Form 10-K
period 2013-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2014-02-24
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $3,050.7 million as of June 28, 2013 based upon the closing price of $39.30 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 21, 2014, 83,324,062 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our.” We elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1993.
We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2013, we owned or had an ownership interest in a portfolio of 377 Properties located throughout the United States and Canada, consisting of 139,126 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (120), California (49), Arizona (41), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Wisconsin (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated Sites (“Site Set”) within the Properties. These homes can range from 400 to over 2,000 square feet. The smallest of these homes are referred to as “Resort Cottages.” Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, pickleball, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of our Properties focus on affordable housing for families. We focus on owning properties in or near large metropolitan markets and retirement and vacation destinations.
Employees and Organizational Structure
We have an annual average of approximately 3,700 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of stockholder value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team of employees at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers who have substantial experience addressing the needs of customers and finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 200 full-time corporate employees who assist on-site and regional management in all property functions.

Our Formation
Our operations are conducted primarily through the Operating Partnership. We contributed the proceeds from our initial public offering in 1993 and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by us. As of December 31, 2013, MHC Trust was merged into ELS, resulting in the general partnership interest of the Operating Partnership being directly held by ELS. The financial results of the Operating Partnership and the Subsidiaries are consolidated in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), we have formed taxable REIT Subsidiaries, as defined in the Code, to engage in such activities.

We intend to treat the merger of MHC Trust into ELS for U.S. federal income tax purposes as a tax-deferred liquidation of MHC Trust under Section 332 of the Code.
Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of ours that is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by us. RSI also provides brokerage services to residents at such Properties who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by our taxable REIT Subsidiaries.
Business Objectives and Operating Strategies
Our primary business objective is to maximize both current income and long-term growth in income. Our operating strategy is to own and operate the highest quality Properties in sought-after locations near urban areas and retirement and vacation destinations across the United States.
We focus on Properties that have strong cash flow and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract to our Properties and retain high quality customers who take pride in the Property and in their homes. Our investment, operating and financing strategies include:

•	Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

•	Increasing income and property values by strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor customer satisfaction;

•
Selectively acquiring properties that have potential for long-term cash flow growth and creating property concentrations in and around major metropolitan areas and retirement or vacation destinations to capitalize on operating synergies and incremental efficiencies; and

•
Managing our debt balances such that we maintain financial flexibility, have minimal exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital.

We focus on creating an attractive residential environment by providing a well-maintained, comfortable Property with a variety of recreational and social activities and superior amenities, as well as offering a multitude of lifestyle housing choices. In addition, we regularly conduct evaluations of the cost of housing in the marketplaces in which our Properties are located and survey rental rates of competing properties. We also conduct satisfaction surveys of our customers to determine the factors they consider most important in choosing a property. We seek to improve Site utilization and efficiency by tracking types of customers and usage patterns and marketing to those specific customer groups.
These business objectives and their implementation are consistent with business strategies determined by our Board of Directors and may be changed at any time.
Acquisitions and Dispositions
Over the last decade our portfolio of Properties (including owned or partly owned Properties) has grown significantly, from 142 Properties with over 51,000 Sites to 377 Properties with over 139,000 Sites. During the year ended December 31, 2013, we acquired five Properties with over 1,800 Sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years, we sold 17 Properties, and redeployed capital to properties in markets we believe have greater long-term potential. In that same time period, we acquired 86 Properties primarily located in retirement and vacation destinations.
We believe that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs, as well as continued constraints on development of new properties, adds to the attractiveness of our Properties as investments. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional properties and are engaged in various stages of negotiations relating to the possible acquisition of properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain properties, which are subject to the satisfactory completion of our due diligence review.

We anticipate that new acquisitions will generally be located in the United States, although we may consider other geographic locations provided they meet certain acquisition criteria. We utilize market information systems to identify and evaluate acquisition opportunities, including the use of a market database to review the primary economic indicators of the various locations in which we expect to expand our operations.
Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, we may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. We believe that an ownership structure that includes the Operating Partnership will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences.
When evaluating potential acquisitions, we consider such factors as:

•	The replacement cost of the property, including land values, entitlements and zoning;

•	The geographic area and the type of property;

•	The location, construction quality, condition and design of the property;

•	The current and projected cash flow of the property and the ability to increase cash flow;

•	The potential for capital appreciation of the property;

•	The terms of tenant leases or usage rights, including the potential for rent increases;

•	The potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	The potential for expansion of the physical layout of the property and the number of Sites;

•	The occupancy and demand by customers for properties of a similar type in the vicinity and the customers’ profile;

•	The prospects for liquidity through sale, financing or refinancing of the property;

•	The competition from existing properties and the potential for the construction of new properties in the area; and

•	Working capital demands.
When evaluating potential dispositions, we consider such factors as:

•	Whether the Property meets our current investment criteria;

•	Our desire to exit certain non-core markets and recycle the capital into core markets; and

•	Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors continues to review the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Several of our Properties have available land for expanding the number of Sites available to be utilized by our customers. Development of these Sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new Sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy includes owning Properties with potential Expansion Site development. Approximately 78 of our Properties have expansion potential, with up to approximately 5,200 acres available for expansion.
Leases or Usage Rights
At our Properties, a typical lease entered into between the owner or renter of a home and us for the rental of a Site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites in 17 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration market conditions, certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our market rates, if appropriate, are made on an annual basis. At Properties zoned for RV use, we have long-term relationships with many of our customers who typically enter into short-term rental agreements. Many resort customers also leave deposits to reserve a Site for the following year. Generally, these customers cannot live full time on the Property. At resort Properties designated for use by customers who have entered a right-to-

use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days. The customer may make a nonrefundable upfront payment, and annual dues payments are required to renew the contract. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 35% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or meet certain other specified criteria.

Regulations and Insurance
General. Our Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, and regulations relating to operating water and wastewater treatment facilities at certain of our Properties. We believe that each Property has all material permits and approvals necessary to operate. We work closely with government agencies to renew these permits and approvals in the ordinary course of business.
At certain of our Properties primarily used as membership campgrounds, state statutes limit our ability to close a Property unless a reasonable substitute Property is made available for members’ use. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring us to register with a state agency and obtain a permit to market (see Item 1A. “Risk Factors”).
Rent Control Legislation. At certain of our Properties, principally in California, state and local rent control laws limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware has enacted a law requiring rental increases greater than the consumer price index to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of it. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3. “Legal Proceedings”).
Insurance. The Properties are insured against risks causing property damage and business interruption including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain various deductible requirements, such as coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2014. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Industry
We believe that modern properties similar to our Properties provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•
Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that manufactured housing and RV properties generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•
Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,750 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and of the RV properties approximately 1,300 contain 200 Sites or more. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties as evidenced by the acquisitions during the year ended December 31, 2013.

•
Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing) with no interruption of rental payments to us, and (iv) moving a Site Set home from one property to another involves substantial cost and effort.

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association (“RVIA”), nearly one in nine U.S. vehicle-owning households owns an RV and there are currently 8.9 million RV owners. The 77 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. According to 2010 U.S. Census figures, every day 12,500 Americans turn 50. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future cash flow growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to 2010 U.S. Census figures, the baby-boom generation will constitute almost 19% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 59% plan on moving upon retirement.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•
Construction Quality: Since 1976, the requirements to meet state, local and federal standards have become more stringent for all factory built housing, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulations, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•
Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend toward multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes. At our Properties, there is an active resale or rental market for these larger homes.

•
Second Home Demographics: According to 2013 National Association of Realtors (“NAR”) reports, sales of second homes in 2012 accounted for 35% of residential transactions, or 1.76 million second-home sales in 2012. There were approximately 7.9 million vacation homes in 2012. The typical vacation-home buyer is 47 years old and earned $92,100 in 2012. According to 2012 NAR reports, approximately 45% of vacation homes were purchased in the south; 25% were purchased in the west; 17% were purchased in the northeast; and 12% were purchased in the Midwest. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial means to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. We believe it is likely that over the next decade we will continue to see high levels of second-home sales, and resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments—According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Since then, manufactured home shipments have increased each year and are on pace for a fifth straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2013 increased over 9.8% to 60,300 units as compared to shipments in 2012 of 54,900 units. According to the RVIA, wholesale shipments of RVs increased 12% in 2013 to approximately 321,100 units as compared to 2012, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2014 RV shipments will increase 3% to 4% as compared to 2013.

Manufactured Housing and Recreational Vehicle
Annual Shipments 2003 - 2013
Shipments
450,000
400,000
350,000
300,000
250,000
200,000
150,000
100,000
50,000
-
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
Year
Manufactured Housing (MH) (1)
RV's (2)

——————————————————————————————————————————————

1.	Source: Institute for Building Technology and Safety

2.	Source: RVIA

•
Sales: Retail sales of RVs increased almost 18% to 244,800 in 2013 as compared to 208,300 in 2012. A total of 208,200 RVs were sold during the year ended December 31, 2012, representing an increase of over 8% over the prior year. We believe that consumers remain concerned about the current economy, and by prospects that the economy might remain sluggish in the years ahead. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales despite the economic turmoil. According to RVIA, RV ownership has reached record levels: 8.9 million American households now own an RV, the highest level ever recorded, which constitutes an increase of 12.7% since 2005. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest.

•
Availability of financing: Since 2008 few sources of financing have been available for manufactured home and RV manufacturers. In addition, the economic and legislative environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as a mortgage loan originator in states where they engage in such financing. In comparison to financing available to purchasers of site-built homes, the few third party financing sources available to purchasers of manufactured homes offer financing with higher down payments and shorter maturities and loan approval is subject to more stringent underwriting criteria. Certain government stimulus packages have also provided government guarantees for site-built single family home loans, thereby increasing the supply of financing for that market. We have contracted with a third party mortgage loan originator to finance customer purchases and we have a small network of lending relationships to provide financing options for our customers. Also, during 2013 we entered into an agreement with an unaffiliated third party home manufacturer to create a new joint venture, ECHO Financing, LLC, to buy and sell homes and provide financing. As the consumer credit environment slowly improves, we have seen an increase in availability of financing for the purchase of RVs.

Please see our risk factors, financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

Available Information
We file reports electronically with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about us and hyperlinks to our filings with the SEC at http://www.equitylifestyle.com, free of charge. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
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

•
the ability of our potential customers to sell or lease their existing site-built residences in order to purchase resort homes or cottages at our Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the possible reduced ability of our potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•
performance of chattel loans purchased in connection with the 2011 Acquisition (see Note 5 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion of the 2011 Acquisition);

•	government stimulus intended to primarily benefit purchasers of site-built housing;

•	fluctuations in the availability and price of gasoline, especially for our transient customers;

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

•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect our financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition;

•	changes in laws and governmental regulations related to proposed minimum wage increases may adversely affect our financial condition;

•	poor weather, especially on holiday weekends in the summer, which could reduce the economic performance of our Northern resort Properties; and

•	our ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. We intend to continue to acquire Properties. Newly acquired Properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired Property up to standards established for our intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, we expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors may include publicly traded REITs, private REITs and other types of investors. Such competition increases prices for Properties.

We expect to acquire Properties with cash from sources included but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, offerings of OP Units, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable Property acquisitions on favorable terms.
The Intended Benefits of Our Acquisitions May Not Be Realized, Which Could Have a Negative Impact on the Market Price of Our Common Stock. Acquisitions pose risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations to the integration of an acquisition;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	an acquisition may not perform as well as we anticipate; and

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio.
As a result of the foregoing, we cannot assure you that any acquisitions that we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.
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
The Current Volume of Home Sales Has Resulted In An Increased Use of Our Rental Program to Maintain Occupancy. Beginning in 2008, our ability to sell new and used homes was significantly impacted by the disruption in the single family housing market. To maintain occupancy, we increased our manufactured home rental operations by purchasing new homes for rental and also renting used homes acquired from customers through purchase, lien sale or abandonment. While our long-term goal is to sell these rental units to homeowners, there is no assurance that we will be successful and we may not be able to liquidate our investment in these homes. In addition, our home rental operations compete with other types of rentals (e.g., apartments), and there is no assurance we will be able to maintain tenants in our investment of rental units.
Some Potential Losses Are Not Covered by Insurance. We carry comprehensive insurance coverage for losses resulting from property damage, environmental, liability claims and business interruption on all of our Properties. In addition we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability and Fiduciary liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2014. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Our Depositary Shares, Which Represent Our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, Have Not Been Rated and are Subordinated to Our Debt. We have not obtained and do not intend to obtain a rating for our depositary shares (the “Depositary Shares”) which represent our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”). No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Depositary Shares. In addition, the Depositary Shares are subordinate to all of our existing and future debt. As described below, our existing debt may restrict, and our future debt may include restrictions on, our ability to pay distributions to preferred stockholders or to make an optional redemption payment to preferred stockholders. The issuance of additional shares of preferred stock on parity with or senior to our Series C Preferred Stock represented by the Depositary Shares would dilute the interests of the holders of our Depositary Shares, and any issuance of preferred stock senior to our Series C Preferred Stock (and, therefore, the Depositary Shares) or of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on our Depositary Shares. Other than the conversion rights afforded to holders of our preferred shares that may occur in connection with a change of control triggering event, none of the provisions relating to our preferred shares contain any provision affording the holders of our preferred shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might materially and adversely affect the holders of our preferred shares, so long as the rights of the holders of our preferred shares are not materially and adversely affected.
Adverse Changes In General Economic Conditions May Adversely Affect Our Business.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas in which a substantial number of our Properties are located. Adverse changes in national economic conditions and in the economic conditions of the regions in which we conduct substantial business may have an adverse effect on the real estate values of our Properties, our financial performance and the market price of our common stock.
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
Laws and Regulations Relating to Campground Membership Sales and Properties Could Adversely Affect the Value of Certain Properties and Our Cash Flow.
Many of the states in which we do business have laws regulating right-to-use or campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and usually give purchasers the right to rescind their purchase between three to five days after the date of sale. Some states have laws requiring us to register with a state agency and obtain a permit to market. We are subject to changes, from time to time, in the application or interpretation of such laws that can affect our business or the rights of our members.
In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground property to close the property unless the customers at the property receive access to a comparable property. The impact of the rights of customers under these laws is uncertain and could adversely affect the availability or timing of sale opportunities or our ability to realize recoveries from Property sales.
The government authorities regulating our activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities and revoke licenses and permits relating to business activities. We monitor our sales and marketing programs and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints.
Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect our portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges.
In certain states, as a result of government regulations and provisions in certain of the right-to-use or campground membership agreements, we are prohibited from selling more than ten memberships per site. At the present time, these restrictions do not preclude us from selling memberships in any state. However, these restrictions may limit our ability to utilize Properties for public usage and/or our ability to convert Sites to more profitable or predictable uses, such as annual rentals.
Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.
Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2.2 billion as of December 31, 2013, of which approximately $513.7 million, or 23.4%, matures in 2015 and 2016. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•	our cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;

•
we might be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the availability of our cash flow to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;

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

Ability To Obtain Mortgage Financing Or To Refinance Maturing Mortgages May Adversely Affect Our Financial Condition. Lenders' demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. If terms are no longer attractive or if financing proceeds are no longer available for any reason, these factors may adversely affect cash flow and our ability to service debt and make distributions to stockholders.
Financial Covenants Could Adversely Affect Our Financial Condition. If a Property is mortgaged to secure payment of indebtedness, and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on our Properties contain customary negative covenants, which among other things limit our ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, our unsecured credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt-to-assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than us) was approximately 40% as of December 31, 2013. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
We May Be Able To Incur Substantially More Debt, Which Would Increase The Risks Associated With Our Substantial Leverage. Despite our current indebtedness levels, we may still be able to incur substantially more debt in the future. If new debt is added to our current debt levels, an even greater portion of our cash flow will be needed to satisfy our debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on our indebtedness.
We Depend on Our Subsidiaries’ Dividends and Distributions.
Substantially all of our assets are owned indirectly by the Operating Partnership. As a result, we have no source of cash flow other than distributions from the Operating Partnership. For us to pay dividends to holders of our common stock and preferred stock, the Operating Partnership must first distribute cash to us. Before it can distribute the cash, the Operating Partnership must first satisfy its obligations to its creditors.
Stockholders’ Ability to Effect Changes of Our Control is Limited.
Provisions of Our Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of our charter and bylaws may delay or prevent a change of our control or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their common stock or Series C Preferred Stock or which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our stockholders.
Maryland Law Imposes Certain Limitations on Changes of Control. Certain provisions of Maryland law prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of the outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for our shares of common stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is our Chairman of the Board, certain holders of Units who received them at the time of our initial public offering, the General Motors Hourly Rate Employees Pension Trust and the General Motors Salaried Employees Pension Trust, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.

We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit.” Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock we transferred as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise on other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of us and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of our stockholders.
Conflicts of Interest Could Influence Our Decisions.
Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2013, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 8.8% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us. Consequently, Mr. Zell’s continued involvement in other investment activities could result in competition to us as well as management decisions that might not reflect the interests of our stockholders.
Risk of Tenant Litigation.
We own Properties in certain areas of the country where the rental rates in our Properties have not increased as fast as the real estate values either because of locally imposed rent control or long term leases. In such areas, certain local government entities have at times investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we would exercise all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition. Moreover, certain of our Properties located in California are subject to rent control ordinances, some of which not only severely restrict ongoing rent increases but also prohibit us from increasing rents upon turnover. Such regulations allow customers to sell their homes for a premium representing the value of the future rent discounts resulting from rent-controlled rents. Tenant groups have filed lawsuits against us seeking not only to limit rent increases, but to be awarded large damage awards due to alleged failure to properly maintain certain Properties.
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
As of December 31, 2013, we owned or had an ownership interest in 377 Properties located in 32 states and British Columbia, including 120 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that we must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures we incurred and reimbursements received from the insurance providers, could adversely affect our economic performance.
Market Interest Rates May Have an Effect on the Value of Our Common Stock.
One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rates with respect to such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more of our funds to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.
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

We Face Risks Relating to Cybersecurity Attacks That Could Cause Loss of Confidential Information and Other Business Disruptions.

We rely extensively on internally and externally hosted computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems.  Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack.  A cybersecurity attack could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems.  A successful attack could disrupt and affect our business operations.
Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.
We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied upon, advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. In particular, the proper federal income tax treatment of right-to-use membership contracts is uncertain and there is no assurance that the IRS will agree with our treatment of such contracts. If the IRS were to disagree with our analysis or our tax counsel’s analysis of various facts and circumstances, our ability to qualify as a REIT could be adversely affected. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
If, with respect to any taxable year, we failed to maintain our qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), we could not deduct distributions to stockholders in computing our net taxable income and we would be subject to U.S. federal income tax on our net taxable income at regular corporate rates. Any U.S. federal income tax payable could include applicable alternative minimum tax. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to stockholders. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

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
Changes in Accounting Standards Could Adversely Affect Our Reported Financial Results. The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that we report our financial condition, results of operations, and cash flows. These changes can be difficult to predict and can materially impact our reported financial results. In some cases, we could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of our financial statements for prior periods.
Our Accounting Policies for Entering Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in Our Financial Results. In 2008, we began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to us. We incur significant selling and marketing expenses to originate the right-to-use contract upgrades, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, we may incur a loss from entering right-to-use contract upgrades, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contract upgrades. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contract upgrades. At the time we began entering right-to-use contracts, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) after we corresponded with the Office of the Chief Accountant at the SEC.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our customers, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts, exercise rooms and various social activities such as concerts. Since most of our customers generally live in our communities for a long time, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that customers comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2013, we owned or had an ownership interest in a portfolio of 377 Properties located throughout the United States and British Columbia containing 139,126 residential Sites. A total of 147 of the Properties are encumbered by debt as of December 31, 2013 (see Note 8 of the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. (Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.)
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Bay Indies, located in Venice, Florida. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2013.
The following table sets forth certain information relating to the Properties we owned as of December 31, 2013, categorized according to major markets and excluding Properties owned through joint ventures. The RV communities Sites occupied by annual customers are presented as 100% occupied. The annual rent for each year presented is the annualized December monthly Site rent per occupant.  Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Florida
East Coast:
Sunshine Key	Big Pine Key	FL	RV	54			409	70	100.0%	$10,117
Cheron Village	Davie	FL	MH	30			202	202	96.5%	$8,273
Carriage Cove	Daytona Beach	FL	MH	59			418	418	90.2%	$6,040
Coquina Crossing	Elkton	FL	MH	316	26	145	568	566	94.5%	$6,660
Bulow Plantation	Flagler Beach	FL	MH	323	181	722	276	276	98.6%	$6,529
Bulow RV	Flagler Beach	FL	RV	(f)			352	76	100.0%	$5,998
Carefree Cove	Ft. Lauderdale	FL	MH	20			164	164	93.9%	$6,850
Park City West	Ft. Lauderdale	FL	MH	60			363	363	97.5%	$6,859
Sunshine Holiday MH	Ft. Lauderdale	FL	MH	32			270	270	89.6%	$7,164
Sunshine Holiday RV	Ft. Lauderdale	FL	RV	(f)			130	32	100.0%	$6,257
Lake Worth Village	Lake Worth	FL	MH	117			823	823	78.4%	$7,142
Maralago Cay	Lantana	FL	MH	102	5		603	603	97.7%	$8,010
Coral Cay	Margate	FL	MH	121			819	818	97.8%	$7,001

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Lakewood Village	Melbourne	FL	MH	68			349	349	88.5%	$5,166
Holiday Village	Ormond Beach	FL	MH	43			301	301	88.0%	$5,238
Sunshine Holiday	Ormond Beach	FL	RV	69			349	131	100.0%	$5,419
The Meadows, FL	Palm Beach Gardens	FL	MH	55			379	379	82.8%	$7,371
Breezy Hill RV	Pompano Beach	FL	RV	52			762	379	100.0%	$6,674
Highland Wood RV	Pompano Beach	FL	RV	15			148	20	100.0%	$5,624
Lighthouse Pointe	Port Orange	FL	MH	64			433	433	84.8%	$5,380
Pickwick	Port Orange	FL	MH	84	4		432	432	99.8%	$5,931
Indian Oaks	Rockledge	FL	MH	38			208	208	100.0%	$4,864
Countryside at Vero Beach	Vero Beach	FL	MH	125			644	644	87.9%	$6,151
Heritage Plantation	Vero Beach	FL	MH	64			437	437	82.2%	$5,949
Holiday Village, FL	Vero Beach	FL	MH	20			128	128	—%	$—
Sunshine Travel	Vero Beach	FL	RV	30	6	48	300	125	100.0%	$5,277
Heron Cay	Vero Beach	FL	MH	130			589	589	85.4%	$6,230
Vero Palm	Vero Beach	FL	MH	64			285	285	79.6%	$5,695
Village Green	Vero Beach	FL	MH	174			781	781	86.0%	$6,739
Palm Beach Colony	West Palm Beach	FL	MH	48			284	284	91.9%	$5,662
Central:
Clover Leaf Farms	Brooksville	FL	MH	227		100	779	779	95.8%	$5,428
Clover Leaf Forest	Brooksville	FL	RV	30			277	139	100.0%	$2,965
Clerbrook	Clermont	FL	RV	288			1,255	683	100.0%	$3,072
Lake Magic	Clermont	FL	RV	69			471	117	100.0%	$4,947
Orange Lake	Clermont	FL	MH	38			242	242	94.6%	$4,802
Orlando	Clermont	FL	RV	270	30	136	850	142	100.0%	$3,358
Haselton Village	Eustis	FL	MH	52			291	291	97.6%	$3,719
Southern Palms	Eustis	FL	RV	120			950	351	100.0%	$4,581
Lakeside Terrace	Fruitland Park	FL	MH	39			241	241	98.8%	$3,881
Grand Island	Grand Island	FL	MH	35			362	362	64.4%	$5,394
Sherwood Forest	Kissimmee	FL	MH	124			769	769	94.4%	$5,710
Sherwood Forest RV	Kissimmee	FL	RV	107	43	149	513	117	100.0%	$5,723
Tropical Palms(g)(h)	Kissimmee	FL	RV	59			541	—	—%	$—
Beacon Hill Colony	Lakeland	FL	MH	31			201	201	97.5%	$4,617
Beacon Terrace	Lakeland	FL	MH	55			297	297	99.3%	$4,807
Kings & Queens	Lakeland	FL	MH	18			107	107	93.5%	$5,066
Lakeland Harbor	Lakeland	FL	MH	65			504	504	99.4%	$4,514
Lakeland Junction	Lakeland	FL	MH	23			193	193	98.4%	$3,901
Coachwood Colony	Leesburg	FL	MH	29			202	202	90.6%	$4,157
Mid-Florida Lakes	Leesburg	FL	MH	290			1,225	1,225	83.4%	$5,783

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Southernaire	Mt. Dora	FL	MH	14			114	114	82.5%	$3,982
Foxwood	Ocala	FL	MH	56			375	375	78.9%	$4,820
Oak Bend	Ocala	FL	MH	62	3		262	262	86.3%	$5,121
Villas at Spanish Oaks	Ocala	FL	MH	69			459	459	86.7%	$5,067
Audubon	Orlando	FL	MH	40			280	280	94.3%	$4,797
Hidden Valley	Orlando	FL	MH	50			303	303	99.0%	$6,405
Starlight Ranch	Orlando	FL	MH	130			783	783	85.1%	$5,864
Covington Estates	Saint Cloud	FL	MH	59			241	241	96.3%	$4,547
Parkwood Communities	Wildwood	FL	MH	121			694	694	97.1%	$3,259
Three Flags RV Resort	Wildwood	FL	RV	23			221	25	100.0%	$2,264
Winter Garden	Winter Garden	FL	RV	27			350	116	100.0%	$4,866
Gulf Coast (Tampa/Naples):
Toby’s RV	Arcadia	FL	RV	44			379	248	100.0%	$2,915
Winter Quarters Manatee	Bradenton	FL	RV	42			415	220	100.0%	$5,227
Windmill Manor	Bradenton	FL	MH	49			292	292	94.9%	$6,483
Glen Ellen	Clearwater	FL	MH	12			106	106	93.4%	$3,828
Hillcrest	Clearwater	FL	MH	25			278	278	95.7%	$5,323
Holiday Ranch	Clearwater	FL	MH	12			150	150	91.3%	$5,029
Silk Oak	Clearwater	FL	MH	19			181	181	95.0%	$5,265
Shady Oaks	Clearwater	FL	MH	31			250	250	95.2%	$6,018
Shady Village	Clearwater	FL	MH	19			156	156	94.9%	$5,900
Crystal Isles	Crystal River	FL	RV	38			260	49	100.0%	$5,549
Lake Haven	Dunedin	FL	MH	48			379	379	94.5%	$5,952
Colony Cove	Ellenton	FL	MH	538			2,207	2,207	90.4%	$6,470
Ridgewood Estates	Ellenton	FL	MH	77			380	380	98.9%	$4,710
Fiesta Key (a)	Long Key	FL	RV	28			324	15	100.0%	$8,307
Fort Myers Beach Resort	Fort Myers	FL	RV	31			306	99	100.0%	$6,285
Gulf Air Resort	Fort Myers	FL	RV	25			246	149	100.0%	$5,569
Barrington Hills	Hudson	FL	RV	28			392	243	100.0%	$3,465
Down Yonder	Largo	FL	MH	50			361	361	99.7%	$6,416
East Bay Oaks	Largo	FL	MH	40			328	328	100.0%	$5,383
Eldorado Village	Largo	FL	MH	25			227	227	98.2%	$5,413
Shangri La	Largo	FL	MH	14			160	160	90.0%	$5,104
Vacation Village	Largo	FL	RV	29			293	155	100.0%	$4,687
Whispering Pines - Largo	Largo	FL	MH	55			392	392	87.5%	$6,277
Winter Quarters Pasco	Lutz	FL	RV	27			255	192	100.0%	$3,769
Buccaneer	N. Ft. Myers	FL	MH	223	39	162	971	971	98.5%	$6,654
Island Vista MHC	N. Ft. Myers	FL	MH	121			616	616	72.7%	$4,735

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Lake Fairways	N. Ft. Myers	FL	MH	259			896	896	99.0%	$6,374
Pine Lakes	N. Ft. Myers	FL	MH	314			584	584	99.8%	$7,912
Pioneer Village	N. Ft. Myers	FL	RV	90			733	368	100.0%	$4,800
The Heritage	N. Ft. Myers	FL	MH	214	22	132	453	453	98.5%	$6,031
Windmill Village	N. Ft. Myers	FL	MH	69			491	491	91.4%	$5,200
Country Place	New Port Richey	FL	MH	82			515	515	100.0%	$5,800
Hacienda Village	New Port Richey	FL	MH	66			505	505	98.4%	$5,529
Harbor View	New Port Richey	FL	MH	69			471	471	96.4%	$4,662
Bay Lake Estates	Nokomis	FL	MH	34			228	228	94.3%	$6,870
Lake Village	Nokomis	FL	MH	65			391	391	99.7%	$6,786
Royal Coachman	Nokomis	FL	RV	111			546	434	100.0%	$6,906
Silver Dollar	Odessa	FL	RV	412			459	393	100.0%	$6,523
Terra Ceia	Palmetto	FL	RV	18			203	147	100.0%	$3,992
Lakes at Countrywood	Plant City	FL	MH	122			424	424	91.3%	$4,866
Meadows at Countrywood	Plant City	FL	MH	140	13	110	799	799	95.6%	$5,639
Oaks at Countrywood	Plant City	FL	MH	44			168	168	76.8%	$4,752
Harbor Lakes	Port Charlotte	FL	RV	80			528	300	100.0%	$5,192
Emerald Lake	Punta Gorda	FL	MH	28			200	200	92.0%	$4,692
Gulf View	Punta Gorda	FL	RV	78			206	57	100.0%	$4,865
Tropical Palms	Punta Gorda	FL	MH	50			294	294	88.1%	$4,017
Winds of St. Armands No.	Sarasota	FL	MH	74			471	471	96.8%	$6,974
Winds of St. Armands So.	Sarasota	FL	MH	61			306	306	99.0%	$7,079
Peace River	South Wauchula	FL	RV	72	38		454	41	100.0%	$2,363
Topics	Spring Hill	FL	RV	35			230	193	100.0%	$3,149
Pine Island	St. James City	FL	RV	31			363	88	100.0%	$5,695
Carefree Village	Tampa	FL	MH	58			401	401	96.8%	$4,959
Tarpon Glen	Tarpon Springs	FL	MH	24			169	169	88.2%	$5,530
Featherock	Valrico	FL	MH	84			521	521	98.5%	$4,988
Bay Indies	Venice	FL	MH	210			1,309	1,309	97.0%	$8,203
Ramblers Rest	Venice	FL	RV	117			647	397	100.0%	$5,880
Crystal Lakes-Zephyrhills	Zephyrhills	FL	MH	146		140	318	318	95.6%	$3,622
Sixth Avenue	Zephyrhills	FL	MH	14			140	140	78.6%	$2,696
Total Florida Market				9,918	410	1,844	51,285	42,476	93.2%	$5,740

California
Northern California:
Monte del Lago	Castroville	CA	MH	54			310	310	97.7%	$13,061
Colony Park	Ceres	CA	MH	20			186	186	90.9%	$6,578

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Russian River	Cloverdale	CA	RV	41			135	3	100.0%	$2,752
Snowflower (h)	Emigrant Gap	CA	RV	612	200		268	—	—%	$—
Four Seasons	Fresno	CA	MH	40			242	242	93.4%	$4,530
Yosemite Lakes	Groveland	CA	RV	403	30	111	299	3	100.0%	$676
Tahoe Valley (b) (h)	Lake Tahoe	CA	RV	86	20	200	413	—	—%	$—
Sea Oaks	Los Osos	CA	MH	18			125	125	100.0%	$6,294
Ponderosa	Lotus	CA	RV	22			170	23	100.0%	$3,269
Turtle Beach	Manteca	CA	RV	39			79	23	100.0%	$3,604
Coralwood (b)	Modesto	CA	MH	22			194	194	68.0%	$8,370
Lake Minden	Nicolaus	CA	RV	165	82	540	323	5	100.0%	$2,548
Lake of the Springs	Oregon House	CA	RV	954	507	1,014	541	64	100.0%	$2,719
Concord Cascade	Pacheco	CA	MH	31			283	283	100.0%	$8,570
San Francisco RV (h)	Pacifica	CA	RV	12			131	—	—%	$—
Quail Meadows	Riverbank	CA	MH	20			146	146	91.8%	$8,605
California Hawaiian	San Jose	CA	MH	50			418	418	100.0%	$11,524
Sunshadow (b)	San Jose	CA	MH	30			121	121	100.0%	$11,361
Village of the Four Seasons	San Jose	CA	MH	30			271	271	100.0%	$10,704
Westwinds (4 Properties) (b)	San Jose	CA	MH	88			723	723	100.0%	$12,399
Laguna Lake	San Luis Obispo	CA	MH	100			300	300	99.0%	$6,342
Contempo Marin	San Rafael	CA	MH	63			396	396	100.0%	$11,557
DeAnza Santa Cruz	Santa Cruz	CA	MH	30			198	198	96.5%	$15,291
Santa Cruz Ranch RV Resort (h)	Scotts Valley	CA	RV	7			106	—	—%	$—
Royal Oaks	Visalia	CA	MH	20			149	149	81.9%	$6,546
Southern California:
Soledad Canyon	Acton	CA	RV	273			1,251	161	100.0%	$2,771
Los Ranchos	Apple Valley	CA	MH	30			389	389	95.4%	$6,432
Date Palm Country Club (b)	Cathedral City	CA	MH	232	3	24	538	538	96.7%	$11,703
Date Palm RV	Cathedral City	CA	RV	(f)			140	20	100.0%	$4,785
Oakzanita	Descanso	CA	RV	145	5		146	15	100.0%	$3,122
Rancho Mesa	El Cajon	CA	MH	20			158	158	98.7%	$11,863
Rancho Valley	El Cajon	CA	MH	19			140	140	98.6%	$12,488
Royal Holiday	Hemet	CA	MH	22			196	196	63.8%	$5,454
Idyllwild	Idyllwild	CA	RV	191			287	41	100.0%	$2,332
Pio Pico	Jamul	CA	RV	176	10		512	103	100.0%	$3,717
Wilderness Lakes	Menifee	CA	RV	73			529	45	100.0%	$3,611
Morgan Hill	Morgan Hill	CA	RV	62			339	31	100.0%	$3,185
Pacific Dunes Ranch(h)	Oceana	CA	RV	48			215	—	—%	$—
San Benito	Paicines	CA	RV	199	23		523	52	100.0%	$2,491

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Palm Springs	Palm Desert	CA	RV	35			401	36	100.0%	$3,681
Las Palmas	Rialto	CA	MH	18			136	136	99.3%	$6,812
Parque La Quinta	Rialto	CA	MH	19			166	166	98.2%	$6,508
Rancho Oso	Santa Barbara	CA	RV	310	40		187	18	100.0%	$3,447
Meadowbrook	Santee	CA	MH	43			338	338	99.7%	$9,113
Lamplighter	Spring Valley	CA	MH	32			270	270	98.1%	$12,418
Santiago Estates	Sylmar	CA	MH	113	9		300	300	100.0%	$12,643
Total California Market				5,017	929	1,889	13,688	7,336	96.3%	$9,438
Arizona
Countryside RV	Apache Junction	AZ	RV	53			560	263	100.0%	$3,349
Golden Sun RV	Apache Junction	AZ	RV	33			329	200	100.0%	$3,337
Apache East	Apache Junction	AZ	MH	17			123	123	97.6%	$4,996
Denali Park	Apache Junction	AZ	MH	33			164	163	99.4%	$4,129
Valley Vista (h)	Benson	AZ	RV	6			145	—	—%	$—
Casita Verde RV	Casa Grande	AZ	RV	14			192	94	100.0%	$2,551
Fiesta Grande RV	Casa Grande	AZ	RV	77			767	518	100.0%	$3,020
Foothills West RV	Casa Grande	AZ	RV	16			188	121	100.0%	$2,432
Sunshine Valley	Chandler	AZ	MH	55			381	381	91.3%	$5,439
Verde Valley	Cottonwood	AZ	RV	273	129	515	352	55	100.0%	$3,192
Casa del Sol East II	Glendale	AZ	MH	29			239	239	94.6%	$6,497
Casa del Sol East III	Glendale	AZ	MH	28			235	236	88.9%	$6,295
Palm Shadows	Glendale	AZ	MH	33			294	294	94.6%	$5,275
Monte Vista	Mesa	AZ	RV	142	56	515	832	747	100.0%	$5,883
Viewpoint	Mesa	AZ	RV	332	55	467	1,954	1,574	100.0%	$5,695
Hacienda de Valencia	Mesa	AZ	MH	51			364	364	98.6%	$6,449
The Highlands at Brentwood	Mesa	AZ	MH	45			268	268	100.0%	$7,078
Seyenna Vistas (The Mark)	Mesa	AZ	MH	60	4		410	410	99.3%	$4,042
Apollo Village	Peoria	AZ	MH	29	3		238	238	99.2%	$5,622
Casa del Sol West I	Peoria	AZ	MH	31			245	245	98.8%	$6,170
Carefree Manor	Phoenix	AZ	MH	16			130	130	100.0%	$5,119
Central Park	Phoenix	AZ	MH	37			293	293	100.0%	$6,505
Desert Skies	Phoenix	AZ	MH	24			165	166	100.0%	$5,923
Sunrise Heights	Phoenix	AZ	MH	28			199	199	100.0%	$6,179
Whispering Palms	Phoenix	AZ	MH	15			116	116	98.3%	$5,003
Desert Vista	Salome	AZ	RV	10			125	1	100.0%	$1,637
Sedona Shadows	Sedona	AZ	MH	48	6	10	198	198	99.5%	$8,669
Venture In	Show Low	AZ	RV	26			389	278	100.0%	$3,100
Paradise	Sun City	AZ	RV	80			950	794	100.0%	$4,519

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
The Meadows	Tempe	AZ	MH	60			390	391	99.7%	$6,859
Fairview Manor	Tucson	AZ	MH	28			237	237	91.6%	$4,526
Westpark	Wickenburg	AZ	MH	48			188	188	100.0%	$6,019
Araby	Yuma	AZ	RV	25			337	304	100.0%	$3,495
Cactus Gardens	Yuma	AZ	RV	43			430	284	100.0%	$2,371
Capri RV	Yuma	AZ	RV	20			303	257	100.0%	$3,097
Desert Paradise	Yuma	AZ	RV	26			260	131	100.0%	$2,421
Foothill	Yuma	AZ	RV	18			180	73	100.0%	$2,381
Mesa Verde	Yuma	AZ	RV	28			345	304	100.0%	$3,010
Suni Sands	Yuma	AZ	RV	34			336	211	100.0%	$2,871
Total Arizona Market				1,971	253	1,507	13,851	11,088	99.1%	$4,941
Colorado
Hillcrest Village	Aurora	CO	MH	72			601	601	92.7%	$7,087
Cimarron	Broomfield	CO	MH	50			327	327	89.9%	$7,134
Holiday Village	Co. Springs	CO	MH	38			240	240	80.0%	$6,848
Bear Creek	Denver	CO	MH	12			124	124	83.9%	$7,163
Holiday Hills	Denver	CO	MH	99			736	736	77.0%	$7,251
Golden Terrace	Golden	CO	MH	32			265	265	91.7%	$7,683
Golden Terrace South	Golden	CO	MH	15			80	80	67.5%	$7,735
Golden Terrace South RV (h)	Golden	CO	RV	(f)			80	—	—%	$—
Golden Terrace West	Golden	CO	MH	39	7		316	316	76.6%	$7,480
Pueblo Grande	Pueblo	CO	MH	33			251	251	62.9%	$4,272
Woodland Hills	Thorton	CO	MH	55			434	434	74.2%	$7,045
Total Colorado Market				445	7	—	3,454	3,374	81.0%	$7,045
Northeast
Stonegate Manor	North Windham	CT	MH	114			372	372	96.0%	$5,225
Waterford	Bear	DE	MH	159			731	731	95.9%	$7,147
Whispering Pines	Lewes	DE	MH	67	2		393	393	87.0%	$5,567
Mariners Cove	Millsboro	DE	MH	101			375	375	96.3%	$7,621
Aspen Meadows	Rehoboth	DE	MH	46			200	200	100.0%	$6,213
Camelot Meadows	Rehoboth	DE	MH	61			301	301	99.0%	$5,831
McNicol	Rehoboth	DE	MH	25			93	93	98.9%	$5,501
Sweetbriar	Rehoboth	DE	MH	38			146	146	96.6%	$5,252
The Glen	Norwell	MA	MH	24			36	36	100.0%	$7,170
Gateway to Cape Cod	Rochester	MA	RV	80			194	56	100.0%	$2,318
Hillcrest	Rockland	MA	MH	19			82	82	93.9%	$6,484
Old Chatham RV	South Dennis	MA	RV	47	11		312	270	100.0%	$4,202
Sturbridge	Sturbridge	MA	RV	223			155	68	100.0%	$2,094

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Fernwood	Capitol Heights	MD	MH	40			329	329	94.5%	$5,988
Williams Estates and Peppermint Woods	Baltimore	MD	MH	121			804	804	98.3%	$6,760
Mount Desert Narrows	Bar Harbor	ME	RV	90	12		206	6	100.0%	$2,005
Patten Pond	Ellsworth	ME	RV	43	60		137	14	100.0%	$2,238
Moody Beach	Moody	ME	RV	48			203	84	100.0%	$2,849
Pinehurst RV Park	Old Orchard Beach	ME	RV	58			550	489	100.0%	$3,443
Narrows Too	Trenton	ME	RV	42			207	15	100.0%	$2,240
Forest Lake	Advance	NC	RV	306	81		305	75	100.0%	$2,503
Scenic	Asheville	NC	MH	28			205	205	80.5%	$4,235
Waterway RV	Cedar Point	NC	RV	27			336	364	100.0%	$3,419
Twin Lakes	Chocowinity	NC	RV	132			419	329	100.0%	$3,062
Green Mountain Park	Lenoir	NC	RV	1,077	400	360	447	178	100.0%	$1,529
Lake Gaston	Littleton	NC	RV	69			235	159	100.0%	$2,371
Lake Myers RV	Mocksville	NC	RV	74			425	294	100.0%	$2,261
Goose Creek	Newport	NC	RV	92	6	51	735	685	100.0%	$3,780
Sandy Beach RV	Contoocook	NH	RV	40			190	97	100.0%	$3,285
Tuxbury Resort	South Hampton	NH	RV	193	100		305	169	100.0%	$3,253
Lake & Shore	Ocean View	NJ	RV	162			401	259	100.0%	$4,493
Chestnut Lake	Port Republic	NJ	RV	32			185	32	100.0%	$2,186
Sea Pines	Swainton	NJ	RV	75			549	256	100.0%	$3,296
Pine Ridge at Crestwood	Whiting	NJ	MH	188			1,035	1,035	89.7%	$5,316
Rondout Valley Resort	Accord	NY	RV	184	94		398	83	100.0%	$2,976
Alpine Lake	Corinth	NY	RV	200	54		500	331	100.0%	$3,036
Lake George Escape	Lake George	NY	RV	178	30		576	41	100.0%	$3,816
The Woodlands	Lockport	NY	MH	225			1,182	1,182	88.0%	$5,142
Greenwood Village	Manorville	NY	MH	79	14	7	512	512	99.4%	$8,465
Brennan Beach	Pulaski	NY	RV	201			1,377	1,188	100.0%	$2,335
Lake George Schroon Valley	Warrensburg	NY	RV	151			151	70	100.0%	$2,124
Greenbriar Village	Bath	PA	MH	63			319	319	97.2%	$6,644
Sun Valley	Bowmansville	PA	RV	86			265	204	100.0%	$2,793
Green Acres	Breinigsville	PA	MH	149			595	595	93.9%	$7,646
Gettysburg Farm	Dover	PA	RV	124			265	72	100.0%	$2,038
Timothy Lake South	East Stroudsburg	PA	RV	[65]			327	64	100.0%	$2,040
Timothy Lake North	East Stroudsburg	PA	RV	93			323	138	100.0%	$2,026
Circle M	Lancaster	PA	RV	103			380	71	100.0%	$2,107
Hershey Preserve	Lebanon	PA	RV	196	20		297	52	100.0%	$2,866
Robin Hill	Lenhartsville	PA	RV	44			270	143	100.0%	$2,617
PA Dutch County	Manheim	PA	RV	102			269	76	100.0%	$1,924

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Spring Gulch	New Holland	PA	RV	114			420	132	100.0%	$3,941
Lil Wolf	Orefield	PA	MH	56			271	271	96.3%	$6,962
Scotrun	Scotrun	PA	RV	63			178	111	100.0%	$1,851
Appalachian	Shartlesville	PA	RV	86	30	200	358	189	100.0%	$2,709
Mountain View - PA	Walnutport	PA	MH	45			188	188	92.6%	$5,258
Carolina Landing	Fair Play	SC	RV	73			192	55	100.0%	$1,593
Inlet Oaks	Murrells Inlet	SC	MH	35			172	172	97.1%	$4,129
The Oaks at Point South (h)	Yemassee	SC	RV	10			93	—	—%	$—
Meadows of Chantilly	Chantilly	VA	MH	82			500	500	99.6%	$11,307
Harbor View (h)	Colonial Beach	VA	RV	69			146	—	—%	$—
Lynchburg	Gladys	VA	RV	170	59		222	19	100.0%	$1,208
Chesapeake Bay	Gloucester	VA	RV	282	80		392	126	100.0%	$2,991
Virginia Landing	Quinby	VA	RV	863	178		233	6	100.0%	$861
Regency Lakes	Winchester	VA	MH	165			523	523	90.8%	$5,525
Williamsburg	Williamsburg	VA	RV	65			211	75	100.0%	$2,103
Total Northeast Market				8,362	1,231	618	23,703	16,509	94.4%	$4,879
Midwest
Hidden Cove	Arley	AL	RV	99	60	200	79	49	100.0%	$2,268
Coach Royale	Boise	ID	MH	12			91	91	74.7%	$4,757
Maple Grove	Boise	ID	MH	38			271	271	80.1%	$4,741
Shenandoah Estates	Boise	ID	MH	24			154	154	99.4%	$5,492
West Meadow Estates	Boise	ID	MH	29			178	178	100.0%	$5,351
O'Connell's	Amboy	IL	RV	286	100	600	668	359	100.0%	$2,952
Pheasant Lake Estates (a)	Beecher	IL	MH	160			613	613	100.0%	$6,807
Pine Country	Belvidere	IL	RV	131			126	133	100.0%	$1,696
Willow Lake Estates	Elgin	IL	MH	111			617	617	83.0%	$8,177
Golf Vista Estates	Monee	IL	MH	144	4		408	408	92.2%	$7,278
Indian Lakes	Batesville	IN	RV	545	159	318	1,000	390	100.0%	$1,646
Horseshoe Lakes	Clinton	IN	RV	289	96	96	123	55	100.0%	$1,121
Twin Mills RV	Howe	IN	RV	137	5	50	501	187	100.0%	$2,054
Hoosier Estates	Lebanon	IN	MH	60			288	288	91.7%	$3,562
Lakeside	New Carlisle	IN	RV	13			89	78	100.0%	$4,753
Oak Tree Village	Portage	IN	MH	76			361	361	67.0%	$5,336
North Glen Village	Westfield	IN	MH	88			289	289	79.9%	$4,568
Diamond Caverns Resort	Park City	KY	RV	714	350	469	220	2	100.0%	$1,475
Lake in the Hills	Auburn Hills	MI	MH	51			237	237	89.5%	$5,630
Bear Cave Resort	Buchanan	MI	RV	25	10		136	10	100.0%	$1,742
Saint Claire	Saint Claire	MI	RV	210	100		229	43	100.0%	$1,500

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Swan Creek	Ypsilanti	MI	MH	59			294	294	96.3%	$5,532
Cedar Knolls	Apple Valley	MN	MH	93			457	457	81.6%	$6,809
Cimarron Park	Lake Elmo	MN	MH	230			505	505	83.0%	$6,942
Rockford Riverview Estates	Rockford	MN	MH	88			429	429	81.6%	$4,351
Rosemount Woods	Rosemount	MN	MH	50			182	182	93.4%	$6,603
Buena Vista	Fargo	ND	MH	76			398	398	89.2%	$4,514
Meadow Park	Fargo	ND	MH	17			116	116	87.9%	$3,541
Kenisee Lake	Jefferson	OH	RV	143	50		119	65	100.0%	$1,117
Wilmington	Wilmington	OH	RV	109	41		169	83	100.0%	$1,702
Natchez Trace	Hohenwald	TN	RV	672	140		531	132	100.0%	$1,245
Cherokee Landing	Middleton	TN	RV	254	124		339	1	—%	$—
Rainbow Lake Manor (a)	Bristol	WI	MH	99			270	270	95.6%	$6,673
Fremont	Fremont	WI	RV	98	5		325	107	100.0%	$2,721
Yukon Trails	Lyndon Station	WI	RV	150	30		214	114	100.0%	$1,720
Westwood Estates (a)	Pleasant Prairie	WI	MH	95			324	324	91.4%	$7,046
Plymouth Rock	Plymouth	WI	RV	133			610	423	100.0%	$2,246
Tranquil Timbers	Sturgeon Bay	WI	RV	125			270	182	100.0%	$1,959
Neshonoc Lakeside (a)	West Salem	WI	RV				284
Arrowhead	Wisconsin Dells	WI	RV	166	40	200	377	181	100.0%	$1,860
Total Midwest Market				5,899	1,314	1,933	12,891	9,076	91.1%	$4,791
Nevada and Utah
Mountain View - NV	Henderson	NV	MH	72			354	354	100.0%	$8,441
Las Vegas	Las Vegas	NV	RV	11			217	5	100.0%	$3,183
Bonanza	Las Vegas	NV	MH	43			353	353	60.9%	$5,848
Boulder Cascade	Las Vegas	NV	MH	39			299	299	76.6%	$6,656
Cabana	Las Vegas	NV	MH	37			263	263	98.1%	$7,003
Flamingo West	Las Vegas	NV	MH	37			258	258	100.0%	$7,657
Villa Borega	Las Vegas	NV	MH	40			293	293	77.5%	$7,030
Westwood Village	Farr West	UT	MH	46			314	314	100.0%	$4,967
All Seasons	Salt Lake City	UT	MH	19			121	121	100.0%	$5,796
St. George	Hurricane	UT	RV	26			123	9	100.0%	$1,714
Total Nevada and Utah Market				370	—	—	2,595	2,269	87.7%	$6,754
Northwest
Cultus Lake (Canada)	Lindell Beach	BC	RV	15			178	43	100.0%	$2,923
Thousand Trails Bend	Bend	OR	RV	289	100	145	351	23	100.0%	$2,483
Pacific City	Cloverdale	OR	RV	105			307	32	100.0%	$3,508
South Jetty	Florence	OR	RV	57			204	3	100.0%	$2,455
Seaside Resort	Seaside	OR	RV	80			251	34	100.0%	$2,895

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Whaler's Rest Resort	South Beach	OR	RV	39			170	16	100.0%	$3,360
Mt. Hood	Welches	OR	RV	115	30	202	436	76	100.0%	$5,822
Shadowbrook	Clackamas	OR	MH	21			156	156	99.4%	$7,966
Falcon Wood Village	Eugene	OR	MH	23			183	183	97.8%	$6,469
Quail Hollow (b)	Fairview	OR	MH	21			137	137	92.7%	$7,884
Birch Bay	Blaine	WA	RV	31			246	20	100.0%	$2,835
Mt. Vernon	Bow	WA	RV	311			251	30	100.0%	$3,123
Chehalis	Chehalis	WA	RV	309	85		360	31	100.0%	$2,449
Grandy Creek	Concrete	WA	RV	63			179	2	100.0%	$1,988
Tall Chief	Fall City	WA	RV	71			180	31	100.0%	$4,134
La Conner (b)	La Conner	WA	RV	106	5		319	31	100.0%	$3,695
Leavenworth	Leavenworth	WA	RV	255	50		266	15	100.0%	$1,960
Thunderbird Resort	Monroe	WA	RV	45	2		136	16	100.0%	$2,721
Little Diamond	Newport	WA	RV	360	119		520	5	100.0%	$1,733
Oceana Resort	Oceana City	WA	RV	16			84	1	100.0%	$2,033
Crescent Bar Resort	Quincy	WA	RV	14			115	22	100.0%	$2,656
Long Beach	Seaview	WA	RV	17			144	10	100.0%	$1,950
Paradise Resort	Silver Creek	WA	RV	60			214	8	100.0%	$2,071
Kloshe Illahee	Federal Way	WA	MH	50			258	258	99.6%	$9,471
Total Northwest Market				2,473	391	347	5,645	1,183	98.6%	$6,321
Texas
Alamo Palms	Alamo	TX	RV	58			643	368	100.0%	$3,978
Bay Landing	Bridgeport	TX	RV	443	235		293	50	100.0%	$2,194
Colorado River	Columbus	TX	RV	218	51		132	16	100.0%	$3,309
Victoria Palms	Donna	TX	RV	117			1,122	520	100.0%	$4,909
Lake Texoma	Gordonville	TX	RV	201			301	143	100.0%	$2,149
Lakewood	Harlingen	TX	RV	30			301	113	100.0%	$2,146
Paradise Park RV	Harlingen	TX	RV	60			563	286	100.0%	$3,253
Sunshine RV	Harlingen	TX	RV	84			1,027	408	100.0%	$2,592
Tropic Winds	Harlingen	TX	RV	112	74		531	121	100.0%	$3,018
Medina Lake	Lakehills	TX	RV	208	50		387	31	100.0%	$2,161
Paradise South	Mercedes	TX	RV	49			493	208	100.0%	$2,199
Lake Tawakoni (b)	Point	TX	RV	324	11		293	81	100.0%	$1,967
Fun n Sun RV	San Benito	TX	RV	135	40		1,435	619	100.0%	$3,342
Southern Comfort	Weslaco	TX	RV	40			403	327	100.0%	$2,954
Country Sunshine	Weslaco	TX	RV	37			390	182	100.0%	$2,896
Lake Whitney	Whitney	TX	RV	403	158		261	37	100.0%	$2,610

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/13	Total Number of Annual Sites as of 12/31/13	Annual Site Occupancy as of 12/31/13	Annual Rent as of 12/31/13
Lake Conroe	Willis	TX	RV	129	30	300	363	128	100.0%	$3,628
Total Texas Market				2,648	649	300	8,938	3,638	100.0%	$3,268

Grand Total All Markets				37,103	5,184	8,438	136,050	96,949	93.9%	$5,908
 _____________________

(a)	Property acquired in 2013.

(b)	Land is leased by us under a non-cancelable operating lease. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

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

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by us during all of 2013, as the Property is leased to a third party operator.

(h)	Property does not contain annual Sites.

Item 3. Legal Proceedings
The legal proceedings disclosure is incorporated herein by reference from Note 18 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 21, 2014, the reported closing price per share of ELS common stock on the NYSE was $39.90 and there were approximately 282 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2013 and 2012 are set forth in the table below (prior period adjusted for stock split):

	Close	High	Low	Distributions Declared
2013
1st Quarter	$38.40	$38.41	$33.84	$0.2500
2nd Quarter	39.30	42.78	36.60	0.2500
3rd Quarter	34.17	41.68	33.84	0.2500
4th Quarter	36.23	38.68	33.47	0.2500
	Close	High	Low	Distributions Declared
2012
1st Quarter	$34.87	$35.43	$32.83	$0.2188
2nd Quarter	34.49	35.49	32.24	0.2188
3rd Quarter	34.06	36.58	33.90	0.2188
4th Quarter	33.65	34.75	31.61	0.2188
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/13-10/31/13	—	$—	None	None
11/1/13-11/30/13	686	37.27	None	None
12/1/13-12/31/13	30,053	36.46	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2013 through December 31, 2013, 30,739 shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain of our executive officers may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Issuance of Certain Securities
Since March 23, 2011, when our 1992 Amended and Restated Stock Option and Stock Award Plan (the "Plan") expired, we granted to certain directors, executive officers and a consultant a total of 383,330 shares of restricted stock net of the number of shares that were subsequently forfeited before vesting (the "Restricted Stock Grants") in private placements exempt from registration. The Restricted Stock Grants were approved by our Board of Directors at the recommendation of the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the "Compensation Committee"). The Restricted Stock Grants were subject to conditions and restrictions, including vesting schedule and term, determined by the Compensation Committee. The amount and vesting terms of the Restricted Stock Grants were disclosed in the appropriate periods in our periodic reports on Form 10-Q and Form 10-K, and in our annual proxy statements and in each recipient's Section 16 filings, as applicable. Under Maryland law, the Restricted Stock Grants were duly authorized and validly issued, and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, were validly issued private placements exempt from registration. The expiration of the Plan did not materially impact the accounting for these awards. At our 2014 Annual Meeting of Stockholders, we intend to ask our stockholders to ratify the Restricted Stock Grants. The number of shares shown in this section has been adjusted for our two-for-one stock split that was effected by and in the form of a stock dividend in July 2013.

Grant Date		Number Of Shares	Fair Market Value of Shares (in millions) (c)

May 8, 2013		40,000	$1.7
April 10, 2013		2,000	0.1
March 13, 2013	(a)	666	—
February 1, 2013		68,666	2.5
January 31, 2013		62,000	2.2
May 8, 2012		32,000	1.1
January 31, 2012		62,000	2.2
January 31, 2012	(b)	83,998	2.9
May 11, 2011		32,000	0.9
Total		383,330	$13.6
____________________

(a) Shares have a fair market value of $24,800.
(b) Net of 36,666 shares with a fair market value of $1.3 million relinquished by senior management.
(c) Fair market value as of the date of the award.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data (prior periods adjusted for stock split))

	Years Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Income Statement Data:
Total Revenues	$728,375	$683,706	$577,009	$517,299	$508,310
Total Expenses	(653,167)	(621,858)	(537,000)	(458,698)	(459,811)
Equity in income from unconsolidated joint ventures	2,039	1,899	1,948	2,027	2,896
Income from discontinued operations	7,133	6,116	547	—	—
Gain (loss) on sale of property, net of taxes	41,525	4,596	—	(231)	4,866
Consolidated net income	$125,905	$74,459	$42,504	$60,397	$56,261

Net income available for Common Shares	$106,919	$54,779	$22,775	$38,354	$34,005

Comprehensive income attributable to Common Shares	$108,443	$54,742	$20,467	$38,354	$34,005

Earnings per Common Share - Basic:
Net income available for Common Shares	$1.29	$0.67	$0.32	$0.63	$0.62

Earnings per Common Share - Fully Diluted:
Net income available for Common Shares	$1.28	$0.66	$0.32	$0.62	$0.61

Distributions declared per Common Share outstanding	$1.00	$0.88	$0.75	$0.60	$0.55

Weighted average Common Shares outstanding - basic	83,018	82,348	71,182	61,034	55,164
Weighted average Common Shares outstanding - fully diluted	91,196	90,862	80,660	71,036	65,888

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,228,106	$4,044,650	$3,960,692	$2,584,987	$2,538,215
Total assets	3,391,639	3,398,226	3,496,101	2,048,395	2,166,319
Total mortgage notes and term loan	2,192,368	2,261,610	2,276,250	1,012,919	1,547,901
Non-controlling interest preferred OP Units	—	—	—	200,000	200,000
Series A Preferred Stock (2)	—	—	200,000	—	—
Series C Preferred Stock (2)	136,144	136,144	—	—	—
Total Common Equity (3)	827,061	788,158	799,280	260,158	254,427

Other Data:
Funds from operations (4)	$191,049	$209,993	$147,457	$125,989	$120,443
Normalized funds from operations (4)	$232,298	$209,688	$165,950	$130,001	$121,137
Total Properties (at end of period) (5)	377	383	382	307	304
Total Sites (at end of period) (5)	139,126	142,679	141,132	111,002	110,575
________________________________

1.	Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no material effect on the consolidated financial statements.

2.
In 2011, we, on behalf of selling stockholders, closed on a public offering of Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”). The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. In 2012, we issued 54,458 shares of Series C Preferred Stock which are represented by Depositary Shares. We also exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 Depositary Shares, each representing 1/100th of a share of Series C Preferred Stock. Also in 2012, we redeemed the remaining 2,554,235 of Series A Preferred Stock.

3.
In 2011, we issued 12,075,000 shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs. During the year ended December 31, 2011, we issued 3,416,552 shares of Common Stock and 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”) with an aggregate value of $224.2 million, net of offering costs, to partially fund the purchase of the 2011 Acquisition Properties. All of the Series B Preferred Stock was redeemed for Common Stock. In 2009, we issued 9.2 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

4.
Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and normalized funds from operations and for a reconciliation of these non-GAAP financial measures to net income.

5.
In 2011, we closed on the acquisition of the 2011 Acquisition Properties which consisted of 74 manufactured home communities and one RV resort containing 30,129 Sites on approximately 6,400 acres located in 16 states.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2013 Accomplishments

•	Core occupancy increased by 312 Sites to a total of 91.8% at year end.

•	Closed on the acquisition of two RV resorts and three manufactured homes communities for a total purchase price of approximately $134 million.

•	Closed on the disposition of 11 non-core Michigan Properties and recognized a gain on sale of real estate of approximately $41 million.

•
We entered into an agreement with an unaffiliated third party to create a joint venture named ECHO Financing, LLC, to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties.

•	Effected a two-for-one split of our common stock, by and in the form of a stock dividend.

•	Amended our charter to increase from 100,000,000 to 200,000,000 the number of shares of our common stock we are authorized to issue.

•	Raised the annual dividend to $1.00 per share in 2013, an increase of more than 14% compared to $0.875 per share in 2012.

•
We closed on approximately $375.5 million of refinancing proceeds on 22 Properties. In addition, we defeased approximately $312.2 million of debt secured by 29 manufactured home communities and paid off 16 maturing mortgages totaling approximately $99.8 million.

Overview and Outlook
Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis.
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2014 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 98,300 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of
December 31, 2013
Community Sites	69,900
Resort Sites:
Annual	23,400
Seasonal	9,100
Transient	9,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
139,100
 _____________________

(1)	Includes approximately 4,800 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.

The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income (see Note 5 in the Notes to the Consolidated Financial Statements contained in this Form 10-K).

A significant portion of our rental agreements on community Sites tie rent increases directly or indirectly to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2014 Core community base rental income to increase approximately 2.3% compared to 2013. The expected increase consists of a 2.0% rate increase, net of a 0.5% reduction related to unbundling of utilities and other charges, and occupancy gains of approximately 0.3%.

Nineteen of our 49 California Properties, our seven Delaware Properties and one of our five Massachusetts Properties are affected by state and local rent control regulations. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally provide the ability to increase rates by a percentage of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
We believe the disruption in the site-built housing market has impacted our home sales business. Customers’ inability to sell their existing site-built homes and relocate to their retirement destination has significantly reduced new home sales volumes since 2007. While we believe available affordable chattel financing is improving, we still believe it is impacting customer purchase decisions in the current economic environment. We entered into a new joint venture named ECHO Financing, LLC to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
In this environment, we believe that customer demand for rentals, which do not require a down payment, is high. We are responding to this by renting our vacant new and used homes. This may represent an attractive source of occupancy as we transition from renters to new home buyers in the future. We are also focusing on sales of homes within our manufactured home Properties. Our Core Portfolio (as defined below) used home sales in our manufactured home communities during the year ended December 31, 2013 increased 29% over the same period of the prior year.
As of December 31, 2013, we had 5,471 occupied manufactured home rentals. For the year ended December 31, 2013 and 2012, rental program net operating income was approximately $39.0 million and $32.4 million, respectively, net of rental asset depreciation expense of approximately $6.5 million and $5.6 million, respectively. Approximately $38.7 million and $32.7 million of rental operations revenue was included in community base rental income for the year ended December 31, 2013 and 2012, respectively. We believe that, unlike the new home sales business, at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues. 2013 Core annual revenues were 3.9% higher than 2012. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five zones of the United States and requires annual payments. Beginning on February 1, 2013, the required annual payments increased from $499 to $525. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 37,700 ZPPs. For the year ended December 31, 2013, we entered into approximately 15,500 ZPPs, or a 53.5% increase from approximately 10,100 ZPPs for the year ended December 31, 2012. Of the 15,500 ZPP's activated during the year ended December 31, 2013, 8,800 were sold to dues paying members.

In 2012, we initiated a program with RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. Since the inception of the ZPP program with the RV dealers, we have activated 7,607 ZPPs. While certain RV dealers make up-front cash payments in exchange for the ZPP they bundle with an RV sale, no cash is received from the members during the first year of membership for memberships activated through the RV dealer program. Through the year ended December 31, 2013, memberships activated through the RV dealer program have contributed approximately $2.2 million of non-cash revenue which was offset by non-cash expense related to the sales and marketing activity. Going forward, we will no longer recognize non-cash revenue or expenses related to these memberships.

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
Property Acquisitions, Joint Ventures and Dispositions
The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2012 through December 31, 2013.

Property	Transaction Date	Sites

Total Sites as of January 1, 2012		141,132
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Victoria Palms (1)	December 28, 2012	1,122
Alamo Palms Resort (1)	December 28, 2012	643
Pheasant Lake (1)	August 1, 2013	613
Rainbow Lake (1)	August 1, 2013	270
Westwood Estates (1)	August 1, 2013	324
Fiesta Key (1)	September 16, 2013	324
Neshonoc (1)	December 17, 2013	284
Expansion Site Development and other:
Sites added (reconfigured) in 2012		(55)
Sites added (reconfigured) in 2013		(24)
Dispositions:
Cascade (1)	December 7, 2012	(163)
Avon on the Lake (1)	July 23, 2013	(616)
Cranberry Lake (1)	July 23, 2013	(328)
Fairchild Lake (1)	July 23, 2013	(344)
Grand Blanc Crossing (1)	July 23, 2013	(478)
Holly Hills (1)	July 23, 2013	(241)
Oakland Glens (1)	July 23, 2013	(724)
Old Orchard (1)	July 23, 2013	(200)
Royal Estates (1)	July 23, 2013	(183)
Westbrook (1)	July 23, 2013	(387)
Westbridge Manor (1)	July 23, 2013	(1,424)
Ferrand Estates (1)	September 25, 2013	(419)
Total Sites as of December 31, 2013		139,126

The gross investment in real estate has increased approximately $183 million to $4,228 million as of December 31, 2013 from $4,045 million as of December 31, 2012 primarily due to the aforementioned acquisitions of Properties during the period.

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding five Properties owned through Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	51,285	118	37.7%	40.7%
Northeast	23,704	66	17.4%	15.0%
Arizona	13,851	39	10.2%	9.8%
California	13,688	48	10.1%	15.7%
Midwest	12,891	40	9.5%	6.7%
Texas	8,938	17	6.6%	3.1%
Northwest	5,645	24	4.1%	3.1%
Colorado	3,454	10	2.5%	3.3%
Other	2,595	10	1.9%	2.6%
Total	136,051	372	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $13.7 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

Qualification as a REIT
We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain.The fact that we hold our assets through the Operating Partnership and our Subsidiaries further complicates the application of the REIT requirements.

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.

Results of Operations
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following tables for the comparison of the year ended December 31, 2013 to the year ended December 31, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.

Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the years ended December 31, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2013 to December 31, 2012 includes all Properties acquired on or prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Community base rental income	$406,579	$394,592	$11,987	3.0%	$409,801	$394,606	$15,195	3.9%
Rental home income	14,236	11,649	2,587	22.2%	14,267	11,649	2,618	22.5%
Resort base rental income	141,261	134,273	6,988	5.2%	147,234	134,327	12,907	9.6%
Right-to-use annual payments	47,967	47,662	305	0.6%	47,967	47,662	305	0.6%
Right-to-use contracts current period, gross	13,142	13,433	(291)	(2.2)%	13,142	13,433	(291)	(2.2)%
Utility and other income	63,119	62,461	658	1.1%	63,800	62,470	1,330	2.1%
Property operating revenues, excluding deferrals	686,304	664,070	22,234	3.3%	696,211	664,147	32,064	4.8%

Property operating and maintenance	225,653	220,295	5,358	2.4%	229,897	220,415	9,482	4.3%
Rental home operating and maintenance	7,443	6,369	1,074	16.9%	7,474	6,369	1,105	17.3%
Real estate taxes	47,479	45,563	1,916	4.2%	48,279	45,590	2,689	5.9%
Sales and marketing, gross	12,835	10,845	1,990	18.3%	12,836	10,845	1,991	18.4%
Property operating expenses, excluding deferrals and Property management	293,410	283,072	10,338	3.7%	298,486	283,219	15,267	5.4%
Income from property operations, excluding deferrals and Property management	392,894	380,998	11,896	3.1%	397,725	380,928	16,797	4.4%
Property management	40,193	37,999	2,194	5.8%	40,193	37,999	2,194	5.8%
Income from property operations, excluding deferrals	$352,701	$342,999	$9,702	2.8%	$357,532	$342,929	$14,603	4.3%
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.4% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $538 in 2013 from $525 in 2012. The average occupancy increased to 91.8% in 2013 from 91.2% in 2012. The increase in property operating and maintenance expenses was primarily driven by repair and maintenance which includes non-recurring, storm related expenses, utility expenses due to higher electric and water expenses, and insurance.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Annual	$90,575	$87,168	$3,407	3.9%	$94,668	$87,222	$7,446	8.5%
Seasonal	22,196	21,077	1,119	5.3%	22,898	21,077	1,821	8.6%
Transient	28,490	26,028	2,462	9.5%	29,668	26,028	3,640	14.0%
Resort base rental income	$141,261	$134,273	$6,988	5.2%	$147,234	$134,327	$12,907	9.6%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The 0.6% increase in right-to-use annual payments is primarily due to an increase in member count. During the year ending December 31, 2013, our member count increased by 1,590 members compared to the same period in 2012. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to an increase in sales and marketing expenses.

The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$673,162	$650,637	$22,525	3.5%	$683,069	$650,714	$32,355	5.0%
Property operating expenses, excluding Sales and marketing, gross	280,575	272,227	8,348	3.1%	285,650	272,374	13,276	4.9%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$392,587	$378,410	$14,177	3.7%	$397,419	$378,340	$19,079	5.0%
The increase in total portfolio income from property operations is primarily due an increase in rates and occupancy in community base rental income and resort base rental income due to increases in annual, seasonal, and transient revenues partially offset by the property operating and maintenance increases described above.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$4,836	$1,698	$3,138	184.8%
Cost of new home sales	(4,315)	(1,440)	(2,875)	(199.7)%
Gross profit from new home sales	521	258	263	101.9%

Gross revenues from used home sales	13,035	6,532	6,503	99.6%
Cost of used home sales	(12,981)	(7,578)	(5,403)	(71.3)%
Gross profit (loss) from used home sales	54	(1,046)	1,100	(105.2)%

Brokered resale revenues and ancillary services revenues, net	4,212	3,093	1,119	36.2%
Home selling expenses	(2,085)	(1,391)	(694)	(49.9)%
Income from home sales operations and other	$2,702	$914	$1,788	195.6%
Home sales volumes:
New home sales (1)	109	35	74	211.4%
Used home sales	1,588	1,306	282	21.6%
Brokered home resale	835	906	(71)	(7.8)%
 _____________________

(1)	Includes 26 home sales through our Echo joint venture and one third-party dealer sale for the year ended December 31, 2013. Includes one third-party home sale for the year ended December 31, 2012.
The increase in income from home sales operations and other is primarily due to an increase in home sales volume at generally higher prices resulting in higher gross profits on used home sales as well as ancillary operations throughout our portfolio.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$22,278	$17,932	$4,346	24.2%
Used Home	30,715	26,417	4,298	16.3%
Rental operations revenue (1)	52,993	44,349	8,644	19.5%
Rental home operating and maintenance	(7,474)	(6,369)	(1,105)	(17.3)%
Income from rental operations	45,519	37,980	7,539	19.8%
Depreciation on rental homes (2)	(6,535)	(5,553)	(982)	(17.7)%
Income from rental operations, net of depreciation	$38,984	$32,427	$6,557	20.2%

Gross investment in new manufactured home rental units	$114,136	$105,733	$8,403	7.9%
Gross investment in used manufactured home rental units	$63,736	$59,809	$3,927	6.6%

Net investment in new manufactured home rental units	$101,073	$96,194	$4,879	5.1%
Net investment in used manufactured home rental units	$54,871	$53,959	$912	1.7%

Number of occupied rentals—new, end of period	2,140	1,834	306	16.7%
Number of occupied rentals—used, end of period	3,331	3,230	101	3.1%
 _____________________

(1)
Approximately $38.7 million and $32.7 million as of December 31, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is primarily due to the increase in the number of occupied rental units. In the ordinary course of business, we acquire used homes from customers through purchase, lien, sale or abandonment. In a vibrant new home sale market older homes may be removed from Sites and replaced with new homes. In the current environment, however, used homes may be rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, depending on market conditions, may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(108,229)	$(102,083)	$(6,146)	(6.0)%
Amortization of in-place leases	(1,940)	(39,467)	37,527	95.1%
Interest income	8,260	8,135	125	1.5%
Income from other investments, net	7,515	6,795	720	10.6%
General and administrative (excluding transaction costs)	(26,248)	(26,231)	(17)	(0.1)%
Transaction costs	(1,963)	(157)	(1,806)	(1,150.3)%
Early debt retirement	(37,844)	—	(37,844)	(100.0)%
Rent control initiatives and other	(2,771)	(1,456)	(1,315)	(90.3)%
Interest and related amortization	(118,522)	(123,992)	5,470	4.4%
Total other expenses, net	$(281,742)	$(278,456)	$(3,286)	(1.2)%

During the year ended December 31, 2013, we recorded an additional $3.5 million in depreciation expense to correct amounts recorded in prior periods related to certain assets. In addition, there is an increase in rental home depreciation driven by a higher number of rental homes.
Amortization of in-place leases decreased primarily due to the expected term of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at five Properties and in 2012 included the amortization at 75 Properties.
Income from other investments, net increased primarily due to net insurance proceeds of $1.6 million related to the settlement of the hurricane litigation and miscellaneous corporate income of $0.5 million offset by the $1.4 million expense of the contingent asset related to our Colony Cove property (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K).
Early debt retirement expenses increased primarily due to defeasance costs associated with the early retirement of 29 mortgages (see Note 8 in the Notes to Consolidated Financial Statements in this Form 10-K). This also contributed to the decrease in interest and related amortization. Transaction costs increased due to litigation settlement costs of $0.9 million and acquisition costs of $1.0 million. Rent control initiatives and other increased primarily due to a payment of approximately $1.4 million related to an award of attorney’s fees and costs to the City of San Rafael in the rent control litigation (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
The following tables for the comparison of the year ended December 31, 2012 to the year ended December 31, 2011 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the years ended December 31, 2012 and 2011 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2012 to December 31, 2011 includes all Properties acquired on or prior to December 31, 2010 and which we have owned and operated continuously since January 1, 2011. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Community base rental income	$274,362	$266,584	$7,778	2.9%	$394,606	$309,230	$85,376	27.6%
Rental home income	8,125	6,340	1,785	28.2%	11,649	7,245	4,404	60.8%
Resort base rental income	133,749	130,432	3,317	2.5%	134,327	130,489	3,838	2.9%
Right-to-use annual payments	47,662	49,122	(1,460)	(3.0)%	47,662	49,122	(1,460)	(3.0)%
Right-to-use contracts current period, gross	13,433	17,856	(4,423)	(24.8)%	13,433	17,856	(4,423)	(24.8)%
Utility and other income	51,657	49,552	2,105	4.2%	62,470	53,116	9,354	17.6%
Property operating revenues, excluding deferrals	528,988	519,886	9,102	1.8%	664,147	567,058	97,089	17.1%

Property operating and maintenance	188,542	186,947	1,595	0.9%	220,415	197,781	22,634	11.4%
Rental home operating and maintenance	4,662	3,896	766	19.7%	6,369	4,493	1,876	41.8%
Real estate taxes	32,719	32,111	608	1.9%	45,590	36,528	9,062	24.8%
Sales and marketing, gross	10,841	11,218	(377)	(3.4)%	10,845	11,218	(373)	(3.3)%
Property operating expenses, excluding deferrals and Property management	236,764	234,172	2,592	1.1%	283,219	250,020	33,199	13.3%
Income from property operations, excluding deferrals and Property management	292,224	285,714	6,510	2.3%	380,928	317,038	63,890	20.2%
Property management	33,087	33,158	(71)	(0.2)%	37,999	34,846	3,153	9.0%
Income from property operations, excluding deferrals	$259,137	$252,556	$6,581	2.6%	$342,929	$282,192	$60,737	21.5%
The 2.9% increase in Core Portfolio community base rental income primarily reflects a 2.3% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $567 in 2012 from $554 in 2011. The average occupancy increased to 91.5% in 2012 from 90.9% in 2011.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Annual	$86,753	$83,324	$3,429	4.1%	$87,222	$83,328	$3,894	4.7%
Seasonal	20,982	20,670	312	1.5%	21,077	20,718	359	1.7%
Transient	26,014	26,438	(424)	(1.6)%	26,028	26,443	(415)	(1.6)%
Resort base rental income	$133,749	$130,432	$3,317	2.5%	$134,327	$130,489	$3,838	2.9%
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
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$515,555	$502,030	$13,525	2.7%	$650,714	$549,202	$101,512	18.5%
Property operating expenses, excluding Sales and marketing, gross	225,923	222,954	2,969	1.3%	272,374	238,802	33,572	14.1%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$289,632	$279,076	$10,556	3.8%	$378,340	$310,400	$67,940	21.9%
The increase in Total Portfolio income from property operations is primarily due to the acquisition of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011.

Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2012 and 2011 (amounts in thousands, except home sales volumes).

	2012	2011	Variance	% Change
Gross revenues from new home sales	$1,698	$2,278	$(580)	(25.5)%
Cost of new home sales	(1,440)	(2,133)	693	32.5%
Gross profit (loss) from new home sales	258	145	113	77.9%

Gross revenues from used home sales	6,532	3,750	2,782	74.2%
Cost of used home sales	(7,578)	(3,482)	(4,096)	(117.6)%
Gross profit from used home sales	(1,046)	268	(1,314)	(490.3)%

Brokered resale revenues and ancillary services revenues, net	3,093	3,483	(390)	(11.2)%
Home selling expenses	(1,391)	(1,591)	200	12.6%
Income from home sales operations and other	$914	$2,305	$(1,391)	(60.3)%
Home sales volumes:
New home sales (1)	35	51	(16)	(31.4)%
Used home sales (2)	1,306	888	418	47.1%
Brokered home resale	906	708	198	28.0%
 _____________________

(1)	Includes three third-party dealer sales for the year ended December 31, 2011.

(2)	Includes one third-party dealer sale for the year ended December 31, 2011.
Income from home sales operations decreased primarily as a result of decreased profit on used home sales and a decrease in ancillary revenues.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2012 and 2011 (amounts in thousands, except rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$17,932	$12,398	$5,534	44.6%
Used Home	26,417	17,701	8,716	49.2%
Rental operations revenue (1)	44,349	30,099	14,250	47.3%
Rental home operating and maintenance	(6,369)	(4,493)	(1,876)	(41.8)%
Income from rental operations	37,980	25,606	12,374	48.3%
Depreciation on rental homes (2)	(5,553)	(4,116)	(1,437)	(34.9)%
Income from rental operations, net of depreciation	$32,427	$21,490	$10,937	50.9%

Gross investment in new manufactured home rental units	$105,733	$83,214	$22,519	27.1%
Gross investment in used manufactured home rental units	$59,809	$48,943	$10,866	22.2%

Net investment in new manufactured home rental units	$96,194	$76,695	$19,499	25.4%
Net investment in used manufactured home rental units	$53,959	$45,292	$8,667	19.1%

Number of occupied rentals—new, end of period	1,834	1,340	494	36.9%
Number of occupied rentals—used, end of period	3,230	2,663	567	21.3%
 _____________________

(1)
Approximately $32.7 million and $22.9 million as of December 31, 2012 and 2011, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of occupied rental units resulting from the purchase of additional rental units during 2012 and the acquisition of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011.
In the ordinary course of business, we acquire used homes from customers through purchase, lien, sale or abandonment. In a vibrant new home sale market older homes may be removed from Sites and replaced with new homes. In the current environment, however, used homes may be rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and based on improved market conditions may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate and rental homes	$(102,083)	$(83,013)	$(19,070)	(23.0)%
Amortization of in-place leases	(39,467)	(23,126)	(16,341)	(70.7)%
Interest income	8,135	5,924	2,211	37.3%
Income from other investments, net	6,795	6,452	343	5.3%
General and administrative	(26,231)	(23,553)	(2,678)	(11.4)%
Transaction costs	(157)	(18,493)	18,336	99.2%
Rent control initiatives and other	(1,456)	(2,043)	587	28.7%
Interest and related amortization	(123,992)	(99,489)	(24,503)	(24.6)%
Total other expenses, net	$(278,456)	$(237,341)	$(41,115)	(17.3)%

Depreciation on real estate and rental homes, amortization of in-place leases and interest income increased primarily due to the purchase of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011. General and administrative decreased primarily due to the purchase of the 2011 Acquisition Properties in 2011. Rent control initiatives and other are lower due to decreased activity in the San Rafael legal appeal (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Interest and related amortization increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 of the 2011 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the $200.0 million of new secured debt originated during the six months ended December 31, 2011.
Income from other investments, net increased primarily due to the $0.5 million increase in the fair value of the contingent consideration of the net asset associated with the 2011 Acquisition Properties. We own both a fee interest and a leasehold interest in a 2,200 site 2011 Acquisition Property. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be exercised by either party upon the death of the fee holder. We are the beneficiary of an escrow funded by the seller with approximately 114,000 shares of our common stock. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect us from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. In connection with the purchase price allocation associated with the 2011 Acquisition Properties, we recorded contingent consideration of approximately $6.7 million related to this escrow (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K).
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on Properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect these similar demands for liquidity to continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit (“LOC”) and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and authorized common stock in an unallocated shelf registration statement which was automatically effective when filed with the SEC.

On November 25, 2013, our stockholders approved an amendment to our charter to increase from 100,000,000 to 200,000,000 the number of shares of common stock we are authorized to issue. This amendment was previously approved by our Board of Directors and was described in detail in our definitive proxy materials previously filed with the Securities and Exchange Commission on October 17, 2013.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $58.4 million in available cash at year end 2013 and full availability on our $380.0 million unsecured LOC, to satisfy our near term obligations.

During the year ended December 31, 2013, we closed on $375.5 million in loans secured by manufactured home communities with a weighted average interest rate of 4.4% per annum. The loan proceeds and available cash were used to defease approximately $312.2 million of debt with a weighted average interest rate of 5.6% per annum, which was secured by 29 manufactured home communities. We paid approximately $37.8 million in defeasance costs associated with the early retirement of the mortgages.
During the year ended December 31, 2013, we paid off 16 mortgages totaling approximately $99.8 million, with a weighted average interest rate of 6.0% per annum.
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. We have approximately $87.0 million of scheduled debt maturities in 2014 (excluding scheduled principal payments on debt maturing in 2014 and beyond). We have a loan commitment for a $54.3 million loan, at 4.5%, for approximately 22 years, with closing scheduled on April 1, 2014. We expect to satisfy our 2014 maturities with the existing cash and projected operating cash. On January 2, 2014, we repaid approximately $16.6 million of debt maturing in 2014, which had a weighted average interest rate of 5.7% per annum. On February 1, 2014, we also repaid one mortgage scheduled to mature in 2014 of approximately $4.0 million with a stated interest rate of 5.4% per annum.

The table below summarizes cash flow activity for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands).

	For the years ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$255,349	$236,445	$175,641
Net cash used in investing activities	(37,854)	(86,565)	(701,848)
Net cash (used in) provided by financing activities	(196,194)	(183,214)	584,008
Net increase (decrease) in cash and cash equivalents	$21,301	$(33,334)	$57,801
Operating Activities
Net cash provided by operating activities increased $18.9 million to $255.3 million for the year ended December 31, 2013 from $236.4 million for the year ended December 31, 2012. The increase in cash provided by operating activities is primarily due to an increase in net income, increase in depreciation expense, an increase in early debt retirement costs offset by gain on sale in 2013 and a decrease in amortization of in-place leases. Net cash provided by operating activities increased $60.8 million to $236.4 million for the year ended December 31, 2012 from $175.6 million for the year ended December 31, 2011. The increase in 2012 was primarily due to an increase in net income from operations from the 2011 Acquisition Properties acquired on various dates during the last six months of 2011.

Investing Activities
Net cash used in investing activities was $37.9 million for the year ended December 31, 2013 compared to $86.6 million for the year ended December 31, 2012. Significant components of net cash used in investing activities include:

•
Approximately $64.7 million paid in 2013 for capital improvements, including approximately $24.9 million of recurring capital expenditures and approximately $39.8 million of development, new and used home investment and corporate improvements (see Capital Improvements table below).

•
Approximately $92.0 million paid in 2013 to acquire three manufactured home communities located in the Chicago metropolitan area (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our recent acquisitions).

•
Approximately $24.4 million paid in 2013 to acquire an RV community located in the Florida Keys (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our recent acquisitions).

•
Approximately $1.3 million paid in 2013 to acquire an RV community located in Wisconsin (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our recent acquisitions).

•	Approximately $12.0 million paid in 2013 as a net tax deferred exchange deposit.

•
Approximately $2.6 million investment paid in 2013 for ECHO joint venture (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our joint ventures).

•
Approximately $158.0 million received in 2013 from the disposition of the Michigan Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of the sale).

•	Approximately $1.2 million of net repayments received in 2013 on notes receivable (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion).

•
Approximately $75.3 million paid in 2012 for capital improvements, including approximately $29.3 million of recurring capital expenditures and approximately $46.0 million of development, new and used home investment and corporate improvements (see Capital Improvements table below).

•
Approximately $24.2 million paid in 2012 for the acquisition of two Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our recent acquisitions).

•
Approximately $7.6 million received in 2012 from the disposition of a rental property (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of the sale).

•	Approximately $5.3 million of net repayments received in 2012 on notes receivable (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion).

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands).

	For the years ended December 31,(1)
	2013	2012	2011
Recurring Capital Expenditures (2)	$24,881	$29,287	$23,315
Development (3)	591	920	2,467
New home investments	23,553	29,218	28,542
Used home investments	14,731	15,179	7,266
Total Property	63,756	74,604	61,590
Corporate	958	656	442
Total Capital improvements	$64,714	$75,260	$62,032
__________________________________________________

(1)
Excludes noncash activity of approximately $0.8 million for new homes purchased with dealer financing for the year ended December 31, 2011 and approximately $2.6 million, $5.3 million and $2.7 million of repossessions for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.

Financing Activities
Net cash used in financing activities was $196.2 million for the year ended December 31, 2013 compared to net cash used in financing activities of $183.2 million for the year ended December 31, 2012. Significant components of net cash used in financing activities include:

•	We received $375.5 million in financing proceeds in 2013 (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our borrowing arrangements).

•
We paid approximately $350.7 million of amortizing principal debt, approximately $99.8 million of maturing mortgages and paid approximately $43.0 million in debt issuance and early debt retirement costs in 2013 (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our borrowing arrangements).

•	We received approximately $20.0 million in LOC proceeds and made repayments in the same amount in 2013.

•
We paid approximately $77.5 million of distributions in 2013 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.5 million in equity issuance costs in 2013 (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our equity transactions).

•
Approximately $159.5 million of financing proceeds received in 2012 were offset by pay downs of approximately $137.7 million of maturing mortgages, payments of approximately $29.9 million of amortizing principal debt, and payments of approximately $3.1 million of debt issuance costs (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our borrowing arrangements).

•
Approximately $110.8 million of distributions paid in 2012 to common stockholders, common OP unitholders and preferred stockholders and approximately $63.9 million for the redemption of preferred stock and paid $1.3 million in equity issuance costs offset by proceeds received of approximately $4.9 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our equity transactions).

Contractual Obligations
As of December 31, 2013, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total		2014	2015	2016	2017	2018	Thereafter
Long Term Borrowings (1)	$2,174,604		$119,452	$311,208	$246,054	$310,725	$207,592	$979,573
Interest Expense (2)	604,939		109,998	102,388	81,183	70,007	56,972	184,391
Operating Lease	15,675		1,875	1,922	1,954	1,987	2,032	5,905
LOC Maintenance Fee (3)	3,092		1,140	1,140	812	—	—	—
Total Contractual Obligations	$2,798,310		$232,465	$416,658	$330,003	$382,719	$266,596	$1,169,869
Weighted average interest rates	4.99%	—	5.20%	5.17%	5.07%	5.15%	5.28%	4.61%
 _____________________

(1)
Balance excludes net premiums and discounts of $17.8 million, primarily due to the fair market value adjustment of the assumption of $506.5 million of secured debt from the remaining Properties acquired in 2011. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of December 31, 2013.

(3)	Assumes we will exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.
We do not include insurance, property taxes and cancelable contracts in the contractual obligations table above.

We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2014 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.  Minimum future rental payments under the ground leases are approximately $1.9 million in each of 2014, 2015, and 2016, $2.0 million in 2017 and 2018 and approximately $11.6 million thereafter. Future minimum rental payments exclude payments related to the Colony Cove Property lease as we have provided the required notification of our intent to exercise the purchase option for the land which is expected to close in early 2014.
With respect to maturing debt, we have staggered the maturities of our long-term mortgage debt over an average of approximately seven years, with approximately $311.2 million (which is due in 2015) in principal payments coming due in any single year. We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Long-Lived Assets
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life.
In accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”), we periodically evaluate our long-lived assets to be held and used, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
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
For long-lived assets to be held and used, if an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time we have made the decision to dispose of the Property, have a commitment to sell the Property and/or are actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. We account for our Properties held for disposition in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale are classified as discontinued operations in all periods presented, as applicable.
Revenue Recognition
We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We evaluate all amounts receivable from customers and an allowance is established for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.9 million and $4.7 million as of December 31, 2013 and 2012, respectively. We will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
In conjunction with the acquisition of the Thousand Trails business, we decided to account for the entry of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) based on correspondence with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront nonrefundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be from one to 31 years. For example, we have currently estimated that 7.9% of customers who enter a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 7.9% of our customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts.
We continue to monitor customer lives based on historical attrition rates and changes in revenue recognized may occur in the future due to changes in customer behavior.
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

We also provide financing for nonrefundable up-front payments on sales of new or upgrades of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when an up-front payment is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The reserve and the rate at which we provide for losses on our Contracts Receivable could be increased or decreased in the future based on our actual collection experience. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)
Certain of our Contracts Receivable were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through December 31, 2013, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and we regularly update our expectations regarding the amounts and timing of future cash flows.
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
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
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of Properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive up-front nonrefundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront nonrefundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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

The following table presents a calculation of FFO and Normalized FFO for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Computation of funds from operations:
Net income available for common shares	$106,919	$54,779	$22,775
Income allocated to common OP Units	9,706	5,067	3,105
Series B Redeemable Preferred Stock Dividends	—	—	466
Right-to-use contract upfront payments, deferred, net	5,694	6,694	11,936
Right-to-use contract commissions, deferred, net	(2,410)	(3,155)	(4,789)
Depreciation on real estate assets	101,694	96,530	78,897
Depreciation on real estate assets, discontinued operations	1,536	2,832	1,250
Depreciation on rental homes	6,535	5,553	4,116
Amortization of in-place leases	1,940	39,467	23,126
Amortization of in-place leases, discontinued operations	—	5,656	5,347
Depreciation on unconsolidated joint ventures	960	1,166	1,228
Gain on sale of property, net of tax	(41,525)	(4,596)	—
FFO available for common shares	$191,049	$209,993	$147,457
Change in fair value of contingent consideration asset	1,442	(462)	—
Transaction costs	1,963	157	18,493
Early debt retirement	37,844	—	—
Normalized FFO available for common shares	$232,298	$209,688	$165,950
Weighted average common shares outstanding—fully diluted	91,196	90,862	80,660

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2014 to 2038. At December 31, 2013, approximately 100% or approximately $2.0 billion of our outstanding secured debt had fixed interest rates with scheduled maturities from 2014 to 2038, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $135.3 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $145.3 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of December 31, 2013, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.
FORWARD-LOOKING STATEMENTS
This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of recent acquisitions on us. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•
our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of Sites by customers and our success in acquiring new customers at our Properties (including those that we may acquire);

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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of transactions in their entirety and future transactions, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

Item 8. Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), maintain a system of disclosure controls and procedures, designed to provide reasonable assurance that information we are required to disclose in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that we will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2013.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO) in "Internal Control-Integrated Framework.”
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
None.

PART III
Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2014 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,085,600	21.95	—
Equity compensation plans not approved by security holders (2)	N/A	N/A	530,867
Total	1,085,600	21.95	530,867
_________________________________

(1)	Represents shares of common stock pursuant our Stock Option and Award Plan adopted in December 1992 prior to its expiration.

(2)
Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in July 1997, as amended in May 2006. Under the Employee Stock Purchase Plan, eligible employees make monthly contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2013 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.
Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2014 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

2.	Financial Statement Schedule
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

3.	Exhibits:

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or our disclosure information or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

3.1(f)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.4(g)	Second Amended and Restated Bylaws effective August 8, 2007

3.7(q)	Articles Supplementary designating our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

3.8(r)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

3.9(s)	Articles Supplementary reclassifying shares of authorized but unissued preferred stock

3.10(s)	Articles Supplementary for the 6% Series D Cumulative Non-Qualified Preferred Stock of Equity LifeStyle Properties, Inc

3.11(s)	Articles Supplementary for the 18.75% Series E Cumulative Non-Voting Preferred Stock of Equity LifeStyle Properties, Inc

3.12(s)	Articles Supplementary for the 6.75% Series F Cumulative Non-Voting Preferred Stock of Equity LifeStyle Properties, Inc

4.3(i)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.5(l)	Registration Rights Agreement, entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C. dated July 1, 2011

4.6(o)	Form of Depositary Agreement, among us, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares

4.7(q)	Specimen Stock Certificate Evidencing our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.8(q)	Specimen Receipt Evidencing the Depositary Shares

10.4(a)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(d)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.6(s)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.10(b)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(c)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

10.33(e)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(e)	Form of Indemnification Agreement

10.43(h)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.46(j)	Amended and Restated Credit Agreement ($380 million Unsecured Revolving Facility) dated May 19, 2011

10.49(j)	Amended and Restated Guaranty dated May 19, 2011

10.50(m)
Term Loan Agreement, dated July 1, 2011, by and among us, the Operating Partnership, Wells Fargo Securities, LLC, Bank of America, N.A., Wells Fargo Bank, National Association and each of the financial institutions initially a signatory thereto together with their successors and assignees

10.51(m)	Guaranty, dated July 1, 2011, by and among us, MHC Trust, MHC T1000 Trust and Wells Fargo Bank, National Association

10.53(n)	Third Amendment to the Amended and Restated Credit Agreement, dated July 20, 2012, by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.54(n)	Guarantor Acknowledgment, dated July 20, 2012, by and among us, MHC Trust, MHC T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.55(p)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and RBC Capital Markets, LLC

10.56(p)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and RBS Securities Inc.

10.57(p)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and Wells Fargo Securities, LLC

10.58(p)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

12(t)	Computation of Ratio of Earnings to Fixed Charges

14(e)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006

21(t)	Subsidiaries of the registrant

23(t)	Consent of Independent Registered Public Accounting Firm

24.1(t)	Power of Attorney for Philip C. Calian dated February 19, 2013

24.2(t)	Power of Attorney for David J. Contis dated February 20, 2013

24.3(t)	Power of Attorney for Thomas E. Dobrowski dated February 18, 2013

24.4(t)	Power of Attorney for Thomas P. Heneghan dated February 20, 2013

24.5(t)	Power of Attorney for Sheli Z. Rosenberg dated February 20, 2013

24.6(t)	Power of Attorney for Howard Walker dated February 20, 2013

24.7(t)	Power of Attorney for Gary Waterman dated February 18, 2013

24.8(t)	Power of Attorney for William Young dated February 24, 2013

24.9(t)	Power of Attorney for Samuel Zell dated February 20, 2013

31.1(t)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(t)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(t)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(t)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from Equity LifeStyle Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(b)	Included as Exhibit A to our definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(c)	Included as Appendix A to our Definitive Proxy Statement dated March 30, 2001

(d)	Included as an exhibit to our Report on Form 10-K dated December 31, 2005

(e)	Included as an exhibit to our Report on Form 10-K dated December 31, 2006

(f)	Included as an exhibit to our Report on Form 8-K dated May 18, 2007

(g)	Included as an exhibit to our Report on Form 8-K dated August 8, 2007

(h)	Included as an exhibit to our Report on Form 8-K dated December 8, 2000, filed on September 25, 2008

(i)	Included as an exhibit to our Report on Form S-3 ASR dated May 6, 2009

(j)	Included as an exhibit to our Report on Form 8-K dated May 19, 2011

(k)	Included as an exhibit to our Report on Form 8-K dated May 31, 2011

(l)	Included as an exhibit to our Report on Form 10-Q dated June 30, 2011

(m)	Included as an exhibit to our Report on Form 8-K dated July 1, 2011

(n)	Included as an exhibit to our Report on Form 8-K dated July 20, 2012

(o)	Included as an exhibit to our Schedule TO/13E-3 dated August 23, 2012

(p)	Included as an exhibit to our Report on Form 8-K dated September 6, 2012

(q)	Included as an exhibit to our Form 8-A dated September 14, 2012

(r)	Included as an exhibit to our Report on Form 8-K dated November 25, 2013

(s)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(t)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 24, 2014	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2014	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	February 24, 2014	By:	/s/ JOHN LOS
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 24, 2014
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) *Attorney in Fact	February 24, 2014
Paul Seavey

/s/ JOHN LOS	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2014
John Los

*SAMUEL ZELL	Chairman of the Board	February 24, 2014
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 24, 2014
Howard Walker

*THOMAS P. HENEGHAN	Co-Vice-Chairman of the Board	February 24, 2014
Thomas P. Heneghan

*PHILIP C. CALIAN	Director	February 24, 2014
Philip C. Calian

*DAVID J. CONTIS	Director	February 24, 2014
David J. Contis

*THOMAS E. DOBROWSKI	Director	February 24, 2014
Thomas E. Dobrowski

* SHELI Z. ROSENBERG	Director	February 24, 2014
Sheli Z. Rosenberg

*GARY WATERMAN	Director	February 24, 2014
Gary Waterman

*WILLIAM YOUNG	Director	February 24, 2014
William Young

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc.’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule listed in the Index to the financial statements, of Equity Lifestyle Properties, Inc., and our report dated February 24, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2014

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(amounts in thousands, except for share and per share data (prior period adjusted for stock split))

	December 31, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$1,025,246	$984,224
Land improvements	2,667,213	2,565,299
Buildings and other depreciable property	535,647	495,127
	4,228,106	4,044,650
Accumulated depreciation	(1,058,540)	(948,581)
Net investment in real estate	3,169,566	3,096,069
Cash	58,427	37,126
Notes receivable, net	42,990	45,469
Investment in joint ventures	11,583	8,420
Deferred financing costs, net	19,873	20,620
Deferred commission expense	25,251	22,841
Escrow deposits, goodwill and other assets, net	63,949	47,829
Assets held for disposition	—	119,852
Total Assets	$3,391,639	$3,398,226
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,992,368	$2,061,610
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	65,157	63,672
Deferred revenue—upfront payments from right-to-use contracts	68,673	62,979
Deferred revenue—right-to-use annual payments	11,136	11,088
Accrued interest payable	9,416	10,500
Rents and other customer payments received in advance and security deposits	58,931	54,017
Distributions payable	22,753	—
Liabilities held for disposition	—	10,058
Total Liabilities	2,428,434	2,473,924
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of December 31, 2013 and December 31, 2012; none issued and outstanding as of December 31, 2012. As of December 31, 2013, includes 125 shares 6% Series D Cumulative Preferred stock and 250 shares 18.75% Series E Cumulative Preferred stock; both issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of December 31, 2013 and December 31, 2012 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 and 100,000,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; 83,313,677 and 83,193,310 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	834	832
Paid-in capital	1,021,365	1,012,514
Distributions in excess of accumulated earnings	(264,083)	(287,652)
Accumulated other comprehensive loss	(927)	(2,590)
Total Stockholders’ Equity	893,333	859,248
Non-controlling interests – Common OP Units	69,872	65,054
Total Equity	963,205	924,302
Total Liabilities and Equity	$3,391,639	$3,398,226

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands, except for share and per share data (prior periods adjusted for stock split))

	2013	2012	2011
Revenues:
Community base rental income	$409,801	$394,606	$309,230
Rental home income	14,267	11,649	7,245
Resort base rental income	147,234	134,327	130,489
Right-to-use annual payments	47,967	47,662	49,122
Right-to-use contracts current period, gross	13,142	13,433	17,856
Right-to-use contracts, deferred, net of prior period amortization	(5,694)	(6,694)	(11,936)
Utility and other income	63,800	62,470	53,116
Gross revenues from home sales	17,871	8,230	6,028
Brokered resale revenues and ancillary services revenues, net	4,212	3,093	3,483
Interest income	8,260	8,135	5,924
Income from other investments, net	7,515	6,795	6,452
Total revenues	728,375	683,706	577,009
Expenses:
Property operating and maintenance	229,897	220,415	197,781
Rental home operating and maintenance	7,474	6,369	4,493
Real estate taxes	48,279	45,590	36,528
Sales and marketing, gross	12,836	10,845	11,218
Sales and marketing, deferred commissions, net	(2,410)	(3,155)	(4,789)
Property management	40,193	37,999	34,846
Depreciation on real estate assets and rental homes	108,229	102,083	83,013
Amortization of in-place leases	1,940	39,467	23,126
Cost of home sales	17,296	9,018	5,615
Home selling expenses	2,085	1,391	1,591
General and administrative	28,211	26,388	42,046
Early debt retirement	37,844	—	—
Rent control initiatives and other	2,771	1,456	2,043
Interest and related amortization	118,522	123,992	99,489
Total expenses	653,167	621,858	537,000
Income from continuing operations before equity in income of unconsolidated joint ventures	75,208	61,848	40,009
Equity in income of unconsolidated joint ventures	2,039	1,899	1,948
Consolidated income from continuing operations	77,247	63,747	41,957
Discontinued Operations:
Income from discontinued operations before gain on sale of property	7,133	6,116	547
Gain on sale of property, net of tax	41,525	4,596	—
Consolidated income from discontinued operations	48,658	10,712	547
Consolidated net income	125,905	74,459	42,504

Income allocated to non-controlling interests – Common OP Units	(9,706)	(5,067)	(3,105)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(11,704)	(13,357)
Series B Redeemable Preferred Stock Dividends	—	—	(466)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,280)	(2,909)	—
Net income available for Common Shares	$106,919	$54,779	$22,775

Consolidated net income	$125,905	$74,459	$42,504
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	1,663	(43)	(2,547)
Consolidated comprehensive income	127,568	74,416	39,957
Comprehensive income allocated to non-controlling interests – Common OP Units	(9,845)	(5,061)	(2,866)
Comprehensive income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(11,704)	(13,357)
Series B Redeemable Preferred Stock Dividends	—	—	(466)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,280)	(2,909)	—
Comprehensive income attributable to Common Stockholders	$108,443	$54,742	$20,467

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands, except for share and per share data (prior periods adjusted for stock split))

	2013	2012	2011
Earnings per Common Share – Basic:
Income from continuing operations	$0.75	$0.55	$0.31
Income from discontinued operations	$0.54	$0.12	$0.01
Net income available for Common Shares	$1.29	$0.67	$0.32
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.75	$0.54	$0.31
Income from discontinued operations	$0.53	$0.12	$0.01
Net income available for Common Shares	$1.28	$0.66	$0.32

Weighted average Common Shares outstanding – basic	83,018	82,348	71,182
Weighted average Common Shares outstanding – fully diluted	91,196	90,862	80,660

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands (prior periods adjusted for stock split))

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	Series B Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2010	$726	$463,306	$—	$—	$—	$(237,002)	$33,128	$—	$260,158
Conversion of OP Units to common stock	4	4,063	—	—	—	—	(4,067)	—	—
Issuance of common stock through exercise of options	4	4,567	—	—	—	—	—	—	4,571
Issuance of common stock through employee stock purchase plan	—	913	—	—	—	—	—	—	913
Compensation expenses related to stock options and restricted stock	—	5,762	—	—	—	—	—	—	5,762
Repurchase of common stock or Common OP Units	—	(1,682)	—	—	—	—	—	—	(1,682)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(47,100)	—	—	—	—	47,100	—	—
Common stock offering	60	343,989	—	—	—	—	—	—	344,049
Stock issued for Acquisition	17	110,478	—	113,788	—	—	—	—	224,283
Adjustment for fair market value of swap	—	—	—	—	—	—	—	(2,547)	(2,547)
Redemption of Series B Preferred Stock for Common stock	17	113,771	—	(113,788)	—	—	—	—	—
Net income available for Common Shares	—	—	—	466	—	22,775	3,105	—	26,346
Distributions	—	—	—	(466)	—	(55,794)	(6,313)	—	(62,573)
Balance, December 31, 2011	828	998,067	—	—	—	(270,021)	72,953	(2,547)	799,280
Conversion of OP Units to common stock	3	6,717	—	—	—	—	(6,720)	—	—
Issuance of common stock through exercise of options	1	3,855	—	—	—	—	—	—	3,856
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	—	—	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,797	—	—	—	—	—	—	5,797
Repurchase of common stock or Common OP Units	—	(1,287)	—	—	—	—	—	—	(1,287)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(450)	—	—	—	—	450	—	—
Shelf registration costs	—	(504)	—	—	—	—	—	—	(504)
Adjustment for fair market value of swap	—	—	—	—	—	—	—	(43)	(43)
Preferred Stock Offering Costs	—	(757)	—	—	—	—	—	—	(757)
Reclassification of Series A Preferred Stock	—	—	200,000	—	—	—	—	—	200,000
Net income available for Common Shares	—	—	—	—	—	54,779	5,067	—	59,846
Distributions	—	—	—	—	—	(72,410)	(6,696)	—	(79,106)
Exchange of Preferred Stock	—	—	(136,144)	—	136,144	—	—	—	—
Redemption of Preferred Stock	—	—	(63,856)	—	—	—	—	—	(63,856)
Balance, December 31, 2012	832	1,012,514	—	—	136,144	(287,652)	65,054	(2,590)	924,302
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands (prior periods adjusted for stock split))

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	Series B Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2012	832	1,012,514	—	—	136,144	(287,652)	65,054	(2,590)	924,302
Conversion of OP Units to common stock	—	280	—	—	—	—	(280)	—	—
Issuance of common stock through exercise of options	1	247	—	—	—	—	—	—	248
Issuance of common stock through employee stock purchase plan	1	719	—	—	—	—	—	—	720
Compensation expenses related to stock options and restricted stock	—	5,952	—	—	—	—	—	—	5,952
Repurchase of common stock or Common OP Units	—	(1,121)	—	—	—	—	—	—	(1,121)
Adjustment for Common OP Unitholders in the Operating Partnership	—	6,730	—	—	—	—	(6,730)	—	—
Adjustment for fair market value of swap	—	—	—	—	—	—	—	1,663	1,663
Release of common shares from escrow	—	(3,412)	—	—	—	—	—	—	(3,412)
Net income	—	—	—	—	9,280	106,919	9,706	—	125,905
Distributions	—	—	—	—	(9,280)	(83,350)	(7,564)	—	(100,194)
Issuance of OP units	—	—	—	—	—	—	9,686	—	9,686
Other	—	(544)	—	—	—	—	—	—	(544)
Balance, December 31, 2013	$834	$1,021,365	$—	$—	$136,144	$(264,083)	$69,872	$(927)	$963,205

The accompanying notes are an integral part of the financial statements.

  Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands)

	2013	2012	2011
Cash Flows From Operating Activities:
Consolidated net income	$125,905	$74,459	$42,504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	(41,525)	(4,596)	—
Early debt retirement	37,844	—	—
Depreciation expense	110,505	105,578	85,235
Amortization of in-place leases	1,940	45,122	28,479
Amortization of loan costs	5,304	5,754	5,305
Debt premium amortization	(6,842)	(6,764)	(1,817)
Equity in income of unconsolidated joint ventures	(2,039)	(1,899)	(1,948)
Distributions from unconsolidated joint ventures	1,311	1,839	1,841
Amortization of stock-related compensation	5,952	5,797	5,762
Revenue recognized from right-to-use contract upfront payments	(7,448)	(6,739)	(5,920)
Commission expense recognized related to right-to-use contracts	2,601	2,310	1,946
Long term incentive plan compensation	1,907	782	1,813
Provision for uncollectible rents receivable	230	3,243	3,569
Changes in assets and liabilities:
Notes receivable activity, net	(123)	409	477
Deferred commission expense	(5,011)	(5,465)	(6,735)
Escrow deposits, goodwill and other assets	7,454	5,979	(10,393)
Accrued payroll and other operating expenses	83	(3,041)	6,736
Deferred revenue – upfront payments from right-to-use contracts	13,142	13,433	17,856
Deferred revenue – right-to-use annual payments	48	(789)	(765)
Rents received in advance and security deposits	4,111	1,033	1,696
Net cash provided by operating activities	255,349	236,445	175,641
Cash Flows From Investing Activities:
Real estate acquisition	(117,707)	(24,213)	(651,089)
Notes receivable acquisition	—	—	(40,362)
Proceeds from disposition of rental properties and other	157,975	7,564	252
Net tax-deferred exchange deposit	(11,976)	—	—
Investment in joint ventures	(2,641)	—	—
Proceeds from short-term investments	—	—	52,266
Repayments of notes receivable	11,552	11,071	5,004
Issuance of notes receivable	(10,343)	(5,727)	(5,887)
Capital improvements	(64,714)	(75,260)	(62,032)
Net cash used in investing activities	(37,854)	(86,565)	(701,848)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	968	4,932	5,484
Net proceeds from issuance of Common Stock	—	—	344,049
Distributions:
Common Stockholders	(62,547)	(89,489)	(49,483)
Common OP Unitholders	(5,647)	(6,696)	(6,313)
Perpetual Preferred OP Unitholders	—	—	(2,801)
Preferred Stockholders	(9,280)	(14,613)	(13,823)
Stock repurchase and Unit redemption	(1,121)	(1,287)	(1,682)
Lines of credit proceeds	20,000	—	50,000
Lines of credit repayments	(20,000)	—	(50,000)
Principal payments and mortgage debt payoff	(450,492)	(167,552)	(75,658)
New mortgage notes payable financing proceeds	375,500	159,500	200,000
Term loan financing proceeds	—	—	200,000
Non-controlling interest proceeds	—	170	—
Redemption of preferred stock	—	(63,856)	—
Equity issuance costs	(544)	(1,261)	—
Debt issuance costs	(43,031)	(3,062)	(15,765)
Net cash (used in) provided by financing activities	(196,194)	(183,214)	584,008
Net increase (decrease) in cash and cash equivalents	21,301	(33,334)	57,801
Cash, beginning of period	37,126	70,460	12,659
Cash, end of period	$58,427	$37,126	$70,460

The accompanying notes are an integral part of the financial statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
(amounts in thousands)

	2013	2012	2011
Supplemental Information:
Cash paid during the period for interest	$120,497	$125,121	$96,261
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	$—	$—	$830
Dealer financing	$—	$—	$830
Capital improvements – used homes acquired by repossessions	$2,591	$5,313	$2,685
Net repayments of notes receivable – used homes acquired by repossessions	$(2,591)	$(5,313)	$(2,685)
Building and other depreciable property – reclassification of rental homes	$14,401	$4,127	$2,371
Escrow deposits and other assets – reclassification of rental homes	$(14,401)	$(4,127)	$(2,371)
Series A Cumulative Redeemable Perpetual Preferred Stock	$—	$—	$200,000
Perpetual Preferred OP Units conversion	$—	$—	$(200,000)
Series A Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$(136,144)	$—
Series C Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$136,144	$—

Acquisitions:
Investment in real estate	$133,344	$18,738	$1,431,339
Deferred financing costs, net	$(59)	$—	$—
Common Stock issued	$—	$—	$110,495
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock Issued	$—	$—	$113,788
Accrued interest payable	$—	$—	$114
Rents and other customer receivables	$—	$29	$—
Rents and other customer payments received in advance and security deposits	$1,017	$440	$4,800
Accrued payroll and other operating expenses	$712	$376	$2,643
Escrow deposits and other assets	$(1,100)	$6,774	$—
Debt assumed and financed on acquisition	$5,382	$—	$548,410
Non-controlling interest - Common OP Units	$9,686	$—	$—

Dispositions:
Other, net	$(2,166)	$—	$252
Notes receivable, net	$6,507	$—	$—
Investment in real estate	$153,636	$(2,968)	$—

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Our Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (the “Subsidiaries”), is referred to herein as “we,” “us,” and “our.” We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated Sites (“Site Set”) within the Properties. At certain Properties, we provide access to our Sites through right-to-use or membership contracts. We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We must meet a number of organizational requirements, including a requirement to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain.

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Our operations are conducted primarily through the Operating Partnership. We contributed the proceeds from our initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary we own. As of December 31, 2013, MHC Trust was merged into ELS resulting in the general partnership interest of the Operating Partnership being directly held by ELS. In connection with the merger, we issued 125 of 6% Series D Cumulative Non-Qualified Preferred Stock (the “Series D Preferred Stock”) and 250 shares of 18.75% Series E Cumulative Non-Voting Preferred Stock (the “Series E Preferred Stock”) in exchange for similar preferred stock held by stockholders of MHC Trust. The financial results of the Operating Partnership and the Subsidiaries are consolidated in our consolidated financial statements. In addition, since certain activities, if performed by us, may cause us to earn income which is not qualifying for the REIT gross income tests, we have formed taxable REIT Subsidiaries, as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to engage in such activities.
We intend to treat the merger of MHC Trust into ELS for U.S. federal income tax purposes as a tax-deferred liquidation of MHC Trust under Section 332 of the Code.
Several Properties are wholly owned by Realty Systems, Inc. (“RSI”), one of our taxable REIT Subsidiaries. In addition, RSI is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties we own and manage. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.
The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2013, the Non-Controlling Interests—Common OP Units represented 7,667,723 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.
On July 15, 2013, we effected a two-for-one stock split of our common stock (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-K). All common stock and Common Operating Partnership Unit share and per share data in the accompanying Consolidated Financial Statements and notes have been adjusted retroactively to reflect the stock split.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets Generally Accepted Accounting Principles (“GAAP”), which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP in the United States issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification”).

(a)	Basis of Consolidation
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations of our Subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations, the purchase price of Properties is accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).
We have applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. We have also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Codification Sub-Topic FASB ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the obligation to absorb the expected losses or the right to receive the residual returns that could be significant to the entity. We apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).
We apply the equity method of accounting to entities in which we do not have a controlling direct or indirect voting interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to our operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) our investment is passive.

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
Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use a 30-year estimated life for buildings and structural and land improvements acquired (including Site development), a ten-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and over the average life of acquired in-place leases. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

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
The values of above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the applicable lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal.
In accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”), we periodically evaluate our long-lived assets to be held and used, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
 For long-lived assets to be held and used, if an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time we have made the decision to dispose of the Property, have an agreement to sell the Property within a year period and due diligence has been completed. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. We account for our Properties held for disposition in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale are classified as discontinued operations in all periods presented, as applicable.

(e)	Acquisitions
In accordance with FASB ASC 805, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. We also expense transaction costs as they are incurred. The results of operations of acquired assets are included in the Consolidated Statements of Income and Comprehensive Income from the dates of acquisition. Certain purchase price adjustments may be made within one year following any acquisition and applied retroactively to the date of acquisition.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals or valuations that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed.
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
Manufactured homes – Sales comparison approach based on market prices for similar homes adjusted for differences in age or size. Manufactured homes are included on our Consolidated Balance Sheets in buildings and other depreciable property.
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
Below-market ground leases – Value of asset (below-market lease) based on contract rent and option price against market rent and land value. Market rent determined applying a reasonable rate of return to the value of the land as if owned. Land value

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

is estimated and then inflated until it is anticipated that the option will be exercised. Below-market ground leases are included on our Consolidated Balance Sheets in escrow deposits, goodwill and other assets, net.
Mortgage notes payable – Income approach based on discounted cash flows comparing contractual cash flows to cash flows of similar debt discounted based on market rates.

(f)	Identified Intangibles and Goodwill
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
As of December 31, 2013 and 2012, the gross carrying amounts of identified intangible assets and goodwill, a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets, were approximately $12.1 million. As of December 31, 2013 and 2012, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $1.9 million and $1.5 million as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.3 million.
 Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2014	$349
2015	349
2016	251
2017	87
2018	87

(g)	Restricted Cash
Cash as of December 31, 2013 and 2012 included approximately $5.2 million and $4.9 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(h)	Notes and Contracts Receivable
Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as “Chattel Loans”) with loans secured by the homes.
During the year ended December 31, 2011, we purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a detailed description of our 2011 Acquisition.) The fair value of these Chattel Loans included an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans. The fair value is estimated based on a number of factors including customer delinquency status, credit scores, the original down payment amount and below-market stated interest rates. Through December 31, 2013, the short-term historical performance of these loans has indicated a default rate of 16% and a recovery rate of 25%, which are slightly higher than originally estimated and resulted in

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

a higher yield for the portfolio. Management regularly reviews these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 28 years, future credit losses or changes to interest income could be significant.
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.

(i)	Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for Chattel Loans, Contracts Receivables and amounts receivable from tenants. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates, and the current estimated market value of the underlying manufactured home collateral. An allowance is established for a portion of the Contracts Receivable when an up-front payment is financed. The Contracts Receivable allowance is based upon historical collection rates and current economic trends. The allowance and the rate at which we provide for losses on our Contracts Receivable could be increased or decreased in the future based on our actual collection experience. We evaluate all amounts receivable from residents and an allowance is established for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.9 million and $4.7 million as of December 31, 2013 and 2012, respectively.
During the years ended December 31, 2013, 2012 and 2011, our allowance for doubtful accounts was as follows (amounts in thousands):

	2013	2012	2011
Balance, beginning of period	$6,987	$7,700	$6,580
Provision for losses	5,152	4,860	4,156
Write-offs	(4,212)	(5,573)	(3,036)
Balance, end of period	$7,927	$6,987	$7,700

(j)	Investments in Joint Ventures
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
The Properties are covered against losses caused by various events including fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with our capitalization policy. The book value of the original capital item is written off when the loss is incurred. Insurance proceeds relating to the capital costs are recorded as income in the period they are received. (For a detailed discussion on hurricane claims, see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

(l)	Derivative Instruments and Hedging Activities
Codification Topic “Derivatives and Hedging” (“FASB ASC 815”) provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

As required by FASB ASC 815, we record all derivatives on the balance sheet at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in our exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of the designated derivative designated and that qualifies as a cash flow hedge is recorded on the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative will be recognized directly in earnings. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(m)	Fair Value of Financial Instruments

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
Level 1-Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3-Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Our mortgage notes payable and term loan had a fair value and carrying value of approximately $2.2 billion as of December 31, 2013 and 2012, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2013 and 2012, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values.

(n)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $25.4 million and $20.5 million at December 31, 2013 and 2012, respectively.

(o)	Revenue Recognition
We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. For the years ended December 31, 2013, 2012, and 2011, approximately 40.7%, 39.4%, and 38.5%, respectively, of our revenue was generated by Properties located in Florida, approximately 9.8%, 9.4%, and 10.8%, respectively, by Properties located in Arizona and approximately 15.7%, 15.2%, and 17.8%, respectively, by Properties located in California.
In conjunction with the acquisition of the Thousand Trails business, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) after we corresponded with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be from one to 31 years.
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
A non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under Codification Topic “Consolidation” (“FASB ASC 810”), such non-controlling interests are reported on the consolidated balance sheets within equity, separately from our equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. We make this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which we have a choice to settle the contract by delivery of our own shares, we considered the guidance in the Codification Topic “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders by the total OP Units held by the Common OP Unitholders and us. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Non-controlling interests – Common OP Units and the Company.
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
 In accordance with FASB ASC 810, we present the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.7 million of private REIT Subsidiaries preferred stock.

(q)	Preferred Stock
We account for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity—SEC Materials” (“FASB ASC 480-10-S99”). Holders of the 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) have certain preference rights with respect to the common stock and the Series C Preferred Stock is classified as redeemable interests inside of permanent equity on our Consolidated Balance Sheet due to the ability to issue shares upon conversion.

(r)	Income and Other Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT, but we are still subject to certain foreign, state and local income, excise or franchise taxes. In addition, we have several taxable REIT Subsidiaries (“TRSs”) which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. No net tax benefits have been recorded by the TRSs since it is considered more likely than not that the deferred tax asset related to the TRSs net operating loss carryforwards will be utilized. In addition, as of December 31, 2013, the REIT had a net operating loss carryforward of approximately $88 million. The REIT will be entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, we have not recorded any net tax benefit to the REIT net operating loss carryforward.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

We or one of our Subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.
As of December 31, 2013, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.7 billion (unaudited) and $47.7 million (unaudited), respectively.
During the years ended December 31, 2013, 2012 and 2011, our tax treatment of common stock distributions were as follows (unaudited, adjusted for stock split):

	2013	2012	2011
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$0.680	$0.810	$0.563
Long-term capital gain	0.211	0.069	—
Nondividend distributions	—	0.186	—
Unrecaptured section 1250 gain	0.067	—	—
Distributions declared per Common Share outstanding	$0.958	$1.065	$0.563
The quarterly distribution paid on January 10, 2014 of $0.25 per common share will be considered a split-year distribution with $0.2087 (unaudited) considered a distribution made in 2013 for U.S. federal income tax purposes and $0.0413 (unaudited) allocable to 2014 for federal tax purposes.
(s)Stock-Based Compensation
We follow Codification Topic “Stock Compensation” (“FASB ASC 718”) in accounting for our share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors. (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-K.) No stock options were issued in 2013, 2012 and 2011.

(t)	Reclassifications

Certain 2012 and 2011 amounts have been reclassified to conform to the 2013 presentation. Balance sheet amounts as of December 31, 2012 for Properties held for disposition, have been reclassified on the Consolidated Balance Sheets to “Assets held for disposition” and “Liabilities held for disposition.” Income statement amounts for disposed Properties have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for all periods presented. In addition, certain prior period disclosures in the accompanying footnotes have been revised to exclude amounts which have been reclassified to discontinued operations. These reclassifications had no material effect on the Consolidated Statements of Income and Comprehensive Income.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3—Earnings Per Common Share (continued)

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share data, prior periods adjusted for stock split):

	Years Ended December 31,
	2013	2012	2011
Numerators:
Income from Continuing Operations:
Income from continuing operations	$77,247	$63,747	$41,957
Amounts allocated to dilutive securities	(5,617)	(4,173)	(5,856)
Preferred Stock distributions	(9,280)	(14,613)	(13,823)
Income from continuing operations available to Common Shares – basic	62,350	44,961	22,278
Amounts allocated to dilutive securities	5,617	4,173	3,105
Income from continuing operations available to Common Shares – fully diluted	$67,967	$49,134	$25,383
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$44,569	$9,818	$497
Net Income Available for Common Shares:
Net income available for Common Shares—basic	$106,919	$54,779	$22,775
Amounts allocated to dilutive securities	9,706	5,067	5,906
Net income available for Common Shares—fully diluted	$116,625	$59,846	$28,681
Denominator:
Weighted average Common Shares outstanding—basic	83,018	82,348	71,182
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,549	7,877	8,520
Redemption of Series B Preferred Stock	—	—	306
Stock options and restricted shares	629	637	652
Weighted average Common Shares outstanding—fully diluted	91,196	90,862	80,660

Earnings per Common Share—Basic:
Income from continuing operations	$0.75	$0.55	$0.31
Income from discontinued operations	0.54	0.12	0.01
Net income available for Common Shares	$1.29	$0.67	$0.32

Earnings per Common Share—Fully Diluted:
Income from continuing operations	$0.75	$0.54	$0.31
Income from discontinued operations	0.53	0.12	0.01
Net income available for Common Shares	$1.28	$0.66	$0.32

Note 4—Common Stock and Other Equity Related Transactions
We adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2013, 2012 and 2011 were 18,411, 30,154 and 29,176, respectively.
On November 25, 2013, we amended our charter to increase from 100,000,000 to 200,000,000 the number of shares of common stock, par value $0.01 per share, we are authorized to issue.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4—Common Stock and Other Equity Related Transactions (continued)

The following table presents the changes in our outstanding common stock for the years ended December 31, 2013, 2012 and 2011 (excluding OP Units of 7,667,723, 7,456,320, and 8,206,134 outstanding at December 31, 2013, 2012 and 2011, respectively):

	2013	2012	2011
Shares outstanding at January 1,	83,193,310	82,156,400	61,944,706
Common stock issued through conversion of OP Units	29,566	749,814	656,706
Common stock issued through exercise of options	20,000	160,000	344,768
Common stock issued through stock grants	173,333	177,998	216,664
Common stock issued through ESPP and Dividend Reinvestment Plan	19,012	31,108	30,304
Common stock repurchased and retired	(121,544)	(82,010)	(8,300)
Common stock issued through stock offering	—	—	12,075,000
Common stock issued for Acquisition	—	—	3,416,552
Redemption of Series B Preferred Stock for Common Stock	—	—	3,480,000
Shares outstanding at December 31,	83,313,677	83,193,310	82,156,400
During the year ended December 31, 2013, 2012 and 2011, we repurchased shares of common stock representing common stock we surrendered to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $36.48, $33.31 and $31.39 per share, respectively.
As of December 31, 2013 and 2012, our percentage ownership of the Operating Partnership was approximately 91.6% and 91.8%, respectively. The remaining approximately 8.4% and 8.2%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2011:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.1875	March 31, 2011	March 25, 2011	April 8, 2011
$0.1875	June 30, 2011	June 24, 2011	July 8, 2011
$0.1875	September 30, 2011	September 30, 2011	October 14, 2011
$0.1875	December 31, 2011	December 30, 2011	January 13, 2012
$0.2188	March 31, 2012	March 30, 2012	April 13, 2012
$0.2188	June 30, 2012	June 29, 2012	July 13, 2012
$0.2188	September 30, 2012	September 28, 2012	October 12, 2012
$0.2188	December 31, 2012	December 14, 2012	December 28, 2012
$0.2500	March 31, 2013	March 28, 2013	April 12, 2013
$0.2500	June 30, 2013	June 28, 2013	July 12, 2013
$0.2500	September 30, 2013	September 27, 2013	October 11, 2013
$0.2500	December 31, 2013	December 27, 2013	January 10, 2014
On July 15, 2013, we effected a two-for-one stock split of our common stock, by and in the form of a stock dividend and was paid to stockholders of record on July 5, 2013.
On September 6, 2012, we entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements.
On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by our common stockholders. As a result, the Series A Preferred Stock has been classified as redeemable interests within permanent equity on our Consolidated Balance Sheet.
On August 9, 2012, we announced an offer to acquire all of the 8,000,000 outstanding Series A Preferred Stock. For each share of Series A Preferred Stock, we intended to exchange for one newly issued depositary share plus cash equal to the amount of all unpaid distributions accrued on such tendered Series A Preferred Stock. On September 14, 2012, we issued 54,458 shares of our Series C Preferred Stock with a liquidation value of $2,500.00 per share, which are represented by depositary shares as

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4—Common Stock and Other Equity Related Transactions (continued)

described below. Also on September 14, 2012, we exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of our Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock.
On October 18, 2012, we redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.0948460 per share on such redeemed shares for approximately $64.1 million.
Note 5—Investment in Real Estate
The following table summarizes the carrying amounts of our investment in real estate held for disposition (at cost) as of December 31, 2013 and 2012 (amounts in thousands):
Properties Held for Disposition

	December 31, 2013	December 31, 2012
Investment in real estate:
Land	$—	$28,611
Land improvements	—	65,664
Buildings and other depreciable property	—	32,591
	—	126,866
Accumulated depreciation	—	(15,077)
Net investment in real estate	$—	$111,789
During the year ended December 31, 2013, we recorded an additional $3.5 million in depreciation expense and accumulated depreciation to correct immaterial amounts recorded in prior periods related to land improvements.
Acquisitions
All acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with FASB ASC 805 and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition.
During the years ended December 31, 2013, 2012 and 2011 we acquired all of the following Properties from unaffiliated third parties (dollars in millions):
1) During the year ended December 31, 2013, we acquired the following Properties:
(a) On December 17, 2013, we closed on the acquisition of Neshonoc Resort, a 284-Site property for a purchase price of approximately $7.3 million funded with available cash and the assumption of mortgage debt of approximately $5.4 million. On January 7, 2014 we closed on the acquisition of Blackhawk Resort, a 490-Site property for a purchase price of $7.6 million funded with available cash and the assumption of mortgage debt of approximately $4.9 million. On January 24, 2014, we closed on the acquisition of Lakeland Resort, a 682-Site property for a purchase price of $16.6 million funded with available cash and the assumption of mortgage debt of approximately $8.4 million.
(b) On September 16, 2013, we acquired Fiesta Key, a resort Property with 324 Sites for a purchase price of approximately $24.6 million funded with available cash.
(c) On August 1, 2013, we acquired from certain affiliates of Riverside Communities three manufactured home communities (the “Riverside Acquisition”) located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a stated purchase price of $102.0 million. The purchase price was funded with approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP units, and the remainder was funded with available cash.
2) During the year ended December 31, 2012, we acquired two resort Properties with 1,765 Sites for a purchase price of $25.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5—Investment in Real Estate (continued)

3) During the year ended December 31, 2011, we acquired 75 manufactured homes communities and one RV (the “2011 Acquisition Properties”) resort containing 30,129 Sites for a purchase price of approximately $1.5 billion (the “2011 Acquisition”). We funded the purchase price of this closing with (i) the issuance of 3,416,552 shares of our common stock, to the seller with an aggregate value of approximately $111 million, (ii) the issuance of 3,480,000 shares of Series B Preferred Stock to the seller with an aggregate value of approximately $113 million, (iii) the assumption of mortgage debt secured by 35 of the 2011 Acquisition Properties with an aggregate value of approximately $548 million, (iv) the net proceeds of approximately $344 million, net of offering costs, from a common stock offering of 12,075,000 shares, (v) approximately $200 million of cash from the Term Loan we closed on July 1, 2011, and (vi) approximately $200 million of cash from new secured financings originated during the third quarter of 2011. The assumed mortgage debt had stated interest rates ranging from 4.65% to 8.87% per annum and maturities from dates ranging from 2012 to 2023. The number of shares shown in this section has been adjusted for our two-for-one stock split that was effected by and in the form of a stock dividend in July 2013.
We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the year ended December 31, 2013, which we determined using level two and level three inputs (amounts in thousands):

	2013	2012		2011
Assets acquired
Land	$41,022	$4,410		$471,500
Depreciable property	87,306	18,491		855,200
Manufactured homes	1,155	—		24,000
In-place leases	3,910	2,099		74,000
Net investment in real estate	$133,393	$25,000		$1,424,700
Notes receivable	—	—	—	40,000
Other assets	1,025	29		18,300
Total Assets acquired	$134,418	$25,029		$1,483,000
Liabilities assumed
Mortgage notes payable	$5,382	$—		$548,000
Other liabilities	1,777	816		8,000
Total liabilities assumed	$7,159	$816		$556,000
Net consideration paid	$127,259	$24,213		$927,000
Ground lease escrow

We are the beneficiary of an escrow, funded by the seller, related to our Colony Cove Property which was acquired as part of our 2011 Acquisition. The lease terms included an option to purchase the underlying fee interest upon the death of the lessor as well as scheduled increases of the monthly payments and the option purchase price. During 2013, we received distributions of 90,805 shares of our common stock. During the fourth quarter, we learned of the death of the lessor and we have provided the required notification of our intent to exercise the purchase option which is expected to close in early 2014. The December 31, 2013 contingent consideration asset balance of $1.9 million represents the $1.1 million fair value estimate of shares distributed to us on January 1, 2014 and the $0.8 million fair value estimate of shares distributed to us on February 12, 2014.
Dispositions
During the three years ended December 31, 2013, we disposed of the following Properties:
1) On May 8, 2013, we entered into a purchase and sale agreement to sell 11 manufactured home communities located in Michigan (the “Michigan Properties”) collectively containing approximately 5,344 Sites for a net sale price of approximately $165.0 million. We closed on the sale of ten of the Michigan Properties on July 23, 2013, and closed on the sale of the eleventh Michigan Property on September 25, 2013. In accordance with FASB Codification Sub-Topic “Property, Plant and Equipment - Real Estate Sales - Derecognition” (“FASB ASC 360-20-40-5”), we recognized a gain on sale of real estate assets of approximately $40.6 million.
2) On December 7, 2012, we sold Cascade, a 163-Site resort Property located in Snoqualmie, Washington. In accordance with FASB ASC 360-20-40-5, we recognized a gain on disposition of approximately $4.6 million, net of tax for the year ended

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5—Investment in Real Estate (continued)

December 31, 2012. Cash proceeds from the disposition, net of closing costs, were approximately $7.6 million. During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition.
The following table summarizes the combined results of operations of Properties held for disposition for the respective periods that we owned such assets during the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Community base rental home income	$11,565	$19,564	$9,621
Rental income	1,948	2,416	725
Utility and other income	1,384	1,961	727
Discontinued property operating revenues	14,897	23,941	11,073
Property operating expenses	6,126	9,561	4,290
Income from discontinued property operations	8,771	14,380	6,783
Loss from home sales operations	(78)	(110)	(26)
Other income and expenses	332	868	566
Interest and amortization	(355)	(534)	(179)
Depreciation and in place lease amortization	(1,537)	(8,488)	(6,597)
Discontinued operations, net	$7,133	$6,116	$547
As of December 31, 2013, we have no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 6—Investment in Joint Ventures
We received approximately $1.3 million in distributions from joint ventures for the year ended December 31, 2013 and approximately $1.8 million for each of the years ended December 31, 2012 and 2011 from joint ventures, which were classified as a return on capital and included in operating activities on the Consolidated Statements of Cash Flows.
On April 19, 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the “ECHO JV”). We entered into the ECHO JV to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to our operations and major decisions.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2013 and 2012, respectively):

					Investment as of		Income for Years Ended (c)
Investment	Location	Number of Sites	Economic Interest(a)		December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2011
Meadows	Various (2,2)	1,027	50%		$1,679	$916	$1,138	$1,012	$981
Lakeshore	Florida (2,2)	342	65%		145	121	271	250	240
Voyager	Arizona (1,1)	1,706	50%	(b)	7,074	7,195	760	652	727
Other	Various (0,0)	—	20%		—	188	(188)	(15)	—
Echo JV	Various (0,0)	—	50%		2,685	—	58	—	—
		3,075			$11,583	$8,420	$2,039	$1,899	$1,948
_________________________

(a)	The percentages shown approximate our economic interest as of December 31, 2013. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

(c)	Net of approximately $1.0 million of depreciation expense for the year ended December 31, 2013 and approximately $1.2 million for each of the years ended December 31, 2012 and 2011.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Notes Receivable
Occasionally, we make loans to finance the sale of homes to our customers or purchase loans made by others to finance the sale of homes to our customers (“Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of December 31, 2013 and 2012, we had approximately $21.9 million and $25.0 million, respectively, of these Chattel Loans included in notes receivable. In addition, as of December 31, 2012, we had approximately $7.7 million of these Chattel Loans included in notes receivable for assets held for disposition. As of December 31, 2013, the Chattel Loans receivable, including the Michigan Properties through the date of sale, had a stated per annum average rate of approximately 7.8%, with a yield of 20.0%, and had an average term remaining of approximately 12 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, approximately $4.3 million and $5.5 million, respectively, were repaid, and we issued an additional $2.8 million and $0.7 million of loans, respectively. In addition, during the years ended December 31, 2013 and 2012, approximately $2.6 million and $5.3 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and sold or converted to rental units. Chattel Loans receivable as of December 31, 2013 includes $13.7 million of Chattel Loans related to the Properties acquired in 2011. During 2013, we disposed of $6.5 million of Chattel Loans due to the disposition of the Michigan Properties. During 2013, management reviewed the default and asset recovery performance of these loans related to the Properties acquired in 2011 and determined that the yield of this portfolio increased from 21.0% to 27.0% due to the disposition of Chattel Loans at the Michigan Properties and accelerated timing of cash collections and asset recoveries being experienced in the portfolio. Increases in default rates or declines in recovery rates in the future could, if significant, result in an impairment of the loans. Changes in default rates or recovery rates in the future could, if significant, result in future changes to the yield.
We also provide financing for nonrefundable sales of new or upgrades to existing right to use contracts (“Contracts Receivable”). As of December 31, 2013 and 2012, we had approximately $17.2 million and $16.1 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million and $0.7 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.0%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the years ended December 31, 2013 and 2012, approximately $7.1 million were repaid in each year and an additional $7.5 million and $6.6 million, respectively, were lent to customers.
Note 8—Borrowing Arrangements
Secured Debt
2013 Activity
As of December 31, 2013 and December 31, 2012, we had outstanding mortgage indebtedness on Properties of approximately $1,992 million and $2,062 million, respectively, excluding $8.3 million as of December 31, 2012, on liabilities held for disposition (including $0.4 million of debt premium adjustment). The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the year ended December 31, 2013 was approximately 5.0% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2014 to 2038. The debt encumbered a total of 147 and 170 of our Properties as of December 31, 2013 and December 31, 2012, respectively, and the carrying value of such Properties was approximately $2,378 million and $2,485 million, respectively, as of such dates.
During the year ended December 31, 2013, we closed on 22 loans with total proceeds of $375.5 million which were secured by manufactured home communities and carried a weighted average interest rate of 4.4% per annum. The loan proceeds and available cash were used to defease approximately $312.2 million of debt with a weighted average interest rate of 5.6% per annum, secured by 29 manufactured home communities which were set to mature in 2014 and 2015. During the year ended December 31, 2013, we paid approximately $37.8 million in defeasance costs associated with the early retirement of the mortgages. We also paid off 16 maturing mortgages totaling approximately $99.8 million, with a weighted average interest rate of 6.0% per annum.
We also assumed approximately $5.4 million of mortgage debt secured by the Neshonoc property (see Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K) with a stated interest rate of 6.0% per annum set to mature in 2022.
On July 18, 2013, in connection with the disposition of our Michigan Properties (see Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K), we paid off the mortgage on one manufactured home community, which was scheduled to mature in 2020, for approximately $7.8 million with a stated interest rate of 7.2% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)

On January 2, 2014, we repaid approximately $16.6 million of debt maturing in 2014, which had a weighted average interest rate of 5.7% per annum. On February 1, 2014, we also repaid one mortgage scheduled to mature in 2014 of approximately $4.0 million with a stated interest rate of 5.4% per annum.
On January 7, 2014, we assumed approximately $4.9 million of mortgage debt secured by Blackhawk Resort (see Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K) with a stated interest rate of 6.0% per annum set to mature in 2017.
On January 24, 2014, we assumed approximately $8.4 million of mortgage debt secured by Lakeland Resort (see Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K) with a stated interest rate of 6.8% per annum set to mature in 2018.
2012 Activity
During the year ended December 31, 2012, we received approximately $74.0 million of financing proceeds on one manufactured home community with a stated interest rate of 3.90% per annum, maturing in 2022. The proceeds were used to pay off the mortgage on the property, which was set to mature on May 1, 2013, totaling approximately $35.1 million, with a stated interest rate of 5.69% per annum. We also closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.10% per annum, maturing in 2022. We used the proceeds to pay off the mortgages on these two Properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.41% per annum. We also paid off three maturing mortgages totaling approximately $39.3 million, with a weighted average interest rate of 5.79% per annum.
Unsecured Term Loan
Our $200.0 million unsecured Term Loan matures on June 30, 2017, has an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “Swap”) allowing us to trade our variable interest rate for a fixed interest rate on the Term Loan. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further information on the accounting for the Swap.) The proceeds were used to partially fund the 2011 Acquisition discussed in detail in Note 5 in the Notes to the Consolidated Financial Statements contained in this Form 10K.
Unsecured Line of Credit
As of December 31, 2013 and 2012, our unsecured Line of Credit (“LOC”) had an availability of $380 million with no amounts outstanding. During the year ended December 31, 2013, we had proceeds of $20.0 million from the LOC and repayments of $20.0 million on the LOC. Our amended LOC bears a LIBOR rate plus a maximum of 1.40% to 2.00%, contains a 0.25% to 0.40% facility rate and has a maturity date of September 15, 2016. We have a one year extension option under our LOC. We incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC in 2012, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions.
As of December 31, 2013, we are in compliance in all material aspects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)

Future Maturities of Debt
Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2014	$119,452
2015	311,208
2016	246,054
2017	310,725
2018	207,592
Thereafter	979,572
Net unamortized premiums	17,765
Total	$2,192,368
Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, we entered into a Swap (See Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for information about the Term Loan related to the Swap) that fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matures on July 1, 2014. Based on actual leverage as of December 31, 2013, our spread over LIBOR was 1.95% resulting in an actual all-in interest rate of 3.06% per annum. We have designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the years ended December 31, 2013 and 2012.
 Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Through the remaining term of the swap, July 1, 2014, we estimate that an additional $1.1 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of December 31, 2013 and 2012 (amounts in thousands).

	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest Rate Swap	Accrued payroll and other operating expenses	$928	$2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)			Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2013	December 31, 2012	December 31, 2011		December 31, 2013	December 31, 2012	December 31, 2011
Interest Rate Swap	$188	$1,797	$3,445	Interest Expense	$1,851	$1,754	$898
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of December 31, 2013, we have not posted any collateral related to this agreement.

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
Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	2013	2012
Deferred revenue—entry of right-to-use contracts, as of January 1,	$62,979	$56,285
Deferral of new right-to-use contracts	13,142	13,433
Deferred revenue recognized	(7,448)	(6,739)
Net increase in deferred revenue	5,694	6,694
Deferred revenue—entry of right-to-use contracts, as of December 31,	$68,673	$62,979

Deferred commission expense, as of January 1,	$22,841	$19,686
Costs deferred	5,011	5,465
Commission expense recognized	(2,601)	(2,310)
Net increase in deferred commission expense	2,410	3,155
Deferred commission expense, as of December 31,	$25,251	$22,841
Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 17 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2013 are as follows (amounts in thousands):

Year	Amount
2014	$34,844
2015	34,001
2016	23,741
2017	17,087
2018	16,082
Thereafter	43,980
Total	$169,735

Note 12—Ground Leases
We lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2015 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Future minimum rental payments exclude payments related to the Colony Cove Property lease as we have provided required notification of our intent to exercise the purchase option for the land which is expected to close in early 2014. For the year ended December 31, 2013, 2012, and 2011 ground lease rent was approximately $3.4 million, $3.3 million, and $2.5 million, respectively. Minimum future rental payments under the ground leases as of December 31, 2013 are as follows (amounts in thousands):

Year	Amount
2014	$1,935
2015	1,941
2016	1,948
2017	1,955
2018	1,955
Thereafter	11,573
Total	$21,307

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Transactions with Related Parties
Riverside Portfolio acquisition
On August 1, 2013, we closed on the Riverside Acquisition (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Patrick Waite, our Executive Vice President of Operations, was formerly employed by an affiliate of Riverside Communities, as a result of which he had financial interests in the sale that resulted in him receiving his share in cash upon the closing of the acquisition. Mr. Waite did not participate in our management’s analysis, decision-making or recommendation to the Board of Directors with respect to the acquisition. In addition, David Helfand, the founder and CEO of Riverside Communities, served in various positions with us before 2005, including at various times as our Chief Financial Officer, Chief Executive Officer, and as a member of our Board of Directors. Mr. Helfand is currently Co-President of Equity Group Investments, L.L.C., an entity affiliated with Sam Zell, Chairman of our Board of Directors.
Corporate Headquarters
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million, $0.9 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Other
On October 18, 2012, our Chief Executive Officer, Thomas Heneghan, accepted an offer to become Chief Executive Officer of Equity International Management, LLC (“Equity International”), effective in February 2013, and he resigned as our Chief Executive Officer effective February 1, 2013. During the period from October 18, 2012 through February 1, 2013, Mr. Heneghan continued to serve as our Chief Executive Officer, but he also performed certain services for Equity International, an entity affiliated with Mr. Zell, Chairman of our Board of Directors. We paid Mr. Heneghan his regular compensation through February 1, 2013. However, in our consideration for allowing Mr. Heneghan to perform certain services for Equity International during this period, we and Equity International agreed that Equity International would reimburse us for a portion of Mr. Heneghan’s compensation in the amount of $0.3 million.
Note 14—Stock Option Plan and Stock Grants
Our Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and was amended and restated from time to time, most recently effective March 23, 2001 for a ten year term. Since January 1, 2011 through the expiration of the Plan we granted to certain directors and executive officers a total of 207,330 shares of restricted stock. After March 23, 2011, when the Plan expired, we granted to certain directors, executive officers and a consultant a total of 383,330 shares of restricted stock net of the number of shares that were subsequently forfeited before vesting in private placements exempt from registration.
All the restricted stock shares (the “Restricted Stock Grants”) issued were approved by our Board of Directors at the recommendation of the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Restricted Stock Grants were subject to conditions and restrictions, including vesting schedule and term, determined by the Compensation Committee. The amount and vesting terms of the Restricted Stock Grants were disclosed in the appropriate periods in our previously filed reports. Under Maryland law, the Restricted Stock Grants were duly authorized and validly issued, and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, were validly issued private placements exempt from registration. The expiration of the Plan did not materially impact the accounting for these awards. At our 2014 Annual Meeting of Stockholders, we intend to ask our stockholders to ratify the Restricted Stock Grants. Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not entirely vest. Stock Options are awarded at the New York Stock Exchange closing price of our common stock on the grant date.

Grants Issued
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
On May 8, 2012, we awarded Restricted Stock Grants for 32,000 shares of common stock at a fair market value of approximately $1.1 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 8, 2012, May 8, 2013, and May 8, 2014.
On January 31, 2012, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2011. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2012, December 31, 2013, and December 31, 2014.
On January 31, 2012, we awarded Restricted Stock Grants for 120,664 shares of common stock to certain members of our senior management. These Restricted Stock Grants vested on December 31, 2012. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period. During 2012, 36,666 shares of this restricted stock grant valued at issuance date of approximately $1.3 million were relinquished by certain members of senior management.
On May 11, 2011, we awarded Restricted Stock Grants for 32,000 shares of common stock at a fair market value of approximately $0.9 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 11, 2011, May 11, 2012, and May 11, 2013.
On February 1, 2011, we awarded Restricted Stock Grants for 145,330 shares of common stock to certain members of our senior management. These Restricted Stock Grants vested December 31, 2011. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
On January 31, 2011, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $1.8 million to certain members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2011, December 31, 2012, and December 31, 2013.
We recognized compensation expense of approximately $6.0 million, $5.8 million and $5.8 million primarily related to Restricted Stock Grants in 2013, 2012 and 2011, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Stock Option Plan and Stock Grants (continued)

A summary of our restricted stock activity, and related information for the years ended December 31, 2013, 2012, and 2011 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	104,686	$18.61
Shares granted	239,330	28.75
Shares canceled/forfeited	(22,666)	28.70
Shares vested	(227,330)	24.50
Balance at December 31, 2011	94,020	27.75
Shares granted	214,664	35.06
Shares canceled/forfeited	(36,666)	35.07
Shares vested	(177,998)	32.30
Balance at December 31, 2012	94,020	32.97
Shares granted	173,332	37.32
Shares vested	(167,564)	34.97
Balance at December 31, 2013	99,788	37.17
Compensation expense to be recognized subsequent to December 31, 2013 for Restricted Stock Grants issued prior to 2014 that has not yet vested was approximately $3.3 million, which is expected to be recognized over a weighted average term of 1.4 years.
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. No options were issued, forfeited or expired during the years ended December 31, 2013, 2012, and 2011.
A summary of our stock option activity, and related information for the years ended December 31, 2013, 2012, and 2011 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2010	1,610,368	$20.16	4.9
Options canceled	(344,768)	13.14
Balance at December 31, 2011	1,265,600	22.07	4.9
Options exercised	(160,000)	24.10
Balance at December 31, 2012	1,105,600	21.78	4.0
Options exercised	(20,000)	12.34
Balance at December 31, 2013	1,085,600	21.95	3.1
Exercisable at December 31, 2013	1,085,600	21.95	3.1
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. For the years ending December 31, 2013, 2012 and 2011, the intrinsic value of exercised options was $0.5 million, $1.7 million and $6.1 million, respectively. For the years ending December 31, 2013, 2012 and 2011, the intrinsic value of outstanding and exercisable options was $15.5 million, $13.1 million and $14.3 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Preferred Stock
Our Board of Directors is authorized under our charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $0.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of our common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange.
On December 30, 2013, in connection with the MHC Trust merger, we authorized and issued: 125 shares of our Series D Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust’s 6% Series A Cumulative Non-Qualified Preferred Stock, and 250 shares of our Series E Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust’s 18.75% Series B Cumulative Non-Voting Preferred Stock.
On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by our common stockholders. As a result, at September 30, 2012 the Series A Preferred Stock were classified as redeemable interests within of permanent equity on our Consolidated Balance Sheet. On September 14, 2012, we issued 54,458 shares of our Series C Preferred Stock with a liquidation value of $2,500.00 per share, which is represented by depositary shares as described below. Also on September 14, 2012, we exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of our Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock. On October 18, 2012, we redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.0948460 per share on such redeemed shares for approximately $64.1 million. Therefore, as of December 31, 2012, we did not have any Series A Preferred Stock outstanding.
Note 16—Long-Term Cash Incentive Plan
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
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. For the year ended December 31, 2013, we had accrued compensation expense of approximately $1.9 million.
The amount accrued for the 2013 LTIP reflects our estimate of the 2013 LTIP payout based on forecasts and other available information and is subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.
On May 11, 2010, our Board of Directors approved a Long-Term Cash Incentive Plan (the “2010 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. Such Board approval was upon recommendation of the Committee. One participant in the 2010 LTIP was promoted to Chief Financial Officer in 2012. No other executive officers were participants in the 2010 LTIP. As of December 31, 2012, we had accrued compensation expense and payroll benefits of approximately $2.6 million, for the 2010 LTIP including approximately $0.8 million in the year ended December 31, 2012. On January 24, 2013, the Committee approved payments under the 2010 LTIP of approximately $2.3 million to the participants.
Note 17—Savings Plan
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), to cover our employees and those of our Subsidiaries, if any. The 401(k) Plan permits our eligible employees and those of any Subsidiary to defer up to 60% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, we will match 100% of the participant’s contribution up to the first 3% and then 50% of the next 2% for a maximum potential match of 4%.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 17—Savings Plan (continued)

In addition, amounts we contributed will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with us, the participants will be 100% vested for all amounts we contributed. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as we determined. All employee contributions are 100% vested. Our contribution to the 401(k) Plan was approximately $1.3 million for each of the years ended December 31, 2013 and 2012 and approximately $1.1 million for the year ended December 31, 2011.
Note 18—Commitments and Contingencies
California Rent Control Litigation
As part of our effort to realize the value of our Properties subject to rent control, we have previously initiated lawsuits against certain localities in California, with the goal of achieving a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. We have discovered through the litigation process that certain municipalities considered condemning our Properties at values well below the value of the underlying land. In our view, a failure to articulate market rents for Sites governed by restrictive rent control would put us at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. We are cognizant of the need for affordable housing in the jurisdictions, but assert that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, we would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts have included the following matters:
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
The City and the residents’ association (which intervened in the case) appealed, and we cross-appealed. On April 17, 2013, the United States Court of Appeals for the Ninth Circuit issued an opinion in which, among other rulings, it reversed the trial court’s determinations that the Ordinance had unconstitutionally taken our property and that we were entitled to an award of attorneys’ fees and costs, and affirmed the jury verdict that the City had not breached the settlement agreement and affirmed the award to the City of approximately $1.25 million of attorneys’ fees and costs on the settlement agreement claims. On May 1, 2013, we filed with the Court of Appeals a petition for panel rehearing and rehearing en banc, which was denied on June 3, 2013. On June 26, 2013, the Court of Appeals’ mandate issued. On September 3, 2013, we filed a petition for review by the U.S. Supreme Court. On September 10, 2013, the City and the residents’ association each waived the right to respond to our petition. On October 7, 2013, the Supreme Court requested that a response be filed, which was filed on December 6, 2013. We filed a reply supporting our petition on December 20, 2013. On January 13, 2014, the Supreme Court issued an order denying our petition for review.
During the year ended December 31, 2013, we paid approximately $1.4 million related to the ruling of the Court of Appeals. On July 10, 2013, we paid to the City $1.27 million to satisfy, including interest, the attorneys’ fees and costs judgment affirmed by the Court of Appeals. In August 2013, we also paid to the City approximately $0.08 million to satisfy its claim for attorney’s fees on appeal.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

City of Santee
On January 31, 2012, we sued the City of Santee in the United States District for the Southern District of California alleging that the City’s rent control ordinance effectuates a regulatory and private taking of our property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the complaint. On December 21, 2012, the Court entered an order in which it: (a) denied the City’s motion to dismiss our private taking and substantive due process claims; (b) granted the City’s motion to dismiss our procedural due process claim as not cognizable because of the availability of a state remedy of a writ of mandamus; and (c) granted the City’s motion to dismiss our regulatory taking claim as being not ripe. In addition, we also filed in the California Superior Court on February 1, 2012 a petition for a writ of administrative mandamus, and on September 28, 2012 a motion for writ of administrative mandamus, seeking orders directing that a rent increase petition we had filed with the City be granted. On April 5, 2013, the Court denied our petition for writ of administrative mandamus. On June 3, 2013, we filed an appeal to the California Court of Appeal from the denial of our petition for writ of administrative mandamus.
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
Colony Park
On December 1, 2006, a group of tenants at our Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that we had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. We answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because our motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but three of the 66 plaintiffs to whom the jury awarded nothing appealed. Oral argument in the appeal was held on September 19, 2013 and the matter was taken under submission by the California Court of Appeal.
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing.  On January 17, 2014, each side submitted their supplemental brief.  The parties await the court’s decision on rehearing.
California Hawaiian
On April 30, 2009, a group of tenants at our California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted our motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, we filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, we filed with

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. The trial commenced on January 27, 2014. We believe that the allegations in the complaint are without merit, and intend to vigorously defend the litigation.
Membership litigation
On July 29, 2011, we were served with a class action lawsuit in California state court filed by two named plaintiffs, who are husband and wife. Among other allegations, the suit alleged that the plaintiffs purchased a membership in our Thousand Trails network of campgrounds and paid annual dues; that they were unable to make a reservation to utilize one of the campgrounds because, they were told, their membership did not permit them to utilize that particular campground; that we failed to comply with the written disclosure requirements of various states’ membership camping statutes; that we misrepresented that we provide a money-back guaranty; and that we misrepresented that the campgrounds or portions of the campgrounds would be limited to use by members. On August 19, 2011, we filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, we removed the case from the California state court to the federal district court in San Jose. On July 23, 2012, we filed a motion to deny class certification. On March 18, 2013, the Court entered an order denying class certification and denying the plaintiffs’ motion for leave to amend their class action complaint. The parties agreed to a confidential settlement of the individual claims of the two named plaintiffs.
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
Hurricane Claim Litigation
On June 22, 2007, we filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against our insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company (“Essex”), Lexington Insurance Company and Westchester Surplus Lines Insurance Company (“Westchester”), regarding a coverage dispute arising from losses we suffered as a result of hurricanes that occurred in Florida in 2004 and 2005. We also brought claims against Aon Risk Services, Inc. of Illinois (“Aon”), our former insurance broker, regarding the procurement of our appropriate insurance coverage. We sought declaratory relief establishing the coverage obligations of our carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action were approximately $11.0 million.
In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, we filed our Second Amended Complaint (“SAC”), which the insurers answered. In response to the court’s dismissal of the SAC’s claims against Aon, we ultimately filed, on February 2, 2009, a new Count VIII against Aon alleging a claim for breach of contract, which Aon answered. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, we filed motions for partial summary judgment against the insurance companies seeking a finding that our hurricane debris cleanup costs were within the extra expense coverage of our excess insurance policies. On December 13, 2010, the Court granted the motion. Discovery proceeded with respect to various remaining issues, including the amounts of the debris cleanup costs we were entitled to collect pursuant to the Court’s order granting us partial summary judgment.
On August 6, 2012, we were served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim we submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid (the “Additional Affirmative Defenses and Counterclaim”). We believe that the Additional Affirmative Defenses and Counterclaim were without merit, and vigorously contested them. The parties filed motions for partial summary

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

judgment with respect to certain of the claims for coverage that remained in the case, on which the court heard oral argument on April 2, 2013 and took under advisement. On April 22, 2013, Essex and Westchester filed an additional motion for summary judgment, which related to their Additional Affirmative Defenses and Counterclaim, on which the court heard oral arguments on June 27, 2013. On August 12, 2013, the court ruled in our favor on most of the issues presented in the motions for summary judgment, except that it reversed the earlier decision (made by a different judge who subsequently retired) that had granted us partial summary judgment that our hurricane debris cleanup costs were within the extra expense coverage of our excess insurance policies. On September 11, 2013, in response to our request for reconsideration of that reversal, the court ordered full briefing and a hearing on the issue. On December 2, 2013, the remaining parties entered a settlement agreement, pursuant to which the case was dismissed with prejudice.
Since suffering the losses at issue we have entered settlements of our claims with the various insurers and Aon and also received additional payments from certain of the insurers since filing the lawsuit collectively totaling approximately $9.4 million. During the year ended December 31, 2013, we received insurance proceeds of approximately $1.6 million net of $0.4 million of legal expenses (amounts are presented in the Income from Other Investment, net line in our Consolidated Statement of Income).
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
Note 19—Reportable Segments
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the three years ended December 31, 2013, 2012, and 2011.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments (continued)
The following tables summarize our segment financial information (amounts in thousands):
Year Ended December 31, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$679,319	$33,281	$712,600
Operations expenses	(328,795)	(26,855)	(355,650)
Income from segment operations	350,524	6,426	356,950
Interest income	3,397	4,373	7,770
Depreciation on real estate and rental homes	(101,374)	(6,855)	(108,229)
Amortization of in-place leases	(1,940)	—	(1,940)
Income from operations	$250,607	$3,944	254,551
Reconciliation to Consolidated net income
Corporate interest income			490
Other revenues			7,515
General and administrative			(28,211)
Early debt retirement			(37,844)
Interest and related amortization			(118,522)
Rent control initiatives and other			(2,771)
Equity in income of unconsolidated joint ventures			2,039
Gain on sale of property, net of tax			41,525
Discontinued operations			7,133
Consolidated net income			$125,905

Total assets	$3,096,156	$295,483	$3,391,639
Capital improvements	$26,430	$38,284	$64,714

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments (continued)

Year Ended December 31, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$647,731	$21,045	$668,776
Operations expenses	(311,694)	(16,778)	(328,472)
Income from segment operations	336,037	4,267	340,304
Interest income	3,075	4,614	7,689
Depreciation on real estate and rental homes	(96,419)	(5,664)	(102,083)
Amortization of in-place leases	(38,694)	(773)	(39,467)
Income from operations	$203,999	$2,444	206,443
Reconciliation to Consolidated net income
Corporate interest income			446
Other revenues			6,795
General and administrative			(26,388)
Interest and related amortization			(123,992)
Rent control initiatives and other			(1,456)
Equity in income of unconsolidated joint ventures			1,899
Gain on sale of property, net of tax			4,596
Discontinued operations			6,116
Consolidated net income			$74,459

Assets held for use	$2,984,766	$293,608	$3,278,374
Assets held for disposition			119,852
Total assets			$3,398,226
Capital improvements	$30,863	$44,397	$75,260
Year Ended December 31, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$550,529	$14,104	$564,633
Operations expenses	(275,584)	(11,699)	(287,283)
Income from segment operations	274,945	2,405	277,350
Interest income	3,377	2,264	5,641
Depreciation on real estate	(78,838)	(4,175)	(83,013)
Amortization of in-place leases	(22,683)	(443)	(23,126)
Income from operations	$176,801	$51	176,852
Reconciliation to Consolidated net income
Corporate interest income			283
Other revenues			6,452
General and administrative			(42,046)
Interest and related amortization			(99,489)
Rent control initiatives and other			(2,043)
Equity in income of unconsolidated joint ventures			1,948
Discontinued operations			547
Consolidated net income			$42,504

Assets held for use	$3,172,222	$201,551	$3,373,773
Assets held for disposition			122,328
Total assets			$3,496,101
Capital improvements	$26,224	$35,808	$62,032

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Revenues:
Community base rental income	$409,801	$394,606	$309,230
Resort base rental income	147,234	134,327	130,489
Right-to-use annual payments	47,967	47,662	49,122
Right-to-use contracts current period, gross	13,142	13,433	17,856
Right-to-use contracts current period, deferred	(5,694)	(6,694)	(11,936)
Utility income and other	63,800	62,470	53,116
Ancillary services revenues, net	3,069	1,927	2,652
Total property operations revenues	679,319	647,731	550,529
Expenses:
Property operating and maintenance	229,897	220,415	197,781
Real estate taxes	48,279	45,590	36,528
Sales and marketing, gross	12,836	10,845	11,218
Sales and marketing deferred commissions, net	(2,410)	(3,155)	(4,789)
Property management	40,193	37,999	34,846
Total property operations expenses	328,795	311,694	275,584
Income from property operations segment	$350,524	$336,037	$274,945

The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Revenues:
Gross revenue from home sales	$17,871	$8,230	$6,028
Brokered resale revenues, net	1,143	1,166	831
Rental home income (a)	14,267	11,649	7,245
Total revenues	33,281	21,045	14,104
Expenses:
Cost of home sales	17,296	9,018	5,615
Home selling expenses	2,085	1,391	1,591
Rental home operating and maintenance	7,474	6,369	4,493
Total expenses	26,855	16,778	11,699
Income from home sales and rentals operations segment	$6,426	$4,267	$2,405

(a)	Segment information does not include Site rental income included in Community base rental income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2013 and 2012 (amounts in thousands, except for per share amounts):

2013	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$183,775	$176,753	$187,966	$179,881
Income from operations	$70,332	$56,597	$64,779	$62,843
Consolidated net income	$40,470	$21,786	$34,936	$28,713
Net income available for Common Shares	$35,027	$17,860	$29,872	$24,160
Weighted average Common Shares outstanding—Basic	83,026	83,021	83,021	83,003
Weighted average Common Shares outstanding—Diluted	91,060	91,128	91,259	91,334
Net income per Common Share outstanding—Basic	$0.42	$0.22	$0.36	$0.29
Net income per Common Share outstanding—Diluted	$0.42	$0.21	$0.36	$0.29

2012	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues (a)	$174,947	$168,383	$175,064	$165,312
Income from operations (a)	$52,535	$41,657	$53,882	$58,369
Consolidated net income (a)	$17,654	$6,298	$21,492	$29,015
Net income available for Common Shares (a)	$12,432	$2,063	$16,009	$24,275
Weighted average Common Shares outstanding—Basic	82,176	82,262	82,380	82,569
Weighted average Common Shares outstanding—Diluted	90,738	90,780	90,894	90,944
Net income per Common Share outstanding—Basic	$0.15	$0.03	$0.19	$0.29
Net income per Common Share outstanding—Diluted	$0.15	$0.02	$0.19	$0.29
______________________________________

(a)	Certain 2012 amounts have been reclassified to conform to the 2013 presentation. The reclassification had no material effect on the consolidated financial statements.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$37	$212	$647	$859	$(178)	2006
Apache East	Apache Junction	AZ	—	2,236	4,181	—	16	2,236	4,197	6,433	(618)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,486	932	4,705	5,637	(2,704)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	752	1,440	5,097	6,537	(1,642)	2003
Cactus Gardens	Yuma	AZ	(4,113)	1,992	5,984	—	332	1,992	6,316	8,308	(2,004)	2004
Capri RV	Yuma	AZ	(4,606)	1,595	4,774	—	237	1,595	5,011	6,606	(1,305)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	832	706	3,872	4,578	(1,965)	1998
Casa del Sol East II	Glendale	AZ	(4,393)	2,103	6,283	—	2,781	2,103	9,064	11,167	(3,708)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	708	2,450	8,160	10,610	(4,174)	1998
Casa del Sol West I	Peoria	AZ	(9,301)	2,215	6,467	—	2,224	2,215	8,691	10,906	(3,905)	1996
Casita Verde RV	Casa Grande	AZ	(2,073)	719	2,179	—	86	719	2,265	2,984	(608)	2006
Central Park	Phoenix	AZ	—	1,612	3,784	—	1,596	1,612	5,380	6,992	(4,531)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	1,254	2,056	7,495	9,551	(2,758)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	19	2,394	4,035	6,429	(592)	2011
Desert Paradise	Yuma	AZ	—	666	2,011	—	201	666	2,212	2,878	(748)	2004
Desert Skies	Phoenix	AZ	—	792	3,126	—	691	792	3,817	4,609	(1,975)	1998
Desert Vista	Salome	AZ	—	66	268	—	97	66	365	431	(51)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,062	1,674	6,770	8,444	(3,455)	1998
Fiesta Grande RV	Casa Grande	AZ	(8,751)	2,869	8,653	—	429	2,869	9,082	11,951	(2,397)	2006
Foothill	Yuma	AZ	—	459	1,402	—	213	459	1,615	2,074	(547)	2003
Foothills West RV	Casa Grande	AZ	(2,142)	747	2,261	—	251	747	2,512	3,259	(665)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	301	1,678	5,350	7,028	(2,048)	2002
Hacienda De Valencia	Mesa	AZ	(13,726)	833	2,701	—	4,622	833	7,323	8,156	(4,877)	1984
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	455	1,387	4,603	5,990	(1,095)	2007
Monte Vista	Mesa	AZ	(24,764)	11,402	34,355	—	3,899	11,402	38,254	49,656	(12,058)	2004
Palm Shadows	Glendale	AZ	(5,974)	1,400	4,218	—	1,133	1,400	5,351	6,751	(3,470)	1993
Paradise	Sun City	AZ	(14,379)	6,414	19,263	11	2,107	6,425	21,370	27,795	(7,410)	2004
Sedona Shadows	Sedona	AZ	(10,530)	1,096	3,431	—	1,351	1,096	4,782	5,878	(2,421)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	—	2,682	1,360	7,342	8,702	(4,309)	1994
Suni Sands	Yuma	AZ	—	1,249	3,759	—	365	1,249	4,124	5,373	(1,363)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$—	$1,000	$3,016	$—	$1,499	$1,000	$4,515	$5,515	$(2,533)	1994
Sunshine Valley	Chandler	AZ	—	9,139	12,912	—	44	9,139	12,956	22,095	(1,866)	2011
The Highlands at Brentwood	Mesa	AZ	(13,504)	1,997	6,024	—	2,010	1,997	8,034	10,031	(5,001)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,799	2,613	11,686	14,299	(6,814)	1994
Valley Vista	Benson	AZ	—	115	429	—	38	115	467	582	(67)	2010
Venture In	Show Low	AZ	(6,173)	2,050	6,188	—	361	2,050	6,549	8,599	(1,774)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	1,117	1,456	4,507	5,963	(1,328)	2004
Viewpoint	Mesa	AZ	(58,253)	24,890	56,340	15	6,709	24,905	63,049	87,954	(20,461)	2004
Westpark	Wickenburg	AZ	(9,607)	4,495	10,517	—	89	4,495	10,606	15,101	(1,438)	2011
Whispering Palms	Phoenix	AZ	—	670	2,141	—	328	670	2,469	3,139	(1,342)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	5	207	415	1,175	1,590	(352)	2004
California Hawaiian	San Jose	CA	(31,145)	5,825	17,755	—	3,353	5,825	21,108	26,933	(11,206)	1997
Colony Park	Ceres	CA	—	890	2,837	—	791	890	3,628	4,518	(1,983)	1998
Concord Cascade	Pacheco	CA	(11,508)	985	3,016	—	1,989	985	5,005	5,990	(4,023)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,264	4,787	19,643	24,430	(12,602)	1994
Coralwood	Modesto	CA	(5,629)	—	5,047	—	533	—	5,580	5,580	(3,097)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	4,831	—	23,010	23,010	(14,796)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	330	—	546	546	(355)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,842)	2,103	7,201	—	2,740	2,103	9,941	12,044	(5,846)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	495	756	2,843	3,599	(1,530)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	910	317	1,647	1,964	(455)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	598	2,845	7,118	9,963	(3,862)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	780	974	3,047	4,021	(898)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,006	1,076	3,510	4,586	(977)	2004
Lamplighter	Spring Valley	CA	(22,474)	633	2,201	—	1,321	633	3,522	4,155	(2,942)	1983
Las Palmas	Rialto	CA	(3,256)	1,295	3,866	—	574	1,295	4,440	5,735	(1,411)	2004
Los Ranchos	Apple Valley	CA	(13,095)	8,336	15,774	—	97	8,336	15,871	24,207	(2,285)	2011
Meadowbrook	Santee	CA	—	4,345	12,528	—	2,019	4,345	14,547	18,892	(7,499)	1998
Monte del Lago	Castroville	CA	(20,359)	3,150	9,469	—	2,843	3,150	12,312	15,462	(6,388)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	753	1,881	5,131	7,012	(1,477)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$286	$—	$4,798	$4,798	$(2,618)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	1,010	401	1,944	2,345	(556)	2004
Pacific Dunes Ranch	Oceana	CA	(5,135)	1,940	5,632	—	1,127	1,940	6,759	8,699	(1,852)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	662	1,835	4,933	6,768	(1,491)	2004
Parque La Quinta	Rialto	CA	(4,366)	1,799	5,450	—	474	1,799	5,924	7,723	(1,930)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	2,132	2,661	8,326	10,987	(2,254)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	359	900	2,459	3,359	(640)	2006
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	472	1,155	3,941	5,096	(2,056)	1998
Rancho Mesa	El Cajon	CA	(8,716)	2,130	6,389	—	809	2,130	7,198	9,328	(3,687)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	842	871	2,871	3,742	(822)	2004
Rancho Valley	El Cajon	CA	(7,140)	685	1,902	—	1,281	685	3,183	3,868	(2,579)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,416	778	5,059	5,837	(2,078)	1999
Royal Oaks	Visalia	CA	—	602	1,921	—	760	602	2,681	3,283	(1,369)	1997
Russian River	Cloverdale	CA	—	368	868	5	155	373	1,023	1,396	(306)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	1,151	1,430	4,479	5,909	(1,279)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	721	1,660	5,694	7,354	(1,596)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	341	1,595	4,278	5,873	(899)	2007
Santiago Estates	Sylmar	CA	—	3,562	10,767	—	1,447	3,562	12,214	15,776	(6,309)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	521	871	3,224	4,095	(1,708)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	545	312	1,272	1,584	(337)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	3,082	2,972	9,999	12,971	(2,481)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	332	—	6,039	6,039	(3,282)	1997
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	374	—	5,802	5,802	(1,910)	2004
Turtle Beach	Manteca	CA	—	268	633	4	225	272	858	1,130	(239)	2004
Village of the Four Seasons	San Jose	CA	(13,112)	5,229	15,714	—	679	5,229	16,393	21,622	(5,225)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	7,338	—	24,954	24,954	(13,485)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	1,217	2,186	6,305	8,491	(1,850)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,697	2,072	6,520	8,592	(1,825)	2004
Bear Creek	Denver	CO	—	1,100	3,359	—	473	1,100	3,832	4,932	(1,985)	1998
Cimarron	Broomfield	CO	(14,547)	863	2,790	—	992	863	3,782	4,645	(3,334)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$—	$826	$2,415	$—	$1,876	$826	$4,291	$5,117	$(2,982)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	810	750	3,075	3,825	(1,650)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	1,074	1,694	6,139	7,833	(5,232)	1986
Hillcrest Village	Aurora	CO	—	1,912	5,202	289	3,323	2,201	8,525	10,726	(7,225)	1983
Holiday Hills	Denver	CO	(34,190)	2,159	7,780	—	5,229	2,159	13,009	15,168	(10,976)	1983
Holiday Village	Co. Springs	CO	—	567	1,759	—	1,344	567	3,103	3,670	(2,568)	1983
Pueblo Grande	Pueblo	CO	(7,095)	241	1,069	—	754	241	1,823	2,064	(1,498)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	2,820	1,928	7,228	9,156	(4,644)	1994
Stonegate Manor	North Windham	CT	(7,230)	6,011	12,336	—	112	6,011	12,448	18,459	(1,856)	2011
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	537	1,148	3,997	5,145	(2,128)	1998
Camelot Meadows	Rehoboth	DE	(11,821)	527	2,058	1,251	4,380	1,778	6,438	8,216	(3,269)	1998
Mariners Cove	Millsboro	DE	(22,374)	990	2,971	—	5,800	990	8,771	9,761	(5,527)	1987
McNicol	Rehoboth	DE	(2,461)	562	1,710	—	213	562	1,923	2,485	(967)	1998
Sweetbriar	Rehoboth	DE	—	498	1,527	—	463	498	1,990	2,488	(1,138)	1998
Waterford	Bear	DE	(28,103)	5,250	16,202	—	1,608	5,250	17,810	23,060	(6,446)	1996
Whispering Pines	Lewes	DE	(8,961)	1,536	4,609	—	1,581	1,536	6,190	7,726	(4,649)	1988
Audubon	Orlando	FL	(6,445)	4,622	7,200	—	58	4,622	7,258	11,880	(1,109)	2011
Barrington Hills	Hudson	FL	(4,939)	1,145	3,437	—	527	1,145	3,964	5,109	(1,376)	2004
Bay Indies	Venice	FL	(72,334)	10,483	31,559	10	5,849	10,493	37,408	47,901	(23,325)	1994
Bay Lake Estates	Nokomis	FL	—	990	3,390	—	1,756	990	5,146	6,136	(2,989)	1994
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	34	3,775	6,439	10,214	(876)	2011
Beacon Terrace	Lakeland	FL	(7,017)	5,372	9,153	—	81	5,372	9,234	14,606	(1,353)	2011
Breezy Hill RV	Pompano Beach	FL	(20,161)	5,424	16,555	—	1,618	5,424	18,173	23,597	(6,757)	2002
Buccaneer	N. Ft. Myers	FL	(35,058)	4,207	14,410	—	2,901	4,207	17,311	21,518	(10,602)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,333	3,637	7,282	10,919	(3,546)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	979	—	1,207	1,207	(483)	1994
Carefree Cove	Fort Lauderdale	FL	(4,089)	1,741	5,170	—	573	1,741	5,743	7,484	(1,822)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	120	6,799	10,541	17,340	(1,674)	2011
Carriage Cove	Daytona Beach	FL	(11,535)	2,914	8,682	—	1,267	2,914	9,949	12,863	(5,308)	1998
Cheron Village	Davie	FL	(5,695)	10,393	6,217	—	95	10,393	6,312	16,705	(1,287)	2011
Clerbrook	Clermont	FL	(10,447)	3,883	11,700	—	1,213	3,883	12,913	16,796	(3,432)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$(21,990)	$13,684	$24,106	$—	$329	$13,684	$24,435	$38,119	$(3,504)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	132	1,092	2,310	3,402	(160)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	347	1,602	5,169	6,771	(1,715)	2004
Colony Cove	Ellenton	FL	(55,409)	28,660	92,457	—	1,118	28,660	93,575	122,235	(13,302)	2011
Coquina Crossing	Elkton	FL	—	5,274	5,545	—	17,768	5,274	23,313	28,587	(8,176)	1999
Coral Cay	Margate	FL	(22,680)	5,890	20,211	—	7,704	5,890	27,915	33,805	(16,514)	1994
Country Place (2)	New Port Richey	FL	(23,325)	663	—	18	7,587	681	7,587	8,268	(5,101)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	6,842	3,711	17,975	21,686	(8,723)	1998
Covington Estates	Saint Cloud	FL	—	3,319	7,253	—	64	3,319	7,317	10,636	(1,065)	2011
Crystal Isles	Crystal River	FL	(2,423)	926	2,787	10	950	936	3,737	4,673	(1,176)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	84	3,767	6,918	10,685	(1,042)	2011
Down Yonder	Largo	FL	(12,663)	2,652	7,981	—	818	2,652	8,799	11,451	(3,237)	1998
East Bay Oaks	Largo	FL	(11,035)	1,240	3,322	—	1,205	1,240	4,527	5,767	(3,890)	1983
Eldorado Village	Largo	FL	—	778	2,341	—	1,042	778	3,383	4,161	(2,798)	1983
Emerald Lake	Punta Gorda	FL	—	3,598	5,197	—	172	3,598	5,369	8,967	(783)	2011
Featherock	Valrico	FL	(22,155)	11,369	22,770	—	245	11,369	23,015	34,384	(2,851)	2011
Fiesta Key	Long Key	FL	—	16,611	7,338	—	315	16,611	7,653	24,264	(62)	2013
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	283	1,188	3,831	5,019	(1,372)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	133	3,853	8,100	11,953	(1,346)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	161	619	2,043	2,662	(761)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,090	1,848	9,298	11,146	(3,662)	2001
Gulf Air Resort	Fort Myers Beach	FL	(6,901)	1,609	4,746	—	321	1,609	5,067	6,676	(1,671)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,023	717	3,181	3,898	(1,107)	2004
Hacienda Village	New Port Richey	FL	(20,490)	4,297	13,088	—	2,207	4,297	15,295	19,592	(5,459)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	594	3,384	10,748	14,132	(3,538)	2004
Harbor View	New Port Richey	FL	—	4,030	12,146	—	214	4,030	12,360	16,390	(4,693)	2002
Haselton Village	Eustis	FL	(6,933)	3,800	8,955	—	55	3,800	9,010	12,810	(1,187)	2011
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,041	2,403	9,300	11,703	(5,809)	1994
Heron Cay	Vero Beach	FL	(31,402)	14,368	23,792	—	307	14,368	24,099	38,467	(3,286)	2011
Hidden Valley	Orlando	FL	(9,310)	11,398	12,861	—	134	11,398	12,995	24,393	(1,946)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Highland Wood RV	Pompano Beach	FL	$—	$1,043	$3,130	$42	$268	$1,085	$3,398	$4,483	$(1,281)	2002
Hillcrest	Clearwater	FL	(7,142)	1,278	3,928	—	1,186	1,278	5,114	6,392	(2,757)	1998
Holiday Ranch	Clearwater	FL	(4,488)	925	2,866	—	410	925	3,276	4,201	(1,732)	1998
Holiday Village	Ormond Beach	FL	(9,544)	2,610	7,837	—	411	2,610	8,248	10,858	(3,086)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	220	350	1,594	1,944	(854)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	957	1,089	4,333	5,422	(2,333)	1998
Island Vista	North Ft. Myers	FL	(14,418)	5,004	15,066	—	512	5,004	15,578	20,582	(3,987)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	28	1,696	3,092	4,788	(471)	2011
Lake Fairways	N. Ft. Myers	FL	(46,651)	6,075	18,134	35	2,290	6,110	20,424	26,534	(12,779)	1994
Lake Haven	Dunedin	FL	(10,451)	1,135	4,047	—	3,222	1,135	7,269	8,404	(5,425)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	521	1,595	5,314	6,909	(1,729)	2004
Lake Village	Nokomis	FL	(18,742)	15,850	18,099	—	176	15,850	18,275	34,125	(2,524)	2011
Lake Worth Village	Lake Worth	FL	(11,745)	14,959	24,501	—	185	14,959	24,686	39,645	(3,906)	2011
Lakeland Harbor	Lakeland	FL	(16,871)	10,446	17,376	—	61	10,446	17,437	27,883	(2,416)	2011
Lakeland Junction	Lakeland	FL	(4,250)	3,018	4,752	—	39	3,018	4,791	7,809	(703)	2011
Lakes at Countrywood	Plant City	FL	(10,000)	2,377	7,085	—	1,744	2,377	8,829	11,206	(3,688)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	149	3,275	7,314	10,589	(1,014)	2011
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	1,611	1,862	7,238	9,100	(4,522)	1994
Lighthouse Pointe	Port Orange	FL	(13,091)	2,446	7,483	23	1,366	2,469	8,849	11,318	(4,720)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	525	2,300	7,428	9,728	(2,478)	2004
Maralago Cay	Lantana	FL	—	5,325	15,420	—	5,394	5,325	20,814	26,139	(10,595)	1997
Meadows at Countrywood	Plant City	FL	(21,993)	4,514	13,175	—	4,419	4,514	17,594	22,108	(8,978)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	9,605	5,997	30,240	36,237	(17,412)	1994
Oak Bend	Ocala	FL	—	850	2,572	—	1,213	850	3,785	4,635	(2,440)	1993
Oaks at Countrywood	Plant City	FL	(4,120)	846	2,513	—	5,226	846	7,739	8,585	(2,976)	1998
Orange Lake	Clermont	FL	(5,348)	4,303	6,815	—	181	4,303	6,996	11,299	(1,074)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	1,856	3,015	8,873	11,888	(2,596)	2004
Palm Beach Colony	West Palm Beach	FL	—	5,930	10,113	8	322	5,938	10,435	16,373	(1,500)	2011
Park City West	Fort Lauderdale	FL	(14,308)	4,184	12,561	—	772	4,184	13,333	17,517	(4,371)	2004
Parkwood Communities	Wildwood	FL	(9,649)	6,990	15,115	—	202	6,990	15,317	22,307	(2,200)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$(4,330)	$1,494	$4,484	$—	$614	$1,494	$5,098	$6,592	$(1,627)	2004
Peace River	Wauchula	FL	—	900	2,100	—	482	900	2,582	3,482	(627)	2006
Pickwick	Port Orange	FL	(22,727)	2,803	8,870	—	1,253	2,803	10,123	12,926	(5,275)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	429	1,678	5,473	7,151	(1,156)	2007
Pine Lakes	N. Ft. Myers	FL	(35,682)	6,306	14,579	21	7,239	6,327	21,818	28,145	(13,268)	1994
Pioneer Village	N. Ft. Myers	FL	(15,019)	4,116	12,353	—	1,612	4,116	13,965	18,081	(4,660)	2004
Ramblers Rest	Venice	FL	(14,414)	4,646	14,201	—	4,306	4,646	18,507	23,153	(4,288)	2006
Ridgewood Estates	Ellenton	FL	(10,461)	6,769	8,791	—	112	6,769	8,903	15,672	(1,385)	2011
Royal Coachman	Nokomis	FL	(11,859)	5,321	15,978	—	1,279	5,321	17,257	22,578	(5,710)	2004
Shady Lane Oaks	Clearwater	FL	(5,794)	4,984	8,482	—	66	4,984	8,548	13,532	(1,352)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	18	3,102	5,498	8,600	(861)	2011
Shangri La	Largo	FL	(3,849)	1,722	5,200	—	198	1,722	5,398	7,120	(1,757)	2004
Sherwood Forest	Kissimmee	FL	(29,171)	4,852	14,596	—	6,068	4,852	20,664	25,516	(10,159)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	2,909	3,438	6,530	9,968	(3,176)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	173	1,649	5,201	6,850	(1,936)	2002
Silver Dollar	Odessa	FL	(13,734)	4,107	12,431	240	1,678	4,347	14,109	18,456	(4,605)	2004
Sixth Ave.	Zephryhills	FL	—	837	2,518	—	43	837	2,561	3,398	(865)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,249	2,169	9,133	11,302	(4,539)	1998
Southernaire	Mt. Dora	FL	—	796	2,395	—	108	796	2,503	3,299	(827)	2004
Starlight Ranch	Orlando	FL	—	13,543	20,388	—	337	13,543	20,725	34,268	(3,389)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	718	2,001	6,722	8,723	(2,239)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(7,277)	3,099	9,286	—	637	3,099	9,923	13,022	(3,143)	2004
Sunshine Key	Big Pine Key	FL	(14,123)	5,273	15,822	—	2,130	5,273	17,952	23,225	(5,956)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	301	1,603	5,114	6,717	(1,666)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	77	2,678	4,093	6,771	(697)	2011
Terra Ceia	Palmetto	FL	—	965	2,905	—	230	965	3,135	4,100	(1,014)	2004
The Heritage	N. Ft. Myers	FL	(11,738)	1,438	4,371	346	4,215	1,784	8,586	10,370	(5,101)	1993
The Meadows	Palm Beach Gardens	FL	(11,127)	3,229	9,870	—	5,840	3,229	15,710	18,939	(6,016)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	200	228	884	1,112	(248)	2006
Toby’s	Arcadia	FL	(3,863)	1,093	3,280	—	190	1,093	3,470	4,563	(1,206)	2003

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Topics	Spring Hill	FL	$—	$844	$2,568	$—	$413	$844	$2,981	$3,825	$(1,009)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	6,618	5,677	23,734	29,411	(9,106)	2004
Tropical Palms	Punta Gorda	FL	(6,909)	2,365	7,286	—	1,192	2,365	8,478	10,843	(2,051)	2006
Vacation Village	Largo	FL	(5,074)	1,315	3,946	—	415	1,315	4,361	5,676	(1,372)	2004
Vero Palm	Vero Beach	FL	(12,670)	6,697	9,025	—	69	6,697	9,094	15,791	(1,323)	2011
Village Green	Vero Beach	FL	(24,632)	15,901	25,175	—	351	15,901	25,526	41,427	(4,003)	2011
Villas at Spanish Oaks	Ocala	FL	(11,987)	2,250	6,922	—	1,487	2,250	8,409	10,659	(5,415)	1993
Whispering Pines - Largo	Largo	FL	(12,479)	8,218	14,054	—	148	8,218	14,202	22,420	(2,092)	2011
Windmill Manor	Bradenton	FL	—	2,153	6,125	—	1,654	2,153	7,779	9,932	(3,927)	1998
Windmill Village	N. Ft. Myers	FL	(15,591)	1,417	5,440	—	2,070	1,417	7,510	8,927	(6,678)	1983
Winds of St. Armands North	Sarasota	FL	(27,834)	1,523	5,063	—	3,173	1,523	8,236	9,759	(6,599)	1983
Winds of St. Armands South	Sarasota	FL	(18,158)	1,106	3,162	—	1,228	1,106	4,390	5,496	(3,801)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	249	2,321	7,211	9,532	(1,616)	2007
Coach Royale	Boise	ID	—	465	1,685	—	9	465	1,694	2,159	(287)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	25	1,358	5,176	6,534	(852)	2011
Shenandoah Estates	Boise	ID	(5,674)	1,287	7,603	—	113	1,287	7,716	9,003	(928)	2011
West Meadow Estates	Boise	ID	—	1,371	6,770	—	9	1,371	6,779	8,150	(933)	2011
Golf Vistas Estates	Monee	IL	(11,954)	2,842	4,719	1	6,706	2,843	11,425	14,268	(5,594)	1997
O'Connell's	Amboy	IL	(4,225)	1,648	4,974	—	878	1,648	5,852	7,500	(2,012)	2004
Pheasant Lake Estates	Beecher	IL	—	12,764	42,183	—	3	12,764	42,186	54,950	(1,098)	2013
Pine Country	Belvidere	IL	—	53	166	—	444	53	610	663	(90)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	6,512	6,138	27,545	33,683	(16,102)	1994
Hoosier Estates	Lebanon	IN	(6,818)	2,293	7,197	—	46	2,293	7,243	9,536	(929)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	399	157	764	921	(201)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	1,158	456	2,219	2,675	(517)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	124	426	1,405	1,831	(464)	2004
North Glen Village	Westfield	IN	(7,073)	2,308	6,333	—	98	2,308	6,431	8,739	(948)	2011
Oak Tree Village	Portage	IN	—	569	—	—	3,958	569	3,958	4,527	(2,924)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	271	1,399	4,457	5,856	(1,067)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Diamond Caverns Resort & Golf Club	Park City	KY	$—	$530	$1,512	$—	$16	$530	$1,528	$2,058	$(419)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	212	91	500	591	(130)	2006
Hillcrest	Rockland	MA	(1,889)	2,034	3,182	—	24	2,034	3,206	5,240	(491)	2011
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	196	1,760	5,489	7,249	(1,509)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	353	110	700	810	(151)	2006
The Glen	Norwell	MA	—	940	1,680	—	—	940	1,680	2,620	(259)	2011
Fernwood	Capitol Heights	MD	—	6,556	11,674	—	137	6,556	11,811	18,367	(1,706)	2011
Williams Estates and Peppermint Woods	Middle River	MD	(41,343)	22,774	42,575	—	318	22,774	42,893	65,667	(5,847)	2011
Moody Beach	Moody	ME	—	93	292	—	161	93	453	546	(113)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(11,569)	1,942	5,827	—	610	1,942	6,437	8,379	(1,804)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	125	1,037	3,252	4,289	(663)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	47	1,451	4,455	5,906	(909)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	80	267	882	1,149	(190)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	69	176	585	761	(186)	2006
Lake in the Hills	Auburn Hills	MI	(4,209)	1,792	5,599	—	68	1,792	5,667	7,459	(1,011)	2011
St Clair	St Clair	MI	—	453	1,068	6	274	459	1,342	1,801	(432)	2004
Swan Creek	Ypsilanti	MI	(5,497)	1,844	7,180	—	116	1,844	7,296	9,140	(1,289)	2011
Cedar Knolls	Apple Valley	MN	(16,472)	10,021	14,357	—	40	10,021	14,397	24,418	(2,437)	2011
Cimarron Park	Lake Elmo	MN	(22,006)	11,097	23,132	—	251	11,097	23,383	34,480	(3,297)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	14	2,959	8,896	11,855	(1,415)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	35	4,314	8,967	13,281	(1,271)	2011
Forest Lake	Advance	NC	—	986	2,325	13	551	999	2,876	3,875	(872)	2004
Goose Creek	Newport	NC	—	4,612	13,848	750	1,747	5,362	15,595	20,957	(5,030)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	428	1,037	3,503	4,540	(838)	2006
Lake Gaston	Littleton	NC	—	130	409	—	220	130	629	759	(152)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	210	1,504	4,797	6,301	(1,192)	2006
Scenic	Asheville	NC	(3,483)	1,183	3,511	—	124	1,183	3,635	4,818	(928)	2006
Twin Lakes	Chocowinity	NC	(3,223)	1,709	3,361	—	508	1,709	3,869	5,578	(1,244)	2004
Waterway RV	Cedar Point	NC	(5,330)	2,392	7,185	—	670	2,392	7,855	10,247	(2,440)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Buena Vista	Fargo	ND	$—	$4,563	$14,949	$—	$167	$4,563	$15,116	$19,679	$(2,033)	2011
Meadow Park	Fargo	ND	(2,184)	943	2,907	—	8	943	2,915	3,858	(397)	2011
Sandy Beach RV	Contoocook	NH	(4,673)	1,755	5,265	—	110	1,755	5,375	7,130	(1,525)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	451	3,557	4,361	7,918	(890)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	244	341	1,040	1,381	(296)	2004
Lake & Shore	Ocean View	NJ	—	378	1,192	—	821	378	2,013	2,391	(527)	2006
Pine Ridge at Crestwood	Whiting	NJ	(37,555)	17,367	33,127	—	41	17,367	33,168	50,535	(4,851)	2011
Sea Pines	Swainton	NJ	—	198	625	—	285	198	910	1,108	(232)	2006
Bonanza	Las Vegas	NV	(8,359)	908	2,643	—	1,816	908	4,459	5,367	(3,516)	1983
Boulder Cascade	Las Vegas	NV	(8,138)	2,995	9,020	—	2,593	2,995	11,613	14,608	(5,828)	1998
Cabana	Las Vegas	NV	(9,033)	2,648	7,989	—	901	2,648	8,890	11,538	(5,551)	1994
Flamingo West	Las Vegas	NV	(13,449)	1,730	5,266	—	1,646	1,730	6,912	8,642	(4,246)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	609	1,063	3,082	4,145	(841)	2004
Mountain View - NV	Henderson	NV	(21,096)	16,665	25,915	—	217	16,665	26,132	42,797	(3,436)	2011
Villa Borega	Las Vegas	NV	(9,508)	2,896	8,774	—	1,181	2,896	9,955	12,851	(5,314)	1997
Alpine Lake	Corinth	NY	(12,808)	4,783	14,125	153	825	4,936	14,950	19,886	(4,191)	2005
Brennan Beach	Pulaski	NY	(18,933)	7,325	21,141	—	5,280	7,325	26,421	33,746	(6,764)	2005
Greenwood Village	Manorville	NY	(23,998)	3,667	9,414	484	5,098	4,151	14,512	18,663	(6,915)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	921	3,562	11,629	15,191	(3,351)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	35	540	1,661	2,201	(327)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	584	1,115	3,824	4,939	(906)	2006
The Woodlands	Lockport	NY	—	12,183	39,687	—	177	12,183	39,864	52,047	(5,561)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	152	299	848	1,147	(245)	2004
Wilmington	Wilmington	OH	—	235	555	3	130	238	685	923	(203)	2004
Bend	Bend	OR	—	733	1,729	10	510	743	2,239	2,982	(653)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	564	1,112	3,990	5,102	(2,118)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	252	1,817	5,985	7,802	(2,444)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	14	1,304	1,090	3,843	4,933	(1,094)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	547	—	3,796	3,796	(2,010)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Seaside	Seaside	OR	$—	$891	$2,101	$12	$613	$903	$2,714	$3,617	$(786)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	521	1,197	4,214	5,411	(2,276)	1997
South Jetty	Florence	OR	—	678	1,598	9	414	687	2,012	2,699	(546)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	583	764	2,360	3,124	(666)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	436	1,666	5,480	7,146	(1,292)	2006
Circle M	Lancaster	PA	—	330	1,041	—	374	330	1,415	1,745	(342)	2006
Dutch County	Manheim	PA	—	88	278	—	103	88	381	469	(96)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	126	111	476	587	(116)	2006
Green Acres	Breinigsville	PA	(27,823)	2,680	7,479	—	4,222	2,680	11,701	14,381	(8,554)	1988
Greenbriar Village	Bath	PA	(13,870)	8,359	16,941	—	10	8,359	16,951	25,310	(2,244)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	1,091	1,301	4,119	5,420	(1,159)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	487	5,627	14,080	19,707	(1,800)	2011
Mountain View - PA	Walnutport	PA	(6,937)	3,207	7,182	—	153	3,207	7,335	10,542	(996)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	138	1,263	3,924	5,187	(652)	2009
Scotrun	Scotrun	PA	—	153	483	—	186	153	669	822	(162)	2006
Spring Gulch	New Holland	PA	(4,037)	1,593	4,795	—	337	1,593	5,132	6,725	(1,705)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	195	866	2,796	3,662	(460)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	376	296	1,309	1,605	(350)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	32	206	681	887	(168)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	253	463	1,331	1,794	(381)	2004
Inlet Oaks	Murrells Inlet	SC	(4,491)	1,546	4,642	—	191	1,546	4,833	6,379	(1,235)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	44	267	854	1,121	(231)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	44	120	323	443	(100)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	352	540	1,609	2,149	(471)	2004
Alamo Palms Resort	Harlingen	TX	(6,698)	1,562	7,924	—	12	1,562	7,936	9,498	(462)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	487	444	1,520	1,964	(380)	2004
Colorado River	Columbus	TX	—	466	1,099	6	137	472	1,236	1,708	(377)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	866	627	2,747	3,374	(958)	2004
Fun n Sun RV	San Benito	TX	(6,566)	2,533	5,560	412	5,943	2,945	11,503	14,448	(5,944)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Conroe	Willis	TX	$—	$1,363	$3,214	$18	$1,739	$1,381	$4,953	$6,334	$(1,395)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	275	35	2,595	2,630	(764)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	965	494	2,116	2,610	(532)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	700	689	2,302	2,991	(617)	2004
Lakewood	Harlingen	TX	—	325	979	—	177	325	1,156	1,481	(415)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	910	948	3,118	4,066	(929)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	762	1,568	5,467	7,035	(1,767)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	302	448	1,647	2,095	(532)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	332	1,108	3,655	4,763	(1,235)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,051	1,494	5,535	7,029	(1,812)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	557	1,221	4,366	5,587	(1,677)	2002
Victoria Palms Resort	Harlingen	TX	(11,332)	2,849	12,305	—	133	2,849	12,438	15,287	(789)	2012
All Seasons	Salt Lake City	UT	(3,169)	510	1,623	—	509	510	2,132	2,642	(1,125)	1997
St. George	Hurricane	UT	—	64	264	2	190	66	454	520	(60)	2010
Westwood Village	Farr West	UT	(10,189)	1,346	4,179	—	2,011	1,346	6,190	7,536	(3,217)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	1,124	1,246	4,024	5,270	(1,160)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	428	64	630	694	(127)	2006
Lynchburg	Gladys	VA	—	266	627	4	191	270	818	1,088	(241)	2004
Meadows of Chantilly	Chantilly	VA	(45,991)	5,430	16,440	—	7,054	5,430	23,494	28,924	(13,597)	1994
Regency Lakes	Winchester	VA	(9,855)	9,757	19,055	—	34	9,757	19,089	28,846	(2,723)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	193	610	1,612	2,222	(503)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	115	111	465	576	(106)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	98	509	1,283	1,792	(390)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	752	598	2,144	2,742	(605)	2004
Crescent Bar	Quincy	WA	—	314	741	4	227	318	968	1,286	(288)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	176	475	1,601	2,076	(322)	2008
Kloshe Illahee	Federal Way	WA	(16,439)	2,408	7,286	—	657	2,408	7,943	10,351	(4,291)	1997
La Conner	La Conner	WA	—	—	2,016	—	793	—	2,809	2,809	(897)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	522	796	2,375	3,171	(682)	2004
Little Diamond	Newport	WA	—	353	834	5	608	358	1,442	1,800	(342)	2004
Long Beach	Seaview	WA	—	321	758	4	343	325	1,101	1,426	(268)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/13
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mount Vernon	Bow	WA	$—	$621	$1,464	$8	$643	$629	$2,107	$2,736	$(601)	2004
Oceana	Oceana City	WA	—	283	668	4	88	287	756	1,043	(218)	2004
Paradise	Silver Creek	WA	—	466	1,099	7	260	473	1,359	1,832	(399)	2004
Tall Chief	Fall City	WA	—	314	946	—	254	314	1,200	1,514	(170)	2010
Thunderbird	Monroe	WA	—	500	1,178	8	209	508	1,387	1,895	(411)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	374	522	1,990	2,512	(482)	2006
Fremont	Fremont	WI	(3,708)	1,437	4,296	—	589	1,437	4,885	6,322	(1,486)	2004
Neshonoc Lakeside	LaCrosse County	WI	(5,381)	1,789	5,369	—	—	1,789	5,369	7,158	—	2013
Plymouth Rock	Elkhart Lake	WI	(6,731)	2,293	6,879	—	382	2,293	7,261	9,554	(1,175)	2009
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	2	4,474	16,596	21,070	(458)	2013
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	400	714	2,552	3,266	(624)	2006
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	—	5,382	19,732	25,114	(575)	2013
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	192	556	1,821	2,377	(561)	2004
Subtotal of Properties Held for Long Term			(1,992,333)	1,019,820	2,540,588	5,426	438,902	1,025,246	2,979,490	4,004,736	(1,016,001)
Realty Systems, Inc.			(35)	—	—	—	204,226	—	204,226	204,226	(27,202)	2002
Management Business and other			—	—	436	—	18,708	—	19,144	19,144	(15,337)	1990
			$(1,992,368)	$1,019,820	$2,541,024	$5,426	$661,836	$1,025,246	$3,202,860	$4,228,106	$(1,058,540)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and accounts for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012 (a)	2011 (a)
Balance, beginning of year	$4,044,650	$3,960,692	$2,584,987
Acquisitions	133,344	18,738	1,312,658
Improvements	64,714	67,850	61,256
Dispositions and other	(14,602)	(2,630)	1,791
Balance, end of year	$4,228,106	$4,044,650	$3,960,692
_____________________________________

(a)	Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no material effect on the consolidated financial statements.

The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012 (a)	2011 (a)
Balance, beginning of year	$948,581	$807,329	$700,665
Depreciation expense (b)	108,229	102,083	83,013
Amortization of in-place leases	1,940	39,467	23,126
Dispositions and other	(210)	(298)	525
Balance, end of year	$1,058,540	$948,581	$807,329
________________________

(a)	Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no material effect on the consolidated financial statements.

(b)	Includes approximately $6.5 million, $5.6 million and $4.1 million of depreciation from rental operations for the years ended December 31, 2013, 2012 and 2011, respectively.