Form 10-Q
period 2014-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2014-05-01
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
83,326,410 shares of Common Stock as of April 30, 2014.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
(amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate:
Land	$1,065,368	$1,025,246
Land improvements	2,685,613	2,667,213
Buildings and other depreciable property	545,148	535,647
	4,296,129	4,228,106
Accumulated depreciation	(1,087,380)	(1,058,540)
Net investment in real estate	3,208,749	3,169,566
Cash	56,427	58,427
Notes receivable, net	38,610	42,990
Investment in unconsolidated joint ventures	14,477	11,583
Deferred financing costs, net	18,984	19,873
Deferred commission expense	25,806	25,251
Escrow deposits, goodwill, and other assets, net	47,509	63,949
Total Assets	$3,410,562	$3,391,639
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,976,426	$1,992,368
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	72,585	65,157
Deferred revenue – upfront payments from right-to-use contracts	69,820	68,673
Deferred revenue – right-to-use annual payments	15,341	11,136
Accrued interest payable	9,712	9,416
Rents and other customer payments received in advance and security deposits	62,466	58,931
Distributions payable	29,478	22,753
Total Liabilities	2,435,828	2,428,434
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of March 31, 2014 and December 31, 2013; none issued and outstanding as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, includes 125 shares 6% Series D Cumulative Preferred stock and 250 shares 18.75% Series E Cumulative Preferred stock; both issued and outstanding	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of March 31, 2014 and December 31, 2013 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 83,324,703 and 83,313,677 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	834	834
Paid-in capital	1,020,925	1,021,365
Distributions in excess of accumulated earnings	(253,065)	(264,083)
Accumulated other comprehensive loss	(482)	(927)
Total Stockholders’ Equity	904,356	893,333
Non-controlling interests – Common OP Units	70,378	69,872
Total Equity	974,734	963,205
Total Liabilities and Equity	$3,410,562	$3,391,639

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2014 and 2013
(amounts in thousands, except per share data (prior period adjusted for stock split))
(unaudited)

	Quarters Ended
	March 31, 2014	March 31, 2013
Revenues:
Community base rental income	$106,045	$100,776
Rental home income	3,757	3,394
Resort base rental income	44,949	40,739
Right-to-use annual payments	11,214	11,523
Right-to-use contracts current period, gross	2,923	2,831
Right-to-use contracts, deferred, net of prior period amortization	(1,147)	(1,040)
Utility and other income	17,571	16,683
Gross revenues from home sales	5,178	2,696
Brokered resale revenues and ancillary services revenues, net	1,799	1,795
Interest income	2,697	1,898
Income from other investments, net	1,601	2,480
Total revenues	196,587	183,775
Expenses:
Property operating and maintenance	58,696	55,055
Rental home operating and maintenance	1,908	1,870
Real estate taxes	12,485	12,400
Sales and marketing, gross	2,405	2,361
Sales and marketing, deferred commissions, net	(555)	(463)
Property management	10,632	10,133
Depreciation on real estate assets and rental homes	27,642	26,020
Amortization of in-place leases	1,315	159
Cost of home sales	5,368	2,781
Home selling expenses	569	527
General and administrative	5,760	6,711
Property rights initiatives	311	232
Interest and related amortization	28,048	30,123
Total expenses	154,584	147,909
Income from continuing operations before equity in income of unconsolidated joint ventures	42,003	35,866
Equity in income of unconsolidated joint ventures	1,887	576
Consolidated income from continuing operations	43,890	36,442
Discontinued Operations:
Income from discontinued operations before gain on sale of property	—	3,068
Gain on sale of property, net of tax	—	958
Consolidated income from discontinued operations	—	4,026
Consolidated net income	43,890	40,468

Income allocated to non-controlling interests – Common OP Units	(3,481)	(3,133)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,310)	(2,311)
Net income available for Common Shares	$38,099	$35,024

Consolidated net income	$43,890	$40,468
Other comprehensive income (“OCI”):
Adjustment for fair market value of swap	445	442
Consolidated comprehensive income	44,335	40,910
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,518)	(3,169)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,310)	(2,311)
Comprehensive income attributable to Common Stockholders	$38,507	$35,430

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2014 and 2013
(amounts in thousands, except per share data (prior periods adjusted for stock split))
(unaudited)

	Quarters Ended
	March 31, 2014	March 31, 2013
Earnings per Common Share – Basic:
Income from continuing operations	$0.46	$0.38
Income from discontinued operations	$—	$0.04
Net income available for Common Shares	$0.46	$0.42
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.46	$0.38
Income from discontinued operations	$—	$0.04
Net income available for Common Shares	$0.46	$0.42

Distributions declared per Common Share outstanding	$0.325	$0.25
Weighted average Common Shares outstanding – basic	83,116	83,026
Weighted average Common Shares outstanding – fully diluted	91,353	91,060

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2014
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2013	$834	$1,021,365	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of OP Units to common stock	1	501	—	—	(502)	—	—
Issuance of common stock through employee stock purchase plan	—	311	—	—	—	—	311
Compensation expenses related to stock options and restricted stock	—	733	—	—	—	—	733
Adjustment for fair market value of swap	—	—	—	—	—	445	445
Release of common shares from escrow	(1)	(1,934)	—	—	—	—	(1,935)
Net income	—	—	2,310	38,099	3,481	—	43,890
Distributions	—	—	(2,310)	(27,081)	(2,473)	—	(31,864)
Other	—	(51)	—	—	—	—	(51)
Balance, March 31, 2014	$834	$1,020,925	$136,144	$(253,065)	$70,378	$(482)	$974,734

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2014 and 2013
(amounts in thousands)
(unaudited)

	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Consolidated net income	$43,890	$40,468
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	—	(958)
Depreciation expense	27,830	26,951
Amortization of in-place leases	1,315	159
Amortization of loan costs	1,232	1,398
Debt premium amortization	(1,323)	(1,504)
Equity in income of unconsolidated joint ventures	(1,887)	(576)
Distributions of income from unconsolidated joint ventures	1,312	478
Amortization of stock-related compensation	733	1,134
Revenue recognized from right-to-use contract upfront payments	(1,776)	(1,791)
Commission expense recognized related to right-to-use contracts	684	630
Long term incentive plan compensation	475	481
Provision for uncollectible rents receivable	(606)	(42)
Changes in assets and liabilities:
Notes receivable activity, net	(937)	471
Deferred commission expense	(1,239)	(1,093)
Escrow deposits, goodwill and other assets	8,307	1,614
Accrued payroll and other operating expenses	6,372	2,477
Deferred revenue – upfront payments from right-to-use contracts	2,923	2,831
Deferred revenue – right-to-use annual payments	4,205	4,922
Rents received in advance and security deposits	1,719	926
Net cash provided by operating activities	93,229	78,976
Cash Flows From Investing Activities:
Real estate acquisition	(44,226)	—
Net tax deferred exchange deposit	10,576	—
Distributions of capital from unconsolidated joint ventures	116	—
Investment in unconsolidated joint ventures	(2,500)	—
Repayments of notes receivable	7,115	3,384
Issuance of notes receivable	(2,245)	(1,545)
Capital improvements	(10,000)	(17,037)
Net cash used in investing activities	(41,164)	(15,198)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	311	417
Distributions:
Common Stockholders	(20,836)	—
Common OP Unitholders	(1,917)	—
Preferred Stockholders	(2,310)	(2,311)
Principal payments and mortgage debt payoff	(29,184)	(16,926)
Debt issuance costs	(77)	—
Other	(52)	(277)
Net cash used in financing activities	(54,065)	(19,097)
Net (decrease) increase in cash	(2,000)	44,681
Cash, beginning of period	58,427	37,140
Cash, end of period	$56,427	$81,821

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2014 and 2013
(amounts in thousands)
(unaudited)

	March 31, 2014	March 31, 2013
Supplemental Information:
Cash paid during the period for interest	$27,929	$30,485
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$446	$599
Net repayments of notes receivable – used homes acquired by repossessions	$(446)	$(599)
Building and other depreciable property – reclassification of rental homes	$4,203	$2,474
Escrow deposits and other assets – reclassification of rental homes	$(4,203)	$(2,474)

Acquisitions:
Investment in real estate	$61,781	$—
Deferred financing costs, net	$(180)	$—
Rents and other customer payments received in advance and security deposits	$1,817	$—
Accrued payroll and other operating expenses	$941	$—
Escrow deposits and other assets	$412	$—
Debt assumed and financed on acquisition	$14,564	$—

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Definition of Terms
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K (“2013 Form 10-K”) for the year ended December 31, 2013.
Basis of Presentation
These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K. The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2013 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
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

(b)	Real Estate
Our policy is to estimate useful lives or salvage values associated with our real estate assets and to depreciate the assets based on our estimates. We review useful lives periodically to ensure that these estimates accurately reflect the economic use of the assets. In January 2014, we completed a review of the useful lives and salvage values of our manufactured homes. During the first quarter 2014, we prospectively changed the depreciable life of our new manufactured homes to 25 years straight-lined with no residual value and our used manufactured homes to 10-25 years straight-lined. This change in estimate did not have a material impact in our financial statements.

(c)	Identified Intangibles and Goodwill
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
As of March 31, 2014 and December 31, 2013, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of March 31, 2014 and December 31, 2013, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.0 million and $1.9 million as of March 31, 2014 and December 31, 2013, respectively. For each of the quarters ended March 31, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.1 million.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2014	$349
2015	349
2016	251
2017	87
2018	87

(d)	Restricted Cash
Cash as of March 31, 2014 and December 31, 2013 included approximately $5.2 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(e)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a fair value of approximately $2.3 billion and $2.2 billion as of March 31, 2014 and December 31, 2013, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2014 and December 31, 2013, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values.

(f)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $26.5 million and $25.4 million at March 31, 2014 and December 31, 2013, respectively.

(g)	Reclassifications

Certain 2013 amounts have been reclassified to conform to the 2014 presentation. Income statement amounts for disposed Properties have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for all periods presented. In addition, certain prior period disclosures in the accompanying footnotes have been revised to exclude amounts which have been reclassified to discontinued operations. These reclassifications had no material effect on the Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

(h)	Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update 2014-08, “Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). Effective on January 1, 2015, the definition of discontinued operations has been revised to limit the criteria for the classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. While the threshold for a disposal or disposal group to qualify for discontinued operations has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. This pronouncement allows for early adoption permitted January 1, 2014. Pursuant to its terms we have elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have an impact on our consolidated financial statements for the quarter ended March 31, 2014.

Note 2 – Earnings Per Common Share
Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period and basic earnings per share exclude any dilutive effects of options, unvested restricted shares and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit for a share of common stock has no material effect on earnings per common share on a fully diluted basis.
On June 25, 2013, we announced a two-for-one split, to be effected by and in the form of a stock dividend, to be paid on July 15, 2013. On July 15, 2013, each common shareholder of record on July 5, 2013, received one additional share of common stock for each share held. The incremental par value was recorded as an increase to the common stock account on our balance sheet to reflect the newly issued shares and such amount was offset by a reduction in the paid-in capital account on our balance sheet. Pursuant to the anti-dilution provision in the Operating Partnership’s Agreement of Limited Partnership, the stock split also affected the common OP units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share (continued)

The following table sets forth the computation of the basic and diluted earnings per common share for the quarters ended March 31, 2014 and 2013 (amounts in thousands, except per share data, prior period adjusted for stock split):

	Quarters Ended
	March 31,
	2014	2013
Numerators:
Income from Continuing Operations:
Income from continuing operations	$43,890	$36,442
Amounts allocated to dilutive securities	(3,481)	(2,802)
Preferred Stock distributions	(2,310)	(2,311)
Income from continuing operations available to Common Shares – basic	38,099	31,329
Amounts allocated to dilutive securities	3,481	2,802
Income from continuing operations available to Common Shares – fully diluted	$41,580	$34,131
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$—	$3,695
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$38,099	$35,024
Amounts allocated to dilutive securities	3,481	3,133
Net income available for Common Shares – fully diluted	$41,580	$38,157
Denominator:
Weighted average Common Shares outstanding – basic	83,116	83,026
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,635	7,458
Stock options and restricted shares	602	576
Weighted average Common Shares outstanding – fully diluted	91,353	91,060

Earnings per Common Share – Basic:
Income from continuing operations	$0.46	$0.38
Income from discontinued operations	—	0.04
Net income available for Common Shares	$0.46	$0.42

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.46	$0.38
Income from discontinued operations	—	0.04
Net income available for Common Shares	$0.46	$0.42

Note 3 – Common Stock and Other Equity Related Transactions
On March 31, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2014.
On April 11, 2014, we paid a $0.325 per share distribution to common stockholders of record on March 28, 2014.

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
In January 2014, we completed the acquisition of two resort properties, Blackhawk Resort, a 490-Site property and Lakeland Resort, a 682-Site property. On December 17, 2013, we closed on the acquisition of Neshonoc Resort, a 284-Site property. The

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

portfolio purchase price of $31.8 million was funded with available cash and the assumption of mortgage debt of approximately $18.7 million, excluding note premiums of $1.3 million.

On March 10, 2014, we exercised a purchase option and purchased the land related to our Colony Cove Property which was part of our 2011 Hometown acquisition. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.

During the year ended December 31, 2013, we acquired Fiesta Key, a resort Property with 324 Sites for a purchase price of approximately $24.6 million funded with available cash. We also acquired from certain affiliates of Riverside Communities three manufactured home communities (the “Riverside Acquisition”) located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a stated purchase price of $102.0 million. The purchase price was funded with approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP units, and the remainder was funded with available cash.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the quarter ended March 31, 2014 and year ended December 31, 2013, which we determined using level two and level three inputs (amounts in thousands):

	Quarter Ended March 31, 2014	Year Ended December 31, 2013
Assets acquired
Land	$40,807	$41,022
Depreciable property	20,632	87,306
Manufactured homes	769	1,155
In-place leases	773	3,910
Net investment in real estate	$62,981	$133,393
Other Assets	$1,197	$1,025
Total Assets acquired	$64,178	$134,418

Liabilities assumed
Mortgage notes payable	14,230	5,382
Other liabilities	2,757	1,777
Total Liabilities assumed	16,987	7,159
Net assets acquired	$47,191	$127,259
Dispositions and real estate held for disposition
During the year ended December 31, 2013, we closed on the sale of 11 manufactured home communities located in Michigan (the “Michigan Properties”) collectively containing approximately 5,344 sites for a net purchase price of approximately $165.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

Results of operations for the Michigan Properties have been presented separately as discontinued operations for the quarter ended March 31, 2013 in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the quarter ended March 31, 2013 (amounts in thousands):

Quarter Ended
March 31,
2013
Community base rental home income	$5,037
Rental income	770
Utility and other income	483
Discontinued property operating revenues	6,290
Property operating expenses	2,567
Income from discontinued property operations	3,723
Loss from home sales operations	(34)
Other income and expenses	272
Interest and amortization	(130)
Depreciation and in place lease amortization	(763)
Discontinued operations, net	$3,068
During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale of a property as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition of the Cascade property during 2012.
As of March 31, 2014, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Unconsolidated Joint Ventures

We recorded approximately $1.9 million and $0.6 million (net of approximately $0.2 million and $0.3 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the quarters ended March 31, 2014 and 2013, respectively. We received approximately $1.4 million and $0.5 million in distributions from such joint ventures for each of the quarters ended March 31, 2014 and 2013, respectively. Approximately $1.1 million of the distributions received exceeded our basis in our joint venture and as such was recorded in income from unconsolidated joint ventures for the quarter ended March 31, 2014.
During the year ended December 31, 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the “ECHO JV”). We entered into the ECHO JV in order to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2014 and December 31, 2013):

					Investment as of		JV Income for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
Meadows	Various (2,2)	1,027	50%		$1,806	$1,679	$277	$286
Lakeshore	Florida (2,2)	342	65%		46	145	1,179	65
Voyager	Arizona (1,1)	1,706	50%	(b)	7,449	7,074	438	413
Other	Various (0,0)	—	20%		—	—	—	(188)
ECHO JV	Various (0,0)	—	50%		5,176	2,685	(7)	—
		3,075			$14,477	$11,583	$1,887	$576
_____________________

(a)	The percentages shown approximate our economic interest as of March 31, 2014. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility providing water to the Property.

Note 6 – Notes Receivable

Occasionally, we make loans to finance the sale of homes to our customers or purchase loans made by others to finance the sale of homes to our customers (“Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of March 31, 2014 and December 31, 2013, we had approximately $21.3 million and $21.9 million, respectively, of these Chattel Loans included in notes receivable. As of March 31, 2014, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 19.6%, and had an average term remaining of approximately 12 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of March 31, 2014 and December 31, 2013.
We also provide financing for nonrefundable sales of new or upgrades to existing right to use contracts (“Contracts Receivable”). As of March 31, 2014 and December 31, 2013, we had approximately $17.1 million and $17.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.3 million and $0.6 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of March 31, 2014 and December 31, 2013, we had outstanding mortgage indebtedness of approximately $1,976 million and $1,992 million, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the quarter ended March 31, 2014 was approximately 5.3% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2014 to 2038. The debt encumbered a total of 144 and 147 of our Properties as of March 31, 2014 and December 31, 2013, respectively, and the carrying value of such Properties was approximately $2,403 million and $2,378 million, respectively, as of such dates.
During the quarter ended March 31, 2014, we paid off five mortgages totaling approximately $20.7 million, with a weighted average interest rate of 5.63% per annum. We also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by the Blackhawk and Lakeland resort properties with a weighted average stated interest rate of 6.48% per annum which are set to mature in 2017 and 2018.
On April 1, 2014, we completed our $430 million long-term refinancing plan initiated in 2013. We closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts with a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. These proceeds were used to pay off five mortgages totaling approximately $31.9 million, with a weighted average interest rate of 5.63% per annum.
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
Unsecured Line of Credit
As of March 31, 2014 and December 31, 2013, our unsecured Line of Credit (“LOC”) had availability of $380 million with no amounts outstanding. Our LOC bears a LIBOR rate plus a maximum of 1.40% to 2.00%, contains a 0.25% to 0.40% facility fee and has a maturity date of September 15, 2016. We have a one year extension option under our LOC.
As of March 31, 2014, we are in compliance in all material aspects with the covenants in our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, we entered into a Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the Swap) that fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matures on July 1, 2014. Based on actual leverage as of March 31, 2014, our spread over LIBOR was 1.95%, resulting in an actual all-in interest rate of 3.06% per annum. We have designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter ended March 31, 2014.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Through the remaining term of the swap, July 1, 2014, we estimate that an additional $0.5 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (amounts in thousands).

	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest Rate Swap	Accrued payroll and other operating expenses	$483	$928
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Interest Rate Swap	$25	$7	Interest Expense	$470	$449
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of March 31, 2014, we have not posted any collateral related to this agreement.

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
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters Ended March 31,
	2014	2013
Deferred revenue – right-to-use contracts, as of January 1,	$68,673	$62,979
Deferral of new right-to-use contracts	2,923	2,831
Deferred revenue recognized	(1,776)	(1,791)
Net increase in deferred revenue	1,147	1,040
Deferred revenue – right-to-use contracts, as of March 31,	$69,820	$64,019

Deferred commission expense, as of January 1,	$25,251	$22,842
Costs deferred	1,239	1,093
Commission expense recognized	(684)	(630)
Net increase in deferred commission expense	555	463
Deferred commission expense, as of March 31,	$25,806	$23,305

Note 10 – Stock Option Plan and Stock Grants
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2014 and 2013 was approximately $0.7 million and $1.1 million, respectively.
Our Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and was amended and restated from time to time, most recently effective March 23, 2001 for a ten year term. After March 23, 2011, when the Plan expired, we granted to certain directors, executive officers and a consultant a total of 383,330 shares of restricted stock, net of the number of shares that were subsequently forfeited before vesting, in private placements exempt from registration. All the restricted stock shares issued (the “Restricted Stock Grants”) were approved by our Board of Directors at the recommendation of the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors. The expiration of the Plan did not materially impact the accounting for these awards. At our 2014 Annual Meeting of Stockholders, we are asking our stockholders to ratify the Restricted Stock Grants.
During the quarter ended March 31, 2014, there were no restricted stock grants issued.

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
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. As of March 31, 2014, we had accrued compensation expense of approximately $2.4 million for the 2013 LTIP, including approximately $0.5 million in the three months ended March 31, 2014 and 2013.

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

Note 12 – Commitments and Contingencies

California Rent Control Litigation

As part of our effort to realize the value of our Properties subject to rent control, we have previously initiated lawsuits against certain localities in California with the goal of achieving a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. We have discovered through the litigation process that certain municipalities considered condemning our Properties at values well below the value of the underlying land. In our view, a failure to articulate market rents for Sites governed by restrictive rent control would put us at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. We are cognizant of the need for affordable housing in the jurisdictions, but assert that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, we would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts have included the following matters:
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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of plaintiffs’ claims on appeal except the one relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney’s fees and other costs.
California Hawaiian
On April 30, 2009, a group of tenants at our California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County, Case No. 109CV140751, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted our motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

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

The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our operating partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. At March 31, 2014, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued, including the jury verdicts. We will vigorously seek to overturn these verdicts in the trial court or on appeal, including but not limited to asking the trial judge to grant a new trial and to reduce the damages. We anticipate a lengthy time period to achieve resolution of this case.

Given the uncertainty related to the ultimate resolution of this case as well as the time period to reach a conclusion, we are unable to provide an estimate of any possible loss. We currently estimate a range of possible outcomes between zero and $111.0 million based on all of the facts presented.  At this time, we cannot determine that any amount within the range is a better estimate and therefore we conclude that we should accrue the minimum of zero as of March 31, 2014. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Other

In addition to legal matters discussed above, we are involved in various other legal and regulatory proceedings (“Other Proceedings”) arising in the ordinary course of business. The Other Proceedings include, but are not limited to, notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to our water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Other Proceedings taken together do not represent a material liability. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2014 or 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters ended March 31, 2014 and 2013 (amounts in thousands):
Quarter Ended March 31, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$183,059	$9,230	$192,289
Operations expenses	(83,663)	(7,845)	(91,508)
Income from segment operations	99,396	1,385	100,781
Interest income	797	1,109	1,906
Depreciation on real estate and rental homes	(24,858)	(2,784)	(27,642)
Amortization of in-place leases	(1,315)	—	(1,315)
Income from operations	$74,020	$(290)	73,730
Reconciliation to Consolidated net income
Corporate interest income			791
Income from other investments, net			1,601
General and administrative			(5,760)
Interest and related amortization			(28,048)
Property rights initiatives			(311)
Equity in income of unconsolidated joint ventures			1,887
Consolidated net income			$43,890

Total assets	$3,118,684	$291,878	$3,410,562
Capital improvements	$4,994	$5,006	$10,000
Quarter Ended March 31, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$172,990	$6,407	$179,397
Operations expenses	(79,486)	(5,178)	(84,664)
Income from segment operations	93,504	1,229	94,733
Interest income	801	977	1,778
Depreciation on real estate and rental homes	(24,375)	(1,645)	(26,020)
Amortization of in-place leases	(159)	—	(159)
Income from operations	$69,771	$561	70,332
Reconciliation to Consolidated net income
Corporate interest income			120
Income from other investments, net			2,480
General and administrative			(6,711)
Interest and related amortization			(30,123)
Property rights initiatives			(232)
Equity in income of unconsolidated joint ventures			576
Discontinued operations			3,068
Gain on sale of property, net of tax			958
Consolidated net income			$40,468

Assets held for use	$3,012,069	$294,692	$3,306,761
Assets held for disposition (a)			$119,805
Total assets			$3,426,566
Capital improvements	$4,311	$12,726	$17,037
______________________

(a)	Asset balances as of March 31, 2013 for Properties held for disposition, have been reclassified to “Assets held for disposition.”

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment, specific to continuing operations, for the quarters ended March 31, 2014 and 2013 (amounts in thousands):

	Quarters Ended
	March 31, 2014	March 31, 2013
Revenues:
Community base rental income	$106,045	$100,776
Resort base rental income	44,949	40,739
Right-to-use annual payments	11,214	11,523
Right-to-use contracts current period, gross	2,923	2,831
Right-to-use contracts current period, deferred	(1,147)	(1,040)
Utility income and other	17,571	16,683
Ancillary services revenues, net	1,504	1,478
Total property operations revenues	183,059	172,990
Expenses:
Property operating and maintenance	58,696	55,055
Real estate taxes	12,485	12,400
Sales and marketing, gross	2,405	2,361
Sales and marketing deferred commissions, net	(555)	(463)
Property management	10,632	10,133
Total property operations expenses	83,663	79,486
Income from property operations segment	$99,396	$93,504
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the quarters ended March 31, 2014 and 2013 (amounts in thousands):

	Quarters Ended
	March 31, 2014	March 31, 2013
Revenues:
Gross revenue from home sales	$5,178	$2,696
Brokered resale revenues, net	295	317
Rental home income (a)	3,757	3,394
Total revenues	9,230	6,407
Expenses:
Cost of home sales	5,368	2,781
Home selling expenses	569	527
Rental home operating and maintenance	1,908	1,870
Total expenses	7,845	5,178
Income from home sales and rentals operations segment	$1,385	$1,229
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2014, we owned or had an ownership interest in a portfolio of 379 Properties located throughout the United States and Canada containing 140,333 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (120), California (49), Arizona (41), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Wisconsin (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;”

•	the outcome of the case currently pending in the California Superior Court for Santa Clara County, Case No. 109CV140751, involving our California Hawaiian manufactured home property; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise. Management’s discussion and analysis of financial condition and results of operations include certain financial measures in management’s view of the business which we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items which may not always be indicative of recurring annual cash flow of the portfolio.

The following chart lists the Properties acquired, invested in, or sold since January 1, 2013 through March 31, 2014.

Property	Transaction Date	Sites

Total Sites as of January 1, 2013		142,679
Property or Portfolio:
Acquisitions:
Pheasant Lake	August 1, 2013	613
Rainbow Lake	August 1, 2013	270
Westwood Estates	August 1, 2013	324
Fiesta Key	September 16, 2013	324
Neshonoc	December 17, 2013	284
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Expansion Site Development and other:
Sites added (reconfigured) in 2013		(24)
Sites added (reconfigured) in 2014		35
Dispositions:
Avon on the Lake	July 23, 2013	(616)
Cranberry Lake	July 23, 2013	(328)
Fairchild Lake	July 23, 2013	(344)
Grand Blanc Crossing	July 23, 2013	(478)
Holly Hills	July 23, 2013	(241)
Oakland Glens	July 23, 2013	(724)
Old Orchard	July 23, 2013	(200)
Royal Estates	July 23, 2013	(183)
Westbrook	July 23, 2013	(387)
Westbridge Manor	July 23, 2013	(1,424)
Ferrand Estates	September 25, 2013	(419)
Total Sites as of March 31, 2014		140,333
The gross investment in real estate has increased approximately $68 million to $4,296 million as of March 31, 2014 from $4,228 million as of December 31, 2013 primarily due to the acquisition of the Blackhawk and Lakeland resort properties and Colony Cove land purchase.
Outlook
Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2014 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 96,400 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of March 31, 2014
Community sites	69,900
Resort sites:
Annual	24,300
Seasonal	9,100
Transient	9,800
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
140,300
_________________________

(1)	Includes approximately 4,900 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 Seasonal sites and approximately 500 Transient sites.

The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
A significant portion of our rental agreements on community Sites tie rent increases directly or indirectly to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2014 Core community base rental income to increase approximately 3.0% compared to 2013. The expected increase consists of a 2.6% rate increase and occupancy gains of approximately 0.4%.
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
Beginning in 2013, we have seen an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management's focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. Our Core Portfolio (as defined below) used home sales in our manufactured home communities during the quarter ended March 31, 2014, increased 12.2% over the same period of the prior year. This is 25.1% more than first quarter of 2012.
In the years following the disruption in the site-built housing market, our home sales business was negatively impacted by our customers' inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales in that assessment.
In 2013 we entered into a joint venture, ECHO Financing, LLC, with a home manufacturer to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
As of March 31, 2014, we had 5,503 occupied manufactured home rentals. For the quarters ended March 31, 2014 and 2013, rental program net operating income was approximately $9.1 million and $9.4 million, respectively, net of rental asset depreciation expense of approximately $2.8 million and $1.6 million, respectively. The increase in rental asset depreciation expense is due to the change in the accounting policy (see Note 1 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Approximately $10.0 million and $9.5 million of rental operations revenue was included in community base rental income for the quarters ended March 31, 2014 and 2013, respectively. We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues. First quarter Core annual revenues were 5.2% higher than the first quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five zones of the United States and requires annual payments. Beginning on February 1, 2013, the required annual payments increased from $499 to $525. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 40,500 ZPPs. For the quarter ended March 31, 2014, we entered into approximately 2,800 ZPPs, or a 6.5% increase from approximately 2,600 ZPPs for the quarter ended March 31, 2013. Of the 2,800 ZPP’s activated during the quarter ended March 31, 2014, approximately 1,500 were sold to dues paying members.

In 2012, we initiated a program with RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. Since the inception of the ZPP program with the RV dealers and we have activated 8,914 ZPPs. While certain RV dealers make up-front cash payments in exchange for the ZPP they bundle with an RV sale, no cash is received from the members during the first year of membership for memberships activated through the RV dealer program.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 28 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We may finance the nonrefundable upfront payment.
We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.
Critical Accounting Policies and Estimates
Refer to the 2013 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and notes and contracts receivable. There have been no changes to these policies during the quarter ended March 31, 2014.

Comparison of the Quarter Ended March 31, 2014 to the Quarter Ended March 31, 2013
The following tables for the comparison of the quarter ended March 31, 2014 to the quarter ended March 31, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income. When combined, the Income from property operations, Income from home sales and other and Total other expenses, net presented in the tables below reconcile to Income from continuing operations before equity in income of unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the quarters ended March 31, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

	Core Portfolio				Total Portfolio
	2014	2013	Increase/ (Decrease)	% Change	2014	2013	Increase/ (Decrease)	% Change
Community base rental income	$104,066	$100,776	$3,290	3.3%	$106,045	$100,776	$5,269	5.2%
Rental home income	3,741	3,394	347	10.2%	3,757	3,394	363	10.7%
Resort base rental income	43,438	40,739	2,699	6.6%	44,949	40,739	4,210	10.3%
Right-to-use annual payments	11,214	11,523	(309)	(2.7)%	11,214	11,523	(309)	(2.7)%
Right-to-use contracts current period, gross	2,923	2,831	92	3.2%	2,923	2,831	92	3.2%
Utility and other income	17,383	16,681	702	4.2%	17,571	16,683	888	5.3%
Property operating revenues, excluding deferrals	182,765	175,944	6,821	3.9%	186,459	175,946	10,513	6.0%

Property operating and maintenance	57,608	55,025	2,583	4.7%	58,696	55,055	3,641	6.6%
Rental home operating and maintenance	1,901	1,870	31	1.7%	1,908	1,870	38	2.0%
Real estate taxes	12,174	12,400	(226)	(1.8)%	12,485	12,400	85	0.7%
Sales and marketing, gross	2,405	2,361	44	1.9%	2,405	2,361	44	1.9%
Property operating expenses, excluding deferrals and Property management	74,088	71,656	2,432	3.4%	75,494	71,686	3,808	5.3%
Income from property operations, excluding deferrals and Property management	108,677	104,288	4,389	4.2%	110,965	104,260	6,705	6.4%
Property management	10,632	10,133	499	4.9%	10,632	10,133	499	4.9%
Income from property operations, excluding deferrals	98,045	94,155	3,890	4.1%	100,333	94,127	6,206	6.6%
Right-to-use contracts, deferred and sales and marketing, deferred, net	592	577	$15	2.6%	592	577	$15	2.6%
Income from property operations	$97,453	$93,578	$3,875	4.1%	$99,741	$93,550	$6,191	6.6%
The 3.3% increase in Core Portfolio community base rental income primarily reflects a 2.8% increase in rates and a 0.5% increase in occupancy. The average monthly base rent per site increased to $549 in 2014 from $534 in 2013. The average occupancy increased to 92.0% in 2014 from 91.6% in 2013. The increase in Core property operating and maintenance expenses was primarily driven by increased utility expenses due to higher electric and gas usage, as well as an increase in rates across the portfolio driven by below average temperatures.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$24,232	$23,024	$1,208	5.2%	$25,023	$23,024	$1,999	8.7%
Seasonal	12,605	11,848	757	6.4%	12,776	11,848	928	7.8%
Transient	6,601	5,867	734	12.5%	7,150	5,867	1,283	21.9%
Resort base rental income	$43,438	$40,739	$2,699	6.6%	$44,949	$40,739	$4,210	10.3%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The 2.7% decrease in right-to-use annual payments is primarily due to a decrease in member count. During the quarter ending March 31, 2014, our member count decreased by 1,880 members compared to the same period in 2013. Right-to-use contracts current period, gross, net of sales and marketing, gross, increased primarily due to higher upgrade sales. During the first quarter of 2014 there were 658 upgrade sales with an average price per sale of $4,687. This compares to 651 upgrade sales with an average price per sale of $4,530 for the first quarter of 2013.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$179,842	$173,113	$6,729	3.9%	$183,536	$173,115	$10,421	6.0%
Property operating expenses, excluding Sales and marketing, gross	71,683	69,295	2,388	3.4%	73,089	69,325	3,764	5.4%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$108,159	$103,818	$4,341	4.2%	$110,447	$103,790	$6,657	6.4%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income and Core resort base rental income and the impact of the 2013 and 2014 acquisitions, offset by increased utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales	$1,994	$481	$1,513	314.6%
Cost of new home sales	(1,812)	(472)	(1,340)	(283.9)%
Gross profit from new home sales	182	9	173	1,922.2%

Gross revenues from used home sales	3,184	2,215	969	43.7%
Cost of used home sales	(3,556)	(2,309)	(1,247)	(54.0)%
Gross loss from used home sales	(372)	(94)	(278)	(295.7)%

Brokered resale revenues and ancillary services revenues, net	1,799	1,795	4	0.2%
Home selling expenses	(569)	(527)	(42)	(8.0)%
Income from home sales operations and other	$1,040	$1,183	$(143)	(12.1)%
Home sales volumes
New home sales(1)	45	10	35	350.0%
Used home sales	380	341	39	11.4%
Brokered home resales	226	220	6	2.7%
__________________________
(1) Includes 14 home sales through our Echo joint venture for the quarter ended March 31, 2014.
The decrease in income from home sales operations and other is primarily due to decreased gross profits on used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$5,825	$5,384	$441	8.2%
Used Home	7,892	7,467	425	5.7%
Rental operations revenue (1)	13,717	12,851	866	6.7%
Rental home operating and maintenance	(1,908)	(1,870)	(38)	(2.0)%
Income from rental operations	11,809	10,981	828	7.5%
Depreciation on rental homes (2)	(2,750)	(1,562)	(1,188)	(76.1)%
Income from rental operations, net of depreciation	$9,059	$9,419	$(360)	(3.8)%

Gross investment in new manufactured home rental units	$113,470	$109,558	$3,912	3.6%
Gross investment in used manufactured home rental units	$64,334	$60,472	$3,862	6.4%

Net investment in new manufactured home rental units	$99,237	$99,155	$82	0.1%
Net investment in used manufactured home rental units	$53,890	$53,923	$(33)	(0.1)%

Number of occupied rentals – new, end of period	2,097	1,928	169	8.8%
Number of occupied rentals – used, end of period	3,406	3,391	15	0.4%
______________________

(1)
Approximately $10.0 million and $9.5 million for the quarters ended March 31, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

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
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended March 31, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(27,642)	$(26,020)	$(1,622)	(6.2)%
Amortization of in-place leases	(1,315)	(159)	(1,156)	(727.0)%
Interest income	2,697	1,898	799	42.1%
Income from other investments, net	1,601	2,480	(879)	(35.4)%
General and administrative (net of transaction costs)	(5,270)	(6,711)	1,441	21.5%
Transaction costs	(490)	—	(490)	(100.0)%
Property rights initiatives	(311)	(232)	(79)	(34.1)%
Interest and related amortization	(28,048)	(30,123)	2,075	6.9%
Total other expenses, net	$(58,778)	$(58,867)	$89	0.2%
Depreciation on real estate and rental homes increased primarily due to the change in the depreciable life of our new and used manufactured homes.
Amortization of in-place leases increased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2014 includes the amortization of in-place leases at five Properties and in 2013 includes the amortization at two Properties.
Interest income increased $0.8 million primarily due to the collection of a previously reserved loan. The decrease in Income from other investments, net is primarily due to the $1.0 million fair value of the contingent asset related to our Colony Cove property recognized during the first quarter 2013. General and administrative favorable variance is driven by lower legal costs and professional fees. Transaction costs increased due to the acquisition of the Blackhawk and Lakeland resort properties and the Colony Cove land purchase.
Interest and related amortization decreased primarily due to a decrease in secured debt and lower weighted average interest rates due to the long-term refinancing plan initiated in 2013.

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
On November 25, 2013, we amended our charter to increase from 100,000,000 to 200,000,000 the number of shares of common stock, par value $0.01 per share, we are authorized to issue. This amendment was previously approved by our Board of
Directors and stockholders and was described in detail in our definitive proxy materials previously filed with the Securities and Exchange Commission on October 17, 2013.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $56.4 million of cash as of March 31, 2014 and $380.0 million available on our LOC, to satisfy our near term obligations.
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or our additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2014, we have approximately $66.0 million remaining scheduled debt maturities in 2014. We expect to satisfy our 2014 maturities with existing cash, anticipated operating cash flow, and $54.0 million in loan proceeds received on April 1, 2014.

During the quarter ended March 31, 2014, we paid off five mortgages totaling approximately $20.7 million, with a weighted average interest rate of 5.63% per annum. During the quarter ended March 31, 2014, we also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by the Blackhawk and Lakeland resort properties with a weighted average stated interest rate of 6.48% per annum which are set to mature in 2017 and 2018.

On April 1, 2014, we closed on four loans with total proceeds of $54.0 million which are secured by two manufactured home communities and two RV resorts and carry a weighted average interest rate of 4.54% per annum. These proceeds were used to pay off five mortgages totaling approximately $31.9 million, with a weighted average interest rate of 5.63% per annum.

The table below summarizes cash flow activity for the quarters ended March 31, 2014 and 2013 (amounts in thousands).

	Quarters Ended March 31,
	2014	2013
Net cash provided by operating activities	$93,229	$78,976
Net cash used in investing activities	(41,164)	(15,198)
Net cash used in financing activities	(54,065)	(19,097)
Net (decrease) increase in cash	$(2,000)	$44,681

Operating Activities
Net cash provided by operating activities increased $14.3 million for the quarter ended March 31, 2014, as compared to the net cash provided by operating activities for the quarter ended March 31, 2013. The increase in cash provided by operating activities is primarily due to an increase of $6.7 million in escrow deposits, goodwill and other assets, $3.9 in accrued payroll and other operating expenses and $3.4 million in property operating income.
Investing Activities
Net cash used in investing activities was $41.2 million for the quarter ended March 31, 2014 compared to $15.2 million for the quarter ended March 31, 2013. Significant components of net cash provided by (used in) investing activities include:

•
We paid approximately $44.2 million in 2014 to acquire the Blackhawk and Lakeland resort properties and the Colony Cove land purchase (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions).

•	We used approximately $10.6 million of the net tax deferred exchange deposits to acquire the Blackhawk and Lakeland resort properties.

•	We paid approximately $10.0 million related to capital improvements in 2014 compared to $17.0 million in 2013 (see table below).

•
We paid approximately $2.5 million to our Echo joint venture offset by a distribution from one of our joint ventures (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our joint ventures).

•
We received approximately $7.1 million of repayments on notes receivable in 2014 compared to $3.4 million in 2013 partially offset by issuances of new notes receivable of $2.2 million in 2014 compared to $1.5 million in 2013 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

Capital Improvements
The table below summarizes capital improvements activity for the quarters ended March 31, 2014 and 2013 (amounts in thousands).

	Quarters Ended March 31,(1)
	2014	2013
Recurring Cap Ex (2)	$4,312	$4,080
Development (3)	307	131
New home investments	2,469	7,267
Used home investments	2,537	5,458
Total Property	9,625	16,936
Corporate	375	101
Total Capital improvements	$10,000	$17,037
______________________

(1)
Excludes non-cash activity of approximately $0.4 million and $0.6 million of used homes acquired by repossessions of Chattel Loans collateral for both the quarters ended March 31, 2014 and 2013, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Net cash used in financing activities was $54.1 million for the quarter ended March 31, 2014 compared to net cash used in financing activities of $19.1 million for the quarter ended March 31, 2013. Significant components of net cash used in financing activities include:

•
We paid approximately $8.5 million of amortizing principal debt and approximately $20.7 million of maturing mortgages in 2014 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $25.1 million of distributions in 2014 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.1 million for other, offset by proceeds received of approximately $0.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•	We paid approximately $8.6 million of amortizing principal debt and paid approximately $8.3 million of maturing mortgages in 2013.

•
We paid approximately $2.3 million of distributions in 2013 to preferred stockholders and paid approximately $0.3 million for other, offset by proceeds received of approximately $0.4 million from the exercise of stock options and the sale of shares through the employee stock purchase plan.

Contractual Obligations
As of March 31, 2014, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2014	2015	2016	2017	2018	Thereafter
Long Term Borrowings (1)	$2,158,688	$94,036	$307,755	$246,231	$315,522	$215,571	$979,573
Interest Expense (2)	579,813	82,064	103,448	82,234	70,659	57,019	184,389
Operating Lease	15,208	1,408	1,922	1,954	1,987	2,032	5,905
LOC Maintenance Fee (3)	2,850	871	1,156	823	—	—	—
Ground Lease (4)	20,853	1,935	1,941	1,948	1,953	1,955	11,121
Total Contractual Obligations	$2,777,412	$180,314	$416,222	$333,190	$390,121	$276,577	$1,180,988
Weighted average interest rates	5.00%	5.21%	5.19%	5.10%	5.16%	5.28%	4.62%
 ______________________________

(1)	Balance excludes note premiums of $17.7 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of March 31, 2014.

(3)	Assumes we will not exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.

(4)
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2015 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.

(5)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
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
Off Balance Sheet Arrangements
As of March 31, 2014, we have no off balance sheet arrangements.

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

The following table presents a calculation of FFO and Normalized FFO for the quarters ended March 31, 2014 and 2013 (amounts in thousands):

	Quarters Ended March 31,
	2014	2013
Computation of funds from operations:
Net income available for common shares	$38,099	$35,024
Income allocated to common OP units	3,481	3,133
Right-to-use contract upfront payments, deferred, net	1,147	1,040
Right-to-use contract commissions, deferred, net	(555)	(463)
Depreciation on real estate assets	24,892	24,458
Depreciation on real estate assets, discontinued operations	—	763
Depreciation on rental homes	2,750	1,562
Amortization of in-place leases	1,315	159
Depreciation on unconsolidated joint ventures	227	273
Gain on sale of property, net of tax	—	(958)
FFO available for common shares	71,356	64,991
Change in fair value of contingent consideration asset	(65)	(1,018)
Transaction costs	490	—
Normalized FFO available for common shares	$71,781	$63,973
Weighted average common shares outstanding – fully diluted	91,353	91,060

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2014 to 2038. At March 31, 2014, approximately 100% or approximately $2.1 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $139.5 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $122.5 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of March 31, 2014, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2014.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

Except for the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

We included a risk factor in our 2013 Form 10-K related to our insurance coverage - Some Potential Losses Are Not Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2014 and that we planned to renew those policies. Those policies that were in effect on March 31, 2014, were renewed on April 1, 2014. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Risk of Tenant Litigation.

On April 14-15, 2014, a jury in the California Superior Court for Santa Clara County, Case No. 109CV140751, entered verdicts against our operating partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. We will vigorously seek to overturn these verdicts in the trial court or on appeal, including but not limited to asking the trial judge to grant a new trial and to reduce the damages. We anticipate a lengthy time period to achieve resolution of this case. In the event we are not successful in overturning or reducing the amount of the verdicts, the resulting obligation could have a material adverse impact on our consolidated financial statements. In addition, satisfaction of any potential obligation may have an adverse impact on our liquidity.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 30, 2014	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2014	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)