Form 10-Q
period 2014-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2014-07-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
83,899,574 shares of Common Stock as of July 29, 2014.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate:
Land	$1,065,368	$1,025,246
Land improvements	2,692,191	2,667,213
Buildings and other depreciable property	549,869	535,647
	4,307,428	4,228,106
Accumulated depreciation	(1,116,180)	(1,058,540)
Net investment in real estate	3,191,248	3,169,566
Cash	84,811	58,427
Notes receivable, net	38,208	42,990
Investment in unconsolidated joint ventures	14,709	11,583
Deferred financing costs, net	19,468	19,873
Deferred commission expense	26,585	25,251
Escrow deposits, goodwill, and other assets, net	55,395	64,619
Total Assets	$3,430,424	$3,392,309
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,984,727	$1,992,368
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	77,800	65,157
Deferred revenue – up-front payments from right-to-use contracts	70,988	68,673
Deferred revenue – right-to-use annual payments	14,178	11,136
Accrued interest payable	9,480	9,416
Rents and other customer payments received in advance and security deposits	68,491	59,601
Distributions payable	29,614	22,753
Total Liabilities	2,455,278	2,429,104
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of June 30, 2014 and December 31, 2013; none issued and outstanding as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, includes 125 shares 6% Series D Cumulative Preferred stock and 250 shares 18.75% Series E Cumulative Preferred stock; both issued and outstanding	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of June 30, 2014 and December 31, 2013 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 83,799,206 and 83,313,677 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	837	834
Paid-in capital	1,025,396	1,021,365
Distributions in excess of accumulated earnings	(254,816)	(264,083)
Accumulated other comprehensive loss	—	(927)
Total Stockholders’ Equity	907,561	893,333
Non-controlling interests – Common OP Units	67,585	69,872
Total Equity	975,146	963,205
Total Liabilities and Equity	$3,430,424	$3,392,309

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Six Months Ended June 30, 2014 and 2013
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Community base rental income	$106,502	$101,468	$212,547	$202,244
Rental home income	3,746	3,598	7,503	6,992
Resort base rental income	36,888	33,197	81,837	73,936
Right-to-use annual payments	11,241	12,043	22,455	23,566
Right-to-use contracts current period, gross	3,089	3,361	6,012	6,192
Right-to-use contracts, deferred, net of prior period amortization	(1,168)	(1,550)	(2,315)	(2,590)
Utility and other income	16,919	15,787	34,490	32,470
Gross revenues from home sales	6,560	4,217	11,738	6,913
Brokered resale revenues and ancillary services revenues, net	568	932	2,367	2,727
Interest income	1,878	2,076	4,575	3,974
Income from other investments, net	2,628	1,624	4,229	4,104
Total revenues	188,851	176,753	385,438	360,528
Expenses:
Property operating and maintenance	61,217	58,345	119,913	113,401
Rental home operating and maintenance	1,639	1,487	3,547	3,357
Real estate taxes	12,157	11,888	24,642	24,290
Sales and marketing, gross	2,695	3,333	5,100	5,694
Sales and marketing, deferred commissions, net	(710)	(655)	(1,265)	(1,118)
Property management	10,451	10,170	21,083	20,303
Depreciation on real estate assets and rental homes	27,761	29,313	55,403	55,333
Amortization of in-place leases	1,401	159	2,716	318
Cost of home sales	6,155	3,919	11,523	6,700
Home selling expenses	628	454	1,197	981
General and administrative	6,795	6,946	12,555	13,655
Early debt retirement	—	1,381	—	1,381
Property rights initiatives	1,001	1,624	1,312	1,856
Interest and related amortization	28,265	30,377	56,313	60,500
Total expenses	159,455	158,741	314,039	306,651
Income from continuing operations before equity in income of unconsolidated joint ventures	29,396	18,012	71,399	53,877
Equity in income of unconsolidated joint ventures	644	609	2,531	1,185
Consolidated income from continuing operations	30,040	18,621	73,930	55,062
Discontinued Operations:
Income from discontinued operations before gain on sale of property	—	3,165	—	6,233
Gain on sale of property, net of tax	—	—	—	958
Consolidated income from discontinued operations	—	3,165	—	7,191
Consolidated net income	30,040	21,786	73,930	62,253

Income allocated to non-controlling interests – Common OP Units	(2,229)	(1,597)	(5,710)	(4,730)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,328)	(2,329)	(4,638)	(4,640)
Net income available for Common Shares	$25,483	$17,860	$63,582	$52,883

Consolidated net income	$30,040	$21,786	$73,930	$62,253
Other comprehensive income (“OCI”):
Adjustment for fair market value of swap	483	430	927	872
Consolidated comprehensive income	30,523	22,216	74,857	63,125
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,268)	(1,633)	(5,786)	(4,802)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,328)	(2,329)	(4,638)	(4,640)
Comprehensive income attributable to Common Stockholders	$25,927	$18,254	$64,433	$53,683

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Six Months Ended June 30, 2014 and 2013
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings per Common Share – Basic:
Income from continuing operations	$0.31	$0.18	$0.76	$0.55
Income from discontinued operations	$—	$0.04	$—	$0.09
Net income available for Common Shares	$0.31	$0.22	$0.76	$0.64
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.30	$0.18	$0.76	$0.55
Income from discontinued operations	$—	$0.03	$—	$0.08
Net income available for Common Shares	$0.30	$0.21	$0.76	$0.63

Distributions declared per Common Share outstanding	$0.325	$0.25	$0.65	$0.50
Weighted average Common Shares outstanding – basic	83,234	83,021	83,175	83,024
Weighted average Common Shares outstanding – fully diluted	91,420	91,128	91,411	91,110

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2014
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2013	$834	$1,021,365	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of OP Units to common stock	4	3,185	—	—	(3,189)	—	—
Issuance of common stock through employee stock purchase plan	—	529	—	—	—	—	529
Compensation expenses related to stock options and restricted stock	—	2,431	—	—	—	—	2,431
Repurchase of common stock or Common OP Units	—	(32)	—	—	—	—	(32)
Adjustment for fair market value of swap	—	—	—	—	—	927	927
Release of common shares from escrow	(1)	(1,933)	—	—	—	—	(1,934)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(50)	—	—	50	—	—
Net income	—	—	4,638	63,582	5,710	—	73,930
Distributions	—	—	(4,638)	(54,315)	(4,858)	—	(63,811)
Other	—	(99)	—	—	—	—	(99)
Balance, June 30, 2014	$837	$1,025,396	$136,144	$(254,816)	$67,585	$—	$975,146

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(amounts in thousands)
(unaudited)

	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Consolidated net income	$73,930	$62,253
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	—	(958)
Depreciation expense	55,790	57,210
Amortization of in-place leases	2,716	318
Amortization of loan costs	2,480	2,749
Debt premium amortization	(2,640)	(2,895)
Equity in income of unconsolidated joint ventures	(2,532)	(1,185)
Distributions of income from unconsolidated joint ventures	1,669	1,099
Amortization of stock-related compensation	2,431	2,716
Revenue recognized from right-to-use contract up-front payments	(3,697)	(3,602)
Commission expense recognized related to right-to-use contracts	1,318	1,275
Long term incentive plan compensation	950	956
Recovery of (provision for) uncollectible rents receivable	(529)	187
Changes in assets and liabilities:
Notes receivable activity, net	(1,152)	306
Deferred commission expense	(2,652)	(2,393)
Escrow deposits, goodwill and other assets	6,403	(6,169)
Accrued payroll and other operating expenses	10,799	8,966
Deferred revenue – up-front payments from right-to-use contracts	6,012	6,192
Deferred revenue – right-to-use annual payments	3,042	3,861
Rents received in advance and security deposits	7,073	7,186
Net cash provided by operating activities	161,411	138,072
Cash Flows From Investing Activities:
Real estate acquisition	(44,225)	—
Tax deferred exchange deposit	10,576	—
Distributions of capital from unconsolidated joint ventures	116	—
Investment in unconsolidated joint ventures	(2,485)	(1,120)
Repayments of notes receivable	9,878	6,494
Issuance of notes receivable	(4,592)	(4,431)
Capital improvements	(26,534)	(35,850)
Net cash used in investing activities	(57,266)	(34,907)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	496	578
Distributions:
Common Stockholders	(47,843)	(16,692)
Common OP Unitholders	(4,391)	(3,728)
Preferred Stockholders	(4,638)	(4,640)
Principal payments and mortgage debt payoff	(73,566)	(45,925)
New mortgage notes payable financing proceeds	54,000	110,000
Debt issuance costs	(1,720)	(1,510)
Other	(99)	(479)
Net cash (used in) provided by financing activities	(77,761)	37,604
Net increase in cash	26,384	140,769
Cash, beginning of period	58,427	37,126
Cash, end of period	$84,811	$177,895

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2014 and 2013
(amounts in thousands)
(unaudited)

	June 30, 2014	June 30, 2013
Supplemental Information:
Cash paid during the period for interest	$56,583	$61,495
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$648	$1,186
Net repayments of notes receivable – used homes acquired by repossessions	$(648)	$(1,186)
Building and other depreciable property – reclassification of rental homes	$9,640	$5,823
Escrow deposits and other assets – reclassification of rental homes	$(9,640)	$(5,823)

Acquisitions:
Investment in real estate	$61,781	$—
Deferred financing costs, net	$(180)	$—
Rents and other customer payments received in advance and security deposits	$1,817	$—
Accrued payroll and other operating expenses	$841	$—
Escrow deposits and other assets	$412	$—
Debt assumed and financed on acquisition	$14,564	$—

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
Our policy is to estimate useful lives associated with our real estate assets and to depreciate the assets based on our estimates. We review useful lives periodically to ensure that these estimates accurately reflect the economic use of the assets. In January 2014, we completed a review of the useful lives and salvage values of our manufactured homes. During the first quarter of 2014, we prospectively changed the depreciable life of our new manufactured homes to 25 years straight-lined with no residual value and our used manufactured homes to 10-25 years straight-lined. This change in estimate did not have a material impact in our financial statements.

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
As of June 30, 2014 and December 31, 2013, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

million. As of June 30, 2014 and December 31, 2013, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.1 million and $1.9 million as of June 30, 2014 and December 31, 2013, respectively. For each of the quarters ended June 30, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.1 million . For the six months ended June 30, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.2 million.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2014	$349
2015	349
2016	251
2017	87
2018	87

(d)	Restricted Cash
Cash as of June 30, 2014 and December 31, 2013 included approximately $5.0 million and $5.2 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(e)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a fair value of approximately $2.3 billion and $2.2 billion as of June 30, 2014 and December 31, 2013, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2014 and December 31, 2013, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable, accounts receivable, accounts payable, other accrued expenses and interest rate swaps approximate their carrying or contract values.

(f)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $27.7 million and $25.4 million at June 30, 2014 and December 31, 2013, respectively.

(g)	Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 presentation. Income statement amounts for disposed Properties were reclassified in 2013 to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for all transactions that occurred in 2013. In addition, certain prior period disclosures in the accompanying footnotes have been revised to exclude amounts which have been reclassified to discontinued operations. These reclassifications had no material effect on the Consolidated Statements of Income and Comprehensive Income.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. While the threshold for a disposal or disposal group to qualify for discontinued operations has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. This pronouncement allows for early adoption permitted January 1, 2014. Pursuant to its terms we have elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have an impact on our consolidated financial statements for the six months ended June 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are in the process of assessing the impact of this ASU on our consolidated financial statements.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share (continued)

The following table sets forth the computation of the basic and diluted earnings per common share for the quarters and six months ended June 30, 2014 and 2013 (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerators:
Income from Continuing Operations:
Income from continuing operations	$30,040	$18,621	$73,930	$55,062
Amounts allocated to dilutive securities	(2,229)	(1,337)	(5,710)	(4,196)
Preferred Stock distributions	(2,328)	(2,329)	(4,638)	(4,640)
Income from continuing operations available to Common Shares – basic	25,483	14,955	63,582	46,226
Amounts allocated to dilutive securities	2,229	1,337	5,710	4,196
Income from continuing operations available to Common Shares – fully diluted	$27,712	$16,292	$69,292	$50,422
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$—	$2,905	$—	$6,657
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$25,483	$17,860	$63,582	$52,883
Amounts allocated to dilutive securities	2,229	1,597	5,710	4,730
Net income available for Common Shares – fully diluted	$27,712	$19,457	$69,292	$57,613
Denominator:
Weighted average Common Shares outstanding – basic	83,234	83,021	83,175	83,024
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	7,530	7,456	7,582	7,456
Stock options and restricted shares	656	651	654	630
Weighted average Common Shares outstanding – fully diluted	91,420	91,128	91,411	91,110

Earnings per Common Share – Basic:
Income from continuing operations	$0.31	$0.18	$0.76	$0.55
Income from discontinued operations	—	0.04	—	0.09
Net income available for Common Shares	$0.31	$0.22	$0.76	$0.64

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.30	$0.18	$0.76	$0.55
Income from discontinued operations	—	0.03	—	0.08
Net income available for Common Shares	$0.30	$0.21	$0.76	$0.63

Note 3 – Common Stock and Other Equity Related Transactions
On June 30, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on June 20, 2014. On March 31, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2014.
On July 11, 2014, we paid a $0.325 per share distribution to common stockholders of record on June 27, 2014. On April 11, 2014, we paid a $0.325 per share distribution to common stockholders of record on March 28, 2014.

Note 4 – Investment in Real Estate

Land improvements consist primarily of improvements such as infrastructure items, such as streets, sidewalks or water mains, as well as grading and landscaping. Buildings and other depreciable property consist of buildings on the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures, equipment, and in-place leases.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

In January 2014, we completed the acquisition of two resort properties, Blackhawk Resort, a 490-Site Property and Lakeland Resort, a 682-Site Property. On December 17, 2013, we closed on the acquisition of Neshonoc Resort, a 284-Site Property. The portfolio purchase price of $31.8 million was funded with available cash and the assumption of mortgage debt of approximately $18.7 million, excluding note premiums of $1.3 million.

On March 10, 2014, we exercised a purchase option and purchased land comprising a portion of our Colony Cove Property which was part of our 2011 Hometown acquisition. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.

During the year ended December 31, 2013, we acquired Fiesta Key, a resort Property with 324 Sites for a purchase price of approximately $24.6 million funded with available cash. We also acquired three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a stated purchase price of $102.0 million. The purchase price was funded with approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP units, and the remainder was funded with available cash.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the six months ended June 30, 2014 and year ended December 31, 2013, which we determined using Level two and Level three inputs (amounts in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Assets acquired
Land	$40,807	$41,022
Depreciable property	20,632	87,306
Manufactured homes	769	1,155
In-place leases	773	3,910
Net investment in real estate	$62,981	$133,393
Other Assets	$1,197	$1,025
Total Assets acquired	$64,178	$134,418

Liabilities assumed
Mortgage notes payable	14,230	5,382
Other liabilities	2,757	1,777
Total Liabilities assumed	16,987	7,159
Net assets acquired	$47,191	$127,259
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

Results of operations for the Michigan Properties have been presented separately as discontinued operations for the quarter and six months ended June 30, 2013 in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the quarter and six months ended June 30, 2013 (amounts in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Community base rental home income	$5,080	$10,117
Rental income	849	1,620
Utility and other income	515	997
Discontinued property operating revenues	6,444	12,734
Property operating expenses	2,473	4,923
Income from discontinued property operations	3,971	7,811
Loss from home sales operations	(40)	(75)
Other income and expenses	137	293
Interest and amortization	(131)	(260)
Depreciation and in place lease amortization	(772)	(1,536)
Discontinued operations, net	$3,165	$6,233
During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale of a property as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition of the Cascade property during 2012.
As of June 30, 2014, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.
On May 7, 2014, we entered into a settlement agreement with the Arizona Department of Transportation related to the value of certain property taken for state highway purposes at our Seyenna Vista property in Maricopa County, Arizona. The payment for the condemned property was approximately $2.2 million. We received payment of $2.1 million in July 2014 and estimate a gain of approximately $0.9 million will be recognized in the third quarter. During the second quarter, we received a payment of $0.1 million to cover the costs of moving ten manufactured homes to another property.

Note 5 – Investment in Unconsolidated Joint Ventures

We recorded approximately $2.5 million and $1.2 million (net of approximately $0.5 million and $0.5 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the six months ended June 30, 2014 and 2013, respectively. We received approximately $1.8 million and $1.1 million in distributions from such joint ventures for each of the six months ended June 30, 2014 and 2013, respectively. Approximately $1.1 million of the distributions received exceeded our basis in our joint venture and as such was recorded as income from unconsolidated joint ventures for the six months ended June 30, 2014.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2014 and December 31, 2013):

					Investment as of		JV Income for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2013
Meadows	Various (2,2)	1,027	50%		$2,129	$1,679	$600	$532
Lakeshore	Florida (2,2)	342	65%		8	145	1,213	141
Voyager	Arizona (1,1)	1,706	50%	(b)	7,383	7,074	700	699
Other	Various (0,0)	—	20%		—	—	—	(187)
ECHO JV	Various (0,0)	—	50%		5,189	2,685	18	—
		3,075			$14,709	$11,583	$2,531	$1,185
_____________________

(a)	The percentages shown approximate our economic interest as of June 30, 2014. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility providing water to the Property.

Note 6 – Notes Receivable
Occasionally, we purchase loans made by others to finance the sale of homes to our customers (“Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of June 30, 2014 and December 31, 2013, we had approximately $20.6 million and $21.9 million, respectively, of these Chattel Loans included in notes receivable. As of June 30, 2014, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 19.5%, and had an average term remaining of approximately 12 years . These Chattel Loans are recorded net of allowances of approximately $0.4 million as of June 30, 2014 and December 31, 2013.
During the six months ended June 30, 2014, we received principal payment of approximately $1.0 million on a previously reserved loan.
We also provide financing for non-refundable sales of new or upgrades to existing right-to-use contracts (“Contracts Receivable”). As of June 30, 2014 and December 31, 2013, we had approximately $17.5 million and $17.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.2 million and $0.6 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable have an average stated interest rate of 15.9% per annum, have a weighted average term remaining of approximately three years and require monthly payments of principal and interest.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of June 30, 2014 and December 31, 2013, we had outstanding mortgage indebtedness of approximately $1,985 million and $1,992 million, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the six months ended June 30, 2014 was approximately 5.3% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2014 to 2038. The debt encumbered a total of 142 and 147 of our Properties as of June 30, 2014 and December 31, 2013, respectively, and the carrying value of such Properties was approximately $1,985 million and $2,378 million, respectively, as of such dates.
During the six months ended June 30, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts. The loans have a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. These proceeds were used to pay off 11 mortgages totaling approximately $56.6 million that had a weighted average interest rate of 5.63% per annum. We also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by Blackhawk and Lakeland resort properties with a weighted average interest rate of 6.48% per annum which are set to mature in 2017 and 2018.
On July 1, 2014, we paid off two mortgages set to mature in November 2014. The retired loans had an outstanding principal balance of approximately $8.4 million, with a weighted average interest rate of 5.44% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

Term Loan
As of June 30, 2014, our $200.0 million Term Loan (the “Term Loan”) matured on June 30, 2017, had an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “2011 Swap”) allowing us to trade our variable interest rate for a fixed interest rate on the Term Loan. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the Swap.)

On July 17, 2014, we amended our Term Loan. As amended, the Term Loan matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. In connection with the extension of the Term Loan, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and, based on anticipated leverage at the time of closing, our spread over LIBOR will be 1.35% resulting in an initial estimated all-in interest rate of 2.39% per annum.
Unsecured Line of Credit
As of June 30, 2014 and December 31, 2013, our unsecured Line of Credit (“LOC”) had availability of $380 million with no amounts outstanding. Our LOC bore a LIBOR rate plus a maximum of 1.40% to 2.00%, contained a 0.25% to 0.40% facility fee and had a maturity date of September 15, 2016, with the option to extend for one year, subject to certain conditions.
On July 17, 2014, we amended our LOC to increase the borrowing capacity under the LOC from $380 million to $400 million. We have the option to increase the borrowing capacity by $100 million, subject to certain conditions. The maturity date was extended to July 17, 2018, and this term can be extended an additional year, subject to certain conditions. The amended LOC bears interest at a rate of LIBOR plus a maximum of 1.20% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The spread over LIBOR is variable based on leverage throughout the loan terms. We incurred commitment and arrangement fees of approximately $3.5 million to enter into the amended LOC and Term Loan extension.
As of June 30, 2014, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan in 2011, we entered into the 2011 Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2011 Swap) that fixed the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matured on July 1, 2014. Based on actual leverage as of June 30, 2014, our spread over LIBOR was 1.95%, resulting in an actual all-in interest rate of 3.06% per annum. We have designated the 2011 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter and six months ended June 30, 2014.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassifying to interest expense as interest payments are made on our variable-rate debt.
In connection with the amendment to our Term Loan on July 17, 2014, we also entered into a 2014 Swap (see Note 7 inthe the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and, based on anticipated leverage at the time of closing, our spread over LIBOR will be 1.35% resulting in an initial estimated all-in interest rate of 2.39% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (amounts in thousands).

	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest Rate Swap	Accrued payroll and other operating expenses	$—	$927
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest Rate Swap	$(3)	$27	Interest Expense	$480	$457
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest Rate Swap	$23	$34	Interest Expense	$950	$906
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of June 30, 2014, we have not posted any collateral related to this agreement.
Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
Up-front payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. We recognize the up-front non-refundable payments over the estimated customer life, which, based on historical attrition rates, we have estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts are deferred and amortized over the same period as the related revenue.
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Deferred revenue – right-to-use contracts, as of January 1,	$68,673	$62,979
Deferral of new right-to-use contracts	6,012	6,192
Deferred revenue recognized	(3,697)	(3,602)
Net increase in deferred revenue	2,315	2,590
Deferred revenue – right-to-use contracts, as of June 30,	$70,988	$65,569

Deferred commission expense, as of January 1,	$25,251	$22,842
Costs deferred	2,652	2,393
Commission expense recognized	(1,318)	(1,275)
Net increase in deferred commission expense	1,334	1,118
Deferred commission expense, as of June 30,	$26,585	$23,960

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Equity Incentive and Stock Grants
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2014 and 2013 was approximately $1.7 million and $1.6 million, respectively, and for the six months ended June 30, 2014 and 2013 was approximately $2.4 million and $2.7 million, respectively.
Our Stock Option and Stock Award Plan (the “1992 Plan”) was adopted in December 1992 and was amended and restated from time to time, most recently effective March 23, 2001 for a ten-year term. After March 23, 2011, when the 1992 Plan expired, we granted to certain directors, executive officers and a consultant a total of 383,330 shares of restricted stock, net of the number of shares that were subsequently forfeited before vesting, in private placements exempt from registration. All the restricted stock shares issued (the “Restricted Stock Grants”) were approved by our Board of Directors at the recommendation of the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The expiration of the 1992 Plan did not materially impact the accounting for these awards. At our 2014 Annual Meeting of Stockholders, our stockholders ratified the Restricted Stock Grants.

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation Committee. The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not entirely vest. Options are awarded at the New York Stock Exchange closing price of our common stock on the grant date. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan.

Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award.
Grants Issued
On May 13, 2014, we awarded Restricted Stock Grants for 84,666 shares of common stock at a fair market value of $3.6 million to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2014.
On May 13, 2014, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.6 million to certain members of the Board of Directors for services rendered for the remainder of 2014. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2014, December 31, 2015, and December 31, 2016.
On May 13, 2014, we awarded Restricted Stock Grants for 40,000 shares of common stock at a fair market value of approximately $1.7 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 13, 2014, May 13, 2015, and May 13, 2016.
Note 11 – Long-Term Cash Incentive Plan
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2013 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by the Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. As of June 30, 2014, we had accrued

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Long-Term Cash Incentive Plan (continued)
compensation expense of approximately $2.9 million for the 2013 LTIP, including approximately $1.0 million in the six months ended June 30, 2014 and 2013.

The amount accrued for the 2013 LTIP reflects our evaluation of the 2013 LTIP based on forecasts and other available information and is subject to performance in line with forecasts and final evaluation and determination by the Compensation Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.

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
The City and the residents’ association (which intervened in the case) appealed, and we cross-appealed. On April 17, 2013, the United States Court of Appeals for the Ninth Circuit issued an opinion in which, among other rulings, it reversed the trial court’s determinations that the Ordinance had unconstitutionally taken our property and that we were entitled to an award of attorneys’ fees and costs, and affirmed the jury verdict that the City had not breached the settlement agreement and affirmed the award to the City of approximately $1.25 million of attorneys’ fees and costs on the settlement agreement claims. On May 1, 2013, we filed with the Court of Appeals a petition for panel rehearing and rehearing en banc, which was denied on June 3, 2013. On June 26, 2013, the Court of Appeals’ mandate was issued. On September 3, 2013, we filed a petition for review by the U.S. Supreme Court. On September 10, 2013, the City and the residents’ association each waived the right to respond to our petition. On October 7, 2013, the Supreme Court requested that a response be filed, which was filed on December 6, 2013. We filed a reply supporting our petition on December 20, 2013. On January 13, 2014, the Supreme Court issued an order denying our petition for review.

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
Colony Park
On December 1, 2006, a group of tenants at our Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that we had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. We answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because our motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiffs who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but three of the 66 plaintiffs to whom the jury awarded nothing appealed. Oral argument in the appeal was held on September 19, 2013 and the matter was taken under submission by the California Court of Appeal.
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of plaintiffs’ claims on appeal except the one relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney’s fees and other costs. A case management conference is scheduled for September 22, 2014.

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

The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our operating partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. We will vigorously seek to overturn these verdicts in the trial court or on appeal, including but not limited to asking the trial judge to grant a new trial and to reduce the damages. The trial court has not yet set a definite date by which post-trial motions must be filed or oral arguments on them will be heard. At June 30, 2014, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.

Given the uncertainty related to the ultimate resolution of this case as well as the time period to reach a conclusion, we are unable to provide an estimate of any possible loss, although we currently estimate a range of possible outcomes between zero and approximately $111.1 million based on all of the facts presented.  At this time, we cannot determine that any amount within the range is a better estimate and therefore we conclude that we should accrue the minimum of zero as of June 30, 2014. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or six months ended June 30, 2014 or 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters ended June 30, 2014 and 2013 (amounts in thousands):
Quarter Ended June 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$173,754	$10,591	$184,345
Operations expenses	(85,810)	(8,422)	(94,232)
Income from segment operations	87,944	2,169	90,113
Interest income	774	1,045	1,819
Depreciation on real estate and rental homes	(24,948)	(2,813)	(27,761)
Amortization of in-place leases	(1,401)	—	(1,401)
Income from operations	$62,369	$401	$62,770
Reconciliation to Consolidated net income
Corporate interest income			59
Income from other investments, net			2,628
General and administrative			(6,795)
Interest and related amortization			(28,265)
Property rights initiatives			(1,001)
Equity in income of unconsolidated joint ventures			644
Consolidated net income			$30,040

Total assets	$3,143,600	$286,824	$3,430,424
Quarter Ended June 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$164,940	$8,113	$173,053
Operations expenses	(83,081)	(5,860)	(88,941)
Income from segment operations	81,859	2,253	84,112
Interest income	932	1,025	1,957
Depreciation on real estate and rental homes	(27,599)	(1,714)	(29,313)
Amortization of in-place leases	(159)	—	(159)
Income from operations	$55,033	$1,564	$56,597
Reconciliation to Consolidated net income
Corporate interest income			119
Income from other investments, net			1,624
General and administrative			(6,946)
Interest and related amortization			(30,377)
Early debt retirement			(1,381)
Property rights initiatives			(1,624)
Equity in income of unconsolidated joint ventures			609
Discontinued operations			3,165
Consolidated net income			$21,786

Assets held for use	$3,104,484	$296,596	$3,401,080
Assets held for disposition (a)			$120,049
Total assets			$3,521,129
______________________

(a)	Asset balances as of June 30, 2013 for Properties held for disposition, have been reclassified to “Assets held for disposition.”

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the six months ended June 30, 2014 and 2013 (amounts in thousands):
Six Months Ended June 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$356,813	$19,820	$376,633
Operations expenses	(169,473)	(16,267)	(185,740)
Income from segment operations	187,340	3,553	190,893
Interest income	1,571	2,154	3,725
Depreciation on real estate and rental homes	(49,806)	(5,597)	(55,403)
Amortization of in-place leases	(2,716)	—	(2,716)
Income from operations	$136,389	$110	$136,499
Reconciliation to Consolidated net income
Corporate interest income			851
Income from other investments, net			4,229
General and administrative			(12,555)
Interest and related amortization			(56,313)
Property rights initiatives			(1,312)
Equity in income of unconsolidated joint ventures			2,531
Consolidated net income			$73,930

Total assets	$3,143,600	$286,824	$3,430,424
Capital improvements	$13,519	$13,015	$26,534
Six Months Ended June 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$337,930	$14,520	$352,450
Operations expenses	(162,570)	(11,038)	(173,608)
Income from segment operations	175,360	3,482	178,842
Interest income	1,733	2,002	3,735
Depreciation on real estate and rental homes	(51,975)	(3,358)	(55,333)
Amortization of in-place leases	(318)	—	(318)
Income from operations	$124,800	$2,126	$126,926
Reconciliation to Consolidated net income
Corporate interest income			239
Income from other investments, net			4,104
General and administrative			(13,655)
Interest and related amortization			(60,500)
Early debt retirement			(1,381)
Property rights initiatives			(1,856)
Equity in income of unconsolidated joint ventures			1,185
Discontinued operations			6,233
Gain on sale of property, net of tax			958
Consolidated net income			$62,253

Assets held for use	$3,104,484	$296,596	$3,401,080
Assets held for disposition (a)			$120,049
Total assets			$3,521,129
Capital improvements	$13,571	$22,279	$35,850
______________________

(a)	Asset balances as of June 30, 2013 for Properties held for disposition, have been reclassified to “Assets held for disposition.”

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment, specific to continuing operations, for the quarters and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Community base rental income	$106,502	$101,468	$212,547	$202,244
Resort base rental income	36,888	33,197	81,837	73,936
Right-to-use annual payments	11,241	12,043	22,455	23,566
Right-to-use contracts current period, gross	3,089	3,361	6,012	6,192
Right-to-use contracts current period, deferred	(1,168)	(1,550)	(2,315)	(2,590)
Utility income and other	16,919	15,787	34,490	32,470
Ancillary services revenues, net	283	634	1,787	2,112
Total property operations revenues	173,754	164,940	356,813	337,930
Expenses:
Property operating and maintenance	61,217	58,345	119,913	113,401
Real estate taxes	12,157	11,888	24,642	24,290
Sales and marketing, gross	2,695	3,333	5,100	5,694
Sales and marketing deferred commissions, net	(710)	(655)	(1,265)	(1,118)
Property management	10,451	10,170	21,083	20,303
Total property operations expenses	85,810	83,081	169,473	162,570
Income from property operations segment	$87,944	$81,859	$187,340	$175,360

The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the quarters and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Gross revenue from home sales	$6,560	$4,217	$11,738	$6,913
Brokered resale revenues, net	285	298	579	615
Rental home income (a)	3,746	3,598	7,503	6,992
Total revenues	10,591	8,113	19,820	14,520
Expenses:
Cost of home sales	6,155	3,919	11,523	6,700
Home selling expenses	628	454	1,197	981
Rental home operating and maintenance	1,639	1,487	3,547	3,357
Total expenses	8,422	5,860	16,267	11,038
Income from home sales and rentals operations segment	$2,169	$2,253	$3,553	$3,482
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. As of June 30, 2014, we owned or had an ownership interest in a portfolio of 379 Properties located throughout the United States and Canada containing 140,303 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (120), California (49), Arizona (41), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Wisconsin (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

•
the outcome of the case currently pending in the California Superior Court for Santa Clara County, Case No. 109CV140751, involving our California Hawaiian manufactured home property including any post-trial proceedings in the trial court on appeal; and

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2013 through June 30, 2014.

Property	Transaction Date	Sites

Total Sites as of January 1, 2013		142,679
Property or Portfolio:
Acquisitions:
Pheasant Lake	August 1, 2013	613
Rainbow Lake	August 1, 2013	270
Westwood Estates	August 1, 2013	324
Fiesta Key	September 16, 2013	324
Neshonoc	December 17, 2013	284
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Expansion Site Development and other:
Sites added (reconfigured) in 2013		(24)
Sites added (reconfigured) in 2014		5
Dispositions:
Avon on the Lake	July 23, 2013	(616)
Cranberry Lake	July 23, 2013	(328)
Fairchild Lake	July 23, 2013	(344)
Grand Blanc Crossing	July 23, 2013	(478)
Holly Hills	July 23, 2013	(241)
Oakland Glens	July 23, 2013	(724)
Old Orchard	July 23, 2013	(200)
Royal Estates	July 23, 2013	(183)
Westbrook	July 23, 2013	(387)
Westbridge Manor	July 23, 2013	(1,424)
Ferrand Estates	September 25, 2013	(419)
Total Sites as of June 30, 2014		140,303
The gross investment in real estate has increased approximately $79 million to $4,307 million as of June 30, 2014 from $4,228 million as of December 31, 2013 primarily due to the acquisition of the Blackhawk and Lakeland resort properties and Colony Cove land purchase.
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
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

Total Sites as of June 30, 2014
Community sites	69,900
Resort sites:
Annual	24,300
Seasonal	9,100
Transient	9,800
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
140,300
_________________________

(1)	Includes approximately 5,000 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal sites and approximately 500 transient sites.

The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
Second quarter core property operating revenues, excluding deferrals, were up 2.9% and core property operating expenses, excluding deferrals and property management, were up 1.6%, resulting in an increase in core net operating income before property management of 4.1%. Core property operating expenses were slightly lower than expected in the quarter. Growth in utility expense moderated in the quarter relative to our experience in the first quarter compared to 3.1% for controllable expenses. Property management and corporate G&A came in at $17.2 million. Other income and expenses of $4.7 million include the income associated with repayment of a fully reserved note receivable.
A significant portion of our rental agreements on community Sites have rent increases that are directly or indirectly related to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2014 Core community base rental income to increase approximately 3.0% compared to 2013. The expected increase consists of a 2.6% rate increase and occupancy gains of approximately 0.4%.
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
In the years following the disruption in the site-built housing market, our home sales business was negatively impacted by our customers’ inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales in that assessment. We continue to see population growth in our key markets, increased access to distribution channels for our products, and a renewed willingness by our customers to commit to us for a longer period of time. Also, we have seen a decrease in homes coming back to us, which generally means that our residents have the opportunity to resell their homes.
Beginning in 2013, we have seen an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. New home sales in the manufactured home communities in our Core Portfolio (as defined below) during the six months ended June 30, 2014 increased by 32 over the same period of the prior year. The recent new home sales have been primarily in our California, Florida and Colorado communities. Used home sales in the manufactured home communities in our Core Portfolio during the six months ended June 30, 2014 decreased 3.0% over the same period of the prior year, these results are a 17.1% more than the six months ended June 30, 2012.
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
The results of our focus on occupancy quality are evident, when looking at trailing 12-month rental occupancy growth. At this time last year, our trailing 12-month rental occupancy gain was 970 sites. Today, the trailing one- month increase in rentals is 49 sites. Our occupancy gains have been the result of the 207 homeowners we have added since June, 2013.
As of June 30, 2014, we had 5,473 occupied manufactured home rentals. For the quarters ended June 30, 2014 and 2013, rental program net operating income was approximately $9.2 million and $10.2 million, respectively, net of rental asset depreciation expense of approximately $2.8 million and $1.6 million, respectively. The increase in rental asset depreciation expense is due to the change in depreciable life (see Note 1 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Approximately $9.9 million and $9.8 million of rental operations revenue was included in community base rental income for the quarters ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014 and 2013, rental program net operating income was approximately $18.3 million and $19.6 million, respectively, net of rental asset depreciation expense of approximately $5.5 million and $3.2 million, respectively. The increase in rental asset depreciation expense is due to a change in the accounting policy (see Note 1 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Approximately $19.8 million and $19.2 million of rental operations revenue was included in community base rental income for the six months ended June 30, 2014 and 2013, respectively. We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues as a result of our ability to increase rate and occupancy. Second quarter Core annual revenues were 5.6% higher than the second quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five geographic areas of the United States and requires annual payments. In 2014, the required annual payment is $545. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 46,000 ZPPs. For the six months ended June 30, 2014, we entered into approximately 8,400 ZPPs, or a 7.7% increase from approximately 7,800 ZPPs for the six months ended June 30, 2013. Of the 8,400 ZPPs activated during the six months ended June 30, 2014, approximately 4,600 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with select RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. Since the inception of the ZPP program with the RV dealers we have activated 11,388 ZPPs. No cash is received from the members during the first year of membership for memberships activated through the RV dealer program.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 28 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a non-refundable upfront payment. We may finance the non-refundable up-front payment.
We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.
Critical Accounting Policies and Estimates
Refer to the 2013 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and notes and contracts receivable. There have been no changes to these policies during the six months ended June 30, 2014.

Supplemental Measures
Management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures in management’s view of the business which we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items which may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies and include Income from property operations, Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”).
Income from property operations represents rental income, utility income and right-to-use income less property and maintenance expenses, real estate tax and sales and marketing expenses. We believe that Income from property operations is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home and RV communities. A discussion of FFO, Normalized FFO and a reconciliation to net income are included in the presentation of FFO following our “Results of Operations.”

The following table reconciles Income from continuing operations before equity in income of unconsolidated joint ventures to Income from property operations for the quarters and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Total Portfolio
	Quarters Ended				Six Months Ended
	June 30, 2014	June 30, 2013	Increase/ (Decrease)	% Change	June 30, 2014	June 30, 2013	Increase/ (Decrease)	% Change
Income from property operations	$89,768	$83,336	$6,432	7.7%	$189,509	$176,883	$12,626	7.1%
Income from home sales operations and other	$345	$776	$(431)	(55.5)%	$1,385	$1,959	$(574)	(29.3)%
Total other expenses, net	$(60,717)	$(66,100)	$5,383	8.1%	$(119,495)	$(124,965)	$5,470	4.4%
Income from continuing operations before equity in income of unconsolidated joint ventures	$29,396	$18,012	$11,384	63.2%	$71,399	$53,877	$17,522	32.5%

Comparison of the Quarter Ended June 30, 2014 to the Quarter Ended June 30, 2013
The following tables for the comparison of the quarter ended June 30, 2014 to the quarter ended June 30, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the quarters ended June 30, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

	Core Portfolio				Total Portfolio
	2014	2013	Increase/ (Decrease)	% Change	2014	2013	Increase/ (Decrease)	% Change
Community base rental income	$104,504	$101,468	$3,036	3.0%	$106,502	$101,468	$5,034	5.0%
Rental home income	3,731	3,598	133	3.7%	3,746	3,598	148	4.1%
Resort base rental income	35,356	33,197	2,159	6.5%	36,888	33,197	3,691	11.1%
Right-to-use annual payments	11,241	12,043	(802)	(6.7)%	11,241	12,043	(802)	(6.7)%
Right-to-use contracts current period, gross	3,089	3,361	(272)	(8.1)%	3,089	3,361	(272)	(8.1)%
Utility and other income	16,528	15,787	741	4.7%	16,919	15,787	1,132	7.2%
Property operating revenues, excluding deferrals	174,449	169,454	4,995	2.9%	178,385	169,454	8,931	5.3%

Property operating and maintenance	60,005	58,292	1,713	2.9%	61,217	58,345	2,872	4.9%
Rental home operating and maintenance	1,634	1,486	148	10.0%	1,639	1,487	152	10.2%
Real estate taxes	11,830	11,887	(57)	(0.5)%	12,157	11,888	269	2.3%
Sales and marketing, gross	2,695	3,334	(639)	(19.2)%	2,695	3,333	(638)	(19.1)%
Property operating expenses, excluding deferrals and Property management	76,164	74,999	1,165	1.6%	77,708	75,053	2,655	3.5%
Income from property operations, excluding deferrals and Property management	98,285	94,455	3,830	4.1%	100,677	94,401	6,276	6.6%
Property management	10,451	10,170	281	2.8%	10,451	10,170	281	2.8%
Income from property operations, excluding deferrals (1)	87,834	84,285	3,549	4.2%	90,226	84,231	5,995	7.1%
Right-to-use contracts, deferred and sales and marketing, deferred, net	458	895	(437)	(48.8)%	458	895	(437)	(48.8)%
Income from property operations	$87,376	$83,390	$3,986	4.8%	$89,768	$83,336	$6,432	7.7%
__________________________
(1) Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.6% increase in rate and a 0.4% increase in occupancy. The average monthly base rent per site increased to $551 in 2014 from $537 in 2013. The average occupancy increased to 92.2% in 2014 from 91.8% in 2013. The increase in Core property operating and maintenance expenses was primarily driven by increased utility expenses due to higher electric usage.

The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$24,781	$23,465	$1,316	5.6%	$25,669	$23,465	$2,204	9.4%
Seasonal	3,088	2,987	101	3.4%	3,201	2,986	215	7.2%
Transient	7,487	6,745	742	11.0%	8,018	6,746	1,272	18.9%
Resort base rental income	$35,356	$33,197	$2,159	6.5%	$36,888	$33,197	$3,691	11.1%
The 6.7% decrease in right-to-use annual payments is primarily due to the 2013 change in accounting treatment of revenues and expenses related to memberships activated through the RV dealer program. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to lower upgrade sales. During the second quarter of 2014 there were 661 upgrade sales with an average price per sale of $4,916. This compares to 782 upgrade sales with an average price per sale of $4,489 for the second quarter of 2013.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$171,360	$166,092	$5,268	3.2%	$175,296	$166,093	$9,203	5.5%
Property operating expenses, excluding Sales and marketing, gross	73,469	71,665	1,804	2.5%	75,013	71,720	3,293	4.6%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$97,891	$94,427	$3,464	3.7%	$100,283	$94,373	$5,910	6.3%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income, Core resort base rental income and the additional income from property operations of the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance and utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales	$3,726	$1,258	$2,468	196.2%
Cost of new home sales	(3,224)	(1,144)	(2,080)	(181.8)%
Gross profit from new home sales	502	114	388	340.4%

Gross revenues from used home sales	2,834	2,959	(125)	(4.2)%
Cost of used home sales	(2,931)	(2,775)	(156)	(5.6)%
Gross loss from used home sales	(97)	184	(281)	(152.7)%

Brokered resale revenues and ancillary services revenues, net	568	932	(364)	(39.1)%
Home selling expenses	(628)	(454)	(174)	(38.3)%
Income from home sales operations and other	$345	$776	$(431)	(55.5)%
Home sales volumes
New home sales(1)	86	23	63	273.9%
Used home sales	340	398	(58)	(14.6)%
Brokered home resales	243	227	16	7.0%
__________________________
(1) Includes 28 and two home sales through our Echo joint venture for the quarter ended June 30, 2014 and 2013, respectively.
The decrease in income from home sales operations and other is primarily due to a decrease in ancillary services revenues, an increase in home selling expenses and a decrease in used home sales and gross profits from used home sales, partially offset by an increase of new home sales and gross profits from new home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$5,750	$5,579	$171	3.1%
Used Home	7,850	7,761	89	1.1%
Rental operations revenue (1)	13,600	13,340	260	1.9%
Rental home operating and maintenance	(1,639)	(1,487)	(152)	10.2%
Income from rental operations	11,961	11,853	108	0.9%
Depreciation on rental homes (2)	(2,765)	(1,632)	(1,133)	69.4%
Income from rental operations, net of depreciation	$9,196	$10,221	$(1,025)	(10.0)%

Gross investment in new manufactured home rental units	$111,773	$111,125	$648	0.6%
Gross investment in used manufactured home rental units	$65,614	$62,682	$2,932	4.7%

Net investment in new manufactured home rental units	$96,387	$99,853	$(3,466)	(3.5)%
Net investment in used manufactured home rental units	$53,557	$55,367	$(1,810)	(3.3)%

Number of occupied rentals – new, end of period	2,081	2,013	68	3.4%
Number of occupied rentals – used, end of period	3,392	3,411	(19)	(0.6)%
______________________

(1)
Approximately $9.9 million and $9.8 million for the quarters ended June 30, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to an increase in rates on rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure on a lien or abandonment. In a vibrant new home sale market, older homes may be removed from sites and replaced with new homes. In the current environment, however, used homes are rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, based on market conditions, we are currently investing in additional new homes for customer rentals.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended June 30, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(27,761)	$(29,313)	$1,552	5.3%
Amortization of in-place leases	(1,401)	(159)	(1,242)	(781.1)%
Interest income	1,878	2,076	(198)	(9.5)%
Income from other investments, net	2,628	1,624	1,004	61.8%
General and administrative	(6,754)	(6,746)	(8)	(0.1)%
Transaction costs	(41)	(200)	159	79.5%
Early debt retirement	—	(1,381)	1,381	100.0%
Property rights initiatives	(1,001)	(1,624)	623	38.4%
Interest and related amortization	(28,265)	(30,377)	2,112	7.0%
Total other expenses, net	$(60,717)	$(66,100)	$5,383	8.1%
Depreciation on real estate and rental homes decreased primarily due to certain properties being fully depreciated, partially offset by the change in the depreciable life of our new and used manufactured homes.
Amortization of in-place leases increased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2014 includes the amortization of in-place leases at five Properties and in 2013 includes the amortization at two Properties.
Income from other investments, net increased $1.0 million primarily due to the collection of a previously reserved receivable.

Early debt retirement decreased primarily due to defeasance costs as well as other transaction costs totaling $1.4 million related to the refinancing transaction that occurred in the second quarter of 2013.
Property rights initiatives decreased primarily due to the award of attorney’s fees and costs to the City of San Rafael in property right litigation that occurred during the second quarter of 2013.
Interest and related amortization decreased primarily due to a decrease in secured debt and lower weighted average interest rates due to the long-term refinancing plan initiated in 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following tables for the comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income. When combined, the Income from property operations, Income from home sales and other and Total other expenses, net presented in the tables below reconcile to Income from continuing operations before equity in income of unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the six months ended June 30, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

	Core Portfolio				Total Portfolio
	2014	2013	Increase/ (Decrease)	% Change	2014	2013	Increase/ (Decrease)	% Change
Community base rental income	$208,570	$202,243	$6,327	3.1%	$212,547	$202,244	$10,303	5.1%
Rental home income	7,472	6,992	480	6.9%	7,503	6,992	511	7.3%
Resort base rental income	78,794	73,936	4,858	6.6%	81,837	73,936	7,901	10.7%
Right-to-use annual payments	22,455	23,566	(1,111)	(4.7)%	22,455	23,566	(1,111)	(4.7)%
Right-to-use contracts current period, gross	6,012	6,192	(180)	(2.9)%	6,012	6,192	(180)	(2.9)%
Utility and other income	33,911	32,468	1,443	4.4%	34,490	32,470	2,020	6.2%
Property operating revenues, excluding deferrals	357,214	345,397	11,817	3.4%	364,844	345,400	19,444	5.6%

Property operating and maintenance	117,613	113,317	4,296	3.8%	119,913	113,401	6,512	5.7%
Rental home operating and maintenance	3,535	3,356	179	5.3%	3,547	3,357	190	5.7%
Real estate taxes	24,004	24,287	(283)	(1.2)%	24,642	24,290	352	1.4%
Sales and marketing, gross	5,100	5,695	(595)	(10.4)%	5,100	5,694	(594)	(10.4)%
Property operating expenses, excluding deferrals and Property management	150,252	146,655	3,597	2.5%	153,202	146,742	6,460	4.4%
Income from property operations, excluding deferrals and Property management	206,962	198,742	8,220	4.1%	211,642	198,658	12,984	6.5%
Property management	21,083	20,303	780	3.8%	21,083	20,303	780	3.8%
Income from property operations, excluding deferrals (1)	185,879	178,439	7,440	4.2%	190,559	178,355	12,204	6.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,050	1,472	$(422)	(28.7)%	1,050	1,472	$(422)	(28.7)%
Income from property operations	$184,829	$176,967	$7,862	4.4%	$189,509	$176,883	$12,626	7.1%
__________________________
(1) Non-GAAP measure.
The 3.1% increase in Core Portfolio community base rental income primarily reflects a 2.7% increase in rate and a 0.4% increase in occupancy. The average monthly base rent per site increased to $550 in 2014 from $535 in 2013. The average occupancy increased to 92.1% in 2014 from 91.7% in 2013. The increase in Core property operating and maintenance expenses was primarily driven by increased utility expenses due to higher electric usage.

The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$49,013	$46,489	$2,524	5.4%	$50,692	$46,489	$4,203	9.0%
Seasonal	15,693	14,835	858	5.8%	15,977	14,835	1,142	7.7%
Transient	14,088	12,612	1,476	11.7%	15,168	12,612	2,556	20.3%
Resort base rental income	$78,794	$73,936	$4,858	6.6%	$81,837	$73,936	$7,901	10.7%
The 4.7% decrease in right-to-use annual payments is primarily due to the 2013 change in accounting treatment of revenues and expenses related to memberships activated through the RV dealer program. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to lower upgrade sales.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$351,202	$339,205	$11,997	3.5%	$358,832	$339,208	$19,624	5.8%
Property operating expenses, excluding Sales and marketing, gross	145,152	140,960	4,192	3.0%	148,102	141,048	7,054	5.0%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$206,050	$198,245	$7,805	3.9%	$210,730	$198,160	$12,570	6.3%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income, Core resort base rental income and the additional income from property operations of the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance and utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales	$5,720	$1,739	$3,981	228.9%
Cost of new home sales	(5,036)	(1,616)	(3,420)	(211.6)%
Gross profit from new home sales	684	123	561	456.1%

Gross revenues from used home sales	6,018	5,174	844	16.3%
Cost of used home sales	(6,487)	(5,084)	(1,403)	(27.6)%
Gross loss from used home sales	(469)	90	(559)	(621.1)%

Brokered resale revenues and ancillary services revenues, net	2,367	2,727	(360)	(13.2)%
Home selling expenses	(1,197)	(981)	(216)	(22.0)%
Income from home sales operations and other	$1,385	$1,959	$(574)	(29.3)%
Home sales volumes
New home sales(1)	131	33	98	297.0%
Used home sales	720	739	(19)	(2.6)%
Brokered home resales	469	447	22	4.9%
__________________________
(1) Includes 42 and two home sales through our Echo joint venture for the six months ended June 30, 2014 and 2013, respectively.
The decrease in income from home sales operations and other is primarily due to a decrease in ancillary services revenues, an increase in home selling expenses and a decrease in used home sales and gross profits from used home sales, partially offset by an increase of new home sales and gross profits from new home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$11,575	$10,963	$612	5.6%
Used Home	15,740	15,228	512	3.4%
Rental operations revenue (1)	27,315	26,191	1,124	4.3%
Rental home operating and maintenance	(3,547)	(3,357)	(190)	5.7%
Income from rental operations	23,768	22,834	934	4.1%
Depreciation on rental homes (2)	(5,514)	(3,194)	(2,320)	72.6%
Income from rental operations, net of depreciation	$18,254	$19,640	$(1,386)	(7.1)%

Gross investment in new manufactured home rental units	$111,773	$111,125	$648	0.6%
Gross investment in used manufactured home rental units	$65,614	$62,682	$2,932	4.7%

Net investment in new manufactured home rental units	$96,387	$99,853	$(3,466)	(3.5)%
Net investment in used manufactured home rental units	$53,557	$55,367	$(1,810)	(3.3)%

Number of occupied rentals – new, end of period	2,081	2,013	68	3.4%
Number of occupied rentals – used, end of period	3,392	3,411	(19)	(0.6)%
______________________

(1)
Approximately $19.8 million and $19.2 million for the six months ended June 30, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to an increase in rates on rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the six months ended June 30, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(55,403)	$(55,333)	$(70)	(0.1)%
Amortization of in-place leases	(2,716)	(318)	(2,398)	(754.1)%
Interest income	4,575	3,974	601	15.1%
Income from other investments, net	4,229	4,104	125	3.0%
General and administrative	(12,024)	(13,455)	1,431	10.6%
Transaction costs	(531)	(200)	(331)	(165.5)%
Early debt retirement	—	(1,381)	1,381	100.0%
Property rights initiatives	(1,312)	(1,856)	544	29.3%
Interest and related amortization	(56,313)	(60,500)	4,187	6.9%
Total other expenses, net	$(119,495)	$(124,965)	$5,470	4.4%
Amortization of in-place leases increased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2014 includes the amortization of in-place leases at five Properties and in 2013 includes the amortization at two Properties.
Interest income increased primarily due to previously reserved loans.
Income from other investments, net increased $1.0 million primarily due to the collection of a previously reserved receivable, offset by the $1.1 million fair value of the contingent asset related to our Colony Cove property recognized during the six months of June 30, 2013.
General and administrative was favorable primarily due to lower legal costs and professional fees.

Transaction costs increased due to the acquisition of the Blackhawk and Lakeland resort properties and the Colony Cove land purchase.
Early debt retirement decreased primarily due to defeasance costs as well as other transaction costs totaling $1.4 million related to the refinancing transaction that occurred during the first six months of 2013.
Property rights initiatives decreased primarily due to the conclusion of property right litigation that included an award of attorney’s fees and costs to the City of San Rafael during the six months ended June 30, 2013.
Interest and related amortization decreased primarily due to a decrease in secured debt and lower weighted average interest rates due to the long-term refinancing plan initiated in 2013.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect these demands for liquidity to continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of approximately 9.9 million shares authorized and unissued preferred stock and approximately 116.2 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows for us to issue up to 200,000,000 shares of common stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $84.8 million of cash as of June 30, 2014 and $380.0 million available on our LOC, to satisfy our near term obligations. On July 17, 2014, we amended our LOC to increase the borrowing capacity under the LOC from $380.0 million to $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions. (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or our additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2014, we have approximately $29.8 million remaining scheduled debt maturities in 2014. We expect to satisfy our 2014 maturities with existing cash, anticipated operating cash flow and refinancing proceeds.

During the six months ended June 30, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts with a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. These proceeds were used to pay off 11 mortgages totaling approximately $56.6 million, with a weighted average interest rate of 5.63% per annum. We also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by Blackhawk and Lakeland resort properties with a weighted average interest rate of 6.48% per annum which are set to mature in 2017 and 2018.

The table below summarizes cash flow activity for the six months ended June 30, 2014 and 2013 (amounts in thousands).

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$161,411	$138,072
Net cash used in investing activities	(57,266)	(34,907)
Net cash (used in) provided by financing activities	(77,761)	37,604
Net increase in cash	$26,384	$140,769
Operating Activities
Net cash provided by operating activities increased $23.3 million for the six months ended June 30, 2014, compared with the net cash provided by operating activities for the six months ended June 30, 2013. This increase is primarily due to an increase of $12.6 million in escrow deposits, goodwill and other assets and $9.4 million in property operating income.
Investing Activities
Net cash used in investing activities was $57.3 million for the six months ended June 30, 2014 compared to $34.9 million for the six months ended June 30, 2013. Significant components of net cash provided by (used in) investing activities include:

•
We paid approximately $44.2 million in 2014 to acquire the Blackhawk and Lakeland resort properties and the Colony Cove land purchase (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions).

•	We received approximately $10.6 million of the net tax deferred exchange deposits which were used to acquire the Blackhawk and Lakeland resort properties.

•	We paid approximately $26.5 million for capital improvements in 2014 compared to $35.9 million in 2013 (see table below).

•
We contributed approximately $2.5 million to our Echo joint venture offset by a distribution from one of our joint ventures (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our joint ventures).

•
We received approximately $9.9 million of repayments on notes receivable in 2014 compared to $6.5 million in 2013 partially offset by new notes receivable of $4.6 million in 2014 compared to $4.4 million in 2013 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

Capital Improvements
The table below summarizes capital improvements activity for the six months ended June 30, 2014 and 2013 (amounts in thousands).

	Six Months Ended June 30,(1)
	2014	2013
Recurring Cap Ex (2)	$11,303	$11,240
Development (3)	1,644	2,086
New home investments	7,083	12,346
Used home investments	5,932	9,933
Total Property	25,962	35,605
Corporate	572	245
Total Capital improvements	$26,534	$35,850
______________________

(1)
Excludes non-cash activity of approximately $0.6 million and $1.2 million of used homes acquired by repossessions of Chattel Loans collateral for both the six months ended June 30, 2014 and 2013, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities and bring new home sites online as well as upgrade existing new home sites.

Financing Activities
Net cash used in financing activities was $77.8 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $37.6 million for the six months ended June 30, 2013. Significant components of net cash used in financing activities include:

•
We paid approximately $17.0 million of amortizing principal debt and approximately $56.6 million of maturing mortgages and paid approximately $1.7 million in debt issuance costs in 2014 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $56.9 million of distributions in 2014 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.1 million for other, offset by proceeds received of approximately $0.5 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•	We closed on $54.0 million in financing in 2014 compared to $110.0 million in financing in 2013.

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

Contractual Obligations
As of June 30, 2014, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2014	2015	2016	2017	2018	Thereafter
Long Term Borrowings (1)	$2,168,307	$50,650	$309,307	$247,855	$317,220	$217,347	$1,025,928
Interest Expense (2)	583,026	55,705	105,815	84,530	72,880	59,161	204,935
Operating Lease	14,741	941	1,922	1,954	1,987	2,032	5,905
LOC Maintenance Fee (3)	2,029	407	811	811		—	—
Ground Lease (4)	20,378	967	1,941	1,948	1,953	1,955	11,614
Total Contractual Obligations	$2,788,481	$108,670	$419,796	$337,098	$394,040	$280,495	$1,248,382
Weighted average interest rates	4.97%	5.18%	5.18%	5.08%	5.14%	5.25%	4.61%
 ______________________________

(1)	Balance excludes note premiums of $16.4 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of June 30, 2014.

(3)	As of June 30, 2014, assumes we will not exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Inflation
Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize our risks of inflation. In addition, our resort Properties are not generally subject to leases and rents are established for these sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years of age.

Off Balance Sheet Arrangements
As of June 30, 2014, we have no off balance sheet arrangements.
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

The following table presents a calculation of FFO and Normalized FFO for the quarters and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of funds from operations:
Net income available for common shares	$25,483	$17,860	$63,582	$52,883
Income allocated to common OP units	2,229	1,597	5,710	4,730
Right-to-use contract upfront payments, deferred, net	1,168	1,550	2,315	2,590
Right-to-use contract commissions, deferred, net	(710)	(655)	(1,265)	(1,118)
Depreciation on real estate assets	24,997	27,681	49,889	52,139
Depreciation on real estate assets, discontinued operations	—	772	—	1,536
Depreciation on rental homes	2,765	1,632	5,514	3,194
Amortization of in-place leases	1,401	159	2,716	318
Depreciation on unconsolidated joint ventures	235	230	462	503
Gain on sale of property, net of tax	—	—	—	(958)
FFO available for common shares	57,568	50,826	128,923	115,817
Change in fair value of contingent consideration asset	—	(94)	(65)	(1,112)
Transaction costs	41	200	531	200
Early debt retirement	—	1,381	—	1,381
Normalized FFO available for common shares	$57,609	$52,313	$129,389	$116,286
Weighted average common shares outstanding – fully diluted	91,420	91,128	91,411	91,110

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2014 to 2038. At June 30, 2014, approximately 100% or approximately $2.1 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $130.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $139.3 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of June 30, 2014, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2014.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

Except for the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Our Properties May Be Subject to Eminent Domain Proceedings or to Tenant Litigation Related to Rent Control Regulations and Other Tenant-Related Matters.

We own Properties in certain areas of the country where the rental rates in our Properties have not increased as fast as the real estate values either because of locally imposed rent control regulations or long-term leases. In such areas, certain local government entities have at times investigated the possibility of seeking to take our Properties by eminent domain at values below the values of the corresponding underlying land. While no such eminent domain proceeding has been commenced, and we would exercise all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition. Moreover, certain of our Properties are subject to rent control ordinances, some of which not only limit rent increases but also prohibit us from increasing rents upon turnover. Such regulations allow customers to sell their homes for a premium representing the value of the future rent discounts resulting from rent-controlled rents.

Tenant groups have filed lawsuits against us seeking not only to limit rent increases, but to be awarded large damage awards for our alleged failure to properly maintain certain Properties.  Other tenant groups may file additional lawsuits against us in the future related to similar or other tenant related matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibit Index

10.1(a)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan.
10.2(a)	Form of Restricted Share Award Agreement for the Plan.
10.3(a)	Form of Option Award Agreement for the Plan.
10.4(b)
Amended, Restated and Consolidated Credit Agreement, dated July 17, 2014, by and among Equity Lifestyle Properties, Inc. MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.5(b)	Amended, Restated and Consolidated Guaranty dated July 17, 2014 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, N.A.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

The following documents are incorporated herein by reference.

(a) Included as an exhibit to our Report on Form 8-K dated May 13, 2014
(b) Included as an exhibit to our Report on Form 8-K dated July 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 30, 2014	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2014	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 30, 2014	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)