Form 10-Q
period 2014-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2014-10-31
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
83,909,012 shares of Common Stock as of October 31, 2014.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate:
Land	$1,068,236	$1,025,246
Land improvements	2,706,662	2,667,213
Buildings and other depreciable property	551,522	535,647
	4,326,420	4,228,106
Accumulated depreciation	(1,143,800)	(1,058,540)
Net investment in real estate	3,182,620	3,169,566
Cash	109,144	58,427
Notes receivable, net	38,051	42,990
Investment in unconsolidated joint ventures	15,414	11,583
Deferred financing costs, net	22,676	19,873
Deferred commission expense	27,885	25,251
Escrow deposits, goodwill, and other assets, net	55,358	64,619
Total Assets	$3,451,148	$3,392,309
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,005,942	$1,992,368
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	85,879	65,157
Deferred revenue – up-front payments from right-to-use contracts	72,976	68,673
Deferred revenue – right-to-use annual payments	10,762	11,136
Accrued interest payable	8,865	9,416
Rents and other customer payments received in advance and security deposits	60,560	59,601
Distributions payable	29,620	22,753
Total Liabilities	2,474,604	2,429,104
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of September 30, 2014 and December 31, 2013; none issued and outstanding as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, includes 125 shares 6% Series D Cumulative Preferred stock and 250 shares 18.75% Series E Cumulative Preferred stock; both issued and outstanding	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of September 30, 2014 and December 31, 2013 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 83,905,662 and 83,313,677 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	838	834
Paid-in capital	1,028,912	1,021,365
Distributions in excess of accumulated earnings	(256,340)	(264,083)
Accumulated other comprehensive income (loss)	141	(927)
Total Stockholders’ Equity	909,695	893,333
Non-controlling interests – Common OP Units	66,849	69,872
Total Equity	976,544	963,205
Total Liabilities and Equity	$3,451,148	$3,392,309

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Nine Months Ended September 30, 2014 and 2013
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Community base rental income	$106,967	$103,157	$319,514	$305,401
Rental home income	3,684	3,584	11,187	10,576
Resort base rental income	44,351	39,932	126,188	113,868
Right-to-use annual payments	11,404	12,323	33,859	35,889
Right-to-use contracts current period, gross	3,944	3,707	9,956	9,899
Right-to-use contracts, deferred, net of prior period amortization	(1,989)	(1,856)	(4,303)	(4,446)
Utility and other income	18,581	16,224	53,070	48,694
Gross revenues from home sales	8,717	5,415	20,455	12,328
Brokered resale revenues and ancillary services revenues, net	1,124	1,395	3,491	4,122
Interest income	1,902	2,200	6,477	6,173
Income from other investments, net	1,869	1,885	6,098	5,989
Total revenues	200,554	187,966	585,992	548,493
Expenses:
Property operating and maintenance	66,105	61,782	186,018	175,183
Rental home operating and maintenance	1,829	1,950	5,376	5,307
Real estate taxes	12,263	11,584	36,905	35,873
Sales and marketing, gross	3,018	3,842	8,118	9,536
Sales and marketing, deferred commissions, net	(757)	(706)	(2,022)	(1,824)
Property management	11,086	10,077	32,169	30,380
Depreciation on real estate assets and rental homes	27,831	26,460	83,234	81,793
Amortization of in-place leases	1,075	485	3,791	803
Cost of home sales	8,156	5,137	19,679	11,837
Home selling expenses	513	563	1,710	1,544
General and administrative	7,623	7,606	20,178	21,261
Early debt retirement	5,087	36,530	5,087	37,911
Property rights initiatives	751	521	2,063	2,377
Interest and related amortization	27,864	29,206	84,177	89,706
Total expenses	172,444	195,037	486,483	501,687
Income (loss) from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	28,110	(7,071)	99,509	46,806
Equity in income of unconsolidated joint ventures	1,237	439	3,768	1,624
Gain on sale of property	929	—	929	—
Consolidated income (loss) from continuing operations	30,276	(6,632)	104,206	48,430
Discontinued Operations:
Income from discontinued operations before gain on sale of property	—	982	—	7,215
Gain on sale of property, net of tax	—	40,586	—	41,544
Consolidated income from discontinued operations	—	41,568	—	48,759
Consolidated net income	30,276	34,936	104,206	97,189

Income allocated to non-controlling interests – Common OP Units	(2,219)	(2,753)	(7,929)	(7,483)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	(2,311)	(6,949)	(6,951)
Net income available for Common Shares	$25,746	$29,872	$89,328	$82,755

Consolidated net income	$30,276	$34,936	$104,206	$97,189
Other comprehensive income (“OCI”):
Adjustment for fair market value of swap	141	361	1,068	1,233
Consolidated comprehensive income	30,417	35,297	105,274	98,422
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,230)	(2,783)	(8,016)	(7,585)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	(2,311)	(6,949)	(6,951)
Comprehensive income attributable to Common Stockholders	$25,876	$30,203	$90,309	$83,886

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Nine Months Ended September 30, 2014 and 2013
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings per Common Share – Basic:
Income (loss) from continuing operations	$0.31	$(0.10)	$1.07	$0.46
Income from discontinued operations	$—	$0.46	$—	$0.54
Net income available for Common Shares	$0.31	$0.36	$1.07	$1.00
Earnings per Common Share – Fully Diluted:
Income (loss) from continuing operations	$0.31	$(0.10)	$1.06	$0.46
Income from discontinued operations	$—	$0.46	$—	$0.53
Net income available for Common Shares	$0.31	$0.36	$1.06	$0.99

Distributions declared per Common Share outstanding	$0.325	$0.25	$0.975	$0.75
Weighted average Common Shares outstanding – basic	83,531	83,021	83,295	83,023
Weighted average Common Shares outstanding – fully diluted	91,528	91,259	91,471	91,149

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2014
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$834	$1,021,365	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of OP Units to common stock	4	4,085	—	—	(4,089)	—	—
Issuance of common stock through employee stock purchase plan	1	928	—	—	—	—	929
Compensation expenses related to stock options and restricted stock	—	4,998	—	—	—	—	4,998
Repurchase of common stock or Common OP Units	—	(32)	—	—	—	—	(32)
Adjustment for fair market value of swap	—	—	—	—	—	1,068	1,068
Release of common shares from escrow	(1)	(1,933)	—	—	—	—	(1,934)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(345)	—	—	345	—	—
Net income	—	—	6,949	89,328	7,929	—	104,206
Distributions	—	—	(6,949)	(81,585)	(7,208)	—	(95,742)
Other	—	(154)	—	—	—	—	(154)
Balance, September 30, 2014	$838	$1,028,912	$136,144	$(256,340)	$66,849	$141	$976,544

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(amounts in thousands)
(unaudited)

	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Consolidated net income	$104,206	$97,189
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property	(929)	(41,544)
Early debt retirement expense	5,087	37,911
Depreciation expense	83,821	83,872
Amortization of in-place leases	3,791	803
Amortization of loan costs	3,655	4,039
Debt premium amortization	(3,956)	(5,597)
Equity in income of unconsolidated joint ventures	(3,768)	(1,624)
Distributions of income from unconsolidated joint ventures	2,869	1,251
Amortization of stock-related compensation	4,998	4,332
Revenue recognized from right-to-use contract up-front payments	(5,653)	(5,453)
Commission expense recognized related to right-to-use contracts	2,100	1,933
Long term incentive plan compensation	1,425	1,431
(Recovery of) provision for uncollectible rents receivable	(219)	380
Changes in assets and liabilities:
Notes receivable activity, net	(1,345)	48
Deferred commission expense	(4,734)	(3,757)
Escrow deposits, goodwill and other assets	13,362	(1,299)
Accrued payroll and other operating expenses	15,436	14,759
Deferred revenue – up-front payments from right-to-use contracts	9,956	9,899
Deferred revenue – right-to-use annual payments	(374)	367
Rents received in advance and security deposits	(1,386)	(1,204)
Net cash provided by operating activities	228,342	197,736
Cash Flows From Investing Activities:
Real estate acquisition	(54,645)	(116,359)
Proceeds from disposition of property	2,102	157,975
Tax deferred exchange deposit	10,576	(13,755)
Distributions of capital from unconsolidated joint ventures	411	—
Investment in unconsolidated joint ventures	(3,489)	(1,149)
Repayments of notes receivable	12,524	9,270
Issuance of notes receivable	(7,266)	(7,792)
Capital improvements	(41,645)	(48,571)
Net cash used in investing activities	(81,432)	(20,381)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	896	774
Distributions:
Common Stockholders	(75,077)	(41,712)
Common OP Unitholders	(6,772)	(3,728)
Preferred Stockholders	(6,949)	(6,951)
Line of credit repayments	—	(20,000)
Line of credit proceeds	—	20,000
Principal payments and mortgage debt payoff	(165,578)	(415,977)
New mortgage notes payable financing proceeds	169,000	347,060
Debt issuance costs	(11,559)	(41,919)
Other	(154)	(502)
Net cash used in financing activities	(96,193)	(162,955)
Net increase in cash	50,717	14,400
Cash, beginning of period	58,427	37,126
Cash, end of period	$109,144	$51,526

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2014 and 2013
(amounts in thousands)
(unaudited)

	September 30, 2014	September 30, 2013
Supplemental Information:
Cash paid during the period for interest	$90,376	$92,904
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$1,026	$1,724
Net repayments of notes receivable – used homes acquired by repossessions	$(1,026)	$(1,724)
Building and other depreciable property – reclassification of rental homes	$16,881	$10,011
Escrow deposits and other assets – reclassification of rental homes	$(16,881)	$(10,011)

Acquisitions:
Investment in real estate	$73,597	$126,186
Deferred financing costs, net	$180	$—
Rents and other customer payments received in advance and security deposits	$2,345	$506
Accrued payroll and other operating expenses	$1,848	$446
Escrow deposits and other assets	$(371)	$(811)
Debt assumed and financed on acquisition	$14,564	$—
Non-controlling interests - Common OP Units	$—	$9,686

Dispositions:
Investment in real estate	$86,309	$113,050
Notes receivable, net	$—	$6,507
Other, net	$—	$(2,166)

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
Our policy is to estimate useful lives associated with our real estate assets and to depreciate the assets based on our estimates. We review useful lives periodically to ensure that these estimates accurately reflect the economic use of the assets. In January 2014, we completed a review of the useful lives and salvage values of our manufactured homes. During the first quarter of 2014, we prospectively changed the depreciable life of our new manufactured homes to 25 years straight-lined with no residual value and our used manufactured homes to 10-25 years straight-lined with no residual value. This change in estimate did not have a material impact in our financial statements.

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
As of September 30, 2014 and December 31, 2013, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

million. As of September 30, 2014 and December 31, 2013, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.1 million and $1.9 million as of September 30, 2014 and December 31, 2013, respectively. For each of the quarters ended September 30, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.1 million. For the nine months ended September 30, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.3 million.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2015	$349
2016	251
2017	87
2018	87
2019	87

(d)	Restricted Cash
Cash as of September 30, 2014 and December 31, 2013 included approximately $5.0 million and $5.2 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(e)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a fair value of approximately $2.3 billion and $2.2 billion as of September 30, 2014 and December 31, 2013, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2014 and December 31, 2013, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivatives. The fair values of our notes receivable, accounts receivable, accounts payable, other accrued expenses and interest rate swaps approximate their carrying or contract values.

(f)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $28.8 million and $25.4 million at September 30, 2014 and December 31, 2013, respectively.

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

In April 2014, the FASB issued Accounting Standard Update 2014-08, “Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The definition of discontinued operations has been revised to limit the criteria for the classification and presentation to disposals of components of

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

a company that represent strategic shifts that have (or will have) a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. While the threshold for a disposal or disposal group to qualify for discontinued operations has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. This pronouncement allows for early adoption permitted January 1, 2014. Pursuant to its terms we have elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2014. The gain on sale of property recognized during the current quarter, is presented separately as continuing operations in our Consolidated Statement of Income and Comprehensive Income.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share (continued)

The following table sets forth the computation of the basic and diluted earnings per common share for the quarters and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerators:
Income (loss) from Continuing Operations:
Income (loss) from continuing operations	$30,276	$(6,632)	$104,206	$48,430
Amounts allocated to dilutive securities	(2,219)	755	(7,929)	(3,385)
Preferred Stock distributions	(2,311)	(2,311)	(6,949)	(6,951)
Income (loss) from continuing operations available to Common Shares – basic	25,746	(8,188)	89,328	38,094
Amounts allocated to dilutive securities	2,219	(755)	7,929	3,385
Income (loss) from continuing operations available to Common Shares – fully diluted	$27,965	$(8,943)	$97,257	$41,479
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$—	$38,060	$—	$44,661
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$25,746	$29,872	$89,328	$82,755
Amounts allocated to dilutive securities	2,219	2,753	7,929	7,483
Net income available for Common Shares – fully diluted	$27,965	$32,625	$97,257	$90,238
Denominator:
Weighted average Common Shares outstanding – basic	83,531	83,021	83,295	83,023
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	7,254	7,604	7,471	7,506
Stock options and restricted shares	743	634	705	620
Weighted average Common Shares outstanding – fully diluted	91,528	91,259	91,471	91,149

Earnings per Common Share – Basic:
Income (loss) from continuing operations	$0.31	$(0.10)	$1.07	$0.46
Income from discontinued operations	—	0.46	—	0.54
Net income available for Common Shares	$0.31	$0.36	$1.07	$1.00

Earnings per Common Share – Fully Diluted:
Income (loss) from continuing operations	$0.31	$(0.10)	$1.06	$0.46
Income from discontinued operations	—	0.46	—	0.53
Net income available for Common Shares	$0.31	$0.36	$1.06	$0.99

Note 3 – Common Stock and Other Equity Related Transactions
On September 30, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on September 19, 2014. On June 30, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on June 20, 2014. On March 31, 2014, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2014.
On October 10, 2014, we paid a $0.325 per share distribution to common stockholders of record on September 26, 2014. On July 11, 2014, we paid a $0.325 per share distribution to common stockholders of record on June 27, 2014. On April 11, 2014, we paid a $0.325 per share distribution to common stockholders of record on March 28, 2014.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

In January 2014, we completed the acquisition of two RV resorts, Blackhawk, a 490-Site RV Resort and Lakeland, a 682-Site RV Resort. On December 17, 2013, we closed on the acquisition of Neshonoc, a 284-Site RV Resort. The combined purchase price of $31.8 million was funded with available cash and the assumption of mortgage debt of approximately $18.7 million, excluding note premiums of $1.3 million.
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
In September 2014, we completed the acquisition of three RV resorts, Pine Acres, a 421-Site RV Resort, Echo Farms, a 237-Site RV Resort, and Mays Landing, a 168-Site RV Resort. The combined purchase price of $11.8 million was funded with available cash.
On October 1, 2014, we completed the acquisition of Space Coast, a 270-Site RV Resort. The total purchase price of $6.1 million was funded with available cash.

During the year ended December 31, 2013, we acquired Fiesta Key, a 324-Site RV Resort for a purchase price of approximately $24.6 million funded with available cash. We also acquired three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a stated purchase price of $102.0 million. The purchase price was funded with approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP units, and the remainder was funded with available cash.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the nine months ended September 30, 2014 and year ended December 31, 2013, which we determined using Level two and Level three inputs (amounts in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Assets acquired
Land	$43,761	$41,022
Depreciable property	29,493	87,306
Manufactured homes	769	1,155
In-place leases	773	3,910
Net investment in real estate	74,796	133,393
Other Assets	1,197	1,025
Total Assets acquired	$75,993	$134,418

Liabilities assumed
Mortgage notes payable	14,230	5,382
Other liabilities	4,193	1,777
Total Liabilities assumed	18,423	7,159
Net assets acquired	$57,570	$127,259
Dispositions and real estate held for disposition
On July 11, 2014, we received payment of approximately $2.1 million from the Arizona Department of Transportation related to the value of certain property taken for state highway purposes at our Seyenna Vista property in Maricopa County, Arizona, of which $0.9 million was in excess of our basis and recognized as a gain on sale of property in the current quarter.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

Results of operations for the Michigan Properties have been presented separately as discontinued operations for the quarter and nine months ended September 30, 2013 in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the quarter and nine months ended September 30, 2013 (amounts in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Community base rental home income	$1,448	$11,565
Rental income	328	1,948
Utility and other income	378	1,375
Discontinued property operating revenues	2,154	14,888
Property operating expenses	1,116	6,039
Income from discontinued property operations	1,038	8,849
Income (loss) from home sales operations	2	(77)
Other income and expenses	37	334
Interest and amortization	(95)	(355)
Depreciation and in place lease amortization	—	(1,536)
Discontinued operations, net	$982	$7,215
During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale of the Cascade Property during 2012 as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to such disposition.
As of September 30, 2014, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Unconsolidated Joint Ventures

We recorded approximately $3.8 million and $1.6 million (net of approximately $0.7 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the nine months ended September 30, 2014 and 2013, respectively. We received approximately $3.3 million and $1.3 million in distributions from such joint ventures for each of the nine months ended September 30, 2014 and 2013, respectively. Approximately $2.0 million of the distributions received exceeded our basis in our joint venture and as such were recorded as income from unconsolidated joint ventures for the nine months ended September 30, 2014.
In 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the “ECHO JV”). We entered into the ECHO JV in order to buy and sell homes, as well as to offer financing to purchasers of homes at our Properties. Under certain circumstances, the ECHO JV may also rent homes in our communities. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Unconsolidated Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2014 and December 31, 2013):

					Investment as of		JV Income for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013
Meadows	Various (2,2)	1,077	50%		$1,999	$1,679	$1,703	$856
Lakeshore	Florida (2,2)	342	65%		21	145	1,288	203
Voyager	Arizona (1,1)	1,706	50%	(b)	7,166	7,074	724	720
Other	Various (0,0)	—	20%	(c)	—	—	25	(188)
ECHO JV	Various (0,0)	—	50%		6,228	2,685	28	33
		3,125			$15,414	$11,583	$3,768	$1,624
_____________________

(a)	The percentages shown approximate our economic interest as of September 30, 2014. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility providing water to the Property.

(c)	During the quarter ended September 30, 2014, we received payment of $0.1 million for the sale of our remaining 20% interest in the Time Shares Only joint venture.

Note 6 – Notes Receivable
Occasionally, we purchase loans made by others to finance the sale of homes to our customers (“Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2014 and December 31, 2013, we had approximately $19.6 million and $21.9 million, respectively, of these Chattel Loans included in notes receivable. As of September 30, 2014, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 22.8%, and had an average term remaining of approximately 12 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of September 30, 2014 and December 31, 2013.
During the nine months ended September 30, 2014, we received principal payment of approximately $1.0 million on a previously reserved loan related to one of our previous acquisitions.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of September 30, 2014 and December 31, 2013, we had approximately $18.4 million and $17.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.3 million and $0.6 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable have an average stated interest rate of 16.0% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of September 30, 2014 and December 31, 2013, we had outstanding mortgage indebtedness of approximately $2,006 million and $1,992 million, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the nine months ended September 30, 2014 was approximately 5.2% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2015 to 2039. The debt encumbered a total of 137 and 147 of our Properties as of September 30, 2014 and December 31, 2013, respectively, and the carrying value of such Properties was approximately $2,315 million and $2,378 million, respectively, as of such dates.
During the nine months ended September 30, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts. The loans have a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, has a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. The aforementioned loan proceeds were used to pay off 16 mortgages totaling approximately $86.3 million that had a weighted average interest rate of 5.57% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

We also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by Blackhawk and Lakeland resort properties with a weighted average stated interest rate of 6.48% per annum which are set to mature in 2017 and 2018.
Term Loan
As of September 30, 2014, our amended $200.0 million Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the amendment of the Term Loan, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the Swap.)
As of December 31, 2013, our Term Loan matured on June 30, 2017, had an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, was prepayable at any time without premium or penalty. In connection with the original Term Loan, we entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “2011 Swap”), which allowed us to trade the variable interest rate for a fixed interest rate on the Term Loan and matured July 1, 2014.
Unsecured Line of Credit
As of September 30, 2014, our amended, unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions. The amended LOC bears interest at a rate of LIBOR plus a maximum of 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend an additional year, subject to certain conditions. The spread over LIBOR is variable based on leverage throughout the loan term. We incurred commitment and arrangement fees of approximately $3.5 million to enter into the amended LOC and Term Loan extension.
As of December 31, 2013, our LOC had availability of $380.0 million with no amounts outstanding. Our LOC bore a LIBOR rate plus a maximum of 1.40% to 2.00%, contained a 0.25% to 0.40% facility fee and had a maturity date of September 15, 2016, with the option to extend for one year, subject to certain conditions.
As of September 30, 2014, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our amended Term Loan, we entered into the 2014 Swap (see Note 7 in the the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of September 30, 2014, our spread over LIBOR will be 1.35% resulting in an initial estimated all-in interest rate of 2.39% per annum.
In connection with the original Term Loan in 2011, we entered into the 2011 Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2011 Swap) that fixed the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matured on July 1, 2014.
We have designated the 2014 and 2011 Swap as cash flow hedges. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter and nine months ended September 30, 2014.
Amounts reported in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.6 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the under underlying LIBOR rate changes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (amounts in thousands).

	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Swap	Escrow deposits, goodwill, and other assets, net	$141	$—
Interest Rate Swap	Accrued payroll and other operating expenses	$—	$927
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest Rate Swap	$233	$106	Interest Expense	$374	$467
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest Rate Swap	$256	$141	Interest Expense	$1,324	$1,374
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of September 30, 2014, we have not posted any collateral related to this agreement.

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
Up-front payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. We recognize the up-front non-refundable payments over the estimated customer life, which, based on historical attrition rates, we have estimated to be 31 years. The commissions paid on the entry of right-to-use contracts are deferred and amortized over the same period as the related revenue.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense (continued)
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Deferred revenue – right-to-use contracts, as of January 1,	$68,673	$62,979
Deferral of new right-to-use contracts	9,956	9,899
Deferred revenue recognized	(5,653)	(5,453)
Net increase in deferred revenue	4,303	4,446
Deferred revenue – right-to-use contracts, as of September 30,	$72,976	$67,425

Deferred commission expense, as of January 1,	$25,251	$22,841
Costs deferred	4,734	3,757
Commission expense recognized	(2,100)	(1,933)
Net increase in deferred commission expense	2,634	1,824
Deferred commission expense, as of September 30,	$27,885	$24,665

Note 10 – Equity Incentive Awards
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2014 and 2013 was approximately $2.6 million and $1.6 million, respectively, and for the nine months ended September 30, 2014 and 2013 was approximately $5.0 million and $4.3 million, respectively.

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation Committee. The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. Options are awarded at the New York Stock Exchange closing price of our common stock on the grant date. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan.

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
On May 13, 2014, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.6 million to certain members of our Board of Directors for services rendered for the remainder of 2014. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2014, December 31, 2015, and December 31, 2016.
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
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. As of September 30, 2014, we had accrued compensation expense of approximately $3.3 million for the 2013 LTIP, including approximately $1.4 million in the nine months ended September 30, 2014 and 2013, respectively.

The amount accrued for the 2013 LTIP reflects our evaluation of the 2013 LTIP based on forecasts and other available information and is subject to performance in line with forecasts and final evaluation and determination by the Compensation Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.

Note 12 - Commitments and Contingencies

California Rent Control Litigation

As part of our effort to realize the value of our Properties subject to rent control, we previously initiated lawsuits against certain localities in California with the goal of achieving a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. We have discovered through the litigation process that certain municipalities considered condemning our Properties at values well below the value of the underlying land. In our view, a failure to articulate market rents for Sites governed by restrictive rent control would put us at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. We are cognizant of the need for affordable housing in the jurisdictions, but assert that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, we would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts have included the following matters:
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
Our constitutional claims against the City were tried in a bench trial during April 2007. On April 17, 2009, the Court issued its Order for Entry of Judgment in our favor (the “April 2009 Order”). On June 10, 2009, the Court ordered the City to pay us net fees and costs of approximately $2.1 million. On June 30, 2009, as anticipated by the April 2009 Order, the Court entered final judgment that gradually phased out the City’s Site rent regulation scheme that the Court found unconstitutional. Pursuant to the final judgment, existing residents of our Property in San Rafael were able to continue to pay Site rent as if the Ordinance were to remain in effect for a period of 10 years, enforcement of the Ordinance was immediately enjoined with respect to new residents of the Property, and the Ordinance would expire entirely ten years from the June 30, 2009 date of judgment.
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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of plaintiffs’ claims on appeal except the one relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney’s fees and other costs. A case management conference is scheduled for December 15, 2014 for purposes of setting a schedule and procedure for resolving the RV issue.
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

The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. We will vigorously seek to overturn these verdicts in the trial court or on appeal, including but not limited to asking the trial judge to grant a new trial and to reduce the damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury’s verdict. The plaintiffs’ responses are due on November 5, 2014, our replies on November 17, 2014 and oral argument will be held on November 25, 2014. The court has until December 5, 2014 to rule on our motion for a new trial, and until December 15, 2014 to specify in detail the reasons for granting relief. At September 30, 2014, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.

Given the uncertainty related to the ultimate resolution of this case as well as the time period to reach a conclusion, we are unable to provide an estimate of any possible loss, although we currently estimate a range of possible outcomes between zero and approximately $111.1 million based on all of the facts presented.  At this time, we cannot determine that any amount within the range is a better estimate and therefore we conclude that we should accrue the minimum of zero as of September 30, 2014. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or nine months ended September 30, 2014 or 2013.
The following tables summarize our segment financial information for the quarters ended September 30, 2014 and 2013 (amounts in thousands):
Quarter Ended September 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$184,046	$12,737	$196,783
Operations expenses	(91,715)	(10,498)	(102,213)
Income from segment operations	92,331	2,239	94,570
Interest income	696	1,185	1,881
Depreciation on real estate and rental homes	(25,010)	(2,821)	(27,831)
Amortization of in-place leases	(1,075)	—	(1,075)
Income from operations	$66,942	$603	$67,545
Reconciliation to Consolidated net income
Corporate interest income			21
Income from other investments, net			1,869
General and administrative			(7,623)
Interest and related amortization			(27,864)
Early debt retirement			(5,087)
Property rights initiatives			(751)
Equity in income of unconsolidated joint ventures			1,237
Gain on sale of property			929
Consolidated net income			$30,276

Total assets	$3,170,718	$280,430	$3,451,148

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Quarter Ended September 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$174,657	$9,224	$183,881
Operations expenses	(86,579)	(7,650)	(94,229)
Income from segment operations	88,078	1,574	89,652
Interest income	856	1,216	2,072
Depreciation on real estate and rental homes	(24,730)	(1,730)	(26,460)
Amortization of in-place leases	(485)	—	(485)
Income from operations	$63,719	$1,060	$64,779
Reconciliation to Consolidated net income
Corporate interest income			128
Income from other investments, net			1,885
General and administrative			(7,606)
Interest and related amortization			(29,206)
Early debt retirement			(36,530)
Property rights initiatives			(521)
Equity in income of unconsolidated joint ventures			439
Discontinued operations			982
Gain on sale of property, net of tax			40,586
Consolidated net income			$34,936

Total assets	$3,099,625	$297,505	$3,397,130

The following tables summarize our segment financial information for the nine months ended September 30, 2014 and 2013 (amounts in thousands):
Nine Months Ended September 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$540,859	$32,558	$573,417
Operations expenses	(261,188)	(26,765)	(287,953)
Income from segment operations	279,671	5,793	285,464
Interest income	2,266	3,339	5,605
Depreciation on real estate and rental homes	(74,815)	(8,419)	(83,234)
Amortization of in-place leases	(3,791)	—	(3,791)
Income from operations	$203,331	$713	$204,044
Reconciliation to Consolidated net income
Corporate interest income			872
Income from other investments, net			6,098
General and administrative			(20,178)
Early debt retirement			(5,087)
Interest and related amortization			(84,177)
Property rights initiatives			(2,063)
Equity in income of unconsolidated joint ventures			3,768
Gain on sale of property			929
Consolidated net income			$104,206

Total assets	$3,170,718	$280,430	$3,451,148
Capital improvements	$22,111	$19,534	$41,645

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Nine Months Ended September 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$512,587	$23,744	$536,331
Operations expenses	(249,148)	(18,688)	(267,836)
Income from segment operations	263,439	5,056	268,495
Interest income	2,589	3,220	5,809
Depreciation on real estate and rental homes	(76,704)	(5,089)	(81,793)
Amortization of in-place leases	(803)	—	(803)
Income from operations	$188,521	$3,187	$191,708
Reconciliation to Consolidated net income
Corporate interest income			364
Income from other investments, net			5,989
General and administrative			(21,261)
Interest and related amortization			(89,706)
Early debt retirement			(37,911)
Property rights initiatives			(2,377)
Equity in income of unconsolidated joint ventures			1,624
Discontinued operations			7,215
Gain on sale of property, net of tax			41,544
Consolidated net income			$97,189

Total assets	$3,099,625	$297,505	$3,397,130
Capital improvements	$17,787	$30,784	$48,571
The following table summarizes our financial information for the Property Operations segment, specific to continuing operations, for the quarters and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Community base rental income	$106,967	$103,157	$319,514	$305,401
Resort base rental income	44,351	39,932	126,188	113,868
Right-to-use annual payments	11,404	12,323	33,859	35,889
Right-to-use contracts current period, gross	3,944	3,707	9,956	9,899
Right-to-use contracts current period, deferred	(1,989)	(1,856)	(4,303)	(4,446)
Utility income and other	18,581	16,224	53,070	48,694
Ancillary services revenues, net	788	1,170	2,575	3,282
Total property operations revenues	184,046	174,657	540,859	512,587
Expenses:
Property operating and maintenance	66,105	61,782	186,018	175,183
Real estate taxes	12,263	11,584	36,905	35,873
Sales and marketing, gross	3,018	3,842	8,118	9,536
Sales and marketing deferred commissions, net	(757)	(706)	(2,022)	(1,824)
Property management	11,086	10,077	32,169	30,380
Total property operations expenses	91,715	86,579	261,188	249,148
Income from property operations segment	$92,331	$88,078	$279,671	$263,439

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the quarters and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Gross revenue from home sales	$8,717	$5,415	$20,455	$12,328
Brokered resale revenues, net	336	225	916	840
Rental home income (a)	3,684	3,584	11,187	10,576
Total revenues	12,737	9,224	32,558	23,744
Expenses:
Cost of home sales	8,156	5,137	19,679	11,837
Home selling expenses	513	563	1,710	1,544
Rental home operating and maintenance	1,829	1,950	5,376	5,307
Total expenses	10,498	7,650	26,765	18,688
Income from home sales and rentals operations segment	$2,239	$1,574	$5,793	$5,056
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. As of September 30, 2014, we owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and Canada containing 141,195 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (120), California (49), Arizona (41), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Wisconsin (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), New Jersey (6), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Hampshire (3), South Carolina (3), Utah (3), Maryland (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

•
Tenant groups have filed lawsuits against us seeking not only to limit rent increases, but large damage awards for our alleged failure to properly maintain certain Properties, and other tenant groups may file additional lawsuits against us in the future related to similar or other tenant related matters; and

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2013 through September 30, 2014.

Property	Transaction Date	Sites

Total Sites as of January 1, 2013		142,679
Property or Portfolio:
Acquisitions:
Pheasant Lake	August 1, 2013	613
Rainbow Lake	August 1, 2013	270
Westwood Estates	August 1, 2013	324
Fiesta Key	September 16, 2013	324
Neshonoc	December 17, 2013	284
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Expansion Site Development and other:
Sites added (reconfigured) in 2013		(24)
Sites added (reconfigured) in 2014		71
Dispositions:
Avon on the Lake	July 23, 2013	(616)
Cranberry Lake	July 23, 2013	(328)
Fairchild Lake	July 23, 2013	(344)
Grand Blanc Crossing	July 23, 2013	(478)
Holly Hills	July 23, 2013	(241)
Oakland Glens	July 23, 2013	(724)
Old Orchard	July 23, 2013	(200)
Royal Estates	July 23, 2013	(183)
Westbrook	July 23, 2013	(387)
Westbridge Manor	July 23, 2013	(1,424)
Ferrand Estates	September 25, 2013	(419)
Total Sites as of September 30, 2014		141,195
The gross investment in real estate has increased approximately $98.3 million to $4,326 million as of September 30, 2014 from $4,228 million as of December 31, 2013 primarily due to the acquisition of the Blackhawk, Lakeland, Pine Acres, Echo Farm and Mays Landing RV Resorts and the Colony Cove land purchase.
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis. Some revenues streams are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2014 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 97,000 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of September 30, 2014
Community sites	69,900
Resort sites:
Annual	24,800
Seasonal	9,100
Transient	10,100
Right-to-use (1)	24,100
Joint Ventures (2)	3,200
141,200
_________________________

(1)	Includes approximately 5,000 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,300 annual Sites, approximately 400 seasonal sites and approximately 500 transient sites.

The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013, which was prior to our prospective adoption of ASU 2014-08 (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q). Core Portfolio ("Core Portfolio") consists of our Property Operations for all Properties owned and operated for the same period in 2013 and 2014.
Third quarter property operating revenues in our Core Portfolio, excluding deferrals, were up 4.0% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 2.7%, resulting in an increase in core net operating income before property management of 5.0%. Operating expenses in our Core Portfolio were slightly higher than expected in the quarter. This is primarily the result of increased repair and maintenance expenses related to storm events in the North and West regions as well as certain one-time items at various properties.
A significant portion of our rental agreements on community Sites have rent increases that are directly or indirectly related to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2014 Core Portfolio community base rental income to increase, coming from rate increases and occupancy gains.
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
Beginning in 2013, we have seen an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. New home sales in the manufactured home communities in our Core Portfolio during the nine months ended September 30, 2014 increased by 134 over the same period of the prior year. The recent new home sales have been primarily in our California, Florida and Colorado communities. Used home sales in the manufactured home communities in our Core Portfolio during the nine months ended September 30, 2014 decreased 2.2% over the same period of the prior year, these results are 25% more than the nine months ended September 30, 2012.
In 2013 we entered into a joint venture, ECHO Financing, LLC, with a home manufacturer to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Under certain circumstances, the ECHO JV may also rent homes in our communities. Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
The quality of occupancy growth continues to be our primary focus by decreasing the number of home renters in our portfolio. As of September 30, 2014, we have increased occupancy by 168 sites, while reducing rental occupancy by 131 sites. By comparison, as of September 30, 2013, our year-to-date occupancy increase was 224 sites with an increase of rental occupancy of 348 sites as compared to year-to-date occupancy as of September 30, 2012.
For the quarter ended September 30, 2014, we had 5,340 occupied manufactured home rentals, including 15 homes rented through our ECHO JV. For the quarters ended September 30, 2014 and 2013, rental program net operating income was approximately $8.8 million and $9.7 million, respectively, net of rental asset depreciation expense of approximately $2.8 million and $1.7 million, respectively. The net operating income and rental asset depreciation expense does not include the revenues and expense associated with our ECHO JV. The increase in rental asset depreciation expense is due to the change in depreciable life (see Note 1 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Approximately $9.8 million and $9.7 million of rental operations revenue was included in community base rental income for the quarters ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, rental program net operating income was approximately $27.1 million and $29.4 million, respectively, net of rental asset depreciation expense of approximately $8.3 million and $4.8 million, respectively. The increase in rental asset depreciation expense is due to a change in the accounting policy (see Note 1 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Approximately $29.6 million and $28.9 million of rental operations revenue was included in community base rental income for the nine months ended September 30, 2014 and 2013, respectively. We continue to evaluate home rental operations and may continue to invest in additional units.
In our RV Resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues as a result of our ability to increase rate and occupancy. Third quarter Core Portfolio annual revenues were 5.4% higher than the third quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the existing base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five geographic areas of the United States and requires annual payments. In 2014, the required annual payment is $545. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 52,200 ZPPs. For the nine months ended September 30, 2014, we entered into approximately 14,800 ZPPs, or a 13.8% increase from approximately 13,000 ZPPs for the nine months ended September 30, 2013. Of the 14,800 ZPPs activated during the nine months ended September 30, 2014, approximately 8,000 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with select RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. No cash is received from the members during the first year of membership for memberships activated through the RV dealer program.
Since the inception of the ZPP program with the RV dealers we have activated 13,953 ZPPs. Our renewal rate for theses RV dealer memberships is approximately 18%.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter into by, depending on the type of upgrade, offering (1) access to additional resorts; (2) increased length of consecutive stay by 50% (i.e., up to 28 days); (3) ability to make earlier advance reservations; (4) discounts on rental units; (5) access to additional Properties, which may include use of Sites at non-membership RV Properties and (6) membership in discount travel programs. Each upgrade contract requires a non-refundable upfront payment. We may finance the purchase of the upgrade.
We actively seek to acquire additional Properties and are currently engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain Properties that are subject to satisfactory completion of our due diligence review.
Critical Accounting Policies and Estimates
Refer to the 2013 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and notes and contracts receivable. There have been no changes to these policies during the nine months ended September 30, 2014.

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

The following table reconciles Income (loss) from continuing operations before equity in income of unconsolidated joint ventures to Income from property operations for the quarters and nine months ended ended September 30, 2014 and 2013 (amounts in thousands):

	Total Portfolio
	Quarters Ended				Nine Months Ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)	% Change	September 30, 2014	September 30, 2013	Increase/ (Decrease)	% Change
Income from property operations	$93,398	$88,542	$4,856	5.5%	$282,907	$265,426	$17,481	6.6%
Income from home sales operations and other	$1,172	$1,110	$62	5.6%	$2,557	$3,069	$(512)	(16.7)%
Total other expenses, net	$(66,460)	$(96,723)	$30,263	31.3%	$(185,955)	$(221,689)	$35,734	16.1%
Income (loss) from continuing operations before equity in income of unconsolidated joint ventures	$28,110	$(7,071)	$35,181	497.5%	$99,509	$46,806	$52,703	112.6%

Comparison of the Quarter Ended September 30, 2014 to the Quarter Ended September 30, 2013
The following tables for the comparison of the quarter ended September 30, 2014 to the quarter ended September 30, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013 prior to our prospective adoption of ASU 2014-08.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

	Core Portfolio				Total Portfolio
	2014	2013	Increase/ (Decrease)	% Change	2014	2013	Increase/ (Decrease)	% Change
Community base rental income	$104,955	$101,883	$3,072	3.0%	$106,967	$103,157	$3,810	3.7%
Rental home income	3,661	3,571	90	2.5%	3,684	3,584	100	2.8%
Resort base rental income	42,404	39,922	2,482	6.2%	44,351	39,932	4,419	11.1%
Right-to-use annual payments	11,404	12,323	(919)	(7.5)%	11,404	12,323	(919)	(7.5)%
Right-to-use contracts current period, gross	3,944	3,707	237	6.4%	3,944	3,707	237	6.4%
Utility and other income	18,292	16,183	2,109	13.0%	18,581	16,224	2,357	14.5%
Property operating revenues, excluding deferrals	184,660	177,589	7,071	4.0%	188,931	178,927	10,004	5.6%

Property operating and maintenance	64,312	61,583	2,729	4.4%	66,105	61,782	4,323	7.0%
Rental home operating and maintenance	1,822	1,948	(126)	(6.5)%	1,829	1,950	(121)	(6.2)%
Real estate taxes	11,791	11,476	315	2.7%	12,263	11,584	679	5.9%
Sales and marketing, gross	3,018	3,841	(823)	(21.4)%	3,018	3,842	(824)	(21.4)%
Property operating expenses, excluding deferrals and Property management	80,943	78,848	2,095	2.7%	83,215	79,158	4,057	5.1%
Income from property operations, excluding deferrals and Property management	103,717	98,741	4,976	5.0%	105,716	99,769	5,947	6.0%
Property management	11,086	10,077	1,009	10.0%	11,086	10,077	1,009	10.0%
Income from property operations, excluding deferrals (1)	92,631	88,664	3,967	4.5%	94,630	89,692	4,938	5.5%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,232	1,150	82	7.1%	1,232	1,150	82	7.1%
Income from property operations	$91,399	$87,514	$3,885	4.4%	$93,398	$88,542	$4,856	5.5%
__________________________
(1)     Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.6% increase in rate and a 0.4% increase in occupancy. The average monthly base rent per site increased to $553 in 2014 from $539 in 2013. The average occupancy increased to 92.2% in 2014 from 91.8% in 2013. The increase in Core property operating and maintenance expenses was primarily driven by increased utility expenses due to higher electric usage and higher repair and maintenance expenses related to storm damage and other one-time events at various properties.
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$25,132	$23,838	$1,294	5.4%	$26,055	$23,838	$2,217	9.3%
Seasonal	3,189	3,148	41	1.3%	3,339	3,147	192	6.1%
Transient	14,083	12,936	1,147	8.9%	14,957	12,947	2,010	15.5%
Resort base rental income	$42,404	$39,922	$2,482	6.2%	$44,351	$39,932	$4,419	11.1%
The 7.5% decrease in right-to-use annual payments is primarily due to the 2013 change in accounting treatment of revenues and expenses related to memberships activated through the RV dealer program. Right-to-use contracts current period, gross, net of sales and marketing, gross, increased primarily due to higher upgrade sales. During the third quarter of 2014 there were 920 upgrade sales with an average price per sale of $4,555. This compares to 842 upgrade sales with an average price per sale of $4,618 for the third quarter of 2013.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$180,716	$173,882	$6,834	3.9%	$184,987	$175,220	$9,767	5.6%
Property operating expenses, excluding Sales and marketing, gross	77,925	75,007	2,918	3.9%	80,197	75,316	4,881	6.5%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$102,791	$98,875	$3,916	4.0%	$104,790	$99,904	$4,886	4.9%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income, Core resort base rental income and the additional income from property operations related to the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance and utility expenses.

Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales (1)	$4,051	$1,530	$2,521	164.8%
Cost of new home sales (1)	(3,334)	(1,353)	(1,981)	(146.4)%
Gross profit from new home sales	717	177	540	305.1%

Gross revenues from used home sales	4,666	3,885	781	20.1%
Cost of used home sales	(4,822)	(3,784)	(1,038)	(27.4)%
Gross (loss) profit from used home sales	(156)	101	(257)	(254.5)%

Brokered resale revenues and ancillary services revenues, net	1,124	1,395	(271)	(19.4)%
Home selling expenses	(513)	(563)	50	8.9%
Income from home sales operations and other	$1,172	$1,110	$62	5.6%
Home sales volumes
Total new home sales(2)	106	36	70	194.4%
New Home Sales Volume - ECHO JV	52	12	40	333.3%
Used home sales	424	402	22	5.5%
Brokered home resales	251	176	75	42.6%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended September 30, 2014 and 2013, respectively. Includes one third-party dealer sale for the quarter ended September 30, 2013.
The increase in income from home sales operations and other is primarily due to an increase in volume and gross profits from new home sales, partially offset by reduced profits in used home sales and lower revenues from ancillary services.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$5,632	$5,638	$(6)	(0.1)%
Used Home	7,807	7,670	137	1.8%
Rental operations revenue (1)	13,439	13,308	131	1.0%
Rental home operating and maintenance	(1,829)	(1,950)	121	(6.2)%
Income from rental operations	11,610	11,358	252	2.2%
Depreciation on rental homes (2)	(2,773)	(1,653)	(1,120)	67.8%
Income from rental operations, net of depreciation	$8,837	$9,705	$(868)	(8.9)%

Gross investment in new manufactured home rental units (3)	$110,700	$112,585	$(1,885)	(1.7)%
Gross investment in used manufactured home rental units	$64,182	$63,651	$531	0.8%

Net investment in new manufactured home rental units	$94,180	$100,428	$(6,248)	(6.2)%
Net investment in used manufactured home rental units	$50,488	$55,568	$(5,080)	(9.1)%

Number of occupied rentals – new, end of period (4)	2,087	2,032	55	2.7%
Number of occupied rentals – used, end of period	3,253	3,380	(127)	(3.8)%
______________________

(1)
Approximately $9.8 million and $9.7 million for the quarters ended September 30, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. At September 30, 2014, our investment in the ECHO JV was $6.2 million.

(4)	Includes 15 homes rented through our ECHO JV.

The increase in income from rental operations is due primarily to an increase in rates on rental units and a decrease in operating expenses. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure on a lien or abandonment. In a vibrant new home sale market, used homes may be sold in place or removed from sites and replaced with new homes. Used homes may also be rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, based on market conditions, while we continue to focus on selling homes, we may invest in additional new homes for customer rentals.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended September 30, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(27,831)	$(26,460)	$(1,371)	(5.2)%
Amortization of in-place leases	(1,075)	(485)	(590)	(121.6)%
Interest income	1,902	2,200	(298)	(13.5)%
Income from other investments, net	1,869	1,885	(16)	(0.8)%
General and administrative	(7,003)	(6,066)	(937)	(15.4)%
Transaction costs	(620)	(1,540)	920	59.7%
Early debt retirement	(5,087)	(36,530)	31,443	86.1%
Property rights initiatives	(751)	(521)	(230)	(44.1)%
Interest and related amortization	(27,864)	(29,206)	1,342	4.6%
Total other expenses, net	$(66,460)	$(96,723)	$30,263	31.3%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred in the third quarter of 2013 and the change in the depreciable life of our new and used manufactured homes.
Amortization of in-place leases increased primarily due to the expected one-year life of in-place leases. In-place lease amortization in 2013 and 2014 includes amortization of in-place leases at five and six properties respectively. However, the amortization in 2013 only includes two months of amortization at three properties.
General and administrative increased primarily due to an increase in stock-based compensation expense (see Note 10 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for additional detail regarding our stock-based compensation plan).
Transactions costs decreased primarily due to the settlement costs incurred in 2013.
Early debt retirement decreased primarily due to defeasance costs totaling $36.5 million incurred as a result of the long-term refinancing plan initiated in 2013, offset by the prepayment fee of approximately $5.1 million associated with the early retirement of the loan secured by our Colony Cove community incurred in 2014.
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following tables for the comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013 prior to our prospective adoption of ASU 2014-08.

Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

	Core Portfolio				Total Portfolio
	2014	2013	Increase/ (Decrease)	% Change	2014	2013	Increase/ (Decrease)	% Change
Community base rental income	$313,525	$304,126	$9,399	3.1%	$319,514	$305,401	$14,113	4.6%
Rental home income	11,133	10,563	570	5.4%	11,187	10,576	611	5.8%
Resort base rental income	121,198	113,858	7,340	6.4%	126,188	113,868	12,320	10.8%
Right-to-use annual payments	33,859	35,889	(2,030)	(5.7)%	33,859	35,889	(2,030)	(5.7)%
Right-to-use contracts current period, gross	9,956	9,899	57	0.6%	9,956	9,899	57	0.6%
Utility and other income	52,203	48,651	3,552	7.3%	53,070	48,694	4,376	9.0%
Property operating revenues, excluding deferrals	541,874	522,986	18,888	3.6%	553,774	524,327	29,447	5.6%

Property operating and maintenance	181,925	174,900	7,025	4.0%	186,018	175,183	10,835	6.2%
Rental home operating and maintenance	5,357	5,304	53	1.0%	5,376	5,307	69	1.3%
Real estate taxes	35,795	35,763	32	0.1%	36,905	35,873	1,032	2.9%
Sales and marketing, gross	8,118	9,536	(1,418)	(14.9)%	8,118	9,536	(1,418)	(14.9)%
Property operating expenses, excluding deferrals and Property management	231,195	225,503	5,692	2.5%	236,417	225,899	10,518	4.7%
Income from property operations, excluding deferrals and Property management	310,679	297,483	13,196	4.4%	317,357	298,428	18,929	6.3%
Property management	32,169	30,380	1,789	5.9%	32,169	30,380	1,789	5.9%
Income from property operations, excluding deferrals (1)	278,510	267,103	11,407	4.3%	285,188	268,048	17,140	6.4%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,281	2,622	$(341)	(13.0)%	2,281	2,622	$(341)	(13.0)%
Income from property operations	$276,229	$264,481	$11,748	4.4%	$282,907	$265,426	$17,481	6.6%
__________________________
(1) Non-GAAP measure.
The 3.1% increase in Core Portfolio community base rental income primarily reflects a 2.7% increase in rate and a 0.4% increase in occupancy. The average monthly base rent per site increased to $551 in 2014 from $537 in 2013. The average occupancy increased to 92.1% in 2014 from 91.7% in 2013. The increase in Core property operating and maintenance expenses was primarily driven by increased utility expenses due to higher rate and usage related to electric expense.
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$74,145	$70,327	$3,818	5.4%	$76,747	$70,327	$6,420	9.1%
Seasonal	18,882	17,983	899	5.0%	19,316	17,982	1,334	7.4%
Transient	28,171	25,548	2,623	10.3%	30,125	25,559	4,566	17.9%
Resort base rental income	$121,198	$113,858	$7,340	6.4%	$126,188	$113,868	$12,320	10.8%
The 5.7% decrease in right-to-use annual payments is primarily due to the 2013 change in accounting treatment of revenues and expenses related to memberships activated through the RV dealer program. Right-to-use contracts current period, gross, net of sales and marketing, gross, increased primarily due to higher upgrade sales. During the nine months ended September 30, 2014 there were 2,239 upgrade sales with an average price per sale of $4,700. This compares to 2,275 upgrade sales with an average price per sale of $4,549 for the nine months ended September 30, 2013.

The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$531,918	$513,087	$18,831	3.7%	$543,819	$514,428	$29,391	5.7%
Property operating expenses, excluding Sales and marketing, gross	223,077	215,967	7,110	3.3%	228,299	216,363	11,936	5.5%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$308,841	$297,120	$11,721	3.9%	$315,520	$298,065	$17,455	5.9%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income, Core resort base rental income and the additional income from property operations related to the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance and utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales (1)	$9,771	$3,269	$6,502	198.9%
Cost of new home sales (1)	(8,370)	(2,969)	(5,401)	(181.9)%
Gross profit from new home sales	1,401	300	1,101	367.0%

Gross revenues from used home sales	10,684	9,059	1,625	17.9%
Cost of used home sales	(11,309)	(8,868)	(2,441)	(27.5)%
Gross (loss) profit from used home sales	(625)	191	(816)	(427.2)%

Brokered resale revenues and ancillary services revenues, net	3,491	4,122	(631)	(15.3)%
Home selling expenses	(1,710)	(1,544)	(166)	(10.8)%
Income from home sales operations and other	$2,557	$3,069	$(512)	(16.7)%
Home sales volumes
Total new home sales(2)	237	69	168	243.5%
New Home Sales Volume - ECHO JV	94	14	80	571.4%
Used home sales	1,144	1,141	3	0.3%
Brokered home resales	720	623	97	15.6%
__________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the nine months ended September 30, 2014 and 2013, respectively. Includes one third-party dealer sale for the nine months ended September 30, 2013.

The decrease in income from home sales operations and other is primarily due to a decrease in ancillary services revenues, an increase in home selling expenses and a decrease in profits from used home sales, partially offset by an increase of new home sales and gross profits from new home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$17,207	$16,631	$576	3.5%
Used Home	23,547	22,894	653	2.9%
Rental operations revenue (1)	40,754	39,525	1,229	3.1%
Rental home operating and maintenance	(5,376)	(5,307)	(69)	1.3%
Income from rental operations	35,378	34,218	1,160	3.4%
Depreciation on rental homes (2)	(8,287)	(4,847)	(3,440)	71.0%
Income from rental operations, net of depreciation	$27,091	$29,371	$(2,280)	(7.8)%

Gross investment in new manufactured home rental units (3)	$110,700	$112,585	$(1,885)	(1.7)%
Gross investment in used manufactured home rental units	$64,182	$63,651	$531	0.8%

Net investment in new manufactured home rental units	$94,180	$100,428	$(6,248)	(6.2)%
Net investment in used manufactured home rental units	$50,488	$55,568	$(5,080)	(9.1)%

Number of occupied rentals – new, end of period (4)	2,087	2,032	55	2.7%
Number of occupied rentals – used, end of period	3,253	3,380	(127)	(3.8)%
______________________

(1)
Approximately $29.6 million and $28.9 million for the nine months ended September 30, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. At September 30, 2014, our investment in the ECHO JV was $6.2 million.

(4)	Includes 15 homes rented through our ECHO JV.
The increase in income from rental operations is due primarily to an increase in rates on rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure on a lien or abandonment. In a vibrant new home sale market, used homes may be sold in place or removed from sites and replaced with new homes. Used homes may also be rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, based on market conditions, while we continue to focus on selling homes, we may invest in additional new homes for customer rentals.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(83,234)	$(81,793)	$(1,441)	(1.8)%
Amortization of in-place leases	(3,791)	(803)	(2,988)	(372.1)%
Interest income	6,477	6,173	304	4.9%
Income from other investments, net	6,098	5,989	109	1.8%
General and administrative	(19,027)	(19,521)	494	2.5%
Transaction costs	(1,151)	(1,740)	589	33.9%
Early debt retirement	(5,087)	(37,911)	32,824	86.6%
Property rights initiatives	(2,063)	(2,377)	314	13.2%
Interest and related amortization	(84,177)	(89,706)	5,529	6.2%
Total other expenses, net	$(185,955)	$(221,689)	$35,734	16.1%

Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred in the third quarter of 2013 and the change in the depreciable life of our new and used manufactured homes.
Amortization of in-place leases increased primarily due to the expected one-year life of in-place leases. In-place lease amortization in 2013 and 2014 includes amortization of in-place leases at five and six properties, respectively. However, the amortization in 2013 only includes two months of amortization at three properties.

General and administrative decreased primarily due to lower legal fees and public company costs, offset by an increase in stock-based compensation expense (see Note 10 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for additional detail regarding our stock-based compensation plan).
Transaction costs decreased primarily due to settlement costs incurred in 2013.
Early debt retirement decreased, primarily due to defeasance costs totaling $36.5 million incurred as a result of the long-term refinancing plan initiated in 2013 offset by the prepayment fee of approximately $5.1 million associated with the early retirement of the loan secured by our Colony Cove community incurred in 2014.
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect these demands for liquidity to continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of approximately 9.9 million shares of authorized and unissued preferred stock and approximately 116.1 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows for us to issue up to 200,000,000 shares of common stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $109.1 million of cash as of September 30, 2014 and $400.0 million available on our LOC, to satisfy our near term obligations. On July 17, 2014, we amended our LOC to increase the borrowing capacity under the LOC from $380.0 million to $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC and available cash. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or equity securities, in addition to net cash provided by operating activities. As of September 30, 2014, we have no remaining scheduled debt maturities in 2014. We expect to satisfy our 2015 maturities with existing cash, anticipated operating cash flow and refinancing proceeds.

During the nine months ended September 30, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts. The loans have a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, has a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. The aforementioned loan proceeds were used to pay off 16 mortgages totaling approximately $86.3 million that had a weighted average interest rate of 5.57% per annum.
We also assumed approximately $13.3 million of mortgage debt, excluding note premiums of $1.0 million, secured by Blackhawk and Lakeland resort properties with a weighted average interest rate of 6.48% per annum which are set to mature in 2017 and 2018.

The table below summarizes cash flow activity for the nine months ended September 30, 2014 and 2013 (amounts in thousands).

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$228,342	$197,736
Net cash used in investing activities	(81,432)	(20,381)
Net cash used in financing activities	(96,193)	(162,955)
Net increase in cash	$50,717	$14,400
Operating Activities
Net cash provided by operating activities of $197.7 million increased $30.6 million to $228.3 million for the nine months ended September 30, 2014, compared with the net cash provided by operating activities for the nine months ended September 30, 2013. This overall increase in net cash provided by operating activities is primarily due to an increase of $14.7 million in escrow deposits, goodwill and other assets and an increase of $7.0 million in consolidated net income as well as a decrease in early debt retirement costs of $32.8 million. Additionally, a $41.5 million gain on sale of property was recognized in 2013 compared to a gain of $1.0 million in 2014.
Investing Activities
Net cash used in investing activities was $81.4 million for the nine months ended September 30, 2014 compared to $20.4 million for the nine months ended September 30, 2013. Significant components of net cash provided by (used in) investing activities include:

•
We paid approximately $54.6 million in 2014 to acquire the Blackhawk, Lakeland, Pine Acres, Echo Farms, and Mays Landing RV resorts as well as the Colony Cove land purchase (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions).

•
We received approximately $2.1 million in proceeds in 2014 from the condemnation of a certain parcel at our Seyenna Vista Property. In 2013, we received approximately $158.0 million in proceeds from the disposition of the Michigan Properties (see Note 4 in the Notes to the Consolidated Financial Statements contained in this form 10-Q for additional details on our 2014 and 2013 dispositions).

•
We received approximately $10.6 million in 2014 of the net tax deferred exchange deposits which were used to acquire the Blackhawk and Lakeland resort properties. We paid approximately $13.8 million in 2013 to a net tax deferred exchange deposit.

•	We paid approximately $41.6 million for capital improvements including new and used home investments in 2014 compared to $48.6 million in 2013 (see table below).

•
We contributed approximately $3.5 million to our ECHO JV in 2014 offset by $0.4 million of distributions from our joint ventures. We invested approximately $1.1 million in 2013 to create our ECHO JV (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our joint ventures).

•
We received approximately $12.5 million of repayments on notes receivable in 2014 compared to $9.3 million in 2013 partially offset by new notes receivable of $7.3 million in 2014 compared to $7.8 million in 2013 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

Capital Improvements
The table below summarizes capital improvements activity for the nine months ended September 30, 2014 and 2013 (amounts in thousands).

	Nine Months Ended September 30,(1)
	2014	2013
Recurring Cap Ex (2)	$17,285	$16,967
Development (3)	3,999	754
New home investments (4)	11,286	17,636
Used home investments	8,248	12,474
Total Property	40,818	47,831
Corporate	827	740
Total Capital improvements	$41,645	$48,571
______________________

(1)
Excludes non-cash activity of approximately $1.0 million and $1.7 million of used homes acquired by repossessions of Chattel Loans collateral for both the nine months ended September 30, 2014 and 2013, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities and bring new home sites online as well as upgrade existing new home sites.

(4)	Excludes new home investments associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $96.2 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $163.0 million for the nine months ended September 30, 2013. Significant components of net cash used in financing activities include:

•
We paid approximately $25.4 million of amortizing principal debt, approximately $86.3 million of maturing mortgages, we refinanced the $53.8 million loan secured by our Colony Cove community and paid approximately $11.6 million in debt issuance and early debt retirement costs in 2014 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We made distributions of approximately $88.8 million in 2014 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.2 million for offering costs, offset by proceeds received of approximately $0.9 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•	We closed on $169.0 million in financing in 2014 compared to $347.1 million in financing in 2013.

•
We paid approximately $30.1 million of amortizing principal debt, approximately $73.7 million of maturing mortgages, defeased approximately $312.2 million of debt and paid approximately $41.9 million in debt issuance costs in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We made distributions of approximately $52.4 million in 2013 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.5 million for other, offset by proceeds received of approximately $0.8 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

Contractual Obligations
As of September 30, 2014, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2014	2015	2016	2017	2018	Thereafter
Long Term Borrowings (1)	$2,191,296	$12,428	$310,277	$248,871	$69,766	$220,239	$1,329,715
Interest Expense (2)	635,731	28,083	107,267	85,932	77,743	68,885	267,821
Operating Lease	14,313	513	1,922	1,954	1,987	2,032	5,905
LOC Maintenance Fee (3)	3,077	204	811	811	811	440	—
Ground Lease (4)	19,749	484	1,941	1,948	1,953	1,955	11,468
Total Contractual Obligations	$2,864,166	$41,712	$422,218	$339,516	$152,260	$293,551	$1,614,909
Weighted average interest rates	4.84%	5.23%	5.10%	4.99%	4.91%	4.81%	4.57%
 ______________________________

(1)	Balance excludes note premiums of $14.6 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of September 30, 2014.

(3)	As of September 30, 2014, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of September 30, 2014, we have no off balance sheet arrangements.

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

The following table presents a calculation of FFO and Normalized FFO for the quarters and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of funds from operations:
Net income available for common shares	$25,746	$29,872	$89,328	$82,755
Income allocated to common OP units	2,219	2,753	7,929	7,483
Right-to-use contract upfront payments, deferred, net	1,989	1,856	4,303	4,446
Right-to-use contract commissions, deferred, net	(757)	(706)	(2,022)	(1,824)
Depreciation on real estate assets	25,058	24,807	74,947	76,946
Depreciation on real estate assets, discontinued operations	—	—	—	1,536
Depreciation on rental homes	2,773	1,653	8,287	4,847
Amortization of in-place leases	1,075	485	3,791	803
Depreciation on unconsolidated joint ventures	228	229	690	732
Gain on sale of property	(929)	(40,586)	(929)	(41,544)
FFO available for common shares	57,402	20,363	186,324	136,180
Change in fair value of contingent consideration asset	—	988	(65)	(124)
Transaction costs	620	1,540	1,151	1,740
Early debt retirement	5,087	36,530	5,087	37,911
Normalized FFO available for common shares	$63,109	$59,421	$192,497	$175,707
Weighted average common shares outstanding – fully diluted	91,528	91,259	91,471	91,149

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2015 to 2039. At September 30, 2014, approximately 100% or approximately $2.0 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding secured debt would decrease by approximately $150.5 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding secured debt would increase by approximately $162.8 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of September 30, 2014, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.35% to 1.95% per annum. However, we entered into the 2014 Swap that fixed the underlying LIBOR rate at 1.04% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2014.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 other than those disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 31, 2014	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 31, 2014	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)