Form 10-K
period 2014-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2015-02-24
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $3,472.3 million as of June 30, 2014 based upon the closing price of $44.16 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 20, 2015, 84,239,214 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our.” We elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 1993.
We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2014, we owned or had an ownership interest in a portfolio of 384 Properties located throughout the United States and Canada, consisting of 143,113 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (121), California (49), Arizona (42), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Wisconsin (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), New Jersey (6), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Hampshire (3), South Carolina (3), Utah (3), Maryland (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
Properties are designed and improved for several home options of various sizes and designs that are produced off-site by third-party manufacturers, installed and set on designated Sites (“Site Set”) within the Properties. These homes can range from 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, pickleball, golf courses, lawn bowling, restaurants, laundry facilities and cable television service. In some cases, utilities are provided or arranged by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of our Properties focus on affordable housing for families. We focus on owning properties in or near retirement and vacation destinations and large metropolitan markets.
Employees and Organizational Structure
We have an annual average of approximately 3,900 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of stockholder value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team of employees at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers who have substantial experience addressing the needs of customers and finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 200 full-time corporate employees who assist in all functions related to the management of our Properties.
Our Formation
Our operations are conducted primarily through our Operating Partnership. We contributed the proceeds from our initial public offering in 1993 and subsequent offerings to our Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by us. In 2013, MHC Trust was merged into ELS, resulting in the general partnership interest of our Operating Partnership being directly held by ELS. The financial results of our Operating Partnership and our Subsidiaries are consolidated in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), we have formed taxable REIT Subsidiaries, as defined in the Code, to engage in such activities.

For U.S. federal income tax purposes, we treated the merger of MHC Trust into ELS as a tax-deferred liquidation of MHC Trust under Section 332 of the Code.
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
We focus on Properties that have strong cash flow and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and retain these customers who take pride in the Property and in their homes. Our operating, investment and financing strategies include:

•	Consistently providing high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

•	Increasing income and property values by strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor customer satisfaction;

•
Selectively acquiring properties that have potential for long-term cash flow growth and creating property concentrations in and around major metropolitan areas and retirement or vacation destinations to capitalize on operating synergies and incremental efficiencies;

•
Managing our debt balances such that we maintain financial flexibility, have minimal exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and

•	Developing and maintaining the relationships with various capital providers.
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
Acquisitions and Dispositions
Over the last decade we have continued to grow our portfolio of Properties (including owned or partly owned Properties), from 275 Properties with over 101,200 Sites to 384 Properties with over 143,100 Sites. During the year ended December 31, 2014, we acquired seven Properties with over 3,800 Sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years, we redeployed capital to properties in markets we believe have greater long-term potential by acquiring 93 Properties primarily located in retirement and vacation destinations and selling 13 Properties that were not aligned with our long-term goals.
We believe that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs, as well as continued constraints on development of new properties, adds to the attractiveness of our Properties as investments. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.

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
Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, we may acquire properties in transactions that include the issuance of limited partnership interests in our Operating Partnership (“OP Units”) as consideration for the acquired properties. We believe that an ownership structure that includes our Operating Partnership will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences.
When evaluating potential acquisitions, we consider, among others, the following factors:

•	The current and projected cash flow of the property and the potential for increased cash flow;

•	The geographic area and the type of property;

•	The replacement cost of the property, including land values, entitlements and zoning;

•	The location, construction quality, condition and design of the property;

•	The potential for capital appreciation of the property;

•	The terms of tenant leases or usage rights, including the potential for rent increases;

•	The potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	The potential for expansion of the physical layout of the property and the number of Sites;

•	The occupancy and demand by customers for properties of a similar type in the vicinity and the customers’ profiles;

•	The prospects for liquidity through sale, financing or refinancing of the property;

•	The competition from existing properties and the potential for the construction of new properties in the area; and

•	Working capital demands.
When evaluating potential dispositions, we consider, among others, the following factors:

•	Whether the Property meets our current investment criteria;

•	Our desire to exit certain non-core markets and recycle the capital into core markets; and

•	Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors continues to review the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Several of our Properties have available land for expanding the number of Sites available to be utilized by our customers. Development of these Sites (“Expansion Sites”) is evaluated based on the following factors: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new Sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Our acquisition philosophy includes owning Properties with potential Expansion Site development. Approximately 78 of our Properties have expansion potential, with up to approximately 5,200 acres available for expansion.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site entered into between us and the owner or renter of a home is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at approximately 8,500 Sites in 26 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures, after taking into consideration certain minimums, maximums and market conditions. Generally, adjustments to our market rates, if appropriate, are made on an annual basis. At Properties zoned for RV use, we have long-term relationships with many of our customers who typically enter into short-term rental agreements. Many resort customers also leave deposits to reserve a Site for the following year. Generally, these customers cannot live full time on the Property. At resort Properties designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days in exchange for dues payments. The customer may make a nonrefundable upfront payment to upgrade the contract which increases usage rights during the contract term. We may finance the nonrefundable upfront payment. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 33% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or meet certain other specified criteria.

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
Rent Control Legislation. At certain of our Properties, principally in California, state and local rent control laws limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware requires rental increases greater than the change in the consumer price index to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of CPI. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers.
Insurance. The Properties are insured against risks causing property damage and business interruption including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain various deductible requirements, such as coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2015. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquakes in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Industry
We believe that modern properties similar to our Properties provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•
Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that manufactured housing communities and RV resorts generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•
Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,750 RV resorts (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and approximately 3,400 of the manufactured home properties and 1,300 of the RV resorts contain 200 Sites or more. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties as evidenced by our acquisitions during the year ended December 31, 2014.

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

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association (“RVIA”), nearly one in eleven U.S. households owns an RV and there are currently 8.9 million RV owners. The 77 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. According to 2010 U.S. Census figures, every day 12,500 Americans turn 50. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future cash flow growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to 2010 U.S. Census figures, the baby-boom generation will constitute almost 19% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 55% plan on moving upon retirement.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•
Construction Quality: Since 1976, the federal requirements for all factory built housing have become more stringent, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. Although resort cottages, which are generally smaller homes, do not come under the same regulations, with only certain states having regulations, many of the manufacturers of Site Set homes also produce resort cottages with many of the same quality standards.

•
Comparability to Site-Built Homes: Since inception, the Site Set housing industry has experienced a trend toward multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes. At our Properties, there is an active resale or rental market for these larger homes. According to the 2013 U.S. Census American Community Survey, manufactured homes represent 9.4% of total housing units.

•
Second Home Demographics: According to 2014 National Association of Realtors (“NAR”) reports, sales of second homes in 2013 accounted for 33% of residential transactions, or 1.8 million second-home sales in 2013. There were approximately 8.0 million vacation homes in 2013. The typical vacation-home buyer is 43 years old and earned $85,600 in 2013. According to 2014 NAR reports, approximately 41% of vacation homes were purchased in the south; 28% were purchased in the west; 18% were purchased in the northeast; and 14% were purchased in the Midwest. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial means to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. We believe it is likely that over the next decade we will continue to see high levels of second-home sales, and resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments—According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Since then, manufactured home shipments have increased each year and are on pace for a sixth straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2014 increased about 6.6% to 64,300 units as compared to shipments in 2013 of 60,300 units. According to the RVIA, wholesale shipments of RVs increased 11.1% in 2014 to approximately 356,700 units as compared to 2013, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2015 RV shipments will increase by about 4% as compared to 2014.

——————————————————————————————————————————————

1.	U.S. Census: Manufactured Homes Survey

2.	Source: RVIA

•
Sales: Retail sales of RVs totaled approximately 259,000 in 2014, a 5.8% increase from 2013 RV sales of 244,800 and a 24.4% increase from 2012 RV sales of 208,200. We believe that consumers remain concerned about the current economy, and by prospects that the economy might remain sluggish in the years ahead. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales despite the economic turmoil. According to RVIA, RV ownership has reached record levels: 8.9 million American households now own an RV, the highest level ever recorded, which constitutes an increase of 12.7% since 2005. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest. RV dealers typically have relationships with third party lenders who provide financing for a purchase of an RV.

•
Availability of financing: Since 2008 few sources of financing have been available for manufactured home and RV manufacturers. In addition, the economic and legislative environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as a mortgage loan originator in states where they engage in such financing. In comparison to financing available to purchasers of site-built homes, the few third party financing sources available to purchasers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. Certain government stimulus packages have also provided government guarantees for site-built single family home loans, thereby increasing the supply of financing for that market. We have a small network of lending relationships that provide financing options for our customers. In addition, during 2013 we entered into an agreement with an unaffiliated third party home manufacturer to create a new joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties.

Please see our risk factors in Item 1A - Risk Factors and financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.
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

•	changes in the national, regional and/or local economic climate;

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

•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect our financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition;

•	changes in laws and governmental regulations related to proposed minimum wage increases may adversely affect our financial condition;

•	poor weather, especially on holiday weekends in the summer that could reduce the economic performance of our Northern resort Properties; and

•	our ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. We intend to continue to acquire Properties. Newly acquired Properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired Property up to standards established for our intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, we expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors may include publicly traded REITs, private REITs and other types of investors. Such competition increases prices for Properties. We expect to acquire Properties with cash from sources including but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, offerings of OP Units, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable Property acquisitions on favorable terms.
The Intended Benefits of Our Acquisitions May Not Be Realized, Which Could Have a Negative Impact on the Market Price of Our Common Stock. Acquisitions pose risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations to the integration of an acquisition;

•	an acquisition may not perform as well as we anticipate;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities; and

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio.
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
The Current Volume of Home Sales Has Resulted In An Increased Use of Our Rental Program to Maintain Occupancy. In recent years, our ability to sell new and used homes was significantly impacted by the disruption in the single family housing market. To maintain occupancy, we increased our manufactured home rental operations by purchasing new homes for rental and also renting used homes acquired from customers through purchase, lien sale or abandonment. While our long-term goal is to sell these rental units to homeowners, there is no assurance that we will be successful and we may not be able to liquidate our investment in these homes. In addition, our home rental operations compete with other types of rentals (e.g., apartments), and there is no assurance we will be able to maintain tenants in our investment of rental units.
Some Potential Losses Are Not Covered by Insurance. We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. In addition we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability, Fiduciary liability and Cyber liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2015. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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

Fluctuations in U.S. currency relative to other countries, primarily Canada, may impact our business. Many of our southern properties earn revenues from Canadian customers who visit during the winter season. In the event the value of Canadian currency decreases relative to the U.S. dollar, we may see a decline in revenue from these customers. In certain properties and markets, the revenue contribution from Canadian customers is significant.

Increases in oil and gasoline prices may have an adverse impact on the RV industry. As customers’ cost to power their recreational vehicles increases, they may reduce the amount of time spent traveling in their RVs. This may negatively impact revenues at our Properties that target these customers.

We have Properties located in geographic areas that are dependent on the energy industry for jobs. In the event the local economies in these areas are negatively impacted by declining oil prices, we may experience reduced property occupancy or be unable to increase rental rates at such Properties.
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
Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.
Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2.2 billion as of December 31, 2014. In January 2015, we refinanced $190.0 million of debt that was set to mature in 2015 and 2016, which results in approximately$312.0 million of remaining debt that is currently set to mature in 2015 and 2016. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

•
we may not be able to refinance existing indebtedness (which requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt; and

•
if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect net income, cash flow and our ability to service debt and make distributions to stockholders.

Ability To Obtain Mortgage Financing Or To Refinance Maturing Mortgages May Adversely Affect Our Financial Condition. Lenders’ demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. If terms are no longer attractive or if financing proceeds are no longer available for any reason, these factors may adversely affect cash flow and our ability to service debt and make distributions to stockholders.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than us) was approximately 31% as of December 31, 2014. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
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
We Depend on Our Subsidiaries’ Dividends and Distributions.
Substantially all of our assets are owned indirectly by the Operating Partnership. As a result, we have no source of cash flow other than distributions from our Operating Partnership. For us to pay dividends to holders of our common stock and preferred stock, the Operating Partnership must first distribute cash to us. Before it can distribute the cash, our Operating Partnership must first satisfy its obligations to its creditors.
Stockholders’ Ability to Effect Changes of Our Control is Limited.
Provisions of Our Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of our charter and bylaws may delay or prevent a change of control or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their common stock or Series C Preferred Stock or which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our stockholders.
Maryland Law Imposes Certain Limitations on Changes of Control. Certain provisions of Maryland law prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is our Chairman of the Board, certain holders of OP Units who received them at the time of our initial public offering, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit.” Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock we transferred as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise or other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of us and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of our stockholders.
Conflicts of Interest Could Influence Our Decisions.
Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2014, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 8.8% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
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
Risk of Governmental Action and of Litigation.
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
Tenant groups have filed lawsuits against us seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters, such as the case currently pending in the California Court of Appeal, Sixth Appellate District, Case No. H041913, involving our California Hawaiian manufactured home property.
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
As of December 31, 2014, we owned or had an ownership interest in 384 Properties located in 32 states and British Columbia, including 121 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that we must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures we incurred and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
We Are Dependent on External Sources of Capital.
To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of our growth potential and our current and potential future earnings. It may be difficult for us to meet one or more of the requirements for qualification as a REIT, including but not limited to our distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase our leverage.
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
Americans with Disabilities Act Compliance Could be Costly.
Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are in compliance in all material respects with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.
Affordable Care Act Compliance Could be Costly.

The Patient Protection and Affordable Care Act was enacted into law in 2010, and amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, among other objectives. Many aspects of the Affordable Care Act are being implemented through new regulations and regulatory guidance, which are continuing to be issued. While we cannot accurately predict at this time the full effect of the Affordable Care Act on our business, compliance may adversely impact our labor costs, our ability to negotiate favorable terms under our benefits plans for our employees, our ability to attract or retain employees or our operations to the extent that compliance may affect the composition of our workforce, any or all of which could be costly. Such costs may adversely affect our ability to make distributions or payments to our investors.

We Face Risks Relating to Cybersecurity Attacks That Could Cause Loss of Confidential Information and Other Business Disruptions.

We rely extensively on internally and externally hosted computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems.  Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems.  A successful attack could disrupt and affect our business operations.
Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.
We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we are generally not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. However, qualification as a REIT for U.S. federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied upon, advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. In particular, the proper U.S. federal income tax treatment of right-to-use membership contracts is uncertain and there is no assurance that the IRS will agree with our treatment of such contracts. If the IRS were to disagree with our analysis or our tax counsel’s analysis of various facts and circumstances, our ability to qualify as a REIT could be adversely affected. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we failed to maintain our qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. If we lost our REIT status, we could not deduct distributions to stockholders in computing our net taxable income and we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our net taxable incomes. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to stockholders. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

Furthermore, we own a direct interest in certain subsidiary REITs which elected to be taxed as REITs under Sections 856 through 860 of the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

We May Pay Some Taxes, Reducing Cash Available for Shareholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some U.S. federal, foreign, state and local taxes on our income and property. Since January 1, 2001, certain of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for U.S. federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are greater than what would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent we are required to pay U.S. federal, foreign, state or local taxes or U.S. federal penalty taxes due to existing laws or changes to them, we will have less cash available for distribution to our stockholders.
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
In May 2014, the FASB issued Accounting Standard Update no. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in U.S. GAAP. Refer to Note 2 in the Notes to Consolidated Financial Statements contained in this Form 10-K for additional detail regarding this recently issued guidance.
Our Accounting Policies for Entering Right-To-Use Contracts Result in a Substantial Deferral of Revenue in Our Financial Results. In 2008, we began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to us. We incur significant selling and marketing expenses to originate the right-to-use contract upgrades, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be 31 years. As a result, we may incur a loss from entering right-to-use contract upgrades, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contract upgrades. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contract upgrades. At the time we began entering right-to-use contracts and after corresponding with the Office of the Chief Accountant at the SEC, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”).
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our customers, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, pickleball, shuffleboard and basketball courts, exercise rooms and various social activities such as concerts. Since most of our customers generally live in our communities for a long time, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that customers comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2014, we owned or had an ownership interest in a portfolio of 384 Properties located throughout the United States and British Columbia containing 143,113 residential Sites. A total of 137 of the Properties are encumbered by debt as of December 31, 2014 (see Note 8 of the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets. (Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.)
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2014.
The following table sets forth certain information relating to the Properties we owned as of December 31, 2014, categorized according to major markets and excluding Properties owned through joint ventures. The RV communities Sites occupied by annual customers are presented as 100% occupied. The annual rent for each year presented is the annualized December monthly Site rent per occupant.  Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Florida
East Coast:
Cheron Village	Davie	FL	MH	30			202	202	97.0%	$8,199
Carriage Cove	Daytona Beach	FL	MH	59			418	418	90.2%	$6,316
Coquina Crossing	Elkton	FL	MH	316	26	145	597	566	95.2%	$6,952
Bulow Plantation	Flagler Beach	FL	MH	323	181	722	276	276	98.6%	$6,789
Bulow RV	Flagler Beach	FL	RV	(f)			352	83	100.0%	$6,186
Carefree Cove	Ft. Lauderdale	FL	MH	20			164	164	93.9%	$7,273
Park City West	Ft. Lauderdale	FL	MH	60			363	363	98.9%	$7,062
Sunshine Holiday MH	Ft. Lauderdale	FL	MH	32			245	245	98.8%	$7,390
Sunshine Holiday RV	Ft. Lauderdale	FL	RV	(f)			130	36	100.0%	$5,943
Lake Worth Village	Lake Worth	FL	MH	117			823	823	79.3%	$6,087
Maralago Cay	Lantana	FL	MH	102	5		603	603	98.7%	$8,346

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Coral Cay	Margate	FL	MH	121			818	818	98.5%	$7,246
Lakewood Village	Melbourne	FL	MH	68			349	349	87.4%	$5,340
Holiday Village	Ormond Beach	FL	MH	43			301	301	87.4%	$5,278
Sunshine Holiday	Ormond Beach	FL	RV	69			349	131	100.0%	$5,528
The Meadows, FL	Palm Beach Gardens	FL	MH	55			379	379	86.8%	$7,591
Breezy Hill RV	Pompano Beach	FL	RV	52			762	394	100.0%	$7,071
Highland Wood RV	Pompano Beach	FL	RV	15			148	19	100.0%	$6,121
Lighthouse Pointe	Port Orange	FL	MH	64			433	433	84.5%	$5,456
Pickwick	Port Orange	FL	MH	84	4		432	432	99.5%	$6,150
Space Coast (a)	Rockledge	FL	RV	24			270	151	100.0%	$3,462
Indian Oaks	Rockledge	FL	MH	38			208	208	100.0%	$5,050
Countryside at Vero Beach	Vero Beach	FL	MH	125			644	644	89.4%	$6,424
Heritage Plantation	Vero Beach	FL	MH	64			437	437	82.8%	$6,088
Holiday Village, FL	Vero Beach	FL	MH	20			128	128	100.0%	$5,810
Sunshine Travel	Vero Beach	FL	RV	30	6	48	300	124	100.0%	$5,482
Heron Cay	Vero Beach	FL	MH	130			589	589	85.9%	$6,386
Vero Palm	Vero Beach	FL	MH	64			285	285	80.0%	$5,975
Village Green	Vero Beach	FL	MH	174			782	781	85.9%	$6,966
Palm Beach Colony	West Palm Beach	FL	MH	48			284	284	91.2%	$5,546
Central:
Clover Leaf Farms	Brooksville	FL	MH	227		100	779	779	96.0%	$5,501
Clover Leaf Forest	Brooksville	FL	RV	30			277	134	100.0%	$3,172
Clerbrook	Clermont	FL	RV	288			1,255	406	100.0%	$5,038
Lake Magic	Clermont	FL	RV	69			471	133	100.0%	$5,282
Orange Lake	Clermont	FL	MH	38			242	242	95.5%	$4,229
Orlando	Clermont	FL	RV	270	30	136	850	181	100.0%	$3,437
Haselton Village	Eustis	FL	MH	52			291	291	97.6%	$3,854
Southern Palms	Eustis	FL	RV	120			950	340	100.0%	$4,715
Lakeside Terrace	Fruitland Park	FL	MH	39			241	241	98.8%	$3,956
Grand Island	Grand Island	FL	MH	35			362	362	63.8%	$5,564
Sherwood Forest	Kissimmee	FL	MH	124			769	769	94.5%	$6,001
Sherwood Forest RV	Kissimmee	FL	RV	107	43	149	513	119	100.0%	$6,025
Tropical Palms (g) (h)	Kissimmee	FL	RV	59			541	—	—%	$—
Beacon Hill Colony	Lakeland	FL	MH	31			201	201	98.5%	$4,547
Beacon Terrace	Lakeland	FL	MH	55			297	297	99.0%	$4,521
Kings & Queens	Lakeland	FL	MH	18			107	107	90.7%	$4,395
Lakeland Harbor	Lakeland	FL	MH	65			504	504	99.4%	$4,672
Lakeland Junction	Lakeland	FL	MH	23			193	193	97.9%	$4,048

Markets/Metro Area	Properties	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Coachwood Colony	Leesburg	FL	MH	29			201	201	90.0%	$4,338
Mid-Florida Lakes	Leesburg	FL	MH	290			1,225	1,225	84.1%	$5,966
Southernaire	Mt. Dora	FL	MH	14			114	114	84.2%	$4,273
Foxwood	Ocala	FL	MH	56			373	373	82.3%	$4,937
Oak Bend	Ocala	FL	MH	62	3		262	262	87.0%	$5,394
Villas at Spanish Oaks	Ocala	FL	MH	69			459	459	86.5%	$5,263
Audubon	Orlando	FL	MH	40			280	280	95.4%	$4,484
Hidden Valley	Orlando	FL	MH	50			303	303	99.0%	$6,262
Starlight Ranch	Orlando	FL	MH	130			783	783	86.0%	$5,955
Covington Estates	Saint Cloud	FL	MH	59			241	241	96.7%	$4,343
Parkwood Communities	Wildwood	FL	MH	121			694	694	97.3%	$3,361
Three Flags RV Resort	Wildwood	FL	RV	23			221	27	100.0%	$2,368
Winter Garden	Winter Garden	FL	RV	27			350	120	100.0%	$4,887
Gulf Coast (Tampa/Naples):
Toby’s RV	Arcadia	FL	RV	44			379	264	100.0%	$3,037
Sunshine Key	Big Pine Key	FL	RV	54			409	78	100.0%	$10,247
Winter Quarters Manatee	Bradenton	FL	RV	42			415	231	100.0%	$5,418
Windmill Manor	Bradenton	FL	MH	49			292	292	95.9%	$6,807
Glen Ellen	Clearwater	FL	MH	12			106	106	91.5%	$3,949
Hillcrest	Clearwater	FL	MH	25			278	278	96.8%	$5,524
Holiday Ranch	Clearwater	FL	MH	12			150	150	95.3%	$5,140
Silk Oak	Clearwater	FL	MH	19			181	181	94.5%	$5,307
Shady Oaks	Clearwater	FL	MH	31			249	249	95.6%	$5,054
Shady Village	Clearwater	FL	MH	19			156	156	94.9%	$4,998
Crystal Isles	Crystal River	FL	RV	38			260	57	100.0%	$5,279
Lake Haven	Dunedin	FL	MH	48			379	379	94.2%	$6,285
Colony Cove	Ellenton	FL	MH	538			2,207	2,207	91.6%	$6,752
Ridgewood Estates	Ellenton	FL	MH	77			380	380	98.9%	$4,712
Fiesta Key	Long Key	FL	RV	28			324	15	100.0%	$6,040
Fort Myers Beach Resort	Fort Myers	FL	RV	31			306	107	100.0%	$6,505
Gulf Air Resort	Fort Myers Beach	FL	RV	25			246	152	100.0%	$5,730
Barrington Hills	Hudson	FL	RV	28			392	245	100.0%	$3,565
Down Yonder	Largo	FL	MH	50			361	361	99.7%	$6,554
East Bay Oaks	Largo	FL	MH	40			328	328	99.1%	$5,493
Eldorado Village	Largo	FL	MH	25			227	227	99.6%	$5,517
Shangri La	Largo	FL	MH	14			160	160	93.8%	$5,319
Vacation Village	Largo	FL	RV	29			293	162	100.0%	$4,690
Whispering Pines - Largo	Largo	FL	MH	55			393	392	88.3%	$5,893

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Winter Quarters Pasco	Lutz	FL	RV	27			255	186	100.0%	$4,159
Buccaneer	N. Ft. Myers	FL	MH	223	39	162	971	971	98.6%	$6,850
Island Vista MHC	N. Ft. Myers	FL	MH	121			616	616	72.4%	$4,821
Lake Fairways	N. Ft. Myers	FL	MH	259			896	896	99.3%	$6,546
Pine Lakes	N. Ft. Myers	FL	MH	314			584	584	100.0%	$8,201
Pioneer Village	N. Ft. Myers	FL	RV	90			733	373	100.0%	$5,096
The Heritage	N. Ft. Myers	FL	MH	214	22	132	453	453	98.5%	$6,304
Windmill Village	N. Ft. Myers	FL	MH	69			491	491	92.3%	$5,351
Country Place	New Port Richey	FL	MH	82			515	515	100.0%	$6,037
Hacienda Village	New Port Richey	FL	MH	66			505	505	98.4%	$5,678
Harbor View	New Port Richey	FL	MH	69			471	471	97.5%	$4,810
Bay Lake Estates	Nokomis	FL	MH	34			228	228	94.3%	$7,085
Lake Village	Nokomis	FL	MH	65			391	391	99.2%	$6,448
Royal Coachman	Nokomis	FL	RV	111			546	432	100.0%	$7,175
Silver Dollar	Odessa	FL	RV	412			459	392	100.0%	$6,833
Terra Ceia	Palmetto	FL	RV	18			203	150	100.0%	$4,191
Lakes at Countrywood	Plant City	FL	MH	122			424	424	91.3%	$4,997
Meadows at Countrywood	Plant City	FL	MH	140	13	110	799	799	95.4%	$5,865
Oaks at Countrywood	Plant City	FL	MH	44			168	168	76.2%	$4,965
Harbor Lakes	Port Charlotte	FL	RV	80			528	307	100.0%	$5,348
Emerald Lake	Punta Gorda	FL	MH	28			200	200	96.0%	$4,734
Gulf View	Punta Gorda	FL	RV	78			206	62	100.0%	$5,191
Tropical Palms	Punta Gorda	FL	MH	50			294	294	88.8%	$4,154
Winds of St. Armands No.	Sarasota	FL	MH	74			471	471	98.5%	$7,182
Winds of St. Armands So.	Sarasota	FL	MH	61			306	306	99.3%	$7,330
Peace River	Wauchula	FL	RV	72	38		454	44	100.0%	$2,388
Topics	Spring Hill	FL	RV	35			230	170	100.0%	$3,498
Pine Island	St. James City	FL	RV	31			363	107	100.0%	$5,815
Carefree Village	Tampa	FL	MH	58			401	401	96.5%	$4,971
Tarpon Glen	Tarpon Springs	FL	MH	24			169	169	88.8%	$5,187
Featherock	Valrico	FL	MH	84			521	521	98.3%	$5,290
Bay Indies	Venice	FL	MH	210			1,309	1,309	98.3%	$8,516
Ramblers Rest	Venice	FL	RV	117			647	401	100.0%	$6,460
Crystal Lakes-Zephyrhills	Zephyrhills	FL	MH	146		140	321	318	95.6%	$3,747
Sixth Avenue	Zephyrhills	FL	MH	14			140	140	77.9%	$2,792
Total Florida Market				9,942	410	1,844	51,559	42,469	93.9%	$5,905

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
California
Northern California:
Monte del Lago	Castroville	CA	MH	54			310	310	99.7%	$13,264
Colony Park	Ceres	CA	MH	20			186	186	90.9%	$6,493
Russian River	Cloverdale	CA	RV	41			135	2	100.0%	$2,973
Snowflower (h)	Emigrant Gap	CA	RV	612	200		268	—	—%	$—
Four Seasons	Fresno	CA	MH	40			242	242	90.9%	$4,550
Yosemite Lakes	Groveland	CA	RV	403	30	111	299	4	100.0%	$2,035
Tahoe Valley (b) (h)	Lake Tahoe	CA	RV	86	20	200	413	—	—%	$—
Sea Oaks	Los Osos	CA	MH	18			125	125	100.0%	$6,399
Ponderosa (b)	Lotus	CA	RV	22			170	18	100.0%	$3,948
Turtle Beach	Manteca	CA	RV	39			79	25	100.0%	$3,961
Coralwood (b)	Modesto	CA	MH	22			194	194	69.6%	$8,262
Lake Minden	Nicolaus	CA	RV	165	82	540	323	9	100.0%	$3,077
Lake of the Springs	Oregon House	CA	RV	954	507	1,014	541	63	100.0%	$2,939
Concord Cascade	Pacheco	CA	MH	31			283	283	100.0%	$8,732
San Francisco RV (h)	Pacifica	CA	RV	12			131	—	—%	$—
Quail Meadows	Riverbank	CA	MH	20			146	146	89.7%	$8,508
California Hawaiian	San Jose	CA	MH	50			418	418	100.0%	$11,633
Sunshadow (b)	San Jose	CA	MH	30			121	121	100.0%	$11,609
Village of the Four Seasons	San Jose	CA	MH	30			271	271	100.0%	$10,704
Westwinds (4 Properties) (b)	San Jose	CA	MH	88			723	723	99.9%	$12,506
Laguna Lake	San Luis Obispo	CA	MH	100			300	300	100.0%	$6,440
Contempo Marin	San Rafael	CA	MH	63			396	396	99.7%	$11,937
DeAnza Santa Cruz	Santa Cruz	CA	MH	30			198	198	92.9%	$15,727
Santa Cruz Ranch RV Resort (h)	Scotts Valley	CA	RV	7			106	—	—%	$—
Royal Oaks	Visalia	CA	MH	20			149	149	81.2%	$6,664
Southern California:
Soledad Canyon	Acton	CA	RV	273			1,251	91	100.0%	$2,807
Los Ranchos	Apple Valley	CA	MH	30			389	389	96.7%	$6,670
Date Palm Country Club (b)	Cathedral City	CA	MH	232	3	24	538	538	97.0%	$11,967
Date Palm RV	Cathedral City	CA	RV	(f)			140	23	100.0%	$4,178
Oakzanita	Descanso	CA	RV	145	5		146	20	100.0%	$3,050
Rancho Mesa	El Cajon	CA	MH	20			158	158	96.2%	$11,870
Rancho Valley	El Cajon	CA	MH	19			140	140	97.1%	$12,593
Royal Holiday	Hemet	CA	MH	22			198	196	65.3%	$5,810
Idyllwild	Idyllwild	CA	RV	191			287	49	100.0%	$2,556
Pio Pico	Jamul	CA	RV	176	10		512	114	100.0%	$3,654

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Wilderness Lakes	Menifee	CA	RV	73			529	46	100.0%	$3,891
Morgan Hill	Morgan Hill	CA	RV	62			339	44	100.0%	$3,492
Pacific Dunes Ranch (h)	Oceana	CA	RV	48			215	—	—%	$—
San Benito	Paicines	CA	RV	199	23		523	56	100.0%	$2,830
Palm Springs	Palm Desert	CA	RV	35			401	33	100.0%	$3,681
Las Palmas	Rialto	CA	MH	18			136	136	100.0%	$7,142
Parque La Quinta	Rialto	CA	MH	19			166	166	100.0%	$6,757
Rancho Oso	Santa Barbara	CA	RV	310	40		187	20	100.0%	$3,503
Meadowbrook	Santee	CA	MH	43			338	338	99.7%	$9,374
Lamplighter	Spring Valley	CA	MH	32			270	270	99.3%	$12,514
Santiago Estates	Sylmar	CA	MH	113	9		300	300	100.0%	$13,143
Total California Market				5,017	929	1,889	13,690	7,310	96.3%	$9,634
Arizona
Countryside RV	Apache Junction	AZ	RV	53			560	274	100.0%	$3,365
Golden Sun RV	Apache Junction	AZ	RV	33			329	205	100.0%	$3,500
Apache East	Apache Junction	AZ	MH	17			123	123	97.6%	$5,200
Denali Park	Apache Junction	AZ	MH	33			163	163	98.2%	$4,395
Valley Vista (h)	Benson	AZ	RV	6			145	—	—%	$—
Casita Verde RV	Casa Grande	AZ	RV	14			192	99	100.0%	$2,541
Fiesta Grande RV	Casa Grande	AZ	RV	77			767	529	100.0%	$3,072
Foothills West RV	Casa Grande	AZ	RV	16			188	119	100.0%	$2,541
Sunshine Valley	Chandler	AZ	MH	55			381	381	93.7%	$5,672
Verde Valley	Cottonwood	AZ	RV	273	129	515	352	67	100.0%	$3,150
Casa del Sol East II	Glendale	AZ	MH	29			239	239	95.8%	$6,399
Casa del Sol East III	Glendale	AZ	MH	28			236	236	92.8%	$6,095
Palm Shadows	Glendale	AZ	MH	33			294	294	95.2%	$5,469
Mesa Spirit (a)	Mesa	AZ	RV	90			1,600	645	100.0%	$16
Monte Vista	Mesa	AZ	RV	142	56	515	832	751	100.0%	$6,162
Viewpoint	Mesa	AZ	RV	332	55	467	1,991	1,613	100.0%	$5,928
Hacienda de Valencia	Mesa	AZ	MH	51			364	364	98.9%	$6,622
The Highlands at Brentwood	Mesa	AZ	MH	45			268	268	99.6%	$7,285
Seyenna Vistas (The Mark)	Mesa	AZ	MH	60	4		407	407	96.1%	$4,201
Apollo Village	Peoria	AZ	MH	29	3		238	238	98.7%	$5,796
Casa del Sol West I	Peoria	AZ	MH	31			245	245	98.8%	$6,491
Carefree Manor	Phoenix	AZ	MH	16			130	130	100.0%	$5,508
Central Park	Phoenix	AZ	MH	37			293	293	100.0%	$6,845
Desert Skies	Phoenix	AZ	MH	24			166	166	99.4%	$6,209
Sunrise Heights	Phoenix	AZ	MH	28			199	199	99.5%	$6,357

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Whispering Palms	Phoenix	AZ	MH	15			116	116	100.0%	$5,226
Desert Vista	Salome	AZ	RV	10			125	5	100.0%	$—
Sedona Shadows	Sedona	AZ	MH	48	6	10	198	198	99.5%	$8,983
Venture In	Show Low	AZ	RV	26			389	271	100.0%	$3,231
Paradise	Sun City	AZ	RV	80			950	771	100.0%	$4,596
The Meadows	Tempe	AZ	MH	60			390	391	99.2%	$6,979
Fairview Manor	Tucson	AZ	MH	28			237	237	97.9%	$4,606
Westpark	Wickenburg	AZ	MH	48		30	231	188	100.0%	$6,312
Araby	Yuma	AZ	RV	25			337	306	100.0%	$3,574
Cactus Gardens	Yuma	AZ	RV	43			430	278	100.0%	$2,445
Capri RV	Yuma	AZ	RV	20			303	256	100.0%	$3,221
Desert Paradise	Yuma	AZ	RV	26			260	130	100.0%	$2,501
Foothill	Yuma	AZ	RV	18			180	73	100.0%	$2,476
Mesa Verde	Yuma	AZ	RV	28			345	304	100.0%	$3,121
Suni Sands	Yuma	AZ	RV	34			336	210	100.0%	$2,983
Total Arizona Market				2,061	253	1,537	15,529	11,782	99.4%	$5,105
Colorado
Hillcrest Village	Aurora	CO	MH	72			601	601	96.7%	$7,321
Cimarron	Broomfield	CO	MH	50			327	327	90.8%	$7,389
Holiday Village	Co. Springs	CO	MH	38			240	240	84.6%	$6,659
Bear Creek	Sheridan	CO	MH	12			124	124	84.7%	$7,345
Holiday Hills	Denver	CO	MH	99			736	736	80.4%	$7,458
Golden Terrace	Golden	CO	MH	32			264	264	93.2%	$7,805
Golden Terrace South	Golden	CO	MH	15			80	80	75.0%	$7,580
Golden Terrace South RV (h)	Golden	CO	RV	(f)			80	—	—%	$—
Golden Terrace West	Golden	CO	MH	39	7		311	311	80.1%	$7,591
Pueblo Grande	Pueblo	CO	MH	33			250	251	61.8%	$4,410
Woodland Hills	Thornton	CO	MH	55			434	434	75.6%	$7,196
Total Colorado Market				445	7	—	3,447	3,368	83.6%	$7,207
Northeast
Stonegate Manor	North Windham	CT	MH	114			372	372	96.2%	$5,431
Waterford	Bear	DE	MH	159			731	731	95.6%	$7,263
Whispering Pines	Lewes	DE	MH	67	2		393	393	87.8%	$5,746
Mariners Cove	Millsboro	DE	MH	101			375	375	95.5%	$7,838
Aspen Meadows	Rehoboth Beach	DE	MH	46			200	200	99.5%	$6,416
Camelot Meadows	Rehoboth Beach	DE	MH	61			301	301	99.0%	$6,048
McNicol	Lewes	DE	MH	25			92	93	96.8%	$5,727
Sweetbriar	Millsboro	DE	MH	38			145	145	95.2%	$5,507

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
The Glen	Rockland	MA	MH	24			36	36	100.0%	$7,310
Gateway to Cape Cod	Rochester	MA	RV	80			194	61	100.0%	$2,413
Hillcrest - MA	Rockland	MA	MH	19			80	80	95.0%	$7,203
Old Chatham RV	South Dennis	MA	RV	47	11		312	268	100.0%	$4,288
Sturbridge	Sturbridge	MA	RV	223			155	85	100.0%	$2,245
Fernwood	Capitol Heights	MD	MH	40			329	329	94.2%	$6,274
Williams Estates and Peppermint Woods	Middle River	MD	MH	121			803	804	98.8%	$6,967
Mount Desert Narrows	Bar Harbor	ME	RV	90	12		206	5	100.0%	$1,922
Patten Pond	Ellsworth	ME	RV	43	60		137	10	100.0%	$2,691
Moody Beach	Wells	ME	RV	48		30	203	84	100.0%	$3,511
Pinehurst RV Park	Old Orchard Beach	ME	RV	58			550	498	100.0%	$3,574
Narrows Too	Trenton	ME	RV	42			207	7	100.0%	$2,254
Sandy Beach RV	Contoocook	NH	RV	40			190	106	100.0%	$3,128
Pine Acres (a)	Raymond	NH	RV	100			421	252	100.0%	$3,567
Tuxbury Resort	South Hampton	NH	RV	193	100		305	169	100.0%	$3,292
Mays Landing (a)	Mays Landing	NJ	RV	18			168	45	100.0%	$2,752
Echo Farms (a)	Ocean View	NJ	RV	31			237	205	100.0%	$4,179
Lake & Shore	Ocean View	NJ	RV	162			401	256	100.0%	$4,940
Chestnut Lake	Port Republic	NJ	RV	32			185	28	100.0%	$2,082
Sea Pines	Swainton	NJ	RV	75			549	271	100.0%	$3,476
Pine Ridge at Crestwood	Whiting	NJ	MH	188			1,035	1,035	88.7%	$5,566
Rondout Valley Resort	Accord	NY	RV	184	94		398	82	100.0%	$2,842
Alpine Lake	Corinth	NY	RV	200	54		500	329	100.0%	$3,073
Lake George Escape	Lake George	NY	RV	178	30		576	43	100.0%	$3,782
The Woodlands	Lockport	NY	MH	225			1,182	1,182	87.6%	$5,316
Greenwood Village	Manorville	NY	MH	79	14	7	512	512	98.4%	$8,790
Brennan Beach	Pulaski	NY	RV	201			1,377	1,192	100.0%	$2,428
Lake George Schroon Valley	Warrensburg	NY	RV	151			151	91	100.0%	$2,305
Greenbriar Village	Bath	PA	MH	63			319	319	96.9%	$6,943
Sun Valley	Bowmansville	PA	RV	86		20	265	209	100.0%	$2,903
Green Acres	Breinigsville	PA	MH	149			595	595	94.3%	$7,847
Gettysburg Farm	Dover	PA	RV	124			265	72	100.0%	$2,101
Timothy Lake South	East Stroudsburg	PA	RV	65			327	93	100.0%	$2,252
Timothy Lake North	East Stroudsburg	PA	RV	93			323	140	100.0%	$2,243
Circle M	Lancaster	PA	RV	103			380	67	100.0%	$2,107
Hershey Preserve	Lebanon	PA	RV	196	20		297	58	100.0%	$3,050
Robin Hill	Lenhartsville	PA	RV	44			270	148	100.0%	$2,676
PA Dutch County	Manheim	PA	RV	102			269	79	100.0%	$1,977

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Spring Gulch	New Holland	PA	RV	114			420	134	100.0%	$4,177
Lil Wolf	Orefield	PA	MH	56			271	271	95.6%	$7,102
Scotrun	Scotrun	PA	RV	63		35	178	132	100.0%	$1,938
Appalachian	Shartlesville	PA	RV	86	30	200	358	201	100.0%	$2,697
Mountain View - PA	Walnutport	PA	MH	45			189	188	93.1%	$5,527
Total Northeast Market				4,892	427	292	18,734	13,381	96.3%	$5,086
Southeast
Hidden Cove	Arley	AL	RV	99	60	200	79	52	100.0%	$2,081
Diamond Caverns Resort	Park City	KY	RV	714	350	469	220	9	100.0%	$1,475
Forest Lake	Advance	NC	RV	306	81		305	96	100.0%	$1,016
Scenic	Asheville	NC	MH	28			206	205	82.4%	$4,265
Waterway RV	Cedar Point	NC	RV	27			336	323	100.0%	$3,897
Twin Lakes	Chocowinity	NC	RV	132			419	326	100.0%	$3,199
Green Mountain Park	Lenoir	NC	RV	1,077	400	360	447	163	100.0%	$1,610
Lake Gaston	Littleton	NC	RV	69		20	235	174	100.0%	$2,512
Lake Myers RV	Mocksville	NC	RV	74			425	298	100.0%	$2,259
Goose Creek	Newport	NC	RV	92	6	51	735	632	100.0%	$4,177
Carolina Landing	Fair Play	SC	RV	73			192	54	100.0%	$1,605
Inlet Oaks	Murrells Inlet	SC	MH	35			172	172	98.8%	$4,370
The Oaks at Point South (h)	Yemassee	SC	RV	10			93	—	—%	$—
Natchez Trace	Hohenwald	TN	RV	672	140		531	147	100.0%	$1,168
Cherokee Landing	Saulsbury	TN	RV	254	124		339	3	100.0%	$1,572
Meadows of Chantilly	Chantilly	VA	MH	82			500	500	99.6%	$11,739
Harbor View (h)	Colonial Beach	VA	RV	69			146	—	—%	$—
Lynchburg	Gladys	VA	RV	170	59		222	30	100.0%	$1,277
Chesapeake Bay	Gloucester	VA	RV	282	80	200	392	135	100.0%	$3,359
Virginia Landing	Quinby	VA	RV	863	178		233	2	100.0%	$922
Regency Lakes	Winchester	VA	MH	165			523	523	91.0%	$5,891
Williamsburg	Williamsburg	VA	RV	65			211	88	100.0%	$2,153
Total Southeast Market				5,358	1,478	1,300	6,961	3,932	97.8%	$4,576
Midwest
O’Connell’s	Amboy	IL	RV	286	100	600	668	367	100.0%	$3,064
Pheasant Lake Estates	Beecher	IL	MH	160			613	613	100.0%	$7,010
Pine Country	Belvidere	IL	RV	131			126	135	100.0%	$1,689
Willow Lake Estates	Elgin	IL	MH	111			616	616	85.2%	$8,445
Golf Vista Estates	Monee	IL	MH	144	4		408	408	90.9%	$7,613
Indian Lakes	Batesville	IN	RV	545	159	318	1,000	446	100.0%	$1,691
Horseshoe Lakes	Clinton	IN	RV	289	96	96	123	75	100.0%	$898

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Twin Mills RV	Howe	IN	RV	137	5	50	501	218	100.0%	$2,146
Hoosier Estates	Lebanon	IN	MH	60			288	288	91.3%	$3,638
Lakeside	New Carlisle	IN	RV	13			89	80	100.0%	$5,463
Oak Tree Village	Portage	IN	MH	76			361	361	66.2%	$5,408
North Glen Village	Westfield	IN	MH	88			282	282	80.9%	$4,662
Lake in the Hills	Auburn Hills	MI	MH	51			238	237	87.3%	$5,707
Bear Cave Resort	Buchanan	MI	RV	25	10		136	10	100.0%	$1,953
Saint Claire	Saint Claire	MI	RV	210	100		229	65	100.0%	$1,184
Swan Creek	Ypsilanti	MI	MH	59			294	294	97.6%	$5,528
Cedar Knolls	Apple Valley	MN	MH	93			457	457	81.4%	$7,094
Cimarron Park	Lake Elmo	MN	MH	230			505	505	82.8%	$7,210
Rockford Riverview Estates	Rockford	MN	MH	88			428	428	81.1%	$4,527
Rosemount Woods	Rosemount	MN	MH	50			182	182	94.0%	$6,647
Buena Vista	Fargo	ND	MH	76			399	398	86.7%	$4,901
Meadow Park	Fargo	ND	MH	17			116	116	85.3%	$3,633
Kenisee Lake	Jefferson	OH	RV	143	50		119	60	100.0%	$1,292
Wilmington	Wilmington	OH	RV	109	41		169	90	100.0%	$1,765
Rainbow Lake Manor	Bristol	WI	MH	99			270	270	93.7%	$6,999
Fremont	Fremont	WI	RV	98	5		325	124	100.0%	$2,951
Yukon Trails	Lyndon Station	WI	RV	150	30		214	119	100.0%	$1,939
Blackhawk (a)	Milton	WI	RV	214			490	370	100.0%	$3,077
Lakeland (a)	Milton	WI	RV	107			682	485	100.0%	$3,743
Westwood Estates	Pleasant Prairie	WI	MH	95			327	324	90.7%	$7,382
Plymouth Rock	Plymouth	WI	RV	133			610	420	100.0%	$2,183
Tranquil Timbers	Sturgeon Bay	WI	RV	125			270	185	100.0%	$2,084
Neshonoc Lakeside	West Salem	WI	RV	48			284	179	100.0%	$3,265
Arrowhead	Wisconsin Dells	WI	RV	166	40	200	377	192	100.0%	$1,787
Total Midwest Market				4,426	640	1,264	12,196	9,399	92.1%	$4,760
Nevada, Utah, and Idaho
Coach Royale	Boise	ID	MH	12			91	91	75.8%	$4,583
Maple Grove	Boise	ID	MH	38			271	271	80.4%	$4,955
Shenandoah Estates	Boise	ID	MH	24			154	154	98.7%	$5,724
West Meadow Estates	Boise	ID	MH	29			178	178	100.0%	$5,688
Mountain View - NV	Henderson	NV	MH	72			354	354	99.2%	$8,600
Las Vegas	Las Vegas	NV	RV	11			217	5	100.0%	$3,070
Bonanza	Las Vegas	NV	MH	43			353	353	56.7%	$6,080
Boulder Cascade	Las Vegas	NV	MH	39			299	299	76.3%	$6,976
Cabana	Las Vegas	NV	MH	37			263	263	98.1%	$7,021

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Flamingo West	Las Vegas	NV	MH	37			258	258	98.1%	$8,007
Villa Borega	Las Vegas	NV	MH	40			293	293	75.1%	$7,023
Westwood Village	Farr West	UT	MH	46			314	314	99.7%	$5,261
All Seasons	Salt Lake City	UT	MH	19			121	121	100.0%	$6,055
St. George	Hurricane	UT	RV	26			123	5	100.0%	$—
Total Nevada, Utah, and Idaho Market				473	—	—	3,289	2,959	86.9%	$8,639
Northwest
Cultus Lake (Canada) (b)	Lindell Beach	BC	RV	15			178	46	100.0%	$2,821
Thousand Trails Bend	Bend	OR	RV	289	100	145	351	35	100.0%	$2,338
Pacific City	Cloverdale	OR	RV	105			307	32	100.0%	$3,591
South Jetty	Florence	OR	RV	57			204	3	100.0%	$1,206
Seaside Resort	Seaside	OR	RV	80			251	49	100.0%	$2,997
Whaler’s Rest Resort	South Beach	OR	RV	39			170	16	100.0%	$3,224
Mt. Hood	Welches	OR	RV	115	30	202	436	70	100.0%	$5,822
Shadowbrook	Clackamas	OR	MH	21			156	156	99.4%	$8,118
Falcon Wood Village	Eugene	OR	MH	23			183	183	97.8%	$6,663
Quail Hollow (b)	Fairview	OR	MH	21			137	137	95.6%	$8,102
Birch Bay	Blaine	WA	RV	31			246	24	100.0%	$2,957
Mt. Vernon	Bow	WA	RV	311			251	27	100.0%	$3,184
Chehalis	Chehalis	WA	RV	309	85		360	29	100.0%	$2,621
Grandy Creek	Concrete	WA	RV	63			179	2	100.0%	$1,987
Tall Chief	Fall City	WA	RV	71			180	7	100.0%	$5,824
La Conner (b)	La Conner	WA	RV	106	5		319	30	100.0%	$3,871
Leavenworth	Leavenworth	WA	RV	255	50		266	20	100.0%	$1,890
Thunderbird Resort	Monroe	WA	RV	45	2		136	26	100.0%	$2,682
Little Diamond	Newport	WA	RV	360	119		520	4	100.0%	$1,846
Oceana Resort	Ocean City	WA	RV	16			84	2	100.0%	$1,017
Crescent Bar Resort	Quincy	WA	RV	14			115	18	100.0%	$3,311
Long Beach	Seaview	WA	RV	17			144	11	100.0%	$2,196
Paradise Resort	Silver Creek	WA	RV	60			214	6	100.0%	$2,091
Kloshe Illahee	Federal Way	WA	MH	50			258	258	100.0%	$9,902
Total Northwest Market				2,473	391	347	5,645	1,191	99.1%	$6,450
Texas
Alamo Palms	Alamo	TX	RV	58			643	342	100.0%	$4,078
Bay Landing	Bridgeport	TX	RV	443	235		293	56	100.0%	$2,258
Colorado River	Columbus	TX	RV	218	51		132	20	100.0%	$3,228
Victoria Palms	Donna	TX	RV	117			1,122	512	100.0%	$5,041
Lake Texoma (b)	Gordonville	TX	RV	201			301	107	100.0%	$2,083

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/14	Total Number of Annual Sites as of 12/31/14	Annual Site Occupancy as of 12/31/14	Annual Rent as of 12/31/14
Lakewood	Harlingen	TX	RV	30			301	110	100.0%	$2,129
Paradise Park RV	Harlingen	TX	RV	60			563	299	100.0%	$3,262
Sunshine RV	Harlingen	TX	RV	84			1,027	404	100.0%	$2,709
Tropic Winds	Harlingen	TX	RV	112	74		531	126	100.0%	$2,094
Medina Lake	Lakehills	TX	RV	208	50		387	21	100.0%	$2,111
Paradise South	Mercedes	TX	RV	49			493	205	100.0%	$2,269
Lake Tawakoni (b)	Point	TX	RV	324	11		293	72	100.0%	$2,099
Fun n Sun RV	San Benito	TX	RV	135	40		1,435	623	100.0%	$3,469
Southern Comfort	Weslaco	TX	RV	40			403	327	100.0%	$2,998
Country Sunshine	Weslaco	TX	RV	37			390	178	100.0%	$2,988
Lake Whitney (b)	Whitney	TX	RV	403	158		261	30	100.0%	$2,679
Lake Conroe	Willis	TX	RV	129	30	300	363	154	100.0%	$3,513
Total Texas Market				2,648	649	300	8,938	3,586	100.0%	$3,322

Grand Total All Markets				37,735	5,184	8,773	139,988	99,377	94.8%	$6,040
 _____________________

(a)	Property acquired in 2014.

(b)	Land is leased by us under a non-cancelable operating lease. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

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

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by us during 2014, as the Property is leased to a third party operator.

(h)	Property does not contain annual Sites.

Item 3. Legal Proceedings
The legal proceedings disclosure is incorporated herein by reference from Note 18 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 20, 2015, the reported closing price per share of ELS common stock on the NYSE was $54.36 and there were approximately 281 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2014 and 2013 are set forth in the table below:

	Close	High	Low	Distributions Declared
2014
1st Quarter	$40.65	$41.61	$35.75	$0.3250
2nd Quarter	$44.16	$45.17	$40.14	$0.3250
3rd Quarter	$42.36	$46.27	$41.44	$0.3250
4th Quarter	$51.55	$52.62	$42.33	$0.3250
	Close	High	Low	Distributions Declared
2013
1st Quarter	$38.40	$38.41	$33.84	$0.2500
2nd Quarter	$39.30	$42.78	$36.60	$0.2500
3rd Quarter	$34.17	$41.68	$33.84	$0.2500
4th Quarter	$36.23	$38.68	$33.47	$0.2500
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/14-10/31/14	—	$—	None	None
11/1/14-11/30/14	766	$48.43	None	None
12/1/14-12/31/14	34,727	$51.87	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2014 through December 31, 2014, 35,493 shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain of our executive officers may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. The Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	Years Ended December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Income Statement Data:
Total Revenues	$776,809	$729,048	$684,298	$577,609	$517,897
Total Expenses	(644,376)	(653,840)	(622,450)	(537,600)	(459,296)
Equity in income from unconsolidated joint ventures	4,578	2,039	1,899	1,948	2,027
Gain on sale of property (2)	1,457	—	—	—	—
Income from discontinued operations	—	7,133	6,116	547	—
Gain (loss) on sale of property, net of taxes	—	41,525	4,596	—	(231)
Consolidated net income	$138,468	$125,905	$74,459	$42,504	$60,397

Net income available for Common Shares	$118,731	$106,919	$54,779	$22,775	$38,354

Comprehensive income attributable to Common Shares	$119,234	$108,443	$54,742	$20,467	$38,354

Earnings per Common Share - Basic:
Net income available for Common Shares	$1.42	$1.29	$0.67	$0.32	$0.63

Earnings per Common Share - Fully Diluted:
Net income available for Common Shares	$1.41	$1.28	$0.66	$0.32	$0.62

Distributions declared per Common Share outstanding	$1.30	$1.00	$0.88	$0.75	$0.60

Weighted average Common Shares outstanding - basic	83,362	83,018	82,348	71,182	61,034
Weighted average Common Shares outstanding - fully diluted	91,511	91,196	90,862	80,660	71,036

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,387,913	$4,228,106	$4,044,650	$3,960,692	$2,584,987
Total assets	3,446,339	3,392,309	3,398,622	3,496,407	2,048,755
Total mortgage notes and term loan	2,212,246	2,192,368	2,261,610	2,276,250	1,012,919
Non-controlling interest preferred OP Units	—	—	—	—	200,000
Series A Preferred Stock (3)	—	—	—	200,000	—
Series C Preferred Stock (3)	136,144	136,144	136,144	—	—
Total Common Equity (4)	775,849	827,061	788,158	799,280	260,158

Other Data:
Funds from operations (5)	$246,588	$191,049	$209,993	$147,457	$125,989
Normalized funds from operations (5)	$253,257	$232,298	$209,688	$165,950	$130,001
Total Properties (at end of period) (6)	384	377	383	382	307
Total Sites (at end of period) (6)	143,113	139,126	142,679	141,132	111,002
________________________________

1.	Certain prior year amounts have been reclassified to conform to the 2014 presentation. These reclassifications did not have a material effect on the consolidated financial statements.

2.
Effective January 1, 2014, we adopted on a prospective basis the new Accounting Standard Update 2014-08, Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changed the definition of discontinued operations. Under the new guidance the gain on sale of property recognized during the year ended December 31, 2014 did not meet the criteria of discontinued operations and accordingly it is presented as part of our continuing operations.

3.
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

4.
In 2011, we issued 12,075,000 shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs. During the year ended December 31, 2011, we issued 3,416,552 shares of Common Stock and 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”) with an aggregate value of $224.2 million, net of offering costs, to partially fund the purchase of a portfolio of Properties (refer to footnote 6 below). All of the Series B Preferred Stock was exchanged for Common Stock.

5.
Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and normalized funds from operations and for a reconciliation of these non-GAAP financial measures to net income.

6.	In 2011, we closed on the acquisition of a portfolio that consisted of 74 manufactured home communities and one RV resort containing 30,129 Sites on approximately 6,400 acres located in 16 states.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2014 Accomplishments

•	Occupancy within our Core Portfolio (as defined below) increased by 214 Sites to a total of 92.2% at year end and home owner base occupancy increased by 464 sites.

•	New home sales volume increased more than double relative to 2013.

•	Closed on the acquisition of seven RV resorts for a total purchase price of approximately $85.7 million.

•
Exercised our purchase option and acquired land comprising a portion of the Colony Cove property for approximately $35.9 million, which resulted in the termination of the previous ground lease related to the property.

•	Raised our annual dividend to $1.30 per share in 2014, an increase of 30% compared to $1.00 per share in 2013.

•	Amended our Line of Credit to increase the borrowing capacity from $380.0 million to $400.0 million and extend the maturity date to July 17, 2018.

•	Amended our $200.0 million term loan to decrease the per annum interest rate and extend the maturity date to January 10, 2020.

•	Paid maturing debt of approximately $90.0 million and refinanced the loan secured by our Colony Cove community.
Overview and Outlook
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis.
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2015, and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 96,100 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of
December 31, 2014
Community Sites	70,000
Resort Sites:
Annual	25,600
Seasonal	10,100
Transient	10,200
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
143,100
 _____________________

(1)	Includes approximately 5,100 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
The following comparisons exclude the results from the 11 manufactured home communities that were disposed of during 2013 (the “Michigan Properties”). Their results have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013 and 2012, which was prior to our prospective adoption of ASU 2014-08 (see Note 5 in the Notes to the Consolidated Financial Statements contained in this Form 10-K). Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated for the same period in 2014 and 2013.
For the year ended December 31, 2014, property operating revenues in our Core Portfolio, excluding deferrals, were up 3.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 2.5%, resulting in an increase in core net operating income before property management and deferrals of 4.5%.

A significant portion of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date.
Twenty seven properties, including 19 of our 49 California Properties, our seven Delaware Properties and one of our five Massachusetts Properties are affected by state and local rent control regulations. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
In the years following the disruption in the site-built housing market, our home sales business was negatively affected by our customers’ inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales in that assessment. We continue to see population growth in our key markets, increased access to distribution channels for our products and a renewed willingness by our customers to commit to us for a longer period of time. Also, we have seen a decrease in homes coming back to us, which generally means that our residents have the opportunity to resell their homes.
We continue to focus on the quality of occupancy growth by increasing the number of home owners in our portfolio. As of December 31, 2014, we increased occupancy by 214 sites with an increase in home owner occupancy of 464 sites compared with occupancy at December 31, 2013. By comparison, as of December 31, 2013, our occupancy increased by 312 sites with a decrease in home owner occupancy of 95 sites compared with occupancy at December 31, 2012.
Beginning in 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals, and willingness of an increasing number of customers to commit their capital to purchase a home in one of our communities. New home sales in the manufactured home communities in our Core Portfolio increased more than double over the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities. Used home sales in the manufactured home communities in our Core Portfolio during 2014 decreased 4.5% over the prior year, and increased 23.3% since 2012.
During 2013 we formed a joint venture, ECHO Financing, LLC (the “ECHO JV”), with a home manufacturer to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Under certain circumstances, the ECHO JV may also rent homes to customers in our communities. In the MH industry, chattel financing options available today include community owner funded programs or third party lender programs that provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
As of December 31, 2014, we had 5,221 occupied home rentals in our MH communities. For the years ended December 31, 2014 and 2013, home rental program net operating income was approximately $35.8 million and $39.0 million, respectively, net of rental asset depreciation expense of approximately $10.9 million and $6.5 million, respectively. The net operating income and rental asset depreciation expense does not include the revenue and expense associated with our ECHO JV. The increase in rental asset depreciation expense is due to the 2014 change in depreciable life (see Note 2(d) in the Notes to Consolidated Financial Statements contained in this Form 10-K). Approximately $39.3 million and $38.7 million of home rental operations revenue was included in community base rental income for the year ended December 31, 2014 and 2013, respectively. We believe that at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our 2014 Core Portfolio annual revenues were 5.5% higher than in 2013. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment. In 2014, the required annual payment was $545. The TTC replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 55,900 TTCs. In 2014, we entered into approximately 18,200 TTCs, or a 16.7% increase from approximately 15,600 TTCs in 2013. Of the 18,200 TTC’s activated during 2014,10,000 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 15,780 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18%.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We may finance the nonrefundable upfront payment.
We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
Property Acquisitions, Joint Ventures and Dispositions
The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2013 through December 31, 2014.

Property	Transaction Date	Sites

Total Sites as of January 1, 2013		142,679
Property or Portfolio:
Acquisitions:
Pheasant Lake	August 1, 2013	613
Rainbow Lake	August 1, 2013	270
Westwood Estates	August 1, 2013	324
Fiesta Key	September 16, 2013	324
Neshonoc	December 17, 2013	284
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Space Coast	October 1, 2014	270
Mesa Spirit	December 30, 2014	1,600
Expansion Site Development and other:
Sites added (reconfigured) in 2013		(24)
Sites added (reconfigured) in 2014		119
Dispositions:
Avon on the Lake	July 23, 2013	(616)
Cranberry Lake	July 23, 2013	(328)
Fairchild Lake	July 23, 2013	(344)
Grand Blanc Crossing	July 23, 2013	(478)
Holly Hills	July 23, 2013	(241)
Oakland Glens	July 23, 2013	(724)
Old Orchard	July 23, 2013	(200)
Royal Estates	July 23, 2013	(183)
Westbrook	July 23, 2013	(387)
Westbridge Manor	July 23, 2013	(1,424)
Ferrand Estates	September 25, 2013	(419)
Total Sites as of December 31, 2014		143,113

The gross investment in real estate has increased approximately $160 million to $4,388 million as of December 31, 2014 from $4,228 million as of December 31, 2013 primarily due to the aforementioned acquisitions of Properties during the period.

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding five Properties owned through Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	51,559	119	36.8%	40.9%
Northeast	18,734	51	13.4%	11.5%
Arizona	15,529	40	11.1%	9.6%
California	13,690	48	9.8%	15.2%
Midwest	12,196	34	8.7%	7.1%
Texas	8,938	17	6.4%	3.0%
Southeast	6,961	22	5.0%	3.4%
Northwest	5,645	24	4.0%	3.0%
Colorado	3,447	10	2.5%	3.3%
Other	3,289	14	2.3%	3.0%
Total	139,988	379	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $14.4 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

Qualification as a REIT
We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain. The fact that we hold our assets through our Operating Partnership and our Subsidiaries further complicates the application of the REIT requirements.

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

Supplemental Measures
Management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Income from property operations, Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”).
Income from property operations represents rental income, utility income and right-to-use income less property and maintenance expenses, real estate tax, sales and marketing expenses, and property management. We believe that Income from property operations is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home and RV communities. A discussion of FFO, Normalized FFO and a reconciliation to net income are included in the presentation of FFO following our “Results of Operations.”

The following table reconciles Income from continuing operations before equity in income of unconsolidated joint ventures to Income from property operations for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	Total Portfolio
	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income from property operations	$376,633	$354,248	$339,390
Income from home sales operations and other	3,179	2,702	914
Total other income and expenses, net	(247,379)	(281,742)	(278,456)
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	$132,433	$75,208	$61,848

Results of Operations
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following tables comparing the year ended December 31, 2014 with the year ended December 31, 2013 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013 prior to our prospective adoption of ASU 2014-08.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the years ended December 31, 2014 and 2013 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the years ended December 31, 2014 and December 31, 2013 includes all Properties acquired on or prior to December 31, 2012 that we have owned and operated continuously since January 1, 2013. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Community base rental income	$418,877	$406,572	$12,305	3.0%	$426,886	$409,801	$17,085	4.2%
Rental home income	14,756	14,239	517	3.6%	14,827	14,267	560	3.9%
Resort base rental income	156,918	146,989	9,929	6.8%	163,968	147,234	16,734	11.4%
Right-to-use annual payments	44,862	47,967	(3,105)	(6.5)%	44,860	47,967	(3,107)	(6.5)%
Right-to-use contracts current period, gross	13,892	13,815	77	0.6%	13,892	13,815	77	0.6%
Utility and other income	69,080	63,581	5,499	8.6%	70,209	63,800	6,409	10.0%
Property operating revenues, excluding deferrals	718,385	693,163	25,222	3.6%	734,642	696,884	37,758	5.4%

Property operating and maintenance	238,449	228,900	9,549	4.2%	243,914	229,897	14,017	6.1%
Rental home operating and maintenance	7,413	7,443	(30)	(0.4)%	7,441	7,474	(33)	(0.4)%
Real estate taxes	46,926	47,902	(976)	(2.0)%	48,714	48,279	435	0.9%
Sales and marketing, gross	12,418	13,509	(1,091)	(8.1)%	12,418	13,509	(1,091)	(8.1)%
Property operating expenses, excluding deferrals and Property management	305,206	297,754	7,452	2.5%	312,487	299,159	13,328	4.5%
Income from property operations, excluding deferrals and Property management	413,179	395,409	17,770	4.5%	422,155	397,725	24,430	6.1%
Property management	42,638	40,193	2,445	6.1%	42,638	40,193	2,445	6.1%
Income from property operations, excluding deferrals (1)	370,541	355,216	15,325	4.3%	379,517	357,532	21,985	6.1%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,884	3,284	(400)	(12.2)%	2,884	3,284	(400)	(12.2)%
Income from property operations	$367,657	$351,932	$15,725	4.5%	$376,633	$354,248	$22,385	6.3%
__________________________
(1)     Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.6% increase in rates and a 0.4% increase in occupancy. The average monthly base rent per site increased to $552 in 2014 from $538 in 2013. The average occupancy increased to 92.2% in 2014 from 91.8% in 2013. The increase in property operating and maintenance expenses was primarily driven by repair and maintenance which includes non-recurring, storm related expenses, utility expenses due to higher rate and usage related to electric expense and payroll expense due to an increase in personnel.
The increase in rental home income is discussed in further detail in the Rental Operations table below. Rental home operating and maintenance expenses have remained consistent in the current year.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Annual	$99,826	$94,624	$5,202	5.5%	$104,006	$94,668	$9,338	9.9%
Seasonal	24,480	22,875	1,605	7.0%	25,052	22,898	2,154	9.4%
Transient	32,612	29,490	3,122	10.6%	34,910	29,668	5,242	17.7%
Resort base rental income	$156,918	$146,989	$9,929	6.8%	$163,968	$147,234	$16,734	11.4%
Right-to-use annual payments decreased 6.5% partly due to memberships activated through the RV dealer program in 2013 for which we recorded approximately $2.0 million of non-cash revenues and expenses, and partly due to a decrease in member count. During the year ending December 31, 2014, our member count decreased by 2,147 members compared to the same period in 2013. Right-to-use contracts current period, gross, net of sales and marketing, gross, increased primarily due to higher upgrade sales.
The following table summarizes the growth rate percentages excluding property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$704,493	$679,348	$25,145	3.7%	$720,750	$683,069	$37,681	5.5%
Property operating expenses, excluding Sales and marketing, gross	292,788	284,245	8,543	3.0%	300,069	285,650	14,419	5.0%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$411,705	$395,103	$16,602	4.2%	$420,681	$397,419	$23,262	5.9%
The increase in total portfolio income from property operations is primarily due to increases in Core community base rental income, Core resort base rental income and the additional income from property operations related to the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance, payroll and utility expenses.

Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales (1)	$13,584	$4,836	$8,748	180.9%
Cost of new home sales (1)	(11,444)	(4,315)	(7,129)	(165.2)%
Gross profit from new home sales	2,140	521	1,619	310.7%

Gross revenues from used home sales	14,834	13,035	1,799	13.8%
Cost of used home sales	(15,303)	(12,981)	(2,322)	(17.9)%
Gross (loss) profit from used home sales	(469)	54	(523)	(968.5)%

Brokered resale revenues and ancillary services revenues, net	3,850	4,212	(362)	(8.6)%
Home selling expenses	(2,342)	(2,085)	(257)	(12.3)%
Income from home sales operations and other	$3,179	$2,702	$477	17.7%
Home sales volumes:
New home sales (2)	336	109	227	208.3%
New Home Sales Volume - ECHO JV	136	26	110	423.1%
Used home sales	1,526	1,588	(62)	(3.9)%
Brokered home resale	936	835	101	12.1%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)
Total new home sales volume includes home sales from our ECHO JV for the years ended December 31, 2014 and 2013, respectively. Includes one third-party dealer sale for the year ended December 31, 2013.

The increase in income from home sales operations and other is primarily due to an increase in new home sales and gross profits from new home sales, partially offset by a decrease in ancillary services revenues, an increase in home selling expenses, and a decrease in profits from used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$22,711	$22,278	$433	1.9%
Used Home	31,399	30,715	684	2.2%
Rental operations revenue (1)	54,110	52,993	1,117	2.1%
Rental home operating and maintenance	(7,441)	(7,474)	33	0.4%
Income from rental operations	46,669	45,519	1,150	2.5%
Depreciation on rental homes (2)	(10,906)	(6,535)	(4,371)	(66.9)%
Income from rental operations, net of depreciation	$35,763	$38,984	$(3,221)	(8.3)%

Gross investment in new manufactured home rental units (3)	$107,729	$114,136	$(6,407)	(5.6)%
Gross investment in used manufactured home rental units	$63,258	$63,736	$(478)	(0.7)%

Net investment in new manufactured home rental units	$90,134	$101,073	$(10,939)	(10.8)%
Net investment in used manufactured home rental units	$48,020	$54,871	$(6,851)	(12.5)%

Number of occupied rentals – new, end of period (4)	2,001	2,060	(59)	(2.9)%
Number of occupied rentals—used, end of period	3,220	3,411	(191)	(5.6)%
 _____________________

(1)
Approximately $39.3 million and $38.7 million as of December 31, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $6.3 million and $2.7 million at December 31, 2014, and December 31, 2013, respectively.

(4)	Includes 33 homes rented through our ECHO JV in 2014.

The increase in income from rental operations is primarily due to the increase in rates on rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant new home sale market, used homes may be sold in place or removed from sites and replaced with new homes. Used homes may also be rented either in the condition received or after warranted rehabilitation. While we continue to focus on selling homes, we continue to evaluate rental units and, based on market conditions, we expect to invest in additional new homes for customer rentals. The increase in depreciation from rental homes is driving the overall decrease in income from rental operations, net of depreciation, due to the change in depreciable life of our new and used manufactured homes effective January 1, 2014.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(111,065)	$(108,229)	$(2,836)	(2.6)%
Amortization of in-place leases	(3,999)	(1,940)	(2,059)	(106.1)%
Interest income	8,347	8,260	87	1.1%
Income from other investments, net	7,053	7,515	(462)	(6.1)%
General and administrative (excluding transaction costs)	(25,763)	(26,248)	485	1.8%
Transaction costs	(1,647)	(1,963)	316	16.1%
Property rights initiatives	(2,923)	(2,771)	(152)	(5.5)%
Early debt retirement	(5,087)	(37,844)	32,757	86.6%
Interest and related amortization	(112,295)	(118,522)	6,227	5.3%
Total other expenses, net	$(247,379)	$(281,742)	$34,363	12.2%

Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred in the third quarter of 2013 and the change in the depreciable life of our new and used manufactured homes.
Amortization of in-place leases increased primarily due to the expected one-year life of in-place leases. In-place lease amortization in 2014 and 2013 includes the amortization of in-place leases at eight and five properties, respectively. However, the amortization in 2013 includes eight months of amortization at two properties.
Early debt retirement expenses decreased primarily due to defeasance costs incurred in 2013 totaling $37.8 million as a result of the long-term refinancing plan. In 2014 we incurred a prepayment fee of approximately $5.1 million associated with the early retirement of the loan secured by our Colony Cove community.
Interest and related amortization decreased primarily due to a decrease in secured debt for a majority of 2014 and overall lower weighted average interest rates, resulting from the aforementioned long-term refinancing initiative.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following tables comparing the year ended December 31, 2013 with the year ended December 31, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for 2013 and 2012 prior to our prospective adoption of ASU 2014-08.

Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the years ended December 31, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the years ended December 31, 2013 and December 31, 2012 includes all Properties acquired on or prior to December 31, 2011 that we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Community base rental income	$406,579	$394,592	$11,987	3.0%	$409,801	$394,606	$15,195	3.9%
Rental home income	14,236	11,649	2,587	22.2%	14,267	11,649	2,618	22.5%
Resort base rental income	141,261	134,273	6,988	5.2%	147,234	134,327	12,907	9.6%
Right-to-use annual payments	47,967	47,662	305	0.6%	47,967	47,662	305	0.6%
Right-to-use contracts current period, gross	13,815	14,025	(210)	(1.5)%	13,815	14,025	(210)	(1.5)%
Utility and other income	63,119	62,461	658	1.1%	63,800	62,470	1,330	2.1%
Property operating revenues, excluding deferrals	686,977	664,662	22,315	3.4%	696,884	664,739	32,145	4.8%

Property operating and maintenance	225,653	220,295	5,358	2.4%	229,897	220,415	9,482	4.3%
Rental home operating and maintenance	7,443	6,369	1,074	16.9%	7,474	6,369	1,105	17.3%
Real estate taxes	47,479	45,563	1,916	4.2%	48,279	45,590	2,689	5.9%
Sales and marketing, gross	13,509	11,437	2,072	18.1%	13,509	11,437	2,072	18.1%
Property operating expenses, excluding deferrals and Property management	294,084	283,664	10,420	3.7%	299,159	283,811	15,348	5.4%
Income from property operations, excluding deferrals and Property management	392,893	380,998	11,895	3.1%	397,725	380,928	16,797	4.4%
Property management	40,193	37,999	2,194	5.8%	40,193	37,999	2,194	5.8%
Income from property operations, excluding deferrals (1)	352,700	342,999	9,701	2.8%	357,532	342,929	14,603	4.3%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,284	3,539	(255)	(7.2)%	3,284	3,539	(255)	(7.2)%
Income from property operations	$349,416	$339,460	$9,956	2.9%	$354,248	$339,390	$14,858	4.4%
__________________________
(1)     Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.4% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $538 in 2013 from $525 in 2012. The average occupancy increased to 91.8% in 2013 from 91.2% in 2012. The increase in property operating and maintenance expenses was primarily driven by repair and maintenance which includes non-recurring storm related expenses due to higher electric and water expenses and insurance.
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
The following table summarizes the growth rate percentages excluding property management expense (amounts in thousands):

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
The increase in total portfolio income from property operations is primarily due to an increase in rates and occupancy in community base rental income and resort base rental income due to increases in annual, seasonal, and transient revenues partially offset by the property operating and maintenance increases described above.
Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales (1)	$4,836	$1,698	$3,138	184.8%
Cost of new home sales (1)	(4,315)	(1,440)	(2,875)	(199.7)%
Gross profit from new home sales	521	258	263	101.9%

Gross revenues from used home sales	13,035	6,532	6,503	99.6%
Cost of used home sales	(12,981)	(7,578)	(5,403)	(71.3)%
Gross profit (loss) from used home sales	54	(1,046)	1,100	(105.2)%

Brokered resale revenues and ancillary services revenues, net	4,212	3,093	1,119	36.2%
Home selling expenses	(2,085)	(1,391)	(694)	(49.9)%
Income from home sales operations and other	$2,702	$914	$1,788	195.6%
Home sales volumes:
Total new home sales(2)	109	35	74	211.4%
New Home Sales Volume - ECHO JV	26	—	26	100.0%
Used home sales	1,588	1,306	282	21.6%
Brokered home resale	835	906	(71)	(7.8)%
 _____________________

(1)	Gross revenues from new home sales and Cost of new home sales does not include revenues and costs associated with our ECHO JV, which was acquired during the year ended December 31, 2013.

(2)
Total new home sales volume includes 26 home sales through our ECHO JV and one third-party dealer sale for the year ended December 31, 2013. Includes one third party dealer for the year ended December 31, 2012.

The increase in income from home sales operations and other is primarily due to an increase in home sales volume at generally higher prices resulting in higher gross profits on used home sales as well as ancillary operations throughout our portfolio.

Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$22,278	$17,932	$4,346	24.2%
Used Home	30,715	26,417	4,298	16.3%
Rental operations revenue (1)	52,993	44,349	8,644	19.5%
Rental home operating and maintenance	(7,474)	(6,369)	(1,105)	(17.3)%
Income from rental operations	45,519	37,980	7,539	19.8%
Depreciation on rental homes (2)	(6,535)	(5,553)	(982)	(17.7)%
Income from rental operations, net of depreciation	$38,984	$32,427	$6,557	20.2%

Gross investment in new manufactured home rental units (3)	$114,136	$105,733	$8,403	7.9%
Gross investment in used manufactured home rental units	$63,736	$59,809	$3,927	6.6%

Net investment in new manufactured home rental units	$101,073	$96,194	$4,879	5.1%
Net investment in used manufactured home rental units	$54,871	$53,959	$912	1.7%

Number of occupied rentals – new, end of period	2,060	1,834	226	12.3%
Number of occupied rentals—used, end of period	3,411	3,230	181	5.6%
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

(3)
The new home cost basis does not include the costs associated with our ECHO JV, which was acquired during the year ended December 31, 2013. Our investment in the ECHO JV was $2.7 million at December 31, 2013.

The increase in income from rental operations is primarily due to the increase in the number occupied rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant new home sale market older homes may be removed from Sites and replaced with new homes. In the current environment, however, used homes may be rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, depending on market conditions, may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(108,229)	$(102,083)	$(6,146)	(6.0)%
Amortization of in-place leases	(1,940)	(39,467)	37,527	95.1%
Interest income	8,260	8,135	125	1.5%
Income from other investments, net	7,515	6,795	720	10.6%
General and administrative (excluding transaction costs)	(26,248)	(26,231)	(17)	(0.1)%
Transaction costs	(1,963)	(157)	(1,806)	(1,150.3)%
Property rights initiatives	(2,771)	(1,456)	(1,315)	(90.3)%
Early debt retirement	(37,844)	—	(37,844)	100.0%
Interest and related amortization	(118,522)	(123,992)	5,470	4.4%
Total other expenses, net	$(281,742)	$(278,456)	$(3,286)	(1.2)%

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
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demands for liquidity will continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit (“LOC”) and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 116.1 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200,000,000 shares of common stock, par value $0.01 per share and up to 10,000,000 shares of preferred stock, par value $0.01 per share.

On July 15, 2013, we effected a two-for-one stock split of our common stock (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-K). All common stock and OP Unit share and per share data in this Form 10-K and in the accompanying Consolidated Financial Statements and notes for periods prior to this date have been adjusted retroactively to reflect the stock split.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $73.7 million in available cash as of December 31, 2014 and $400.0 million available on our LOC, to satisfy our near term obligations. On July 17, 2014, we amended our LOC to increase the borrowing capacity under the LOC from $380.0 million to $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (See Note 8 to the Consolidated Financial Statements contained in this Form 10-K).
We expect to meet our short-term liquidity requirements, including all distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of December 31, 2014, we have approximately $279.1 million of scheduled debt maturities in 2015 (excluding scheduled principal payments on debt maturing in 2015 and beyond). In January 2015, we refinanced $168.6 million of such debt, which results in approximately $110.5 million of remaining debt that is currently set to mature in 2015. We expect to satisfy our 2015 maturities with existing cash, anticipated operating cash flow and refinancing proceeds.
During the year ended December 31, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts. The loans have a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, has a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. The aforementioned loan proceeds were used toward paying off 17 mortgages totaling approximately $90.0 million that had a weighted average interest rate of 5.57% per annum.
In connection with the acquisitions closed during the year ended December 31, 2014, we assumed approximately $13.3 million of mortgage debt, excluding mortgage note premiums of $1.0 million, secured by the Blackhawk and Lakeland RV resorts with a weighted average interest rate of 6.48% per annum, which are set to mature in 2017 and 2018. We also assumed approximately $19.0 million of mortgage debt, excluding a mortgage note premium of $1.0 million, secured by Mesa Spirit RV resort with an interest rate of 5.66% per annum, which is set to mature in 2017.
The table below summarizes cash flow activity for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands).

	For the years ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$285,745	$255,349	$236,445
Net cash used in investing activities	(127,885)	(37,854)	(86,565)
Net cash used in financing activities	(142,573)	(196,194)	(183,214)
Net increase (decrease) in cash and cash equivalents	$15,287	$21,301	$(33,334)
Operating Activities
Net cash provided by operating activities increased $30.4 million to $285.7 million for the year ended December 31, 2014 from $255.3 million for the year ended December 31, 2013. The increase in cash provided by operating activities is primarily due to an increase of approximately $61.2 million in income from continuing operations and an increase of $15.1 million in escrow deposits, goodwill and other assets offset by the decrease in gain on sale of property of approximately $40.1 million in 2014 due to the 2013 sale of the Michigan Properties. Net cash provided by operating activities increased $18.9 million to $255.3 million for the year ended December 31, 2013 from $236.4 million for the year ended December 31, 2012. The increase in 2013 was primarily due to an increase of approximately $13.5 million in income from continuing operations.
Investing Activities
Net cash used in investing activities was $127.9 million for the year ended December 31, 2014 compared to $37.9 million for the year ended December 31, 2013. Significant components of net cash used in investing activities include:

•
We paid approximately $81.4 million in 2014 to acquire the Blackhawk, Lakeland, Pine Acres, Echo Farms, Mays Landing, Space Coast, and Mesa Spirit RV resorts, as well as the Colony Cove land purchase. These acquisitions contributed an additional 3,868 Sites to our portfolio. In 2013, we paid approximately $117.7 million for Pheasant Lake, Rainbow Lake, and Westwood Estates manufactured housing communities and Fiesta Key and Neshonoc RV resorts, which resulted in an additional 1,815 Sites (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our recent acquisitions).

•
We received approximately $2.1 million in proceeds in 2014 from the condemnation of a certain parcel at our Seyenna Vista Property (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further description of the sale).

•
We received approximately $158.0 million in 2013 from the disposition of the Michigan Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of the sale).

•
We received approximately $10.6 million in 2014 of net deferred exchange deposits which were used to acquire the Blackhawk and Lakeland RV Resorts. We paid approximately $13.8 million in 2013 to a net tax deferred exchange deposit and used approximately $1.8 million to acquire the Neshonoc RV Resort.

•	We paid approximately $63.7 million and $64.7 million for capital improvements for the years ended December 31, 2014 and 2013, respectively (see Capital Improvements table below).

•
We contributed approximately $3.5 million to the ECHO JV in 2014, in addition to the $2.6 million we invested in 2013. Additionally, during the year ended 2014, we received $5.9 million in distributions from various joint ventures. Of this amount, approximately $2.6 million exceeded our basis in our joint venture and were recorded as income. (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our joint ventures).

•
We received approximately $14.9 million of repayments on notes receivable in 2014 compared to $11.6 million in 2013 partially offset by new notes receivable of $9.4 million in 2014 compared to $10.3 million in 2013.

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands).

	For the years ended December 31,(1)
	2014	2013	2012
Recurring Capital Expenditures (2)	$24,877	$24,881	$29,287
Property upgrades and site development	9,219	591	920
New home investments (3)	17,629	23,553	29,218
Used home investments	10,119	14,731	15,179
Total Property	61,844	63,756	74,604
Corporate	1,877	958	656
Total Capital improvements	$63,721	$64,714	$75,260
__________________________________________________

(1)
Excludes non-cash activity of approximately $1.4 million, $2.6 million and $5.3 million of used homes acquired by repossessions of Chattel Loans collateral for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investments associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $142.6 million for the year ended December 31, 2014 compared to net cash used in financing activities of $196.2 million for the year ended December 31, 2013. Significant components of net cash used in financing activities include:

•
We closed on $169.0 million in financing proceeds in 2014 compared to $375.5 million in financing proceeds in 2013(see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our borrowing arrangements).

•
We paid approximately $34.2 million of amortizing principal debt, approximately $90.0 million of maturing mortgages, refinanced the $53.8 million loan secured by our Colony Cove community and paid approximately $11.7 million in debt issuance and early debt retirement costs in 2014. This compares to the approximately $350.7 million of amortizing principal debt, approximately $99.8 million of maturing mortgages and approximately $43.0 million in debt issuance and early debt retirement costs in 2013. (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our borrowing arrangements).

•	We received approximately $20.0 million in LOC proceeds and made repayments in the same amount in 2013.

•
We made distributions of approximately $120.7 million in 2014 to common stockholders, common OP unitholders and preferred stockholders, paid approximately $1.9 million in stock repurchase and redemption costs, and paid approximately $0.6 million for offering costs and other expenses, offset by proceeds received of approximately $1.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan. (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our equity transactions).

•
We made distributions of approximately $77.5 million in 2013 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.5 million for offering costs (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of our equity transactions).

Contractual Obligations
As of December 31, 2014, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2015	2016	2017	2018	2019	Thereafter
Long Term Borrowings (1)	$2,197,853	$310,609	$249,185	$88,105	$220,239	$221,189	$1,108,526
Interest Expense (2)	609,789	108,346	86,994	77,743	68,885	54,598	213,223
Operating Lease	13,692	1,862	1,961	1,993	2,039	1,925	3,912
LOC Maintenance Fee (3)	2,873	811	811	811	440	—	—
Ground Lease (4)	19,438	1,941	1,948	1,955	1,955	1,963	9,676
Total Contractual Obligations	$2,843,645	$423,569	$340,899	$170,607	$293,558	$279,675	$1,335,337
Weighted average interest rates - Long Term Borrowings	4.73%	5.10%	5.00%	4.91%	4.81%	4.57%	4.57%
 _____________________

(1)	Balance excludes note premiums of $14.4 million. Balances include debt maturing and scheduled periodic payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of December 31, 2014.

(3)	As of December 31, 2014, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

(4)
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2015 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.

(5)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2014, 16.0% of our outstanding debt is fully amortizing.
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
In April 2014, the FASB issued Accounting Standard Update No. 2014-08, “Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 revised the definition of discontinued operations to limit the criteria for classification and presentation to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement is effective prospectively beginning January 1, 2015, but allows for early adoption. Pursuant to its terms, we have elected to adopt ASU 2014-08, effective January 1, 2014. Accordingly, the results of assets sold or held for sale are classified as discontinued operations for the years ended December 31, 2013 and 2012 and within continuing operations for the year ended December 31, 2014. The adoption of this pronouncement did not have a material impact on our consolidated financial statements for the year ended December 31, 2014 (see Note 2 to the Consolidated Financial Statements contained in this Form 10-K for additional detail regarding our significant accounting policies).
Revenue Recognition
We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We evaluate all amounts receivable from customers and an allowance is established for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $5.1 million and $4.9 million as of December 31, 2014 and 2013, respectively. We will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
In conjunction with the acquisition of the Thousand Trails business, we decided to account for the entry of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) based on correspondence with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront nonrefundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be 31 years. For example, we have currently estimated that 2.9% of customers who enter a new right-to-use contract will terminate their contract after the fifth year. Therefore, the upfront nonrefundable payments from 2.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 2.9% of our customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts.
In May 2014, the FASB issued Accounting Standard Update no. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in U.S. GAAP. Refer to Note 2 in the Notes to Consolidated Financial Statements contained in this Form 10-K for additional detail regarding this recently issued guidance.
We continue to monitor customer lives based on historical attrition rates and changes in revenue recognized may occur in the future due to changes in customer behavior.
Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided.
Business Combinations
We apply the provisions of Codification Topic “Business Combinations” (“FASB ASC 805”) to all transactions or events in which we obtain control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. These provisions require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition);

establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and require expensing of most transaction and restructuring costs.
Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, construction in progress, ground leases, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities, and any debt assumed.We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.
While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed.
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
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of Properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive upfront nonrefundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront nonrefundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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
The following table presents a calculation of FFO and Normalized FFO for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Computation of funds from operations:
Net income available for common shares	$118,731	$106,919	$54,779
Income allocated to common OP Units	10,463	9,706	5,067
Right-to-use contract upfront payments, deferred, net	5,501	5,694	6,694
Right-to-use contract commissions, deferred, net	(2,617)	(2,410)	(3,155)
Depreciation on real estate assets	100,159	101,694	96,530
Depreciation on real estate assets, discontinued operations	—	1,536	2,832
Depreciation on rental homes	10,906	6,535	5,553
Amortization of in-place leases	3,999	1,940	39,467
Amortization of in-place leases, discontinued operations	—	—	5,656
Depreciation on unconsolidated joint ventures	903	960	1,166
Gain on sale of property	(1,457)	(41,525)	(4,596)
FFO available for common shares	$246,588	$191,049	$209,993
Change in fair value of contingent consideration asset	(65)	1,442	(462)
Transaction costs	1,647	1,963	157
Early debt retirement	5,087	37,844	—
Normalized FFO available for common shares	$253,257	$232,298	$209,688
Weighted average common shares outstanding—fully diluted	91,511	91,196	90,862

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2015 to 2039. At December 31, 2014, approximately 100% or approximately $2.0 billion of our outstanding secured debt had fixed interest rates with scheduled maturities from 2015 to 2039, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $151.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $163.9 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of December 31, 2014, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.35% to 1.95% per annum. However, we entered into the 2014 Swap that fixed the underlying LIBOR rate at 1.04% per annum for the first three years.
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

•
the outcome of  pending or future lawsuits filed against us by tenant groups seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters, such as the case currently pending in the California Court of Appeal, Sixth Appellate District, Case No. H041913, involving our California Hawaiian manufactured home property, including any further proceedings on appeal or in the trial court; and

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2014.
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
Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
Pursuant to the authority granted in the 2014 Equity Incentive Plan, on January 22, 2015 the Compensation Committee approved the annual award of restricted common stock (the “2015 Board ChairPerson Award”) to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson and the Audit Committee Chairperson for services rendered in 2015. On January 26, 2015, the Board of Directors ratified the Compensation Committee’s approval of the 2015 Board Award. The recipients of the 2015 Board Award were allowed to elect to take these shares as options to purchase the number of shares of our common stock equal to five times the number of shares of restricted stock that would have been awarded, with such election being made prior to or on the grant date. All recipients elected to receive the 2015 Board Award as restricted common stock. On February 2, 2015, Mr. Samuel Zell was awarded 40,000 shares of restricted common stock for his service as Chairman of the Board; Ms. Sheli Rosenberg was awarded 2,367 shares of restricted common stock for her service as Compensation Committee Chairperson and Lead Director; Mr. Howard Walker was awarded 2,367 shares of restricted common stock for his service as Executive Committee Chairperson; and Mr. Phil Calian was awarded 2,367 shares of restricted common stock for his service as Audit Committee Chairperson.  The shares awarded to Ms. Rosenberg, Mr. Walker and Mr. Calian were determined by dividing $130,000 by the closing price for a share of our common stock on the grant date of February 2, 2015.  One-third of the shares awarded under the 2015 Board Award will vest on each of December 31, 2015, December 31, 2016 and December 31, 2017.

PART III
Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2015 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,085,600	21.95	—
Equity compensation plans approved by security holders (2)	—	—	3,563,334
Equity compensation plans not approved by security holders (3)	N/A	N/A	500,128
Total	1,085,600	21.95	4,063,462
_________________________________

(1)	Represents shares of common stock under our Stock Option and Award Plan adopted in December 1992, prior to its expiration.

(2)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the “2014 Plan”).

(3)
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

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2015 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.
Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2015 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

2.	Financial Statement Schedule
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

3.	Exhibits:

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

2.1(i)
Purchase and Sale Agreement, dated May 31, 2011, by and among, MHC Operating Limited Partnership, a subsidiary of Equity LifeStyle Properties, Inc., and the entities listed as “Sellers” on the signature page thereto

2.2(i)
Purchase and Sale Agreement, dated May 31, 2011, by and among MH Financial Services, L.L.C., Hometown America Management, L.L.C., Hometown America Management, L.P., and Hometown America Management Corp., as sellers, and Realty Systems, Inc. and MHC Operating Limited Partnership, collectively, as purchaser

3.1(e)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.4(f)	Second Amended and Restated Bylaws effective August 8, 2007

3.7(l)	Articles Supplementary designating our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

3.8(m)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

3.9(n)	Articles Supplementary reclassifying shares of authorized but unissued preferred stock

3.10(n)	Articles Supplementary for the 6% Series D Cumulative Non-Qualified Preferred Stock of Equity LifeStyle Properties, Inc

3.11(n)	Articles Supplementary for the 18.75% Series E Cumulative Non-Voting Preferred Stock of Equity LifeStyle Properties, Inc

3.12(n)	Articles Supplementary for the 6.75% Series F Cumulative Non-Voting Preferred Stock of Equity LifeStyle Properties, Inc

3.13(r)	Articles Supplementary reclassifying shares of authorized preferred stock

4.3(h)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.6(j)	Form of Depositary Agreement, among us, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares

4.7(l)	Specimen Stock Certificate Evidencing our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.8(l)	Specimen Receipt Evidencing the Depositary Shares

10.4(a)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(c)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.6(n)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.10(b)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(o)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014

10.33(d)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(d)	Form of Indemnification Agreement

10.43(g)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.46(q)
Amended, Restated and Consolidated Credit Agreement, dated July 17, 2014, by and among Equity Lifestyle
Properties, Inc. MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein dated July 17, 2014

10.49(q)	Amended, Restated and Consolidated Guaranty dated July 17, 2014 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, N.A dated July 17, 2014

10.55(k)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and RBC Capital Markets, LLC

10.56(k)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and RBS Securities Inc.

10.57(k)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and Wells Fargo Securities, LLC

10.58(k)	Equity Distribution Agreement, dated September 6, 2012, by and among us, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.59(p)	Form of Restricted Share Award Agreement for the Plan

10.60(p)	Form of Option Award Agreement for the Plan

12(s)	Computation of Ratio of Earnings to Fixed Charges

14(s)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated November 5, 2014

21(s)	Subsidiaries of the registrant

23(s)	Consent of Independent Registered Public Accounting Firm

24.1(s)	Power of Attorney for Philip C. Calian dated February 17, 2015

24.2(s)	Power of Attorney for David J. Contis dated February 17, 2015

24.3(s)	Power of Attorney for Thomas E. Dobrowski dated February 23, 2015

24.4(s)	Power of Attorney for Thomas P. Heneghan dated February 18, 2015

24.5(s)	Power of Attorney for Sheli Z. Rosenberg dated February 23, 2015

24.6(s)	Power of Attorney for Howard Walker dated February 23, 2015

24.7(s)	Power of Attorney for Gary Waterman dated February 19, 2015

24.8(s)	Power of Attorney for William Young dated February 17, 2015

24.9(s)	Power of Attorney for Samuel Zell dated February 23, 2015

31.1(s)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(s)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(s)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(s)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from Equity LifeStyle Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(b)	Included as Exhibit A to our definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(c)	Included as an exhibit to our Report on Form 10-K dated December 31, 2005

(d)	Included as an exhibit to our Report on Form 10-K dated December 31, 2006

(e)	Included as an exhibit to our Report on Form 8-K dated May 18, 2007

(f)	Included as an exhibit to our Report on Form 8-K dated August 8, 2007

(g)	Included as an exhibit to our Report on Form 8-K dated December 8, 2000, filed on September 25, 2008

(h)	Included as an exhibit to our Report on Form S-3 ASR dated May 6, 2009

(i)	Included as an exhibit to our Report on Form 8-K dated May 31, 2011

(j)	Included as an exhibit to our Schedule TO/13E-3 dated August 23, 2012

(k)	Included as an exhibit to our Report on Form 8-K dated September 6, 2012

(l)	Included as an exhibit to our Form 8-A dated September 14, 2012

(m)	Included as an exhibit to our Report on Form 8-K dated November 25, 2013

(n)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(o)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014

(p)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

(q)	Included as an exhibit to our Report on Form 8-K dated July 17, 2014

(r)	Included as an exhibit to our Report on Form 8-K dated February 12, 2015

(s)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 24, 2015	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2015	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	February 24, 2015	By:	/s/ JOHN LOS
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 24, 2015
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) *Attorney in Fact	February 24, 2015
Paul Seavey

/s/ JOHN LOS	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2015
John Los

*SAMUEL ZELL	Chairman of the Board	February 24, 2015
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 24, 2015
Howard Walker

*THOMAS P. HENEGHAN	Co-Vice-Chairman of the Board	February 24, 2015
Thomas P. Heneghan

*PHILIP C. CALIAN	Director	February 24, 2015
Philip C. Calian

*DAVID J. CONTIS	Director	February 24, 2015
David J. Contis

*THOMAS E. DOBROWSKI	Director	February 24, 2015
Thomas E. Dobrowski

* SHELI Z. ROSENBERG	Director	February 24, 2015
Sheli Z. Rosenberg

*GARY WATERMAN	Director	February 24, 2015
Gary Waterman

*WILLIAM YOUNG	Director	February 24, 2015
William Young

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc.’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014, and the financial statement schedule listed in the Index to the financial statements, of Equity Lifestyle Properties, Inc., and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2015

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(amounts in thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$1,091,550	$1,025,246
Land improvements	2,734,304	2,667,213
Buildings and other depreciable property	562,059	535,647
	4,387,913	4,228,106
Accumulated depreciation	(1,169,492)	(1,058,540)
Net investment in real estate	3,218,421	3,169,566
Cash	73,714	58,427
Notes receivable, net	37,137	42,990
Investment in unconsolidated joint ventures	13,512	11,583
Deferred financing costs, net	21,833	19,873
Deferred commission expense	28,589	25,251
Escrow deposits, goodwill and other assets, net	53,133	64,619
Total Assets	$3,446,339	$3,392,309
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,012,246	$1,992,368
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	64,520	65,157
Deferred revenue—upfront payments from right-to-use contracts	74,174	68,673
Deferred revenue—right-to-use annual payments	9,790	11,136
Accrued interest payable	9,496	9,416
Rents and other customer payments received in advance and security deposits	67,463	59,601
Distributions payable	29,623	22,753
Total Liabilities	2,467,312	2,429,104
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,765,900 and 9,765,525 shares authorized as of December 31, 2014 and 2013, respectively; none issued and outstanding. As of December 31, 2014 includes 179,639 authorized shares 6% Series D Cumulative Preferred stock authorized; none issued and outstanding. As of December 31, 2013, includes 179,764 shares 6% Series D Cumulative Preferred stock authorized; 125 issued and outstanding and 250 shares 18.75% Series E Cumulative Preferred stock issued and outstanding	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of December 31, 2014 and December 31, 2013 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of December 31, 2014 and December 31, 2013; 83,879,779 and 83,313,677 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	838	834
Paid-in capital	1,029,601	1,021,365
Distributions in excess of accumulated earnings	(254,209)	(264,083)
Accumulated other comprehensive loss	(381)	(927)
Total Stockholders’ Equity	911,993	893,333
Non-controlling interests – Common OP Units	67,034	69,872
Total Equity	979,027	963,205
Total Liabilities and Equity	$3,446,339	$3,392,309

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands, except for share and per share data)

	2014	2013	2012
Revenues:
Community base rental income	$426,886	$409,801	$394,606
Rental home income	14,827	14,267	11,649
Resort base rental income	163,968	147,234	134,327
Right-to-use annual payments	44,860	47,967	47,662
Right-to-use contracts current period, gross	13,892	13,815	14,025
Right-to-use contract upfront payments, deferred, net	(5,501)	(5,694)	(6,694)
Utility and other income	70,209	63,800	62,470
Gross revenues from home sales	28,418	17,871	8,230
Brokered resale revenues and ancillary services revenues, net	3,850	4,212	3,093
Interest income	8,347	8,260	8,135
Income from other investments, net	7,053	7,515	6,795
Total revenues	776,809	729,048	684,298
Expenses:
Property operating and maintenance	243,914	229,897	220,415
Rental home operating and maintenance	7,441	7,474	6,369
Real estate taxes	48,714	48,279	45,590
Sales and marketing, gross	12,418	13,509	11,437
Right-to-use contract commissions, deferred, net	(2,617)	(2,410)	(3,155)
Property management	42,638	40,193	37,999
Depreciation on real estate assets and rental homes	111,065	108,229	102,083
Amortization of in-place leases	3,999	1,940	39,467
Cost of home sales	26,747	17,296	9,018
Home selling expenses	2,342	2,085	1,391
General and administrative	27,410	28,211	26,388
Property rights initiatives	2,923	2,771	1,456
Early debt retirement	5,087	37,844	—
Interest and related amortization	112,295	118,522	123,992
Total expenses	644,376	653,840	622,450
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	132,433	75,208	61,848
Equity in income of unconsolidated joint ventures	4,578	2,039	1,899
Gain on sale of property	1,457	—	—
Consolidated income from continuing operations	138,468	77,247	63,747
Discontinued Operations:
Income from discontinued operations before gain on sale of property	—	7,133	6,116
Gain on sale of property, net of tax	—	41,525	4,596
Consolidated income from discontinued operations	—	48,658	10,712
Consolidated net income	138,468	125,905	74,459

Income allocated to non-controlling interests – Common OP Units	(10,463)	(9,706)	(5,067)
Series A Redeemable Perpetual Preferred Stock Dividends	—	—	(11,704)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,274)	(9,280)	(2,909)
Net income available for Common Shares	$118,731	$106,919	$54,779

Consolidated net income	$138,468	$125,905	$74,459
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	546	1,663	(43)
Consolidated comprehensive income	139,014	127,568	74,416
Comprehensive income allocated to non-controlling interests – Common OP Units	(10,506)	(9,845)	(5,061)
Series A Redeemable Perpetual Preferred Stock Dividends	—	—	(11,704)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,274)	(9,280)	(2,909)
Comprehensive income attributable to Common Stockholders	$119,234	$108,443	$54,742

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands, except for share and per share data)

	2014	2013	2012
Earnings per Common Share – Basic:
Income from continuing operations	$1.42	$0.75	$0.55
Income from discontinued operations	$—	$0.54	$0.12
Net income available for Common Shares	$1.42	$1.29	$0.67
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$1.41	$0.75	$0.54
Income from discontinued operations	$—	$0.53	$0.12
Net income available for Common Shares	$1.41	$1.28	$0.66

Weighted average Common Shares outstanding – basic	83,362	83,018	82,348
Weighted average Common Shares outstanding – fully diluted	91,511	91,196	90,862

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2011	$828	$998,067	$—	$—	$(270,021)	$72,953	$(2,547)	$799,280
Conversion of OP Units to common stock	3	6,717	—	—	—	(6,720)	—	—
Issuance of common stock through exercise of options	1	3,855	—	—	—	—	—	3,856
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	—	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,797	—	—	—	—	—	5,797
Repurchase of common stock or Common OP Units	—	(1,287)	—	—	—	—	—	(1,287)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(450)	—	—	—	450	—	—
Shelf registration costs	—	(504)	—	—	—	—	—	(504)
Adjustment for fair market value of swap	—	—	—	—	—	—	(43)	(43)
Preferred Stock Offering Costs	—	(757)	—	—	—	—	—	(757)
Reclassification of Series A Preferred Stock	—	—	200,000	—	—	—	—	200,000
Net income available for Common Shares	—	—	—	—	54,779	5,067	—	59,846
Distributions	—	—	—	—	(72,410)	(6,696)	—	(79,106)
Exchange of Preferred Stock	—	—	(136,144)	136,144	—	—	—	—
Redemption of Preferred Stock	—	—	(63,856)	—	—	—	—	(63,856)
Balance, December 31, 2012	$832	$1,012,514	$—	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
Conversion of OP Units to common stock	—	280	—	—	—	(280)	—	—
Issuance of common stock through exercise of options	1	247	—	—	—	—	—	248
Issuance of common stock through employee stock purchase plan	1	719	—	—	—	—	—	720
Compensation expenses related to stock options and restricted stock	—	5,952	—	—	—	—	—	5,952
Repurchase of common stock or Common OP Units	—	(1,121)	—	—	—	—	—	(1,121)
Adjustment for Common OP Unitholders in the Operating Partnership	—	6,730	—	—	—	(6,730)	—	—
Adjustment for fair market value of swap	—	—	—	—	—	—	1,663	1,663
Release of common shares from escrow	—	(3,412)	—	—	—	—	—	(3,412)
Net income	—	—	—	9,280	106,919	9,706	—	125,905
Distributions	—	—	—	(9,280)	(83,350)	(7,564)	—	(100,194)
Issuance of OP units	—	—	—	—	—	9,686	—	9,686
Other	—	(544)	—	—	—	—	—	(544)
Balance, December 31, 2013	$834	$1,021,365	$—	$136,144	$(264,083)	$69,872	$(927)	$963,205
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2013	$834	$1,021,365	$—	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of OP Units to common stock	4	4,091	—	—	—	(4,095)	—	—
Issuance of common stock through employee stock purchase plan	1	1,327	—	—	—	—	—	1,328
Compensation expenses related to stock options and restricted stock	—	7,568	—	—	—	—	—	7,568
Repurchase of common stock or Common OP Units	—	(1,870)	—	—	—	—	—	(1,870)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(727)	—	—	—	727	—	—
Adjustment for fair market value of swap	—	—	—	—	—	—	546	546
Release of common shares from escrow	(1)	(1,933)	—	—	—	—	—	(1,934)
Net income	—	—	—	9,274	118,731	10,463	—	138,468
Distributions	—	—	—	(9,274)	(108,857)	(9,558)	—	(127,689)
Other	—	(220)	—	—	—	(375)	—	(595)
Balance, December 31, 2014	$838	$1,029,601	$—	$136,144	$(254,209)	$67,034	$(381)	$979,027

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands)

	2014	2013	2012
Cash Flows From Operating Activities:
Consolidated net income	$138,468	$125,905	$74,459
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property	(1,457)	(41,525)	(4,596)
Early debt retirement expense	5,087	37,844	—
Depreciation expense	111,872	110,505	105,578
Amortization of in-place leases	3,999	1,940	45,122
Amortization of loan costs	4,783	5,304	5,754
Debt premium amortization	(5,185)	(6,842)	(6,764)
Equity in income of unconsolidated joint ventures	(4,578)	(2,039)	(1,899)
Distributions of income from unconsolidated joint ventures	3,362	1,311	1,839
Amortization of stock-related compensation	7,568	5,952	5,797
Revenue recognized from right-to-use contract upfront payments	(8,391)	(8,121)	(7,331)
Commission expense recognized related to right-to-use contracts	2,934	2,601	2,310
Long term incentive plan compensation	1,900	1,907	782
Provision for uncollectible rents receivable	101	230	3,243
Changes in assets and liabilities:
Notes receivable activity, net	(1,037)	(123)	409
Deferred commission expense	(6,272)	(5,011)	(5,465)
Escrow deposits, goodwill and other assets	22,230	7,180	5,889
Accrued payroll and other operating expenses	(5,282)	83	(3,041)
Deferred revenue – upfront payments from right-to-use contracts	13,892	13,815	14,025
Deferred revenue – right-to-use annual payments	(1,346)	48	(789)
Rents received in advance and security deposits	3,097	4,385	1,123
Net cash provided by operating activities	285,745	255,349	236,445
Cash Flows From Investing Activities:
Real estate acquisition	(81,391)	(117,707)	(24,213)
Proceeds from disposition of rental properties and other	2,102	157,975	7,564
Tax-deferred exchange deposit	10,576	(11,976)	—
Investment in unconsolidated joint ventures	(3,489)	(2,641)	—
Distributions of capital from unconsolidated joint ventures	2,580	—	—
Repayments of notes receivable	14,899	11,552	11,071
Issuance of notes receivable	(9,441)	(10,343)	(5,727)
Capital improvements	(63,721)	(64,714)	(75,260)
Net cash used in investing activities	(127,885)	(37,854)	(86,565)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	1,326	968	4,932
Distributions:
Common Stockholders	(102,346)	(62,546)	(89,489)
Common OP Unitholders	(9,123)	(5,648)	(6,696)
Preferred Stockholders	(9,274)	(9,280)	(14,613)
Stock repurchase and unit redemption	(1,870)	(1,121)	(1,287)
Lines of credit repayments	—	(20,000)	—
Lines of credit proceeds	—	20,000	—
Principal payments and mortgage debt payoff	(178,040)	(450,492)	(167,552)
New mortgage notes payable financing proceeds	169,000	375,500	159,500
Non-controlling interest proceeds	—	—	170
Redemption of preferred stock	—	—	(63,856)
Debt issuance costs	(11,651)	(43,031)	(3,062)
Other	(595)	(544)	(1,261)
Net cash used in financing activities	(142,573)	(196,194)	(183,214)
Net increase (decrease) in cash and cash equivalents	15,287	21,301	(33,334)
Cash, beginning of period	58,427	37,126	70,460
Cash, end of period	$73,714	$58,427	$37,126

The accompanying notes are an integral part of the financial statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012
(amounts in thousands)

	2014	2013	2012
Supplemental cash flow disclosure, including non-cash activities:
Cash paid during the period for interest	$112,963	$120,497	$125,121
Capital improvements – used homes acquired by repossessions	$1,431	$2,591	$5,313
Net repayments of notes receivable – used homes acquired by repossessions	$(1,431)	$(2,591)	$(5,313)
Building and other depreciable property – reclassification of rental homes	$23,494	$14,401	$4,127
Escrow deposits and other assets – reclassification of rental homes	$(23,494)	$(14,401)	$(4,127)
Series A Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$—	$(136,144)
Series C Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$—	$136,144

Real estate acquisitions:
Investment in real estate	$(122,366)	$(133,344)	$(18,738)
Deferred financing costs, net	(284)	(59)	—
Rents and other customer receivables	—	—	(29)
Rents and other customer payments received in advance and security deposits	4,765	1,017	440
Accrued payroll and other operating expenses	1,947	711	376
Escrow deposits and other assets	(12)	(1,100)	(6,262)
Debt assumed and financed on acquisition	34,559	5,382	—
Non-controlling interest - Common OP Units	—	9,686	—
Real estate acquisitions, net	$(81,391)	$(117,707)	$(24,213)

Proceeds from dispositions of rental property and other:
Investment in real estate	$87	$113,068	$2,458
Notes receivable, net	—	6,507	—
Other, net	558	(2,167)	510
Gain on sale of property	1,457	40,567	4,596
Total proceeds from dispositions of rental property and other	$2,102	$157,975	$7,564

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
Our operations are conducted primarily through the Operating Partnership. We contributed the proceeds from our initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary we owned. As of December 31, 2013, MHC Trust was merged into ELS resulting in the general partnership interest of the Operating Partnership being directly held by ELS. In connection with the merger, we issued 125 shares of 6% Series D Cumulative Non-Qualified Preferred Stock (the “Series D Preferred Stock”) and 250 shares of 18.75% Series E Cumulative Non-Voting Preferred Stock (the “Series E Preferred Stock”) in exchange for similar preferred stock held by stockholders of MHC Trust. As of December 31, 2014, we redeemed all of the outstanding Series D Preferred Stock and Series E Preferred Stock. The financial results of the Operating Partnership and the Subsidiaries are consolidated in our consolidated financial statements. In addition, since certain activities, if performed by us, may cause us to earn income which is not qualifying for the REIT gross income tests, we have formed taxable REIT Subsidiaries, as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to engage in such activities.
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
The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2014, the Non-Controlling Interests—Common OP Units represented 7,231,967 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.
On July 15, 2013, we effected a two-for-one stock split of our common stock (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-K). All common stock and Common Operating Partnership Unit share and per share data in the accompanying Consolidated Financial Statements and notes for periods prior to this date have been adjusted retroactively to reflect the stock split.

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
We have applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have concluded that, as of December 31, 2014, we were not the primary beneficiary of any VIE’s.
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
We apply the equity method of accounting to entities in which we do not have a controlling direct or indirect voting interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to our operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) our investment is passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.

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
We have two reportable segments which are: (i) Property Operations and (ii) Home Sales and Rental Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rental Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(d)	Real Estate
Real estate is recorded at cost less accumulated depreciation. Our policy is to estimate useful lives associated with our real estate assets and to depreciate the assets on a straight-line basis based on our estimates. In January 2014, we completed a review of the useful lives and salvage values of manufactured homes. During the first quarter of 2014, we prospectively modified the depreciable life estimate of our new manufactured homes to 25 years and our used homes to 10-25 years. We continue to use a 30-year estimated life for buildings and structural and land improvements acquired (including Site development), a 10-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and lease intangibles over the average life of acquired in-place leases. The change in estimate related to our new and used manufactured homes did not have a material impact on our financial statements.
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
If an impairment indicator exists related to long-lived assets that are held and used, we compare the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
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
In April 2014, the FASB issued Accounting Standard Update 2014-08, “Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). This update revised the definition of discontinued operations to limit the criteria for classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. While the threshold for a disposal or disposal group to qualify for discontinued operations has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. This pronouncement is effective beginning January 1, 2015, but allows for early adoption beginning January 1, 2014. Pursuant to its terms, we have elected to early adopt ASU 2014-08. The adoption of this pronouncement did not have a material impact on our consolidated financial statements for the year ended December 31, 2014. The gain on sale of property recognized during the year ended December 31, 2014, is presented separately as continuing operations in our Consolidated Statement of Income and Comprehensive Income. The results of assets sold or held for sale continue to be classified as discontinued operations for the years ended December 31, 2013 and 2012, within our Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(e)	Acquisitions
In accordance with FASB ASC 805, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. We also expense transaction costs as they are incurred. The results of operations of acquired assets are included in the Consolidated Statements of Income and Comprehensive Income from the dates of acquisition. Purchase price allocations may be finalized within one year following any acquisition and applied retroactively to the date of acquisition.
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
In-place leases – Lease in place values are determined via a combination of estimates of market rental rates and expense reimbursement levels as well as an estimate of the length of time required to replace each lease.
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
As of December 31, 2014 and 2013, the gross carrying amounts of identified intangible assets and goodwill were approximately $12.1 million, which is reported as a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets. As of December 31, 2014 and 2013, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $2.2 million and $1.9 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, amortization expense for the identified intangible assets was approximately $0.3 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2015	$349
2016	$251
2017	$87
2018	$87
2019	$87

(g)	Restricted Cash
Cash as of December 31, 2014 and 2013 included approximately $5.0 million and $5.2 million, respectively, of cash restricted for the payment of capital improvements, insurance or real estate taxes.

(h)	Notes and Contracts Receivable
Notes receivable generally are presented at their outstanding unpaid principal balances net of any allowances, deferred fees or costs on originated loans and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases, we purchase loans made by others to finance the sales of homes to our customers (referred to as “Chattel Loans”). These loans are secured by the purchased homes.
We also provide financing for nonrefundable upgrades to existing right-to-use contracts (“Contracts Receivable”). These Contracts Receivable represent loans to customers who have entered right-to-use contracts. Contracts Receivable are also generally presented at their outstanding unpaid principal balances net of an allowance reserve.
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.

(i)	Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for Chattel Loans, Contracts Receivables and amounts receivable from tenants. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates, and the current estimated market value of the underlying manufactured home collateral. An allowance is established for a portion of the Contracts Receivable when an upfront payment is financed. The Contracts Receivable allowance is based upon historical collection rates and current economic trends. The allowance and the rate at which we provide for losses on our Contracts Receivable could be increased or decreased in the future based on our actual collection experience. We evaluate all amounts receivable from residents and establish an allowance for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $5.1 million and $4.9 million as of December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014, 2013 and 2012, our allowance for doubtful accounts was as follows (amounts in thousands):

	2014	2013	2012
Balance, beginning of period	$7,927	$6,987	$7,700
Provision for losses	4,209	5,152	4,860
Write-offs	(5,026)	(4,212)	(5,573)
Balance, end of period	$7,110	$7,927	$6,987

(j)	Investments in Unconsolidated Joint Ventures
Investments in joint ventures in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to our operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(k)	Insurance Claims
The Properties are covered against losses caused by various events including fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. The book value of original capital items are written off when the loss is incurred. Costs incurred related to capital items are capitalized in accordance with our capitalization policy. Noncapital recoverable costs are expensed as incurred and insurance proceeds are recorded as income in the period in which they are received.

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
The effective portion of changes in the fair value of the designated derivative and that qualifies as a cash flow hedge is recorded on the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative will be recognized directly in earnings. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

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
Our mortgage notes payable and term loan had a carrying value of approximately $2.2 billion as of December 31, 2014 and 2013, and a fair value of approximately $2.3 billion and $2.2 billion as of December 31, 2014 and 2013, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2014 and 2013, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(n)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $29.8 million and $25.4 million at December 31, 2014 and 2013, respectively.

(o)	Revenue Recognition
We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. For the years ended December 31, 2014, 2013, and 2012, approximately 40.9%, 40.7%, and 39.4%, respectively, of our revenue was generated by Properties located in Florida, approximately 9.6%, 9.8%, and 9.4%, respectively, by Properties located in Arizona and approximately 15.2%, 15.7%, and 15.2%, respectively, by Properties located in California.
In conjunction with the acquisition of the Thousand Trails business, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) after we corresponded with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be 31 years.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently in the process of assessing the impact of ASU 2014-09 on our consolidated financial statements.

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
 In accordance with FASB ASC 810, we present the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.3 million of private REIT Subsidiaries preferred stock.

(q)	Preferred Stock
We account for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity—SEC Materials” (“FASB ASC 480-10-S99”). Holders of the 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) have certain preference rights with respect to the common stock and the Series C Preferred Stock is classified as redeemable interests inside of permanent equity on our Consolidated Balance Sheet due to the right of holders to convert such stock into common stock in certain circumstances involving a change of our control.

(r)	Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2014, the REIT had a federal net operating loss carryforward of approximately $88 million. The REIT would be entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no tax benefit has been recorded for the years ended December 31, 2014, 2013 and 2012.
In addition, we have several taxable REIT Subsidiaries (“TRSs”), which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance for the years ended December 31, 2014, 2013 and 2012.
The REIT is still subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.
As of December 31, 2014, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.8 billion (unaudited) and $38.6 million (unaudited), respectively.
During the years ended December 31, 2014, 2013 and 2012, our tax treatment of common stock distributions were as follows (unaudited):

	2014	2013	2012
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.217	$0.680	$0.810
Long-term capital gain	—	0.211	0.069
Nondividend distributions	—	—	0.186
Unrecaptured section 1250 gain	—	0.067	—
Distributions declared per Common Share outstanding	$1.217	$0.958	$1.065
The quarterly distribution paid on January 9, 2015 of $0.325 per common share will be considered a split-year distribution with $0.2003 (unaudited) considered a distribution made in 2014 for U.S. federal income tax purposes and $0.1247 (unaudited) allocable to 2015 for federal tax purposes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(s)Stock-Based Compensation
We follow Codification Topic “Stock Compensation” (“FASB ASC 718”) in accounting for our share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors. (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-K.) No stock options were issued in 2014, 2013 and 2012.

(t)	Reclassifications
Certain 2013 and 2012 amounts have been reclassified to conform to the 2014 presentation. These reclassifications did not have a material effect on our Consolidated Balance Sheets or Consolidated Statements of Income and Comprehensive Income.
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
On July 15, 2013, we effected a two-for-one stock split of our common stock, by and in the form of a stock dividend that was paid to stockholders of record on July 5, 2013. Each common shareholder of record on July 5, 2013, received one additional share of common stock for each share held. The incremental par value was recorded as an increase to the common stock account on our balance sheet to reflect the newly issued shares and such amount was offset by a reduction in the paid-in capital account on our balance sheet. Pursuant to the anti-dilution provision in the Operating Partnership’s Agreement of Limited Partnership, the stock split also affected the common OP units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3—Earnings Per Common Share (continued)

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerators:
Income from Continuing Operations:
Income from continuing operations	$138,468	$77,247	$63,747
Amounts allocated to dilutive securities	(10,463)	(5,617)	(4,173)
Preferred Stock distributions	(9,274)	(9,280)	(14,613)
Income from continuing operations available to Common Shares – basic	118,731	62,350	44,961
Amounts allocated to dilutive securities	10,463	5,617	4,173
Income from continuing operations available to Common Shares – fully diluted	$129,194	$67,967	$49,134
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$—	$44,569	$9,818
Net Income Available for Common Shares:
Net income available for Common Shares—basic	$118,731	$106,919	$54,779
Amounts allocated to dilutive securities	10,463	9,706	5,067
Net income available for Common Shares—fully diluted	$129,194	$116,625	$59,846
Denominator:
Weighted average Common Shares outstanding—basic	83,362	83,018	82,348
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,411	7,549	7,877
Stock options and restricted shares	738	629	637
Weighted average Common Shares outstanding—fully diluted	91,511	91,196	90,862

Earnings per Common Share—Basic:
Income from continuing operations	$1.42	$0.75	$0.55
Income from discontinued operations	—	0.54	0.12
Net income available for Common Shares	$1.42	$1.29	$0.67

Earnings per Common Share—Fully Diluted:
Income from continuing operations	$1.41	$0.75	$0.54
Income from discontinued operations	—	0.53	0.12
Net income available for Common Shares	$1.41	$1.28	$0.66

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions
We adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2014, 2013 and 2012 were 30,739, 18,411 and 30,154, respectively.
On November 25, 2013, we amended our charter to increase from 100,000,000 to 200,000,000 the number of shares of common stock, par value $0.01 per share, we are authorized to issue.
The following table presents the changes in our outstanding common stock for the years ended December 31, 2014, 2013 and 2012 (excluding OP Units of 7,231,967, 7,667,723, and 7,456,320 outstanding at December 31, 2014, 2013 and 2012, respectively):

	2014	2013	2012
Shares outstanding at January 1,	83,313,677	83,193,310	82,156,400
Common stock issued through conversion of OP Units	435,756	29,566	749,814
Common stock issued through exercise of options	—	20,000	160,000
Common stock issued through stock grants	186,666	173,332	177,998
Common stock issued through ESPP and Dividend Reinvestment Plan	31,203	19,013	31,108
Common stock repurchased and retired	(87,523)	(121,544)	(82,010)
Shares outstanding at December 31,	83,879,779	83,313,677	83,193,310
During the years ended December 31, 2014, 2013 and 2012, we repurchased shares of common stock representing common stock surrendered by officers to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $51.62, $36.48 and $33.31 per share, respectively.
As of December 31, 2014 and 2013, ELS’ percentage ownership of the Operating Partnership was approximately 92.1% and 91.6%, respectively. The remaining approximately 7.9% and 8.4%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2012:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.2188	March 31, 2012	March 30, 2012	April 13, 2012
$0.2188	June 30, 2012	June 29, 2012	July 13, 2012
$0.2188	September 30, 2012	September 28, 2012	October 12, 2012
$0.2188	December 31, 2012	December 14, 2012	December 28, 2012
$0.2500	March 31, 2013	March 28, 2013	April 12, 2013
$0.2500	June 30, 2013	June 28, 2013	July 12, 2013
$0.2500	September 30, 2013	September 27, 2013	October 11, 2013
$0.2500	December 31, 2013	December 27, 2013	January 10, 2014
$0.3250	March 31, 2014	March 28, 2014	April 11, 2014
$0.3250	June 30, 2014	June 27, 2014	July 11, 2014
$0.3250	September 30, 2014	September 26, 2014	October 10, 2014
$0.3250	December 31, 2014	December 26, 2014	January 9, 2015
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
On August 9, 2012, we announced an offer to acquire all of the 8,000,000 outstanding Series A Preferred Stock in exchange for one newly issued depositary share plus cash equal to the amount of all unpaid distributions accrued on such tendered Series A Preferred Stock. On September 14, 2012, we issued 54,458 shares of our Series C Preferred Stock with a liquidation value of $2,500.00 per share, which are represented by depositary shares as described below. Also on September 14, 2012, we exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of our Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock.
On October 18, 2012, we redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.0948460 per share on such redeemed shares for approximately $64.1 million.
Note 5—Investment in Real Estate
Acquisitions
During the years ended December 31, 2014, 2013 and 2012 we acquired all of the following Properties from unaffiliated third parties (dollars in millions):
1) During the year ended December 31, 2014, we acquired the following Properties:
(a) In January 2014, we completed the acquisition of two RV resorts; Blackhawk, a 490-Site RV Resort; and Lakeland, a 682-Site RV Resort. On December 17, 2013, we completed the acquisition of Neshonoc, a 284-Site RV Resort. These Properties are located in Wisconsin and the combined purchase price of $31.8 million was funded with available cash and the assumption of mortgage debt of approximately $18.7 million, excluding mortgage note premiums of $1.3 million.
(b) On March 10, 2014, we exercised a purchase option and purchased land comprising a portion of our Colony Cove Property, which was part of the portfolio of Properties acquired in 2011. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.
(c) In September 2014, we completed the acquisition of three RV resorts; Pine Acres, a 421-Site RV Resort; Echo Farms, a 237-Site RV Resort; and Mays Landing, a 168-Site RV Resort. Two of the Properties are located in the coastal vacation destination area of New Jersey and one property is in New Hampshire. The combined purchase price of $11.8 million was funded with available cash.
(d) On October 1, 2014, we completed the acquisition of Space Coast, a 270-Site RV Resort located in Rockledge, Florida. The total purchase price of $6.1 million was funded with available cash.
(e) On December 30, 2014, we completed the acquisition of Mesa Spirit, a 1,600-Site RV Resort located in Mesa, Arizona, for a purchase price of $41.6 million. The purchase price was funded with available cash and the assumption of mortgage debt of approximately $19.0 million, excluding a mortgage note premium of $1.0 million.
2) During the year ended December 31, 2013, we acquired Fiesta Key, a 324-Site RV Resort located in the Florida Keys, for a purchase price of approximately $24.6 million funded with available cash. We also acquired three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a stated purchase price of $102.0 million. The purchase price was funded by approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP units, and the remainder was funded with available cash.
3) During the year ended December 31, 2012, we acquired two RV resorts collectively containing 1,765 Sites located in Texas. The purchase price of $25.0 million was funded with available cash.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 - Investment in Real Estate (continued)

We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment within one year of purchase due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the years ended December 31, 2014, 2013, and 2012 which we determined using Level-2 for mortgage notes payable and other liabilities and Level-3 inputs (amounts in thousands):

	2014	2013	2012
Assets acquired
Land	$66,390	$41,022	$4,410
Depreciable property	52,329	87,306	18,491
Manufactured homes	1,086	1,155	—
In-place leases	2,561	3,910	2,099
Net investment in real estate	$122,366	$133,393	$25,000
Other assets	1,197	1,025	29
Total Assets acquired	$123,563	$134,418	$25,029
Liabilities assumed
Mortgage notes payable	$34,559	$5,382	$—
Other liabilities	6,712	1,777	816
Total liabilities assumed	$41,271	$7,159	$816
Net assets acquired	$82,292	$127,259	$24,213
In February 2015, we closed on the acquisition of Bogue Pines and Whispering Pines, two properties located in coastal North Carolina for a total purchase price of approximately $12.3 million, which was funded with available cash. These assets contain 193 manufactured home sites and 235 RV sites.
Dispositions and real estate held for disposition
During the three years ended December 31, 2014, 2013, and 2012 we disposed of the following Properties:
1) On July 11, 2014, we received payment of approximately $2.1 million from the Arizona Department of Transportation related to the value of a certain parcel taken for state highway purposes at our Seyenna Vista property in Maricopa County, Arizona, of which approximately $1.5 million was in excess of our basis and recognized as a gain on sale of property within continuing operations in our Consolidated Statement of Income and Comprehensive Income following the adoption of ASU 2014-08.
2) On May 8, 2013, we entered into a purchase and sale agreement to sell 11 manufactured home communities located in Michigan (the “Michigan Properties”) collectively containing approximately 5,344 Sites for a net sale price of approximately $165.0 million. We closed on the sale of ten of the Michigan Properties on July 23, 2013, and closed on the sale of the eleventh Michigan Property on September 25, 2013. In accordance with FASB Codification Sub-Topic “Property, Plant and Equipment - Real Estate Sales - Derecognition” (“FASB ASC 360-20-40-5”), we recognized a gain on sale of real estate assets of approximately $40.6 million.
3) On December 7, 2012, we sold Cascade, a 163-Site resort Property located in Snoqualmie, Washington. In accordance with FASB ASC 360-20-40-5, we recognized a gain on disposition of approximately $4.6 million, net of tax, for the year ended December 31, 2012. Cash proceeds from the disposition, net of closing costs, were approximately $7.6 million.
During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the 2012 disposition of Cascade.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 - Investment in Real Estate (continued)

Results of operations for the Michigan Properties and Cascade have been presented separately as discontinued operations for the years ended December 31, 2013 and 2012 in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Years Ended
	December 31,
	2013	2012
Community base rental home income	$11,565	$19,564
Rental income	1,948	2,416
Utility and other income	1,384	1,961
Discontinued property operating revenues	14,897	23,941
Property operating expenses	6,126	9,561
Income from discontinued property operations	8,771	14,380
Loss from home sales operations	(78)	(110)
Other income and expenses	332	868
Interest and amortization	(355)	(534)
Depreciation and in place lease amortization	(1,537)	(8,488)
Discontinued operations, net	$7,133	$6,116
As of December 31, 2014, we have no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
During the year ended December 31, 2013, we recorded an additional $3.5 million in depreciation expense and accumulated depreciation to correct immaterial amounts recorded in prior periods related to land improvements.
Note 6—Investment in Unconsolidated Joint Ventures
We recorded approximately $4.6 million, $2.0 million, and $1.9 million (net of approximately $0.9 million, $1.0 million, and $1.2 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the years ended December 31, 2014, 2013, and 2012, respectively. We received approximately $5.9 million, $1.3 million, and $1.8 million in distributions from joint ventures for the years ended December 31, 2014, 2013 and 2012, respectively. Approximately $2.4 million of the distributions received in the current year exceeded our basis in our joint venture and, as such, were recorded as income from unconsolidated joint ventures for the year ended December 31, 2014.
In 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the “ECHO JV”). We entered into the ECHO JV to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions. On February 12, 2015, we contributed approximately $4.2 million for a total investment in the ECHO JV of approximately $10.5 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6—Investment in Unconsolidated Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2014 and 2013, respectively):

					Investment as of		Income for Years Ended
Investment	Location	Number of Sites	Economic Interest(a)		December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2012
Meadows	Various (2,2)	1,077	50%		$—	$1,679	$2,294	$1,138	$1,012
Lakeshore	Florida (2,2)	342	65%		9	145	1,350	271	250
Voyager	Arizona (1,1)	1,706	50%	(b)	7,201	7,074	806	760	652
Other	Various (0,0)	—	20%	(c)	—	—	25	(188)	(15)
Echo JV	Various (0,0)	—	50%		6,302	2,685	103	58	—
		3,125			$13,512	$11,583	$4,578	$2,039	$1,899
_________________________

(a)	The percentages shown approximate our economic interest as of December 31, 2014. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(c)	During the year ended December 31, 2014, we received payment of $0.1 million for the sale of our remaining 20% interest in the Time Shares Only joint venture.

Note 7—Notes Receivable
Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of December 31, 2014 and 2013, we had approximately $18.9 million and $21.9 million, respectively, of these Chattel Loans included in notes receivable. As of December 31, 2014, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 22.3%, and had an average term remaining of approximately 12 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of December 31, 2014 and 2013.
During the year ended December 31, 2014, we received principal payment of approximately $1.0 million on a previously reserved loan related to one of our previous acquisitions.
As of December 31, 2014 and 2013, we had approximately $18.2 million and $17.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million. The Contracts Receivable have an average stated interest rate of 16.0%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 8—Borrowing Arrangements
Secured Debt
As of December 31, 2014 and December 31, 2013, we had outstanding mortgage indebtedness on Properties of approximately $2,012 million and $1,992 million, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the year ended December 31, 2014 was approximately 5.2% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2015 to 2039. The debt encumbered a total of 137 and 147 of our Properties as of December 31, 2014 and December 31, 2013, respectively, and the carrying value of such Properties was approximately $2,382 million and $2,378 million, respectively, as of such dates.
2014 Activity
During the year ended December 31, 2014, we closed on four loans with total proceeds of $54.0 million that are secured by two manufactured home communities and two RV resorts. The loans have a weighted average interest rate of 4.54% per annum and are set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, has a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. We also paid off 17 mortgages totaling approximately $90.0 million that had a weighted average interest rate of 5.57% per annum. In connection with the Blackhawk and Lakeland acquisitions, we assumed approximately $13.3 million of mortgage debt, excluding mortgage note premiums of $1.0 million, secured by the resort properties, with a weighted average interest rate of 6.48% per annum which are set to mature in 2017 and 2018. Finally, in connection with the Mesa Spirit acquisition, we assumed approximately $19.0 million of mortgage debt, excluding a mortgage note premium of $1.0 million, secured by the resort property, with a stated interest rate of 5.66% per annum, which is set to mature in 2017.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)

In January 2015, as part of our previous announced refinancing plan, we closed on two 25 year, fully amortizing loans with total gross proceeds of $199.0 million. The loans carry a weighted average interest rate of 4.16% per annum and are secured by 11 manufactured home and RV Properties. Proceeds from the financings were used to defease approximately $190.0 million of loans maturing in 2015 with a weighted average interest rate of 5.57% per annum. We incurred approximately $9.0 million in early debt retirement expense related to these loans, which were secured by 15 manufactured home communities and RV resorts.
2013 Activity
During the year ended December 31, 2013, we closed on 22 loans with proceeds of approximately $375.5 million which were secured by manufactured home communities and carried an average interest rate of 4.46% per annum. The loan proceeds and cash were used to defease approximately $312.2 million of debt with a weighted average interest rate of 5.65% per annum, secured by 29 manufactured home communities, which were set to mature in 2014 and 2015. In addition, as part of the acquisition of Neshonoc, we assumed approximately $5.4 million of mortgage debt secured by the property with a stated interest rate of 6.00% per annum set to mature in 2022. During the year ended December 31, 2013, we paid approximately $37.8 million in defeasance costs associated with the early retirement of the mortgages. We also paid off 17 maturing mortgages totaling approximately $107.6 million, with a weighted average interest rate of 6.00% per annum.
Term Loan
As of December 31, 2014, our amended $200.0 million Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the amendment of the Term Loan, we also entered into a three year LIBOR swap agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (see Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further information on the accounting for the Swap.)
As of December 31, 2013, our Term Loan, which had a maturity date of June 30, 2017, had an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, was prepayable at any time without premium or penalty at any time after July 1, 2014. In connection with the original Term Loan, we entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “2011 Swap”), which allowed us to trade the variable interest rate for a fixed interest rate on the Term Loan and matured July 1, 2014.
Unsecured Line of Credit
As of December 31, 2014, our amended, unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions. The amended LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable based on leverage throughout the loan term. We incurred commitment and arrangement fees of approximately $3.5 million to enter into the amended LOC and Term Loan extension.
As of December 31, 2014, we are in compliance in all material aspects with the covenants in our borrowing arrangements.
As of December 31, 2013, our LOC had availability of $380.0 million with no amounts outstanding. Our LOC bore a LIBOR rate plus 1.40% to 2.00%, contained a 0.25% to 0.40% facility fee and had a maturity date of September 15, 2016, with an option to extend for one year, subject to certain conditions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)

Future Maturities of Debt
The table below presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2015	$310,609
2016	249,185
2017	88,105
2018	220,239
2019	221,189
Thereafter	1,108,526
Net unamortized premiums	14,393
Total	$2,212,246
Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our amended Term Loan, we entered into the 2014 Swap (see Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of December 31, 2014, our spread over LIBOR was 1.35% resulting in an initial estimated all-in interest rate of 2.39% per annum.
In connection with the original Term Loan in 2011, we entered into the 2011 Swap (see Note 8 in the Notes to the Consolidated financial statements contained in this Form 10-K for information about the Term Loan related to the 2011 Swap) that fixed the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matured on July 1, 2014.
We have designated the 2014 and 2011 Swaps as cash flow hedges. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to the hedge ineffectiveness or to amounts excluded from effectiveness testing in our cash flow hedge during the years ended December 31, 2014, 2013, and 2012.
 Amounts reported in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of December 31, 2014 and 2013 (amounts in thousands).

	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest Rate Swap	Accrued payroll and other operating expenses	$381	$927
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)			Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2014	December 31, 2013	December 31, 2012		December 31, 2014	December 31, 2013	December 31, 2012
Interest Rate Swap	$1,230	$188	$1,797	Interest Expense	$1,776	$1,851	$1,754

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Derivative Instruments and Hedging Activities (continued)

We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of December 31, 2014, we have not posted any collateral related to this agreement.
Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	2014	2013
Deferred revenue—upfront payments from right-to-use contracts, as of January 1,	$68,673	$62,979
Right-to-use contracts current period, gross	13,892	13,815
Revenue recognized from right-to-use contract upfront payments	(8,391)	(8,121)
Right-to-use contract upfront payments, deferred, net	5,501	5,694
Deferred revenue—upfront payments from right-to-use contracts, as of December 31,	$74,174	$68,673

Deferred commission expense, as of January 1,	$25,251	$22,841
Deferred commission expense	6,272	5,011
Commission expense recognized	(2,934)	(2,601)
Net increase in deferred commission expense	3,338	2,410
Deferred commission expense, as of December 31,	$28,589	$25,251
Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 26 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2014 are as follows (amounts in thousands):

Year	Amount
2015	$62,392
2016	63,537
2017	25,291
2018	12,465
2019	11,954
Thereafter	38,230
Total	$213,869

Note 12—Operating Leases
We have operating leases covering office space expiring at various dates through 2023. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business. We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2015 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2014, 2013, and 2012 total operating lease payments for office space and rent due under ground leases, aggregated $3.7 million, $5.1 million, and $4.6 million, respectively. The following table summarizes our minimum future rental payments under our operating leases as of December 31, 2014 (amounts in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Office Rent Lease	$13,692	$1,862	$1,961	$1,993	$2,039	$1,925	$3,912
Ground Lease	19,438	1,941	1,948	1,955	1,955	1,963	9,676
Total Operating Leases	$33,130	$3,803	$3,909	$3,948	$3,994	$3,888	$13,588

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Transactions with Related Parties
Riverside Portfolio acquisition
On August 1, 2013, we closed on the Riverside Acquisition (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Patrick Waite, our Executive Vice President and Chief Operating Officer, was formerly employed by an affiliate of Riverside Communities, as a result of which he had financial interests in the sale that resulted in him receiving his share in cash upon the closing of the acquisition. Mr. Waite did not participate in our management’s analysis, decision-making or recommendation to the Board of Directors with respect to the acquisition. In addition, David Helfand, the founder and CEO of Riverside Communities, served in various positions with us before 2005, including, at various times, as our Chief Financial Officer, Chief Executive Officer, and as a member of our Board of Directors. Mr. Helfand is currently Co-President of Equity Group Investments, L.L.C., an entity affiliated with Sam Zell, Chairman of our Board of Directors.
Corporate Headquarters
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million for the years ended December 31, 2014 and 2013 and $0.9 million for the year ended December 31, 2012.
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
Note 14— Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. Options are awarded at the New York Stock Exchange closing price of our common stock on the grant date. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of December 31, 2014, 3,563,334 shares remained available for grant.
Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award.

Grants Issued
On February 2, 2015, we awarded Restricted Stock Grants for 78,000 shares of common stock at a fair market value of approximately $4.3 million to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2015.
On February 2, 2015, we awarded Restricted Stock Grants for 47,100 shares of common stock at a fair market value of approximately $2.6 million to certain members of the Board of Directors for services rendered in 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2015, December 31, 2016, and December 31, 2017. The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Equity Incentive Awards (continued)

On May 13, 2014, we awarded Restricted Stock Grants for 84,666 shares of common stock at a fair market value of $3.6 million to certain members of our senior management for services rendered during the remainder of 2014. These Restricted Stock Grants vested on December 31, 2014.
On May 13, 2014, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.6 million to certain members of our Board of Directors for their services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee for the remainder of 2014. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2014, December 31, 2015, and December 31, 2016.
On May 13, 2014, we awarded Restricted Stock Grants for 40,000 shares of common stock at fair market value of approximately $1.7 million to the Board of Directors for services as Director rendered for remainder of 2014. One-third of the shares of restricted common stock covered by these awards vests on each of November 13, 2014, May 13, 2015, and May 13, 2016.
On May 8, 2013, we awarded Restricted Stock Grants for 40,000 shares of common stock at a fair market value of approximately $1.7 million to the members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 8, 2013, May 8, 2014, and May 8, 2015.
On April 10, 2013, we awarded Restricted Stock Grants for 2,000 shares of common stock at a fair market value of $80,200 to a member of our senior management. These Restricted Stock Grants vested on December 31, 2013.
On March 13, 2013, we awarded Restricted Stock Grants for 666 shares of common stock at a fair market value of approximately $24,800 to a member of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of September 13, 2013, March 13, 2014, and March 13, 2015.
On February 1, 2013, we awarded Restricted Stock Grants for 68,666 shares of common stock at a fair market value of $2.5 million to certain members of our senior management. These Restricted Stock Grants vested on December 31, 2013.
On January 31, 2013, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2013, December 31, 2014, and December 31, 2015.
On May 8, 2012, we awarded Restricted Stock Grants for 32,000 shares of common stock at a fair market value of approximately $1.1 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vested on each of November 8, 2012, May 8, 2013, and May 8, 2014.
On January 31, 2012, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2011. One-third of the shares of restricted common stock covered by these awards vested on each of December 31, 2012, December 31, 2013, and December 31, 2014.
On January 31, 2012, we awarded Restricted Stock Grants for 120,664 shares of common stock to certain members of our senior management. These Restricted Stock Grants vested on December 31, 2012. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant. During 2012, 36,666 shares of this restricted stock grant valued at issuance date of approximately $1.3 million were relinquished by certain members of senior management.
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2014, 2013 and 2012 was approximately $7.6 million, $6.0 million, and $5.8 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Equity Incentive Awards (continued)

A summary of our restricted stock activity, and related information for the years ended December 31, 2014, 2013, and 2012 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	94,020	$27.75
Shares granted	214,664	35.06
Shares canceled/forfeited	(36,666)	35.07
Shares vested	(177,998)	32.30
Balance at December 31, 2012	94,020	32.97
Shares granted	173,332	37.32
Shares vested	(167,564)	34.97
Balance at December 31, 2013	99,788	37.17
Shares granted	186,666	42.61
Shares vested	(185,554)	40.51
Balance at December 31, 2014	100,900	41.09
Compensation expense to be recognized subsequent to December 31, 2014 for Restricted Stock Grants issued prior to 2014 that has not yet vested was approximately $3.7 million, which is expected to be recognized over a weighted average term of 1.4 years.
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. No options were issued, forfeited or expired during the years ended December 31, 2014, 2013, and 2012.
A summary of our stock option activity, and related information for the years ended December 31, 2014, 2013, and 2012 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2011	1,265,600	$22.07	4.9
Options exercised	(160,000)	24.10
Balance at December 31, 2012	1,105,600	21.78	4.0
Options exercised	(20,000)	12.34
Balance at December 31, 2013	1,085,600	21.95	3.1
Options exercised	—	—
Balance at December 31, 2014	1,085,600	21.95	2.1
Exercisable at December 31, 2014	1,085,600	21.95	2.1
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. No options were exercised for the year ending December 31, 2014, and the intrinsic value of exercised options for the years ending 2013 and 2012, were $0.5 million and $1.7 million, respectively. For the years ending December 31, 2014, 2013 and 2012, the intrinsic value of outstanding and exercisable options was $32.1 million, $15.5 million and $13.1 million, respectively.
Note 15— Preferred Stock
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 15—Preferred Stock (continued)

On December 30, 2013, in connection with the MHC Trust merger, we authorized 179,764 shares and issued 125 shares of our Series D Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust’s 6% Series A Cumulative Non-Qualified Preferred Stock, and authorized and issued 250 shares of our Series E Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust’s 18.75% Series B Cumulative Non-Voting Preferred Stock. On December 31, 2014, we redeemed all of our Series D Preferred Stock and Series E Preferred Stock. On February 12, 2015, we filed articles supplementary reclassifying 179,639 authorized but unissued shares of Series D Preferred Stock as shares of preferred stock without designation as to class or series, and confirming that 125 shares of Series D Preferred Stock and 250 shares of Series E Preferred Stock are now shares of preferred stock without designation as to class or series.
Note 16—Long-Term Cash Incentive Plan
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2013 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long Term Cash Incentive Plan approved by the Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.2 million. For the year ended December 31, 2014, we had accrued compensation expense of approximately $3.8 million.
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
In addition, amounts we contributed will vest on a prorated basis according to the participant’s vesting schedule. After five years of employment with us, the participants will be 100% vested for all amounts we contributed. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as we determined. All employee contributions are 100% vested. Our contribution to the 401(k) Plan was approximately $1.3 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of the plaintiffs’ claims on appeal except the one relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney’s fees and other costs. A case management conference is scheduled for March 23, 2015 for purposes of setting a schedule and procedure for resolving the RV issue.
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
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury’s verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury’s determination of liability. As grounds for the ruling, the Court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court’s ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court’s December 5, 2014, order. We intend to continue to vigorously defend ourselves in the litigation.
At December 31, 2014, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
Given the uncertainty related to the ultimate resolution of this case as well as the time period to reach a conclusion, we are unable to provide an estimate of any possible loss or range of possible outcomes and therefore we conclude that we should accrue

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

the minimum of zero as of December 31, 2014. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Monte del Lago
We have been notified that a group of tenants at our Monte del Lago Property in Castroville, California intend to commence a lawsuit against us alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit, if filed.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the three years ended December 31, 2014, 2013, and 2012.The following tables summarize our segment financial information (amounts in thousands):

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

Year Ended December 31, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$716,942	$44,467	$761,409
Operations expenses	(345,067)	(36,530)	(381,597)
Income from segment operations	371,875	7,937	379,812
Interest income	2,984	4,466	7,450
Depreciation on real estate and rental homes	(99,980)	(11,085)	(111,065)
Amortization of in-place leases	(3,999)	—	(3,999)
Income from operations	$270,880	$1,318	272,198
Reconciliation to Consolidated net income
Corporate interest income			897
Income from other investments, net			7,053
General and administrative			(27,410)
Property rights initiatives			(2,923)
Early debt retirement			(5,087)
Interest and related amortization			(112,295)
Equity in income of unconsolidated joint ventures			4,578
Gain on sale of property			1,457
Consolidated net income			$138,468

Total assets	$3,178,883	$267,456	$3,446,339
Capital improvements	$35,973	$27,748	$63,721

Year Ended December 31, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$679,992	$33,281	$713,273
Operations expenses	(329,468)	(26,855)	(356,323)
Income from segment operations	350,524	6,426	356,950
Interest income	3,397	4,373	7,770
Depreciation on real estate and rental homes	(101,374)	(6,855)	(108,229)
Amortization of in-place leases	(1,940)	—	(1,940)
Income from operations	$250,607	$3,944	254,551
Reconciliation to Consolidated net income
Corporate interest income			490
Income from other investments, net			7,515
General and administrative			(28,211)
Property rights initiatives			(2,771)
Early debt retirement			(37,844)
Interest and related amortization			(118,522)
Equity in income of unconsolidated joint ventures			2,039
Gain on sale of property, net of tax			41,525
Discontinued operations			7,133
Consolidated net income			$125,905

Total assets	$3,096,826	$295,483	$3,392,309
Capital improvements	$26,430	$38,284	$64,714

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

Year Ended December 31, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$648,323	$21,045	$669,368
Operations expenses	(312,286)	(16,778)	(329,064)
Income from segment operations	336,037	4,267	340,304
Interest income	3,075	4,614	7,689
Depreciation on real estate and rental homes	(96,419)	(5,664)	(102,083)
Amortization of in-place leases	(38,694)	(773)	(39,467)
Income from operations	$203,999	$2,444	206,443
Reconciliation to Consolidated net income
Corporate interest income			446
Income from other investments, net			6,795
General and administrative			(26,388)
Property rights initiatives			(1,456)
Interest and related amortization			(123,992)
Equity in income of unconsolidated joint ventures			1,899
Gain on sale of property, net of tax			4,596
Discontinued operations			6,116
Consolidated net income			$74,459

Assets held for use	$2,985,162	$293,608	$3,278,770
Assets held for disposition			119,852
Total assets			$3,398,622
Capital improvements	$30,863	$44,397	$75,260
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Revenues:
Community base rental income	$426,886	$409,801	$394,606
Resort base rental income	163,968	147,234	134,327
Right-to-use annual payments	44,860	47,967	47,662
Right-to-use contracts current period, gross	13,892	13,815	14,025
Right-to-use contracts current period, deferred	(5,501)	(5,694)	(6,694)
Utility income and other	70,209	63,800	62,470
Ancillary services revenues, net	2,628	3,069	1,927
Total property operations revenues	716,942	679,992	648,323
Expenses:
Property operating and maintenance	243,914	229,897	220,415
Real estate taxes	48,714	48,279	45,590
Sales and marketing, gross	12,418	13,509	11,437
Sales and marketing deferred commissions, net	(2,617)	(2,410)	(3,155)
Property management	42,638	40,193	37,999
Total property operations expenses	345,067	329,468	312,286
Income from property operations segment	$371,875	$350,524	$336,037

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Revenues:
Gross revenue from home sales	$28,418	$17,871	$8,230
Brokered resale revenues, net	1,222	1,143	1,166
Rental home income (a)	14,827	14,267	11,649
Total revenues	44,467	33,281	21,045
Expenses:
Cost of home sales	26,747	17,296	9,018
Home selling expenses	2,342	2,085	1,391
Rental home operating and maintenance	7,441	7,474	6,369
Total expenses	36,530	26,855	16,778
Income from home sales and rentals operations segment	$7,937	$6,426	$4,267

(a)	Segment information does not include Site rental income included in Community base rental income.
Note 20—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2014 and 2013 (amounts in thousands, except for per share amounts):

2014	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$196,745	$189,025	$200,778	$190,261
Income from operations	$73,730	$62,770	$67,545	$68,153
Consolidated net income	$43,890	$30,040	$30,276	$34,262
Net income available for Common Shares	$38,099	$25,483	$25,746	$29,403
Weighted average Common Shares outstanding—Basic	83,116	83,234	83,531	83,562
Weighted average Common Shares outstanding—Diluted	91,353	91,420	91,528	91,644
Net income per Common Share outstanding—Basic	$0.46	$0.31	$0.31	$0.35
Net income per Common Share outstanding—Diluted	$0.46	$0.30	$0.31	$0.35

2013	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$183,908	$176,915	$188,161	$180,064
Income from operations	$70,332	$56,597	$64,779	$62,843
Consolidated net income	$40,470	$21,786	$34,936	$28,713
Net income available for Common Shares	$35,027	$17,860	$29,872	$24,160
Weighted average Common Shares outstanding—Basic	83,026	83,021	83,021	83,003
Weighted average Common Shares outstanding—Diluted	91,060	91,128	91,259	91,334
Net income per Common Share outstanding—Basic	$0.42	$0.22	$0.36	$0.29
Net income per Common Share outstanding—Diluted	$0.42	$0.21	$0.36	$0.29

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$42	$212	$652	$864	$(202)	2006
Apache East	Apache Junction	AZ	—	2,236	4,181	—	19	2,236	4,200	6,436	(749)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,530	932	4,749	5,681	(2,871)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	788	1,440	5,133	6,573	(1,837)	2003
Cactus Gardens	Yuma	AZ	—	1,992	5,984	—	368	1,992	6,352	8,344	(2,223)	2004
Capri RV	Yuma	AZ	(4,522)	1,595	4,774	—	276	1,595	5,050	6,645	(1,424)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	843	706	3,883	4,589	(2,100)	1998
Casa del Sol East II	Glendale	AZ	(4,323)	2,103	6,283	—	2,812	2,103	9,095	11,198	(3,962)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	754	2,450	8,206	10,656	(4,446)	1998
Casa del Sol West I	Peoria	AZ	(9,114)	2,215	6,467	—	2,257	2,215	8,724	10,939	(4,159)	1996
Casita Verde RV	Casa Grande	AZ	(2,035)	719	2,179	—	99	719	2,278	2,997	(662)	2006
Central Park	Phoenix	AZ	(14,684)	1,612	3,784	—	1,616	1,612	5,400	7,012	(4,577)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	1,376	2,056	7,617	9,673	(3,047)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	68	2,394	4,084	6,478	(718)	2011
Desert Paradise	Yuma	AZ	—	666	2,011	—	218	666	2,229	2,895	(832)	2004
Desert Skies	Phoenix	AZ	—	792	3,126	—	717	792	3,843	4,635	(2,100)	1998
Desert Vista	Salome	AZ	—	66	268	—	151	66	419	485	(72)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,092	1,674	6,800	8,474	(3,683)	1998
Fiesta Grande RV	Casa Grande	AZ	(8,591)	2,869	8,653	—	770	2,869	9,423	12,292	(2,613)	2006
Foothill	Yuma	AZ	—	459	1,402	—	217	459	1,619	2,078	(605)	2003
Foothills West RV	Casa Grande	AZ	(2,103)	747	2,261	—	263	747	2,524	3,271	(738)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	409	1,678	5,458	7,136	(2,240)	2002
Hacienda De Valencia	Mesa	AZ	(13,506)	833	2,701	—	4,701	833	7,402	8,235	(5,027)	1984
Mesa Spirit	Mesa	AZ	(19,995)	17,382	25,238	—	—	17,382	25,238	42,620	—	2014
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	465	1,387	4,613	6,000	(1,254)	2007
Monte Vista	Mesa	AZ	(24,210)	11,402	34,355	—	4,222	11,402	38,577	49,979	(13,356)	2004
Palm Shadows	Glendale	AZ	(5,894)	1,400	4,218	—	1,169	1,400	5,387	6,787	(3,649)	1993
Paradise	Sun City	AZ	(14,170)	6,414	19,263	11	2,141	6,425	21,404	27,829	(8,196)	2004
Sedona Shadows	Sedona	AZ	(10,366)	1,096	3,431	—	1,406	1,096	4,837	5,933	(2,557)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(86)	2,749	1,274	7,409	8,683	(4,565)	1994
Suni Sands	Yuma	AZ	—	1,249	3,759	—	378	1,249	4,137	5,386	(1,508)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$—	$1,000	$3,016	$—	$1,493	$1,000	$4,509	$5,509	$(2,711)	1994
Sunshine Valley	Chandler	AZ	—	9,139	12,912	—	141	9,139	13,053	22,192	(2,271)	2011
The Highlands at Brentwood	Mesa	AZ	(14,774)	1,997	6,024	—	2,055	1,997	8,079	10,076	(5,271)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,880	2,613	11,767	14,380	(7,225)	1994
Valley Vista	Benson	AZ	—	115	429	—	42	115	471	586	(89)	2010
Venture In	Show Low	AZ	(6,061)	2,050	6,188	—	404	2,050	6,592	8,642	(1,940)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	1,205	1,456	4,595	6,051	(1,495)	2004
Viewpoint	Mesa	AZ	(56,939)	24,890	56,340	15	7,931	24,905	64,271	89,176	(22,732)	2004
Westpark	Wickenburg	AZ	(9,465)	4,495	10,517	—	127	4,495	10,644	15,139	(1,783)	2011
Whispering Palms	Phoenix	AZ	—	670	2,141	—	333	670	2,474	3,144	(1,422)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	5	224	415	1,192	1,607	(397)	2004
California Hawaiian	San Jose	CA	(30,673)	5,825	17,755	—	3,708	5,825	21,463	27,288	(11,913)	1997
Colony Park	Ceres	CA	—	890	2,837	—	857	890	3,694	4,584	(2,102)	1998
Concord Cascade	Pacheco	CA	(11,345)	985	3,016	—	2,110	985	5,126	6,111	(4,100)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,355	4,787	19,734	24,521	(13,230)	1994
Coralwood	Modesto	CA	(5,525)	—	5,047	—	605	—	5,652	5,652	(3,284)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	5,263	—	23,442	23,442	(15,562)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	354	—	570	570	(370)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,688)	2,103	7,201	—	2,912	2,103	10,113	12,216	(6,166)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	546	756	2,894	3,650	(1,628)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	965	317	1,702	2,019	(541)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	694	2,845	7,214	10,059	(4,104)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	804	974	3,071	4,045	(1,016)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,015	1,076	3,519	4,595	(1,110)	2004
Lamplighter	Spring Valley	CA	(22,134)	633	2,201	—	1,420	633	3,621	4,254	(2,981)	1983
Las Palmas	Rialto	CA	—	1,295	3,866	—	624	1,295	4,490	5,785	(1,567)	2004
Los Ranchos	Apple Valley	CA	(12,717)	8,336	15,774	—	157	8,336	15,931	24,267	(2,777)	2011
Meadowbrook	Santee	CA	—	4,345	12,528	—	2,059	4,345	14,587	18,932	(7,978)	1998
Monte del Lago	Castroville	CA	(20,002)	3,150	9,469	—	3,164	3,150	12,633	15,783	(6,782)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	934	1,881	5,312	7,193	(1,661)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$288	$—	$4,800	$4,800	$(2,786)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	1,031	401	1,965	2,366	(642)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,130	1,940	6,762	8,702	(2,067)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,473	1,835	5,744	7,579	(1,695)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	559	1,799	6,009	7,808	(2,060)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	2,352	2,661	8,546	11,207	(2,561)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	400	900	2,500	3,400	(733)	2006
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	491	1,155	3,960	5,115	(2,190)	1998
Rancho Mesa	El Cajon	CA	(8,555)	2,130	6,389	—	836	2,130	7,225	9,355	(3,931)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	871	871	2,900	3,771	(939)	2004
Rancho Valley	El Cajon	CA	(7,044)	685	1,902	—	1,304	685	3,206	3,891	(2,620)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,455	778	5,098	5,876	(2,243)	1999
Royal Oaks	Visalia	CA	—	602	1,921	—	811	602	2,732	3,334	(1,460)	1997
Russian River	Cloverdale	CA	—	368	868	5	172	373	1,040	1,413	(346)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	1,261	1,430	4,589	6,019	(1,458)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	841	1,660	5,814	7,474	(1,819)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	360	1,595	4,297	5,892	(1,032)	2007
Santiago Estates	Sylmar	CA	—	3,562	10,767	—	1,715	3,562	12,482	16,044	(6,712)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	585	871	3,288	4,159	(1,823)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	777	312	1,504	1,816	(399)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	3,667	2,972	10,584	13,556	(2,876)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	394	—	6,101	6,101	(3,484)	1997
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	428	—	5,856	5,856	(2,113)	2004
Turtle Beach	Manteca	CA	—	268	633	4	236	272	869	1,141	(277)	2004
Village of the Four Seasons	San Jose	CA	—	5,229	15,714	—	738	5,229	16,452	21,681	(5,776)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	8,278	—	25,894	25,894	(14,915)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	1,560	2,186	6,648	8,834	(2,080)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,991	2,072	6,814	8,886	(2,075)	2004
Bear Creek	Denver	CO	—	1,100	3,359	—	480	1,100	3,839	4,939	(2,112)	1998
Cimarron	Broomfield	CO	(21,596)	863	2,790	—	1,124	863	3,914	4,777	(4,078)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$—	$826	$2,415	$—	$1,941	$826	$4,356	$5,182	$(3,055)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	827	750	3,092	3,842	(1,744)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	1,139	1,694	6,204	7,898	(5,428)	1986
Hillcrest Village	Aurora	CO	—	1,912	5,202	289	3,553	2,201	8,755	10,956	(7,303)	1983
Holiday Hills	Denver	CO	(33,506)	2,159	7,780	—	5,406	2,159	13,186	15,345	(11,110)	1983
Holiday Village	Co. Springs	CO	—	567	1,759	—	1,406	567	3,165	3,732	(2,602)	1983
Pueblo Grande	Pueblo	CO	(6,953)	241	1,069	—	790	241	1,859	2,100	(1,520)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	2,972	1,928	7,380	9,308	(4,873)	1994
Stonegate Manor	North Windham	CT	(7,127)	6,011	12,336	—	127	6,011	12,463	18,474	(2,246)	2011
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	565	1,148	4,025	5,173	(2,260)	1998
Camelot Meadows	Rehoboth	DE	(11,618)	527	2,058	1,251	4,417	1,778	6,475	8,253	(3,487)	1998
Mariners Cove	Millsboro	DE	(21,986)	990	2,971	—	5,835	990	8,806	9,796	(5,784)	1987
McNicol	Rehoboth	DE	(2,415)	562	1,710	—	214	562	1,924	2,486	(1,030)	1998
Sweetbriar	Rehoboth	DE	—	498	1,527	—	473	498	2,000	2,498	(1,200)	1998
Waterford	Bear	DE	(27,585)	5,250	16,202	—	1,708	5,250	17,910	23,160	(6,837)	1996
Whispering Pines	Lewes	DE	(8,796)	1,536	4,609	—	1,592	1,536	6,201	7,737	(4,844)	1988
Audubon	Orlando	FL	—	4,622	7,200	—	96	4,622	7,296	11,918	(1,334)	2011
Barrington Hills	Hudson	FL	(4,866)	1,145	3,437	—	541	1,145	3,978	5,123	(1,529)	2004
Bay Indies	Venice	FL	(70,942)	10,483	31,559	10	6,083	10,493	37,642	48,135	(24,580)	1994
Bay Lake Estates	Nokomis	FL	—	990	3,390	—	1,799	990	5,189	6,179	(3,150)	1994
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	43	3,775	6,448	10,223	(1,076)	2011
Beacon Terrace	Lakeland	FL	(6,803)	5,372	9,153	—	119	5,372	9,272	14,644	(1,642)	2011
Breezy Hill RV	Pompano Beach	FL	(19,862)	5,424	16,555	—	1,717	5,424	18,272	23,696	(7,386)	2002
Buccaneer	N. Ft. Myers	FL	(34,638)	4,207	14,410	—	2,972	4,207	17,382	21,589	(11,177)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,371	3,637	7,320	10,957	(3,778)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	1,110	—	1,338	1,338	(559)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	579	1,741	5,749	7,490	(2,017)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	182	6,799	10,603	17,402	(2,007)	2011
Carriage Cove	Daytona Beach	FL	(11,386)	2,914	8,682	—	1,349	2,914	10,031	12,945	(5,631)	1998
Cheron Village	Davie	FL	(5,614)	10,393	6,217	—	44	10,393	6,261	16,654	(1,471)	2011
Clerbrook	Clermont	FL	(10,264)	3,883	11,700	—	1,331	3,883	13,031	16,914	(3,772)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$(21,316)	$13,684	$24,106	$—	$413	$13,684	$24,519	$38,203	$(4,257)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	147	1,092	2,325	3,417	(240)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	359	1,602	5,181	6,783	(1,900)	2004
Colony Cove	Ellenton	FL	(114,592)	28,660	92,457	35,859	1,931	64,519	94,388	158,907	(16,244)	2011
Coquina Crossing	Elkton	FL	—	5,274	5,545	—	17,926	5,274	23,471	28,745	(8,960)	1999
Coral Cay	Margate	FL	(22,358)	5,890	20,211	—	7,820	5,890	28,031	33,921	(17,517)	1994
Country Place (2)	New Port Richey	FL	(22,786)	663	—	18	7,638	681	7,638	8,319	(5,344)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	6,943	3,711	18,076	21,787	(9,386)	1998
Covington Estates	Saint Cloud	FL	—	3,319	7,253	—	78	3,319	7,331	10,650	(1,293)	2011
Crystal Isles	Crystal River	FL	—	926	2,787	10	1,058	936	3,845	4,781	(1,350)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	121	3,767	6,955	10,722	(1,258)	2011
Down Yonder	Largo	FL	(12,460)	2,652	7,981	—	876	2,652	8,857	11,509	(3,538)	1998
East Bay Oaks	Largo	FL	(10,832)	1,240	3,322	—	1,218	1,240	4,540	5,780	(3,929)	1983
Eldorado Village	Largo	FL	—	778	2,341	—	1,054	778	3,395	4,173	(2,831)	1983
Emerald Lake	Punta Gorda	FL	—	3,598	5,197	—	223	3,598	5,420	9,018	(952)	2011
Featherock	Valrico	FL	(21,817)	11,369	22,770	—	307	11,369	23,077	34,446	(3,583)	2011
Fiesta Key	Long Key	FL	—	16,611	7,338	—	1,075	16,611	8,413	25,024	(363)	2013
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	316	1,188	3,864	5,052	(1,518)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	171	3,853	8,138	11,991	(1,594)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	180	619	2,062	2,681	(833)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,295	1,848	9,503	11,351	(3,980)	2001
Gulf Air Resort	Fort Myers Beach	FL	(6,798)	1,609	4,746	—	346	1,609	5,092	6,701	(1,858)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,090	717	3,248	3,965	(1,234)	2004
Hacienda Village	New Port Richey	FL	(19,951)	4,297	13,088	—	2,429	4,297	15,517	19,814	(5,956)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	686	3,384	10,840	14,224	(3,916)	2004
Harbor View	New Port Richey	FL	—	4,030	12,146	—	255	4,030	12,401	16,431	(5,113)	2002
Haselton Village	Eustis	FL	(6,739)	3,800	8,955	—	117	3,800	9,072	12,872	(1,471)	2011
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,110	2,403	9,369	11,772	(6,164)	1994
Heron Cay	Vero Beach	FL	(31,152)	14,368	23,792	—	358	14,368	24,150	38,518	(4,049)	2011
Hidden Valley	Orlando	FL	(9,178)	11,398	12,861	—	219	11,398	13,080	24,478	(2,352)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Highland Wood RV	Pompano Beach	FL	$—	$1,043	$3,130	$42	$279	$1,085	$3,409	$4,494	$(1,400)	2002
Hillcrest	Clearwater	FL	(7,019)	1,278	3,928	—	1,240	1,278	5,168	6,446	(2,922)	1998
Holiday Ranch	Clearwater	FL	(4,411)	925	2,866	—	430	925	3,296	4,221	(1,840)	1998
Holiday Village	Ormond Beach	FL	(9,372)	2,610	7,837	—	440	2,610	8,277	10,887	(3,370)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	220	350	1,594	1,944	(904)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	973	1,089	4,349	5,438	(2,470)	1998
Island Vista	North Ft. Myers	FL	(14,230)	5,004	15,066	—	601	5,004	15,667	20,671	(4,321)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	44	1,696	3,108	4,804	(570)	2011
Lake Fairways	N. Ft. Myers	FL	(45,571)	6,075	18,134	35	2,379	6,110	20,513	26,623	(13,467)	1994
Lake Haven	Dunedin	FL	(10,240)	1,135	4,047	—	3,304	1,135	7,351	8,486	(5,528)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	659	1,595	5,452	7,047	(1,957)	2004
Lake Village	Nokomis	FL	(18,478)	15,850	18,099	—	257	15,850	18,356	34,206	(3,094)	2011
Lake Worth Village	Lake Worth	FL	(10,664)	14,959	24,501	—	629	14,959	25,130	40,089	(4,663)	2011
Lakeland Harbor	Lakeland	FL	(16,553)	10,446	17,376	—	107	10,446	17,483	27,929	(2,966)	2011
Lakeland Junction	Lakeland	FL	(4,162)	3,018	4,752	—	57	3,018	4,809	7,827	(856)	2011
Lakes at Countrywood	Plant City	FL	(9,843)	2,377	7,085	—	1,798	2,377	8,883	11,260	(3,985)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	175	3,275	7,340	10,615	(1,244)	2011
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	1,654	1,862	7,281	9,143	(4,776)	1994
Lighthouse Pointe	Port Orange	FL	(12,866)	2,446	7,483	23	1,385	2,469	8,868	11,337	(5,012)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	625	2,300	7,528	9,828	(2,755)	2004
Maralago Cay	Lantana	FL	—	5,325	15,420	—	5,415	5,325	20,835	26,160	(11,276)	1997
Meadows at Countrywood	Plant City	FL	(21,647)	4,514	13,175	—	4,591	4,514	17,766	22,280	(9,563)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	9,865	5,997	30,500	36,497	(18,440)	1994
Oak Bend	Ocala	FL	—	850	2,572	—	1,361	850	3,933	4,783	(2,560)	1993
Oaks at Countrywood	Plant City	FL	(4,055)	846	2,513	—	5,240	846	7,753	8,599	(3,092)	1998
Orange Lake	Clermont	FL	(5,272)	4,303	6,815	—	270	4,303	7,085	11,388	(1,292)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	2,437	3,015	9,454	12,469	(2,941)	2004
Palm Beach Colony	West Palm Beach	FL	—	5,930	10,113	8	352	5,938	10,465	16,403	(1,828)	2011
Park City West	Fort Lauderdale	FL	(14,051)	4,184	12,561	—	833	4,184	13,394	17,578	(4,834)	2004
Parkwood Communities	Wildwood	FL	(9,519)	6,990	15,115	—	233	6,990	15,348	22,338	(2,679)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$(4,266)	$1,494	$4,484	$—	$634	$1,494	$5,118	$6,612	$(1,815)	2004
Peace River	Wauchula	FL	—	900	2,100	—	539	900	2,639	3,539	(742)	2006
Pickwick	Port Orange	FL	(20,698)	2,803	8,870	—	1,285	2,803	10,155	12,958	(5,623)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	483	1,678	5,527	7,205	(1,351)	2007
Pine Lakes	N. Ft. Myers	FL	(35,068)	6,306	14,579	21	7,358	6,327	21,937	28,264	(13,996)	1994
Pioneer Village	N. Ft. Myers	FL	(14,797)	4,116	12,353	—	1,721	4,116	14,074	18,190	(5,164)	2004
Ramblers Rest	Venice	FL	(14,150)	4,646	14,201	—	4,730	4,646	18,931	23,577	(4,843)	2006
Ridgewood Estates	Ellenton	FL	(10,159)	6,769	8,791	—	126	6,769	8,917	15,686	(1,659)	2011
Royal Coachman	Nokomis	FL	(11,699)	5,321	15,978	—	1,307	5,321	17,285	22,606	(6,308)	2004
Shady Lane Oaks	Clearwater	FL	(5,712)	4,984	8,482	—	104	4,984	8,586	13,570	(1,615)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	27	3,102	5,507	8,609	(1,031)	2011
Shangri La	Largo	FL	—	1,722	5,200	—	201	1,722	5,401	7,123	(1,942)	2004
Sherwood Forest	Kissimmee	FL	(28,712)	4,852	14,596	—	6,173	4,852	20,769	25,621	(10,843)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	3,071	3,438	6,692	10,130	(3,413)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	199	1,649	5,227	6,876	(2,114)	2002
Silver Dollar	Odessa	FL	(13,530)	4,107	12,431	240	1,930	4,347	14,361	18,708	(5,229)	2004
Sixth Ave.	Zephryhills	FL	—	837	2,518	—	61	837	2,579	3,416	(951)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,309	2,169	9,193	11,362	(4,856)	1998
Southernaire	Mt. Dora	FL	—	796	2,395	—	123	796	2,518	3,314	(911)	2004
Space Coast	Rockledge	FL	—	2,413	3,716	—	—	2,413	3,716	6,129	(34)	2014
Starlight Ranch	Orlando	FL	—	13,543	20,388	—	488	13,543	20,876	34,419	(4,027)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	757	2,001	6,761	8,762	(2,576)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	—	3,099	9,286	—	660	3,099	9,946	13,045	(3,386)	2004
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	2,302	5,273	18,124	23,397	(6,599)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	374	1,603	5,187	6,790	(1,843)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	57	2,678	4,073	6,751	(819)	2011
Terra Ceia	Palmetto	FL	—	965	2,905	—	272	965	3,177	4,142	(1,124)	2004
The Heritage	N. Ft. Myers	FL	(11,550)	1,438	4,371	346	4,250	1,784	8,621	10,405	(5,377)	1993
The Meadows	Palm Beach Gardens	FL	(10,872)	3,229	9,870	—	5,715	3,229	15,585	18,814	(6,234)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	221	228	905	1,133	(294)	2006
Toby’s	Arcadia	FL	(3,808)	1,093	3,280	—	255	1,093	3,535	4,628	(1,338)	2003

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Topics	Spring Hill	FL	$—	$844	$2,568	$—	$430	$844	$2,998	$3,842	$(1,096)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	6,622	5,677	23,738	29,415	(9,929)	2004
Tropical Palms	Punta Gorda	FL	(6,782)	2,365	7,286	—	1,409	2,365	8,695	11,060	(2,246)	2006
Vacation Village	Largo	FL	(4,999)	1,315	3,946	—	440	1,315	4,386	5,701	(1,538)	2004
Vero Palm	Vero Beach	FL	(12,552)	6,697	9,025	—	109	6,697	9,134	15,831	(1,608)	2011
Village Green	Vero Beach	FL	(23,882)	15,901	25,175	—	407	15,901	25,582	41,483	(4,788)	2011
Villas at Spanish Oaks	Ocala	FL	(11,777)	2,250	6,922	—	1,628	2,250	8,550	10,800	(5,701)	1993
Whispering Pines - Largo	Largo	FL	(12,119)	8,218	14,054	—	159	8,218	14,213	22,431	(2,532)	2011
Windmill Manor	Bradenton	FL	(15,662)	2,153	6,125	—	1,696	2,153	7,821	9,974	(4,190)	1998
Windmill Village	N. Ft. Myers	FL	(15,277)	1,417	5,440	—	2,108	1,417	7,548	8,965	(6,751)	1983
Winds of St. Armands North	Sarasota	FL	(27,351)	1,523	5,063	—	3,287	1,523	8,350	9,873	(6,715)	1983
Winds of St. Armands South	Sarasota	FL	(17,843)	1,106	3,162	—	1,291	1,106	4,453	5,559	(3,840)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	310	2,321	7,272	9,593	(1,871)	2007
Coach Royale	Boise	ID	—	465	1,685	—	16	465	1,701	2,166	(339)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	32	1,358	5,183	6,541	(1,011)	2011
Shenandoah Estates	Boise	ID	(5,500)	1,287	7,603	—	115	1,287	7,718	9,005	(1,172)	2011
West Meadow Estates	Boise	ID	—	1,371	6,770	—	14	1,371	6,784	8,155	(1,145)	2011
Golf Vistas Estates	Monee	IL	(11,784)	2,842	4,719	1	6,713	2,843	11,432	14,275	(5,938)	1997
O’Connell’s	Amboy	IL	—	1,648	4,974	—	948	1,648	5,922	7,570	(2,224)	2004
Pheasant Lake Estates	Beecher	IL	—	12,764	42,183	—	37	12,764	42,220	54,984	(3,743)	2013
Pine Country	Belvidere	IL	—	53	166	—	473	53	639	692	(110)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	6,676	6,138	27,709	33,847	(17,002)	1994
Hoosier Estates	Lebanon	IN	(6,617)	2,293	7,197	—	50	2,293	7,247	9,540	(1,156)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	456	157	821	978	(235)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	2,133	456	3,194	3,650	(625)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	147	426	1,428	1,854	(512)	2004
North Glen Village	Westfield	IN	(6,885)	2,308	6,333	—	102	2,308	6,435	8,743	(1,145)	2011
Oak Tree Village	Portage	IN	—	569	—	—	3,967	569	3,967	4,536	(3,029)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	287	1,399	4,473	5,872	(1,224)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Diamond Caverns Resort & Golf Club	Park City	KY	$—	$530	$1,512	$—	$58	$530	$1,570	$2,100	$(476)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	232	91	520	611	(158)	2006
Hillcrest	Rockland	MA	(1,863)	2,034	3,182	—	35	2,034	3,217	5,251	(590)	2011
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	199	1,760	5,492	7,252	(1,695)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	474	110	821	931	(182)	2006
The Glen	Norwell	MA	—	940	1,680	—	—	940	1,680	2,620	(311)	2011
Fernwood	Capitol Heights	MD	—	6,556	11,674	—	175	6,556	11,849	18,405	(2,071)	2011
Williams Estates and Peppermint Woods	Middle River	MD	(40,216)	22,774	42,575	—	493	22,774	43,068	65,842	(7,195)	2011
Moody Beach	Moody	ME	—	93	292	—	171	93	463	556	(133)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(11,397)	1,942	5,827	—	1,161	1,942	6,988	8,930	(2,052)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	181	1,037	3,308	4,345	(777)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	59	1,451	4,467	5,918	(1,059)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	86	267	888	1,155	(222)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	151	176	667	843	(210)	2006
Lake in the Hills	Auburn Hills	MI	(4,149)	1,792	5,599	—	72	1,792	5,671	7,463	(1,180)	2011
St Clair	St Clair	MI	—	453	1,068	6	318	459	1,386	1,845	(488)	2004
Swan Creek	Ypsilanti	MI	(5,419)	1,844	7,180	—	152	1,844	7,332	9,176	(1,509)	2011
Cedar Knolls	Apple Valley	MN	(16,170)	10,021	14,357	—	90	10,021	14,447	24,468	(2,875)	2011
Cimarron Park	Lake Elmo	MN	(14,255)	11,097	23,132	—	341	11,097	23,473	34,570	(3,312)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	60	2,959	8,942	11,901	(1,687)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	53	4,314	8,985	13,299	(1,551)	2011
Forest Lake	Advance	NC	—	986	2,325	13	618	999	2,943	3,942	(974)	2004
Goose Creek	Newport	NC	(16,648)	4,612	13,848	750	1,877	5,362	15,725	21,087	(5,541)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	479	1,037	3,554	4,591	(962)	2006
Lake Gaston	Littleton	NC	—	130	409	—	257	130	666	796	(182)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	268	1,504	4,855	6,359	(1,367)	2006
Scenic	Asheville	NC	(3,420)	1,183	3,511	—	150	1,183	3,661	4,844	(1,055)	2006
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	562	1,709	3,923	5,632	(1,381)	2004
Waterway RV	Cedar Point	NC	(6,009)	2,392	7,185	—	747	2,392	7,932	10,324	(2,707)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Buena Vista	Fargo	ND	$—	$4,563	$14,949	$—	$293	$4,563	$15,242	$19,805	$(2,515)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	126	943	3,033	3,976	(518)	2011
Pine Acres	Raymond	NH	—	3,096	2,102	—	—	3,096	2,102	5,198	(33)	2014
Sandy Beach RV	Contoocook	NH	(4,571)	1,755	5,265	—	129	1,755	5,394	7,149	(1,708)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	487	3,557	4,397	7,954	(1,044)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	419	341	1,215	1,556	(338)	2004
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	—	2,840	3,045	5,885	(36)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	1,536	378	2,728	3,106	(653)	2006
Mays Landing	Mays Landing	NJ	—	536	289	—	—	536	289	825	(5)	2014
Pine Ridge at Crestwood	Whiting	NJ	(36,444)	17,367	33,127	—	90	17,367	33,217	50,584	(5,878)	2011
Sea Pines	Swainton	NJ	—	198	625	—	1,020	198	1,645	1,843	(299)	2006
Bonanza	Las Vegas	NV	(8,194)	908	2,643	—	1,844	908	4,487	5,395	(3,578)	1983
Boulder Cascade	Las Vegas	NV	(8,029)	2,995	9,020	—	2,625	2,995	11,645	14,640	(6,223)	1998
Cabana	Las Vegas	NV	(8,912)	2,648	7,989	—	952	2,648	8,941	11,589	(5,857)	1994
Flamingo West	Las Vegas	NV	(13,234)	1,730	5,266	—	1,739	1,730	7,005	8,735	(4,486)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	629	1,063	3,102	4,165	(953)	2004
Mountain View - NV	Henderson	NV	(20,453)	16,665	25,915	—	247	16,665	26,162	42,827	(4,269)	2011
Villa Borega	Las Vegas	NV	(9,373)	2,896	8,774	—	1,190	2,896	9,964	12,860	(5,651)	1997
Alpine Lake	Corinth	NY	(12,528)	4,783	14,125	153	923	4,936	15,048	19,984	(4,723)	2005
Brennan Beach	Pulaski	NY	(18,519)	7,325	21,141	—	5,324	7,325	26,465	33,790	(7,653)	2005
Greenwood Village	Manorville	NY	(23,586)	3,667	9,414	484	5,316	4,151	14,730	18,881	(7,412)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	1,246	3,562	11,954	15,516	(3,762)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	48	540	1,674	2,214	(385)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	635	1,115	3,875	4,990	(1,046)	2006
The Woodlands	Lockport	NY	—	12,183	39,687	—	296	12,183	39,983	52,166	(6,799)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	189	299	885	1,184	(276)	2004
Wilmington	Wilmington	OH	—	235	555	3	201	238	756	994	(232)	2004
Bend	Bend	OR	—	733	1,729	10	578	743	2,307	3,050	(749)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	611	1,112	4,037	5,149	(2,251)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	299	1,817	6,032	7,849	(2,665)	2002

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pacific City	Cloverdale	OR	$—	$1,076	$2,539	$14	$1,352	$1,090	$3,891	$4,981	$(1,253)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	562	—	3,811	3,811	(2,134)	1997
Seaside	Seaside	OR	—	891	2,101	12	708	903	2,809	3,712	(892)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	524	1,197	4,217	5,414	(2,415)	1997
South Jetty	Florence	OR	—	678	1,598	9	442	687	2,040	2,727	(623)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	619	764	2,396	3,160	(753)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	473	1,666	5,517	7,183	(1,484)	2006
Circle M	Lancaster	PA	—	330	1,041	—	456	330	1,497	1,827	(407)	2006
Dutch County	Manheim	PA	—	88	278	—	123	88	401	489	(112)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	129	111	479	590	(138)	2006
Green Acres	Breinigsville	PA	(27,272)	2,680	7,479	—	4,427	2,680	11,906	14,586	(8,937)	1988
Greenbriar Village	Bath	PA	(13,395)	8,359	16,941	—	32	8,359	16,973	25,332	(2,775)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	1,127	1,301	4,155	5,456	(1,318)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	611	5,627	14,204	19,831	(2,248)	2011
Mountain View - PA	Walnutport	PA	(6,755)	3,207	7,182	—	170	3,207	7,352	10,559	(1,228)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	174	1,263	3,960	5,223	(792)	2009
Scotrun	Scotrun	PA	—	153	483	—	204	153	687	840	(190)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	392	1,593	5,187	6,780	(1,887)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	213	866	2,814	3,680	(561)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	397	296	1,330	1,626	(358)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	49	206	698	904	(193)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	320	463	1,398	1,861	(433)	2004
Inlet Oaks	Murrells Inlet	SC	(4,409)	1,546	4,642	—	199	1,546	4,841	6,387	(1,398)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	57	267	867	1,134	(261)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	65	120	344	464	(114)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	508	540	1,765	2,305	(549)	2004
Alamo Palms Resort	Harlingen	TX	(6,599)	1,562	7,924	—	63	1,562	7,987	9,549	(888)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	508	444	1,541	1,985	(442)	2004
Colorado River	Columbus	TX	—	466	1,099	6	188	472	1,287	1,759	(425)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	901	627	2,782	3,409	(1,051)	2004
Fun n Sun RV	San Benito	TX	(6,473)	2,533	5,560	412	6,175	2,945	11,735	14,680	(6,336)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Conroe	Willis	TX	$—	$1,363	$3,214	$18	$2,603	$1,381	$5,817	$7,198	$(1,594)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	301	35	2,621	2,656	(856)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,014	494	2,165	2,659	(618)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	709	689	2,311	3,000	(706)	2004
Lakewood	Harlingen	TX	—	325	979	—	210	325	1,189	1,514	(466)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	940	948	3,148	4,096	(1,048)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	816	1,568	5,521	7,089	(1,978)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	365	448	1,710	2,158	(594)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	367	1,108	3,690	4,798	(1,371)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,117	1,494	5,601	7,095	(2,012)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	583	1,221	4,392	5,613	(1,830)	2002
Victoria Palms Resort	Harlingen	TX	(11,164)	2,849	12,305	—	316	2,849	12,621	15,470	(1,482)	2012
All Seasons	Salt Lake City	UT	(3,111)	510	1,623	—	514	510	2,137	2,647	(1,199)	1997
St. George	Hurricane	UT	—	64	264	2	272	66	536	602	(84)	2010
Westwood Village	Farr West	UT	(10,013)	1,346	4,179	—	2,160	1,346	6,339	7,685	(3,417)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	1,950	1,246	4,850	6,096	(1,347)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	439	64	641	705	(151)	2006
Lynchburg	Gladys	VA	—	266	627	4	212	270	839	1,109	(274)	2004
Meadows of Chantilly	Chantilly	VA	(45,194)	5,430	16,440	—	7,269	5,430	23,709	29,139	(14,346)	1994
Regency Lakes	Winchester	VA	(9,722)	9,757	19,055	—	80	9,757	19,135	28,892	(3,322)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	211	610	1,630	2,240	(568)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	138	111	488	599	(125)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	108	509	1,293	1,802	(437)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	815	598	2,207	2,805	(706)	2004
Crescent Bar	Quincy	WA	—	314	741	4	305	318	1,046	1,364	(346)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	229	475	1,654	2,129	(385)	2008
Kloshe Illahee	Federal Way	WA	(16,166)	2,408	7,286	—	718	2,408	8,004	10,412	(4,562)	1997
La Conner	La Conner	WA	—	—	2,016	—	834	—	2,850	2,850	(1,022)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	561	796	2,414	3,210	(777)	2004
Little Diamond	Newport	WA	—	353	834	5	622	358	1,456	1,814	(397)	2004
Long Beach	Seaview	WA	—	321	758	4	370	325	1,128	1,453	(310)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/14
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mount Vernon	Bow	WA	$—	$621	$1,464	$8	$667	$629	$2,131	$2,760	$(681)	2004
Oceana	Oceana City	WA	—	283	668	4	92	287	760	1,047	(246)	2004
Paradise	Silver Creek	WA	—	466	1,099	7	345	473	1,444	1,917	(455)	2004
Tall Chief	Fall City	WA	—	314	946	—	284	314	1,230	1,544	(228)	2010
Thunderbird	Monroe	WA	—	500	1,178	8	229	508	1,407	1,915	(468)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	417	522	2,033	2,555	(565)	2006
Blackhawk	Milton	WI	(5,025)	1,789	7,613	—	—	1,789	7,613	9,402	(529)	2014
Fremont	Fremont	WI	—	1,437	4,296	—	682	1,437	4,978	6,415	(1,674)	2004
Lakeland	Milton	WI	(8,796)	3,159	13,830	—	—	3,159	13,830	16,989	(876)	2014
Neshonoc Lakeside	LaCrosse County	WI	(5,604)	1,105	4,861	—	—	1,105	4,861	5,966	(290)	2013
Plymouth Rock	Elkhart Lake	WI	(6,764)	2,293	6,879	—	457	2,293	7,336	9,629	(1,430)	2009
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	77	4,474	16,671	21,145	(1,553)	2013
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	425	714	2,577	3,291	(723)	2006
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	100	5,382	19,832	25,214	(1,933)	2013
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	192	556	1,821	2,377	(623)	2004
Subtotal of Properties Held for Long Term			(2,012,246)	1,050,351	2,595,913	41,199	472,406	1,091,550	3,068,319	4,159,869	(1,118,072)
Realty Systems, Inc.			—	—	—	—	206,747	—	206,747	206,747	(36,034)	2002
Management Business and other			—	—	436	—	20,861	—	21,297	21,297	(15,386)	1990
			$(2,012,246)	$1,050,351	$2,596,349	$41,199	$700,014	$1,091,550	$3,296,363	$4,387,913	$(1,169,492)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance, beginning of year	$4,228,106	$4,044,650	$3,960,692
Acquisitions	122,366	133,344	18,738
Improvements	63,721	64,714	67,850
Dispositions and other	(26,280)	(14,602)	(2,630)
Balance, end of year	$4,387,913	$4,228,106	$4,044,650

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance, beginning of year	$1,058,540	$948,581	$807,329
Depreciation expense (a)	111,065	108,229	102,083
Amortization of in-place leases	3,999	1,940	39,467
Dispositions and other	(4,112)	(210)	(298)
Balance, end of year	$1,169,492	$1,058,540	$948,581
________________________

(a)	Includes approximately $10.9 million, $6.5 million and $5.6 million of depreciation from rental operations for the years ended December 31, 2014, 2013 and 2012, respectively.