Form 10-Q
period 2015-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2015-04-29
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
84,240,728 shares of Common Stock as of April 28, 2015.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investment in real estate:
Land	$1,095,365	$1,091,550
Land improvements	2,745,749	2,734,304
Buildings and other depreciable property	569,610	562,059
	4,410,724	4,387,913
Accumulated depreciation	(1,197,782)	(1,169,492)
Net investment in real estate	3,212,942	3,218,421
Cash	102,703	73,714
Notes receivable, net	36,313	37,137
Investment in unconsolidated joint ventures	17,889	13,512
Deferred financing costs, net	25,511	21,833
Deferred commission expense	28,902	28,589
Escrow deposits, goodwill, and other assets, net	44,534	53,133
Total Assets	$3,468,794	$3,446,339
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,011,738	$2,012,246
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	76,608	64,520
Deferred revenue – upfront payments from right-to-use contracts	74,947	74,174
Deferred revenue – right-to-use annual payments	13,693	9,790
Accrued interest payable	8,424	9,496
Rents and other customer payments received in advance and security deposits	69,994	67,463
Distributions payable	34,298	29,623
Total Liabilities	2,489,702	2,467,312
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of March 31, 2015 and 9,765,900 shares authorized as of December 31, 2014; none issued and outstanding. As of December 31, 2014 includes 179,639 authorized shares 6% Series D Cumulative Preferred stock authorized, none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of March 31, 2015 and December 31, 2014 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 84,240,161 and 83,879,779 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	840	838
Paid-in capital	1,035,275	1,029,601
Distributions in excess of accumulated earnings	(258,642)	(254,209)
Accumulated other comprehensive loss	(1,238)	(381)
Total Stockholders’ Equity	912,379	911,993
Non-controlling interests – Common OP Units	66,713	67,034
Total Equity	979,092	979,027
Total Liabilities and Equity	$3,468,794	$3,446,339

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2015	March 31, 2014
Revenues:
Community base rental income	$109,270	$106,045
Rental home income	3,554	3,757
Resort base rental income	51,645	44,949
Right-to-use annual payments	10,981	11,214
Right-to-use contracts current period, gross	2,797	3,081
Right-to-use contract upfront payments, deferred, net	(773)	(1,147)
Utility and other income	19,082	17,571
Gross revenues from home sales	6,937	5,178
Brokered resale revenues and ancillary services revenues, net	1,982	1,799
Interest income	1,820	2,697
Income from other investments, net	1,119	1,601
Total revenues	208,414	196,745
Expenses:
Property operating and maintenance	61,117	58,696
Rental home operating and maintenance	1,669	1,908
Real estate taxes	12,594	12,485
Sales and marketing, gross	2,522	2,563
Right-to-use contract commissions, deferred, net	(243)	(555)
Property management	11,290	10,632
Depreciation on real estate assets and rental homes	28,116	27,642
Amortization of in-place leases	665	1,315
Cost of home sales	6,724	5,368
Home selling expenses	805	569
General and administrative	7,406	5,760
Property rights initiatives	553	311
Early debt retirement	16,991	—
Interest and related amortization	27,276	28,048
Total expenses	177,485	154,742
Income before equity in income of unconsolidated joint ventures	30,929	42,003
Equity in income of unconsolidated joint ventures	884	1,887
Consolidated net income	31,813	43,890

Income allocated to non-controlling interests – Common OP Units	(2,331)	(3,481)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,310)
Net income available for Common Shares	$27,185	$38,099

Consolidated net income	$31,813	$43,890
Other comprehensive (loss) income (“OCI”):
Adjustment for fair market value of swap	(857)	445
Consolidated comprehensive income	30,956	44,335
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,263)	(3,518)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,310)
Comprehensive income attributable to Common Stockholders	$26,396	$38,507

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2015	March 31, 2014
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.32	$0.46
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.32	$0.46

Distributions declared per Common Share outstanding	$0.375	$0.325
Weighted average Common Shares outstanding – basic	83,961	83,116
Weighted average Common Shares outstanding – fully diluted	91,777	91,353

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2015
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2014	$838	$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of OP Units to common stock	—	95	—	—	(95)	—	—
Issuance of common stock through exercise of options	2	3,814	—	—	—	—	3,816
Issuance of common stock through employee stock purchase plan	—	253	—	—	—	—	253
Compensation expenses related to restricted stock	—	1,716	—	—	—	—	1,716
Adjustment for Common OP Unitholders in the Operating Partnership	—	(153)	—	—	153	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(857)	(857)
Net income	—	—	2,297	27,185	2,331	—	31,813
Distributions	—	—	(2,297)	(31,590)	(2,710)	—	(36,597)
Other	—	(51)	—	(28)	—	—	(79)
Balance, March 31, 2015	$840	$1,035,275	$136,144	$(258,642)	$66,713	$(1,238)	$979,092

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2015 and 2014
(amounts in thousands)
(unaudited)

	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Consolidated net income	$31,813	$43,890
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	16,991	—
Depreciation	28,364	27,830
Amortization of in-place leases	665	1,315
Amortization of loan costs	1,083	1,232
Debt premium amortization	(1,202)	(1,323)
Equity in income of unconsolidated joint ventures	(884)	(1,887)
Distributions of income from unconsolidated joint ventures	443	1,312
Amortization of stock-related compensation	1,716	733
Revenue recognized from right-to-use contract upfront payments	(2,024)	(1,934)
Commission expense recognized related to right-to-use contracts	829	684
Long term incentive plan compensation	360	475
Recovery of uncollectible rents receivable	(505)	(606)
Changes in assets and liabilities:
Notes receivable activity, net	(284)	(937)
Deferred commission expense	(1,142)	(1,239)
Escrow deposits, goodwill and other assets	15,046	7,990
Accrued payroll and other operating expenses	8,715	6,372
Deferred revenue – upfront payments from right-to-use contracts	2,797	3,081
Deferred revenue – right-to-use annual payments	3,903	4,205
Rents received in advance and security deposits	2,531	2,036
Net cash provided by operating activities	109,215	93,229
Cash Flows From Investing Activities:
Real estate acquisition	(12,195)	(44,226)
Tax-deferred exchange deposit	—	10,576
Investment in unconsolidated joint ventures	(4,000)	(2,500)
Distributions of capital from unconsolidated joint ventures	—	116
Repayments of notes receivable	2,604	7,115
Issuance of notes receivable	(1,728)	(2,245)
Capital improvements	(16,260)	(10,000)
Net cash used in investing activities	(31,579)	(41,164)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	4,069	311
Distributions:
Common Stockholders	(27,272)	(20,836)
Common OP Unitholders	(2,351)	(1,917)
Preferred Stockholders	(2,297)	(2,310)
Principal payments and mortgage debt payoff	(392,949)	(29,184)
New mortgage notes payable financing proceeds	395,323	—
Debt issuance and defeasance costs	(23,091)	(77)
Other	(79)	(52)
Net cash used in financing activities	(48,647)	(54,065)
Net increase (decrease) in cash and cash equivalents	28,989	(2,000)
Cash, beginning of period	73,714	58,427
Cash, end of period	$102,703	$56,427

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2015 and 2014
(amounts in thousands)
(unaudited)

	March 31, 2015	March 31, 2014
Supplemental Information:
Cash paid during the period for interest	$28,553	$27,929
Capital improvements – used homes acquired by repossessions	$232	$446
Net repayments of notes receivable – used homes acquired by repossessions	$(232)	$(446)
Building and other depreciable property – reclassification of rental homes	$5,966	$4,203
Escrow deposits and other assets – reclassification of rental homes	$(5,966)	$(4,203)

Real estate acquisitions:
Investment in real estate	$(12,300)	$(61,781)
Deferred financing costs, net	—	(180)
Rents and other customer payments received in advance and security deposits	—	1,817
Accrued payroll and other operating expenses	109	942
Escrow deposits and other assets	(4)	412
Debt assumed and financed on acquisition	—	14,564
Real estate acquisitions, net	$(12,195)	$(44,226)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Definition of Terms
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K (“2014 Form 10-K”) for the year ended December 31, 2014.
Basis of Presentation
These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K. The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2014 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.

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
As of March 31, 2015 and December 31, 2014, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of March 31, 2015 and December 31, 2014, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.3 million and $2.2 million as of March 31, 2015 and December 31, 2014, respectively. For each of the quarters ended March 31, 2015 and 2014, amortization expense for the identified intangible assets was approximately $0.1 million.

(c)	Restricted Cash
Cash as of March 31, 2015 and December 31, 2014, included approximately $5.0 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a carrying value of approximately $2.2 billion as of March 31, 2015 and December 31, 2014, and a fair value of approximately $2.4 billion and $2.3 billion as of March 31, 2015 and December 31, 2014, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2015 and December 31, 2014, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

receivable, accounts receivable, accounts payable, other accrued expenses and interest rate swaps approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $30.8 million and $29.8 million at March 31, 2015 and December 31, 2014, respectively.

(f)	Reclassifications
Certain 2014 amounts have been reclassified to conform to the 2015 presentation. These reclassifications had no material effect on our Consolidated Balance Sheets or Consolidated Statements of Income and Comprehensive Income.

(g)	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively, with early adoption permitted. We are currently evaluating the impact, if any, of the adoption of ASU 2015-02 on our consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per common share for the quarters ended March 31, 2015 and 2014 (amounts in thousands, except per share data):

	Quarters Ended
	March 31,
	2015	2014
Numerators:
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$27,185	$38,099
Amounts allocated to dilutive securities	2,331	3,481
Net income available for Common Shares – fully diluted	$29,516	$41,580
Denominator:
Weighted average Common Shares outstanding – basic	83,961	83,116
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,225	7,635
Stock options and restricted shares	591	602
Weighted average Common Shares outstanding – fully diluted	91,777	91,353

Earnings per Common Share – Basic:
Net income available for Common Shares	$0.32	$0.46

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.32	$0.46
Note 3 – Common Stock and Other Equity Related Transactions
On March 31, 2015, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 20, 2015.
On April 10, 2015, we paid a $0.375 per share distribution to common stockholders of record on March 27, 2015.
Note 4 – Investment in Real Estate
Acquisitions
All acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with FASB ASC 805 and, accordingly, the results of operations of acquired assets are included in the Consolidated Statements of Income and Comprehensive Income from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition.
On February 9, 2015, we completed the acquisition of two properties, Bogue Pines, a 150-Site manufactured home property, and Whispering Pines, a 278-Site RV Resort, located in coastal North Carolina. The total purchase price of approximately $12.3 million was funded with available cash.
During the year ended December 31, 2014, we acquired seven RV resorts collectively containing 3,868 Sites for a combined purchase price of approximately $85.7 million. As a result of these acquisitions, we assumed approximately $32.3 million of mortgage debt, excluding note premiums of approximately $2.3 million. The remaining purchase price was funded with available cash. We also exercised a purchase option and purchased land comprising a portion of our Colony Cove Property which was part of the portfolio of Properties acquired in 2011. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the quarter ended ended March 31, 2015 and year ended December 31, 2014, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs (amounts in thousands):

	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Assets acquired
Land	$3,623	$66,390
Buildings and other depreciable property	8,002	52,329
Manufactured homes	53	1,086
In-place leases	622	2,561
Net investment in real estate	12,300	122,366
Other assets	4	1,197
Total Assets acquired	$12,304	$123,563

Liabilities assumed
Mortgage notes payable	$—	$34,559
Other liabilities	109	6,712
Total Liabilities assumed	$109	$41,271
Net assets acquired	$12,195	$82,292

Dispositions and real estate held for disposition

As of March 31, 2015, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $0.9 million and $1.9 million (each net of approximately $0.2 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the quarters ended March 31, 2015 and 2014, respectively. We received approximately $0.4 million and $1.4 million in distributions from these joint ventures for the quarters ended March 31, 2015 and 2014, respectively. Approximately $1.1 million of the distributions received exceeded our basis in a joint venture and as such were recorded as income from unconsolidated joint ventures for the quarter ended March 31, 2014.
On February 12, 2015, we contributed approximately $4.0 million to the ECHO JV, which brought our total investment in this joint venture to approximately $10.4 million.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2015 and December 31, 2014, respectively):

					Investment as of		JV Income (loss) for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Meadows	Various (2,2)	1,077	50%		$73	$—	$273	$277
Lakeshore	Florida (2,2)	342	65%		51	9	96	1,179
Voyager	Arizona (1,1)	1,706	50%	(b)	7,400	7,201	452	438
ECHO JV	Various	—	50%		10,365	6,302	63	(7)
		3,125			$17,889	$13,512	$884	$1,887
_____________________

(a)	The percentages shown approximate our economic interest as of March 31, 2015. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
Note 6 – Notes Receivable
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of March 31, 2015 and December 31, 2014, we had approximately $18.5 million and $18.9 million, respectively, of these

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Notes Receivable (continued)

Chattel Loans included in notes receivable. As of March 31, 2015, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 21.9%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of March 31, 2015 and $0.4 million as of December 31, 2014.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of March 31, 2015 and December 31, 2014, we had approximately $17.8 million and $18.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.4 million and $0.6 million, respectively. The Contracts Receivable have an average stated interest rate of 16.0% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of March 31, 2015 and December 31, 2014, we had outstanding mortgage indebtedness of approximately $2,012 million. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the quarter ended March 31, 2015 was approximately 5.1% per annum. The debt bears interest at stated rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2015 to 2040. The debt encumbered a total of 130 and 137 of our Properties as of March 31, 2015 and December 31, 2014, respectively, and the carrying value of such Properties was approximately $2,269 million and $2,382 million, respectively, as of such dates.
During the quarter ended March 31, 2015, as part of our previously announced refinancing plan, we closed on loans with total gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, are secured by 26 manufactured home properties and RV resorts and carry a weighted average interest rate of 3.93% per annum. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, which were secured by 32 manufactured home properties and RV resorts with a weighted average interest rate of 5.58% per annum. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off one maturing mortgage loan of approximately $13.3 million secured by a manufactured home property with a stated average interest rate of 5.20% per annum.
On April 8, 2015, we paid off a maturing mortgage loan of approximately $35.4 million secured by three RV resorts with a stated interest rate of 5.93% per annum.
Term Loan
As of March 31, 2015, our amended $200.0 million Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the amendment of the Term Loan in 2014, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the 2014 Swap).
As of March 31, 2014, our Term Loan, which had a maturity date of June 30, 2017, had an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, was prepayable without premium or penalty at any time after July 1, 2014. In connection with the original Term Loan, we entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “2011 Swap”), which allowed us to trade the variable interest rate for a fixed interest rate on the Term Loan and matured July 1, 2014.
Unsecured Line of Credit
As of March 31, 2015, our amended, unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding. The amended LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term. In 2014, we incurred commitment and arrangement fees of approximately $3.5 million to enter into the amended LOC and Term Loan extension.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

As of March 31, 2015, we are in compliance in all material respects with the covenants in our borrowing arrangements.
As of March 31, 2014, our LOC had availability of $380.0 million with no amounts outstanding. Our LOC bore a LIBOR rate plus 1.40% to 2.00%, contained a 0.25% to 0.40% facility fee and had a maturity date of September 15, 2016, with the option to extend for one year, subject to certain conditions.
Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our amended Term Loan, we entered into the 2014 Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of March 31, 2015, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
In connection with the original Term Loan in 2011, we entered into the 2011 Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the 2011 Swap) that fixed the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matured on July 1, 2014.
We have designated the 2014 Swap and 2011 Swap as cash flow hedges. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters ended March 31, 2015 and 2014.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands).

	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest Rate Swap	Accrued payroll and other operating expenses	$1,238	$381
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2015 and 2014 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Interest Rate Swap	$1,292	$25	Interest Expense	$435	$470
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of March 31, 2015, we have not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters Ended March 31,
	2015	2014
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$74,174	$68,673
Right-to-use contracts current period, gross	2,797	3,081
Revenue recognized from right-to-use contract upfront payments	(2,024)	(1,934)
Right-to-use contract upfront payments, deferred, net	773	1,147
Deferred revenue–upfront payments from right-to-use contracts, as of March 31,	$74,947	$69,820

Deferred commission expense, as of January 1,	$28,589	$25,251
Deferred commission expense	1,142	1,239
Commission expense recognized	(829)	(684)
Net increase in deferred commission expense	313	555
Deferred commission expense, as of March 31,	$28,902	$25,806
Note 10 – Equity Incentive Awards
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2015 and 2014 was approximately $1.7 million and $0.7 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of March 31, 2015, 3,438,234 shares remained available for grant.
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
On February 2, 2015, we awarded Restricted Stock Grants for 47,100 shares of common stock at a fair market value of approximately $2.6 million to certain members of the Board of Directors for services to be rendered in 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2015, December 31, 2016, and December 31, 2017.
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
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.1 million. As of March 31, 2015, we had accrued compensation expense of approximately $4.2 million for the 2013 LTIP, including approximately $0.4 million and $0.5 million in the quarters ended ended March 31, 2015 and 2014, respectively.

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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs’ claims on appeal except one, relating to whether the park’s rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney’s fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants’ rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of the plaintiffs’ claims on appeal except the one relating to whether the park’s

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney’s fees and other costs. A case management conference is scheduled for September 28, 2015 for purposes of setting a schedule and procedure for resolving the RV issue.
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

The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury’s verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court's December 5, 2014, order. We intend to continue to vigorously defend ourselves in this litigation.

At March 31, 2015, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2015 or 2014.
The following tables summarize our segment financial information for the quarters ended March 31, 2015 and 2014 (amounts in thousands):
Quarter Ended March 31, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$194,689	$10,786	$205,475
Operations expenses	(87,280)	(9,198)	(96,478)
Income from segment operations	107,409	1,588	108,997
Interest income	709	1,089	1,798
Depreciation on real estate assets and rental homes	(25,356)	(2,760)	(28,116)
Amortization of in-place leases	(665)	—	(665)
Income from operations	$82,097	$(83)	82,014
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			1,119
General and administrative			(7,406)
Property rights initiatives			(553)
Early debt retirement			(16,991)
Interest and related amortization			(27,276)
Equity in income of unconsolidated joint ventures			884
Consolidated net income			$31,813

Total assets	$3,207,091	$261,703	$3,468,794
Capital improvements	$8,887	$7,373	$16,260
Quarter Ended March 31, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$183,217	$9,230	$192,447
Operations expenses	(83,821)	(7,845)	(91,666)
Income from segment operations	99,396	1,385	100,781
Interest income	797	1,109	1,906
Depreciation on real estate assets and rental homes	(24,858)	(2,784)	(27,642)
Amortization of in-place leases	(1,315)	—	(1,315)
Income from operations	$74,020	$(290)	73,730
Reconciliation to Consolidated net income:
Corporate interest income			791
Income from other investments, net			1,601
General and administrative			(5,760)
Interest and related amortization			(28,048)
Property rights initiatives			(311)
Equity in income of unconsolidated joint ventures			1,887
Consolidated net income			$43,890

Total assets	$3,118,684	$291,878	$3,410,562
Capital improvements	$4,994	$5,006	$10,000

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2015 and 2014 (amounts in thousands):

	Quarters Ended
	March 31, 2015	March 31, 2014
Revenues:
Community base rental income	$109,270	$106,045
Resort base rental income	51,645	44,949
Right-to-use annual payments	10,981	11,214
Right-to-use contracts current period, gross	2,797	3,081
Right-to-use contract upfront payments, deferred, net	(773)	(1,147)
Utility and other income	19,082	17,571
Ancillary services revenues, net	1,687	1,504
Total property operations revenues	194,689	183,217
Expenses:
Property operating and maintenance	61,117	58,696
Real estate taxes	12,594	12,485
Sales and marketing, gross	2,522	2,563
Right-to-use contract commissions, deferred, net	(243)	(555)
Property management	11,290	10,632
Total property operations expenses	87,280	83,821
Income from property operations segment	$107,409	$99,396

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2015 and 2014 (amounts in thousands):

	Quarters Ended
	March 31, 2015	March 31, 2014
Revenues:
Gross revenue from home sales	$6,937	$5,178
Brokered resale revenues, net	295	295
Rental home income (a)	3,554	3,757
Total revenues	10,786	9,230
Expenses:
Cost of home sales	6,724	5,368
Home selling expenses	805	569
Rental home operating and maintenance	1,669	1,908
Total expenses	9,198	7,845
Income from home sales and rentals operations segment	$1,588	$1,385
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of March 31, 2015, we owned or had an ownership interest in a portfolio of 386 Properties located throughout the United States and Canada containing 143,541 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (121), California (49), Arizona (42), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), North Carolina (10), Wisconsin (10), Oregon (9), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), New Jersey (6), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Hampshire (3), South Carolina (3), Utah (3), Maryland (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2014 through March 31, 2015.

Property	Transaction Date	Sites

Total Sites as of January 1, 2014		139,126
Property or Portfolio:
Acquisitions:
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Space Coast	October 1, 2014	270
Mesa Spirit	December 30, 2014	1,600
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Expansion Site Development and other:
Net sites added (reconfigured) in 2014		119
Net sites added (reconfigured) in 2015		—
Total Sites as of March 31, 2015		143,541
The gross investment in real estate has increased approximately $23.0 million to $4,411 million as of March 31, 2015 from $4,388 million as of December 31, 2014 primarily due to the acquisition of the Bogue Pines and Whispering Pines Properties.
We actively seek to acquire and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis. Some revenue streams are subject to seasonal fluctuations and, accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2015 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 95,300 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of March 31, 2015
Community Sites	70,100
Resort Sites:
Annual	25,700
Seasonal	10,100
Transient	10,400
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
143,500
_________________________

(1)	Includes approximately 5,100 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
Our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated for the same period in 2015 and 2014. For the quarter ended March 31, 2015, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.1% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 1.3%, resulting in an increase in core net operating income before deferrals and property management of 6.0%. Operating expenses in our Core Portfolio were slightly lower than expected in the quarter as the result of decreased utility expenses, mainly gas expense, driven by lower rates and usage, primarily in California and Florida.
A significant portion of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date.

Twenty-seven properties, including 19 of our 49 California Properties, our seven Delaware Properties and one of our five Massachusetts Properties are affected by state and local rent control regulations. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
In the years following the disruption in the site-built housing market, our home sales business was negatively affected by our customers’ inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales in that assessment. We continue to see population growth in our key markets, increased access to distribution channels for our products, and a renewed willingness by our customers to commit to us for a longer period of time. We have also seen a decrease in homes coming back to us, which generally means that our residents have the opportunity to resell their homes.
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. As of March 31, 2015, we increased occupancy in our Core Portfolio by 235 sites, with an increase in homeowner occupancy of 591 sites compared with occupancy at March 31, 2014.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. New home sales in the manufactured home communities in our Core Portfolio during the quarter ended March 31, 2015 increased by 34 over the same period in the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities. Used home sales in the manufactured home communities in our Core Portfolio during the quarter ended March 31, 2015 decreased 3.0% over the same period in the prior year. The used home sales increase is 9.4% more than the first quarter of 2013.
During 2013 we formed a joint venture, ECHO Financing, LLC (the “ECHO JV”), with a home manufacturer to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. The ECHO JV may also rent homes to customers in our communities. In the manufactured housing industry, chattel financing options available today include community owner funded programs or third party lender programs that provide subsidized financing to customers and require the community owner to provide a guarantee for customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
For the quarter ended March 31, 2015, we had 5,170 occupied rental homes in our manufactured home communities. For the quarters ended March 31, 2015 and 2014, home rental program net operating income was approximately $8.6 million and $9.1 million, respectively, net of rental asset depreciation expense of approximately $2.7 million and $2.8 million, respectively. The net operating income and rental asset depreciation expense does not include the revenue and expense associated with our ECHO JV. Approximately $9.4 million and $10.0 million of home rental operations revenue was included in community base rental income for the quarters ended March 31, 2015 and 2014, respectively. We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our first quarter Core Portfolio annual revenues were 5.7% higher than the first quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed over ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment. In 2015, the required annual payment is $545. The TTC replaces high cost products that were typically entered into at Properties prior to 2010 after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 60,100 TTCs. For the quarter ended March 31, 2015, we entered into approximately 4,200 TTCs, or a 51.7% increase from approximately 2,800 TTCs for the quarter ended March 31, 2014. Of the 4,200 TTCs activated during the quarter ended March 31, 2015, approximately 2,000 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 17,988 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 19%.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We may finance the nonrefundable upfront payment.
Critical Accounting Policies and Estimates
Refer to the 2014 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the quarter ended March 31, 2015.

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
Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance, real estate taxes, sales and marketing, and property management expenses. We believe that Income from property operations is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home and RV communities. A discussion of FFO, Normalized FFO and a reconciliation to net income are included in the presentation of FFO following our “Results of Operations.”
The following table reconciles Income before equity in income of unconsolidated joint ventures to Income from property operations for the quarters ended March 31, 2015 and 2014 (amounts in thousands):

	Total Portfolio
	Quarters Ended
	March 31, 2015	March 31, 2014
Income from property operations	$107,607	$99,741
Income from home sales operations and other	1,390	1,040
Total other income and expenses, net	(78,068)	(58,778)
Income before equity in income of unconsolidated joint ventures	$30,929	$42,003

Comparison of the Quarter Ended March 31, 2015 to the Quarter Ended March 31, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended March 31, 2015 and 2014 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2013 and which we have owned and operated continuously since January 1, 2014. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$109,209	$106,045	$3,164	3.0%	$109,270	$106,045	$3,225	3.0%
Rental home income	3,554	3,757	(203)	(5.4)%	3,554	3,757	(203)	(5.4)%
Resort base rental income	48,231	44,323	3,908	8.8%	51,645	44,949	6,696	14.9%
Right-to-use annual payments	10,981	11,214	(233)	(2.1)%	10,981	11,214	(233)	(2.1)%
Right-to-use contracts current period, gross	2,797	3,081	(284)	(9.2)%	2,797	3,081	(284)	(9.2)%
Utility and other income	18,822	17,570	1,252	7.1%	19,082	17,571	1,511	8.6%
Property operating revenues, excluding deferrals	193,594	185,990	7,604	4.1%	197,329	186,617	10,712	5.7%

Property operating and maintenance	59,840	58,592	1,248	2.1%	61,117	58,696	2,421	4.1%
Rental home operating and maintenance	1,669	1,908	(239)	(12.5)%	1,669	1,908	(239)	(12.5)%
Real estate taxes	12,445	12,444	1	—%	12,594	12,485	109	0.9%
Sales and marketing, gross	2,519	2,563	(44)	(1.7)%	2,522	2,563	(41)	(1.6)%
Property operating expenses, excluding deferrals and Property management	76,473	75,507	966	1.3%	77,902	75,652	2,250	3.0%
Income from property operations, excluding deferrals and Property management (1)	117,121	110,483	6,638	6.0%	119,427	110,965	8,462	7.6%
Property management	11,290	10,632	658	6.2%	11,290	10,632	658	6.2%
Income from property operations, excluding deferrals (1)	105,831	99,851	5,980	6.0%	108,137	100,333	7,804	7.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	530	592	(62)	(10.5)%	530	592	(62)	(10.5)%
Income from property operations	$105,301	$99,259	$6,042	6.1%	$107,607	$99,741	$7,866	7.9%
__________________________
(1)     Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.7% growth from rate increases and a 0.3% growth from occupancy gains. The average monthly base rent per site increased to approximately $564 in 2015 from approximately $550 in 2014. The average occupancy increased to 92.3% in 2015 from 92.1% in 2014. The increase in Core property operating and maintenance expenses was primarily due to higher bad debt expense, resulting from the one-time impact in 2014 related to the change in our reserve methodology, as well as increased repair and maintenance expenses. The increase in repair and maintenance was primarily driven by snow removal expenses in the North and Northeast regions.
The decrease in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$25,776	$24,397	$1,379	5.7%	$27,928	$25,023	$2,905	11.6%
Seasonal	14,117	12,776	1,341	10.5%	14,983	12,776	2,207	17.3%
Transient	8,338	7,150	1,188	16.6%	8,734	7,150	1,584	22.2%
Resort base rental income	$48,231	$44,323	$3,908	8.8%	$51,645	$44,949	$6,696	14.9%
The 2.1% decrease in right-to-use annual payments is primarily due to a slight decrease in member count since the first quarter of 2014. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of lower upgrade revenue and an increase in commissions. During the first quarter of 2015 there were 597 upgrade sales with an average price per sale of $4,688. This compares to 658 upgrade sales with an average price per sale of $4,684 for the first quarter of 2014.
The following table summarizes the growth rate percentages excluding property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$190,797	$182,909	$7,888	4.3%	$194,532	$183,536	$10,996	6.0%
Property operating expenses, excluding Sales and marketing, gross	73,954	72,944	1,010	1.4%	75,380	73,089	2,291	3.1%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$116,843	$109,965	$6,878	6.3%	$119,152	$110,447	$8,705	7.9%
The increase in total portfolio income from property operations is due primarily to increases in Core community base rental income, Core resort base rental income and the contribution from property operations related to the 2014 and 2015 acquisitions, partially offset by an overall increase in expenses, with the most significant increases relating to bad debt expense, resulting from the one-time impact in 2014 related to the change in our reserve methodology, payroll expenses and repair and maintenance.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$2,930	$1,994	$936	46.9%
Cost of new home sales (1)	(2,745)	(1,812)	(933)	(51.5)%
Gross profit from new home sales	185	182	3	1.6%

Gross revenues from used home sales	4,007	3,184	823	25.8%
Cost of used home sales	(3,979)	(3,556)	(423)	(11.9)%
Gross profit (loss) from used home sales	28	(372)	400	107.5%

Brokered resale revenues and ancillary services revenues, net	1,982	1,799	183	10.2%
Home selling expenses	(805)	(569)	(236)	(41.5)%
Income from home sales operations and other	$1,390	$1,040	$350	33.7%
Home sales volumes
Total new home sales(2)	86	45	41	91.1%
New Home Sales Volume - ECHO JV	39	14	25	178.6%
Used home sales	381	380	1	0.3%
Brokered home resales	205	226	(21)	(9.3)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended March 31, 2015 and 2014, respectively.
The increase in income from home sales operations and other is primarily due to an increase in gross profits from used home sales and income from ancillary services.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$5,137	$5,825	$(688)	(11.8)%
Used Home	7,814	7,892	(78)	(1.0)%
Rental operations revenue (1)	12,951	13,717	(766)	(5.6)%
Rental home operating and maintenance	(1,669)	(1,908)	239	(12.5)%
Income from rental operations	11,282	11,809	(527)	(4.5)%
Depreciation on rental homes (2)	(2,706)	(2,750)	44	(1.6)%
Income from rental operations, net of depreciation	$8,576	$9,059	$(483)	(5.3)%

Gross investment in new manufactured home rental units (3)	$108,694	$113,470	$(4,776)	(4.2)%
Gross investment in used manufactured home rental units	$62,191	$64,334	$(2,143)	(3.3)%

Net investment in new manufactured home rental units	$89,985	$99,237	$(9,252)	(9.3)%
Net investment in used manufactured home rental units	$45,361	$53,890	$(8,529)	(15.8)%

Number of occupied rentals – new, end of period (4)	2,045	2,097	(52)	(2.5)%
Number of occupied rentals – used, end of period	3,125	3,429	(304)	(8.9)%
______________________

(1)
Approximately $9.4 million and $10.0 million for the quarters ended March 31, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.4 million and $5.2 million at March 31, 2015 and 2014, respectively.

(4)	Includes 55 and four homes rented through our ECHO JV in 2015 and 2014, respectively.
The decrease in income from rental operations is due primarily to a decrease in occupancy of both new and used rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant new home sales market, used homes may be sold in place or removed from sites and replaced with new homes. Used homes may also be rented either in the condition received or after warranted rehabilitation. While we continue to focus on selling homes, we continue to evaluate rental units, and based on market conditions, we expect to invest in additional new homes for customer rentals.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended March 31, 2015 and 2014 (amounts in thousands).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(28,116)	$(27,642)	$(474)	(1.7)%
Amortization of in-place leases	(665)	(1,315)	650	49.4%
Interest income	1,820	2,697	(877)	(32.5)%
Income from other investments, net	1,119	1,601	(482)	(30.1)%
General and administrative (excluding transaction costs)	(6,974)	(5,270)	(1,704)	(32.3)%
Transaction costs	(432)	(490)	58	11.8%
Property rights initiatives	(553)	(311)	(242)	(77.8)%
Early debt retirement	(16,991)	—	(16,991)	100.0%
Interest and related amortization	(27,276)	(28,048)	772	2.8%
Total other income and expenses, net	$(78,068)	$(58,778)	$(19,290)	(32.8)%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred subsequent to the first quarter of 2014 (See Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for additional detail regarding our recent acquisition activity).

Amortization of in-place leases decreased primarily due to the expected one-year life of in-place leases. The variance is further driven by the increased rate of amortization relating to the 2014 in-place leases which were fully amortized prior to the first quarter of 2015.
General and administrative expenses increased primarily due to the timing of the 2015 restricted stock awards (see Note 10 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for additional detail regarding our stock-based compensation plan).
Early debt retirement expense increased as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for additional detail regarding our first quarter defeasance and refinancing activity).
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demands for liquidity will continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 115.8 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows for us to issue up to 200,000,000 shares of common stock, par value $0.01 per share and up to 10,000,000 shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $102.7 million in available cash as of March 31, 2015 and $400.0 million available on our LOC, to satisfy our near term obligations. On July 17, 2014, we amended our LOC to increase the borrowing capacity under the LOC from $380.0 million to $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
We expect to meet our short-term liquidity requirements, including all distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2015, we have approximately $35.4 million of scheduled debt maturities in 2015 (excluding scheduled principal payments on debt maturing in 2015 and beyond). We expect to satisfy our 2015 maturities with existing cash, anticipated operating cash flow and refinancing proceeds.

During the quarter ended March 31, 2015, we closed on loans with gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, are secured by 26 manufactured home properties and RV resorts and carry a weighted average interest rate of 3.93% per annum. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, which were secured by 32 manufactured home properties and RV resorts with a weighted average interest rate of 5.58% per annum. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off one maturing mortgage of approximately $13.3 million secured by a manufactured home property with a stated average interest rate of 5.20% per annum. Additionally, on April 8, 2015, we paid off a maturing mortgage loan of approximately $35.4 million secured by three RV resorts with a stated interest rate of 5.93% per annum.

The table below summarizes cash flow activity for the quarters ended March 31, 2015 and 2014 (amounts in thousands).

	Quarters Ended March 31,
	2015	2014
Net cash provided by operating activities	$109,215	$93,229
Net cash used in investing activities	(31,579)	(41,164)
Net cash used in financing activities	(48,647)	(54,065)
Net increase (decrease) in cash	$28,989	$(2,000)
Operating Activities
Net cash provided by operating activities increased $16.0 million to $109.2 million for the quarter ended March 31, 2015, from $93.2 million for the quarter ended March 31, 2014. This overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $7.9 million and an increase in escrow deposits, goodwill and other assets of $7.1 million, primarily driven by the escrow deposits related to acquisition and refinancing activity.
Investing Activities
Net cash used in investing activities was $31.6 million for the quarter ended March 31, 2015 compared to $41.2 million for the quarter ended March 31, 2014. Significant components of net cash used in investing activities include:

•
We paid approximately $12.2 million in 2015 to acquire the Bogue Pines manufactured home property and Whispering Pines RV resort. We paid approximately $44.2 million in 2014 to acquire the Blackhawk and Lakeland RV resorts as well as the Colony Cove land purchase (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions).

•	We received approximately $10.6 million in 2014 of the net deferred exchange deposits which were used to acquire the Blackhawk and Lakeland RV resorts.

•
We contributed approximately $4.0 million to our ECHO JV in 2015 compared to the $2.5 million we invested in 2014. (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our joint ventures).

•
We received approximately $2.6 million of repayments on notes receivable in 2015 compared to $7.1 million in 2014 partially offset by new notes receivable of $1.7 million in 2015 compared to $2.2 million in 2014 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

•	We paid approximately $16.3 million and $10.0 million for capital improvements during the quarters ended March 31, 2015 and 2014, respectively (see Capital Improvements table below).
Capital Improvements
The table below summarizes capital improvements activity for the quarters ended March 31, 2015 and 2014 (amounts in thousands).

	Quarters Ended March 31,(1)
	2015	2014
Recurring Capital Expenditures (2)	$7,443	$4,312
Property upgrades and site development	1,091	307
New home investments (3)	5,518	2,469
Used home investments	1,855	2,537
Total Property	15,907	9,625
Corporate	353	375
Total Capital improvements	$16,260	$10,000
______________________

(1)
Excludes non-cash activity of approximately $0.2 million and $0.4 million of used homes acquired by repossessions of Chattel Loans collateral for the quarters ended March 31, 2015 and 2014, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investments associated with our ECHO JV.

Financing Activities
Net cash used in financing activities was $48.6 million for the quarter ended March 31, 2015 compared to net cash used in financing activities of $54.1 million for the quarter ended March 31, 2014. Significant components of net cash used in financing activities include:

•	We received $395.3 million in financing proceeds in 2015 (see Note 7 in the Notes to Consolidated Financial Statements in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $9.4 million of amortizing principal debt, approximately $13.3 million of maturing mortgages, defeased approximately $370.2 million of debt and paid a total of approximately $23.1 million in debt issuance and defeasance costs as well as early debt retirement costs in 2015. This compares to the approximately $8.5 million of amortizing principal debt and approximately $20.7 million of maturing mortgages paid in 2014 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We made distributions of approximately $31.9 million in 2015 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.1 million for offering costs and other expenses, offset by proceeds received of approximately $4.1 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•
We made distributions of approximately $25.1 million in 2014 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.1 million for other expenses, offset by proceeds received of approximately $0.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

Contractual Obligations
As of March 31, 2015, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2015	2016	2017	2018	2019	Thereafter
Long Term Borrowings (1)	$2,200,226	$63,338	$119,077	$97,484	$229,997	$231,341	$1,458,989
Interest Expense (2)	770,661	78,018	100,329	92,494	83,257	68,575	347,988
Operating Lease	13,239	1,409	1,961	1,993	2,039	1,925	3,912
LOC Maintenance Fee (3)	2,673	611	811	811	440	—	—
Ground Lease (4)	18,978	1,456	1,948	1,955	1,955	1,963	9,701
Total Contractual Obligations	$3,005,777	$144,832	$224,126	$194,737	$317,688	$303,804	$1,820,590
Weighted average interest rates - Long Term Borrowings	4.44%	4.82%	4.79%	4.72%	4.63%	4.42%	4.35%
 ______________________________

(1)	Balance excludes note premiums of $11.5 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of March 31, 2015.

(3)	As of March 31, 2015, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of March 31, 2015, we have no off balance sheet arrangements.
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

The following table presents a calculation of FFO and Normalized FFO for the quarters ended March 31, 2015 and 2014 (amounts in thousands):

	Quarters Ended March 31,
	2015	2014
Computation of funds from operations:
Net income available for common shares	$27,185	$38,099
Income allocated to common OP units	2,331	3,481
Right-to-use contract upfront payments, deferred, net	773	1,147
Right-to-use contract commissions, deferred, net	(243)	(555)
Depreciation on real estate assets	25,410	24,892
Depreciation on rental homes	2,706	2,750
Amortization of in-place leases	665	1,315
Depreciation on unconsolidated joint ventures	243	227
FFO available for common shares	59,070	71,356
Change in fair value of contingent consideration asset	—	(65)
Transaction costs	432	490
Early debt retirement	16,991	—
Normalized FFO available for common shares	$76,493	$71,781
Weighted average common shares outstanding – fully diluted	91,777	91,353

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2014. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2015.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the first quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

We included a risk factor in our 2014 Form 10-K related to our insurance coverage - Some Potential Losses Are Not Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2015 and that we planned to renew those policies. Those policies that were in effect on March 31, 2015, were renewed on April 1, 2015. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 29, 2015	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2015	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)