Form 10-Q
period 2015-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2015-08-04
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
84,282,178 shares of Common Stock as of July 31, 2015.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
(amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment in real estate:
Land	$1,100,490	$1,091,550
Land improvements	2,763,483	2,734,304
Buildings and other depreciable property	576,456	562,059
	4,440,429	4,387,913
Accumulated depreciation	(1,226,027)	(1,169,492)
Net investment in real estate	3,214,402	3,218,421
Cash	84,945	73,714
Notes receivable, net	35,464	37,137
Investment in unconsolidated joint ventures	17,963	13,512
Deferred financing costs, net	24,800	21,833
Deferred commission expense	29,960	28,589
Escrow deposits, goodwill, and other assets, net	39,974	53,133
Total Assets	$3,447,508	$3,446,339
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,966,517	$2,012,246
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	86,863	64,520
Deferred revenue – upfront payments from right-to-use contracts	76,402	74,174
Deferred revenue – right-to-use annual payments	13,282	9,790
Accrued interest payable	8,705	9,496
Rents and other customer payments received in advance and security deposits	79,748	67,463
Distributions payable	34,312	29,623
Total Liabilities	2,465,829	2,467,312
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of June 30, 2015 and 9,765,900 shares authorized as of December 31, 2014; none issued and outstanding. As of December 31, 2014 includes 179,639 authorized shares 6% Series D Cumulative Preferred stock authorized, none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of June 30, 2015 and December 31, 2014 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 84,276,055 and 83,879,779 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	843	838
Paid-in capital	1,037,290	1,029,601
Distributions in excess of accumulated earnings	(258,457)	(254,209)
Accumulated other comprehensive loss	(1,034)	(381)
Total Stockholders’ Equity	914,786	911,993
Non-controlling interests – Common OP Units	66,893	67,034
Total Equity	981,679	979,027
Total Liabilities and Equity	$3,447,508	$3,446,339

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Six Months Ended June 30, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Community base rental income	$110,073	$106,502	$219,343	$212,547
Rental home income	3,559	3,746	7,113	7,503
Resort base rental income	41,427	36,888	93,072	81,837
Right-to-use annual payments	10,945	11,241	21,926	22,455
Right-to-use contracts current period, gross	3,578	3,263	6,375	6,344
Right-to-use contract upfront payments, deferred, net	(1,455)	(1,168)	(2,228)	(2,315)
Utility and other income	18,901	16,919	37,983	34,490
Gross revenues from home sales	9,526	6,560	16,463	11,738
Brokered resale revenues and ancillary services revenues, net	1,012	568	2,994	2,367
Interest income	1,736	1,878	3,556	4,575
Income from other investments, net	2,178	2,628	3,297	4,229
Total revenues	201,480	189,025	409,894	385,770
Expenses:
Property operating and maintenance	64,178	61,217	125,295	119,913
Rental home operating and maintenance	1,689	1,639	3,358	3,547
Real estate taxes	12,652	12,157	25,246	24,642
Sales and marketing, gross	3,512	2,869	6,034	5,432
Right-to-use contract commissions, deferred, net	(764)	(710)	(1,007)	(1,265)
Property management	11,099	10,451	22,389	21,083
Depreciation on real estate assets and rental homes	28,335	27,762	56,451	55,403
Amortization of in-place leases	669	1,401	1,334	2,716
Cost of home sales	9,093	6,155	15,817	11,523
Home selling expenses	720	628	1,525	1,197
General and administrative	7,541	6,794	14,947	12,555
Property rights initiatives and other	694	1,001	1,247	1,312
Early debt retirement	(69)	—	16,922	—
Interest and related amortization	26,145	28,265	53,421	56,313
Total expenses	165,494	159,629	342,979	314,371
Income before equity in income of unconsolidated joint ventures	35,986	29,396	66,915	71,399
Equity in income of unconsolidated joint ventures	840	644	1,724	2,531
Consolidated net income	36,826	30,040	68,639	73,930

Income allocated to non-controlling interests – Common OP Units	(2,724)	(2,229)	(5,054)	(5,710)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,328)	(4,613)	(4,638)
Net income available for Common Shares	$31,786	$25,483	$58,972	$63,582

Consolidated net income	$36,826	$30,040	$68,639	$73,930
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	204	483	(653)	927
Consolidated comprehensive income	37,030	30,523	67,986	74,857
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,740)	(2,268)	(5,003)	(5,786)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,328)	(4,613)	(4,638)
Comprehensive income attributable to Common Stockholders	$31,974	$25,927	$58,370	$64,433

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Six Months Ended June 30, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.38	$0.31	$0.70	$0.76
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.38	$0.30	$0.70	$0.76

Distributions declared per Common Share outstanding	$0.375	$0.325	$0.750	$0.650
Weighted average Common Shares outstanding – basic	84,031	83,234	83,996	83,175
Weighted average Common Shares outstanding – fully diluted	91,851	91,420	91,829	91,411

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2015
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2014	$838	$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of OP Units to common stock	—	95	—	—	(95)	—	—
Issuance of common stock through exercise of options	2	3,814	—	—	—	—	3,816
Issuance of common stock through employee stock purchase plan	—	509	—	—	—	—	509
Compensation expenses related to restricted stock	—	3,960	—	—	—	—	3,960
Repurchase of common stock or common OP units	—	(73)	—	—	—	—	(73)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(316)	—	—	316	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(653)	(653)
Net income	—	—	4,613	58,972	5,054	—	68,639
Distributions	—	—	(4,613)	(63,194)	(5,416)	—	(73,223)
Other	3	(300)	—	(26)	—	—	(323)
Balance, June 30, 2015	$843	$1,037,290	$136,144	$(258,457)	$66,893	$(1,034)	$981,679

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(amounts in thousands)
(unaudited)

	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Consolidated net income	$68,639	$73,930
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	16,922	—
Depreciation	56,989	55,790
Amortization of in-place leases	1,334	2,716
Amortization of loan costs	2,103	2,480
Debt premium amortization	(2,094)	(2,640)
Equity in income of unconsolidated joint ventures	(1,724)	(2,532)
Distributions of income from unconsolidated joint ventures	1,161	1,669
Amortization of stock-related compensation	3,960	2,431
Revenue recognized from right-to-use contract upfront payments	(4,147)	(4,029)
Commission expense recognized related to right-to-use contracts	1,696	1,318
Long term incentive plan compensation	657	950
Recovery of uncollectible rents receivable	(344)	(529)
Changes in assets and liabilities:
Notes receivable activity, net	(101)	(1,152)
Deferred commission expense	(3,067)	(2,652)
Escrow deposits, goodwill and other assets	27,540	6,403
Accrued payroll and other operating expenses	18,475	10,799
Deferred revenue – upfront payments from right-to-use contracts	6,375	6,344
Deferred revenue – right-to-use annual payments	3,492	3,042
Rents received in advance and security deposits	12,080	7,073
Net cash provided by operating activities	209,946	161,411
Cash Flows From Investing Activities:
Real estate acquisition	(23,687)	(44,226)
Tax-deferred exchange deposit	—	10,576
Investment in unconsolidated joint ventures	(4,000)	(2,485)
Distributions of capital from unconsolidated joint ventures	—	116
Repayments of notes receivable	5,366	9,879
Issuance of notes receivable	(4,035)	(4,592)
Capital improvements	(42,259)	(26,534)
Net cash used in investing activities	(68,615)	(57,266)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	4,252	496
Distributions:
Common Stockholders	(58,862)	(47,843)
Common OP Unitholders	(5,057)	(4,391)
Preferred Stockholders	(4,613)	(4,638)
Principal payments and mortgage debt payoff	(437,279)	(73,566)
New mortgage notes payable financing proceeds	395,323	54,000
Debt issuance and defeasance costs	(23,541)	(1,720)
Other	(323)	(99)
Net cash used in financing activities	(130,100)	(77,761)
Net increase in cash and cash equivalents	11,231	26,384
Cash, beginning of period	73,714	58,427
Cash, end of period	$84,945	$84,811

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2015 and 2014
(amounts in thousands)
(unaudited)

	June 30, 2015	June 30, 2014
Supplemental Information:
Cash paid during the period for interest	$54,330	$56,583
Capital improvements – used homes acquired by repossessions	$443	$648
Net repayments of notes receivable – used homes acquired by repossessions	$(443)	$(648)
Building and other depreciable property – reclassification of rental homes	$14,046	$9,640
Escrow deposits and other assets – reclassification of rental homes	$(14,046)	$(9,640)

Real estate acquisitions:
Investment in real estate	$(23,900)	$(61,781)
Deferred financing costs, net	—	(180)
Rents and other customer payments received in advance and security deposits	204	1,817
Accrued payroll and other operating expenses	62	942
Escrow deposits and other assets	(53)	412
Debt assumed and financed on acquisition	—	14,564
Real estate acquisitions, net	$(23,687)	$(44,226)

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
Note 1 – Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation
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
These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K. The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2014 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
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

(b)	Identified Intangibles and Goodwill
As of June 30, 2015 and December 31, 2014, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of June 30, 2015 and December 31, 2014, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.4 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively. For the quarters and six months ended June 30, 2015 and 2014, amortization expense for the identified intangible assets was approximately $0.1 million.

(c)	Restricted Cash
Cash as of June 30, 2015 and December 31, 2014, included approximately $5.0 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a carrying value of approximately $2.2 billion as of June 30, 2015 and December 31, 2014, and a fair value of approximately $2.2 billion and $2.3 billion as of June 30, 2015 and December 31, 2014, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2015 and December 31, 2014, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

receivable, accounts receivable, accounts payable, other accrued expenses and interest rate swaps approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic Modifications and Extinguishments (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $31.8 million and $29.8 million at June 30, 2015 and December 31, 2014, respectively.

(f)	Recent Accounting Pronouncements
In May 2014, the FASB issued (“ASU 2014-09”) Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In February 2015, the FASB issued (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively, with early adoption permitted. We are currently evaluating the impact, if any, of the adoption of ASU 2015-02 on our consolidated financial statements.
Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per common share for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerators:
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$31,786	$25,483	$58,972	$63,582
Amounts allocated to dilutive securities	2,724	2,229	5,054	5,710
Net income available for Common Shares – fully diluted	$34,510	$27,712	$64,026	$69,292
Denominator:
Weighted average Common Shares outstanding – basic	84,031	83,234	83,996	83,175
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,221	7,530	7,223	7,582
Stock options and restricted shares	599	656	610	654
Weighted average Common Shares outstanding – fully diluted	91,851	91,420	91,829	91,411

Earnings per Common Share – Basic:
Net income available for Common Shares	$0.38	$0.31	$0.70	$0.76

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.38	$0.30	$0.70	$0.76

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Common Stock and Other Equity Related Transactions
The following regular quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred shareholders for the six months ended June 30, 2015:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.421875	March 31, 2015	March 20, 2015	March 31, 2015
$0.421875	June 30, 2015	June 19, 2015	June 30, 2015
The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interest holders for the six months ended June 30, 2015:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.375	March 31, 2015	March 27, 2015	April 10, 2015
$0.375	June 30, 2015	June 26, 2015	July 10, 2015
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
On June 26, 2015, we completed the acquisition of Miami Everglades, a 303-Site RV resort, located in Miami, Florida. The total purchase price of $11.6 million was funded with available cash.
On February 9, 2015, we completed the acquisition of two properties, Bogue Pines, an 150-Site manufactured home community, and Whispering Pines, a 278-Site RV resort, both located in coastal North Carolina. The total purchase price of approximately $12.3 million was funded with available cash.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the six months ended June 30, 2015 and December 31, 2014, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs (amounts in thousands):

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Assets acquired
Land	$7,799	$66,390
Buildings and other depreciable property	15,426	52,329
Manufactured homes	53	1,086
In-place leases	622	2,561
Net investment in real estate	23,900	122,366
Other assets	53	1,197
Total Assets acquired	$23,953	$123,563

Liabilities assumed
Mortgage notes payable	$—	$34,559
Other liabilities	266	6,712
Total Liabilities assumed	$266	$41,271
Net assets acquired	$23,687	$82,292

Dispositions and real estate held for disposition

As of June 30, 2015, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $1.7 million and $2.5 million (each net of approximately $0.5 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the six months ended June 30, 2015 and 2014, respectively. We received approximately $1.2 million and $1.7 million in distributions from these joint ventures for the six months ended June 30, 2015 and 2014, respectively. Approximately $1.1 million of the distributions made to us, using proceeds generated by a refinancing transaction, exceeded our basis in a joint venture and as such, were recorded as income from unconsolidated joint ventures for the six months ended June 30, 2014.
On February 12, 2015, we contributed approximately $4.0 million to the ECHO JV, which brought our total investment in the ECHO joint venture to approximately $10.0 million
The following table summarizes our investment in unconsolidated joint ventures as of June 30, 2015 and December 31, 2014 (investment amounts in thousands with the number of Properties shown parenthetically):

					Investment as of		JV Income for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014
Meadows	Various (2,2)	1,077	50%		$178	$—	$742	$600
Lakeshore	Florida (2,2)	342	65%		73	9	177	1,213
Voyager	Arizona (1,1)	1,706	50%	(b)	7,345	7,201	740	700
ECHO JV	Various	—	50%		10,367	6,302	65	18
		3,125			$17,963	$13,512	$1,724	$2,531
_____________________

(a)	The percentages shown approximate our economic interest as of June 30, 2015. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Notes Receivable

In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of June 30, 2015 and December 31, 2014, we had approximately $17.9 million and $18.9 million, respectively, of these Chattel Loans included in notes receivable. As of June 30, 2015, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 21.4%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of June 30, 2015 and $0.4 million as of December 31, 2014.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of June 30, 2015 and December 31, 2014, we had approximately $17.6 million and $18.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.5 million and $0.6 million, respectively. The Contracts Receivable have an average stated interest rate of 16.0% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of June 30, 2015 and December 31, 2014, we had outstanding mortgage indebtedness of approximately $2.0 billion. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the six months ended June 30, 2015 was approximately 5.0% per annum. The debt bears interest at stated rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2016 to 2040. The debt encumbered a total of 127 and 137 of our Properties as of June 30, 2015 and December 31, 2014, respectively, and the carrying value of such Properties was approximately $2.2 billion and $2.4 billion, respectively, as of such dates.
During the six months ended June 30, 2015, as part of our previously announced refinancing plan, we closed on loans with total gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, are secured by 26 manufactured home properties and RV resorts and carry a weighted average interest rate of 3.93% per annum. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, which were secured by 32 manufactured home properties and RV resorts with a weighted average interest rate of 5.58% per annum. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans totaling approximately $48.7 million, secured by one manufactured home property and three RV resorts, with a weighted average interest rate of 5.73% per annum.
Term Loan
As of June 30, 2015 and December 31, 2014, our $200.0 million Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan in 2014, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of June 30, 2015 and December 31, 2014, our unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term. In 2014, we incurred commitment and arrangement fees of approximately $3.5 million to enter into the LOC and Term Loan extension.
As of June 30, 2015, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk
In connection with our Term Loan, we entered into the 2014 Swap (see Note 7 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of June 30, 2015, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters and six months ended June 30, 2015 and 2014.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.3 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands).

	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest Rate Swap	Accrued payroll and other operating expenses	$1,034	$381
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2015 and 2014 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss (gain) recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest Rate Swap	$230	$(3)	Interest Expense	$434	$480
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2015 and 2014 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest Rate Swap	$1,522	$23	Interest Expense	$869	$950
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of June 30, 2015, we have not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of June 30, 2015 and December 31, 2014, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$74,174	$68,673
Right-to-use contracts current period, gross	6,375	6,344
Revenue recognized from right-to-use contract upfront payments	(4,147)	(4,029)
Right-to-use contract upfront payments, deferred, net	2,228	2,315
Deferred revenue–upfront payments from right-to-use contracts, as of June 30,	$76,402	$70,988

Deferred commission expense, as of January 1,	$28,589	$25,251
Deferred commission expense	3,067	2,652
Commission expense recognized	(1,696)	(1,318)
Net increase in deferred commission expense	1,371	1,334
Deferred commission expense, as of June 30,	$29,960	$26,585
Note 10 – Equity Incentive Awards
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2015 and 2014 was approximately $2.2 million and $1.7 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $4.0 million and $2.4 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of June 30, 2015, 3,405,794 shares remained available for grant.
Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award.
Grants Issued
On June 1, 2015, we awarded Restricted Stock Grants for 3,000 shares of common stock at a fair market value of approximately $0.2 million to a certain member of our senior management. This Restricted Stock Grant will vest on December 31, 2015.
On May 12, 2015, we awarded Restricted Stock Grants for 29,440 shares of common stock at a fair market value of approximately $1.6 million to certain members of our Board of Directors for services as Director rendered for the remainder of 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of November 12, 2015, May 12, 2016, and May 12, 2017.
On February 2, 2015, we awarded Restricted Stock Grants for 78,000 shares of common stock at a fair market value of approximately $4.3 million to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2015.
On February 2, 2015, we awarded Restricted Stock Grants for 47,100 shares of common stock at a fair market value of approximately $2.6 million to certain members of our Board of Directors for services to be rendered in 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2015, December 31, 2016, and December 31, 2017.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards (continued)

The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
Note 11 – Long-Term Cash Incentive Plan
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2013 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.1 million. As of June 30, 2015, we had accrued compensation expense of approximately $4.5 million for the 2013 LTIP, including approximately $0.7 million and $1.0 million in the six months ended June 30, 2015 and 2014, respectively.

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
We sued the City of San Rafael on October 13, 2000 in the U.S. District Court for the Northern District of California, challenging its rent control ordinance on constitutional grounds. While the trial court found the rent control ordinance unconstitutional, the United States Court of Appeals for the Ninth Circuit reversed the trial court and ruled that the ordinance had not unconstitutionally taken our property. On September 3, 2013, we filed a petition for review by the U.S. Supreme Court, which was denied.
On January 31, 2012, we sued the City of Santee in the United States District for the Southern District of California challenging its rent control ordinance on constitutional grounds. On September 26, 2013, we entered a settlement agreement with the City pursuant to which we are able to increase Site rents at the Meadowbrook community through January 1, 2034 as follows: (a) a one-time 2.5% rent increase on all Sites in January 2014; plus (b) annual rent increases of 100% of the consumer price index (CPI) beginning in 2014; and (c) a 10% increase in the rent on a site upon turnover of that site. Absent the settlement, the rent control ordinance limited us to annual rent increases of at most 70% of CPI with no increases on turnover of a site.

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

The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury’s verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court's December 5, 2014 order. The Court of Appeal has issued an order setting the briefing sequence and has ordered commencement of the briefing. We intend to continue to vigorously defend ourselves in this litigation.

At June 30, 2015, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On May 13, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. A hearing on the motion was held on July 17, 2015, at which the court ordered additional briefing and continued the hearing to August 21, 2015.
Santiago Estates
We have been notified that a group of tenants at our Santiago Estates Property in Sylmar, California intend to commence a lawsuit against us alleging that we have failed to properly maintain the Property, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit, if filed.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the six months ended June 30, 2015 or 2014.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following tables summarize our segment financial information for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands):
Quarter Ended June 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$184,125	$13,441	$197,566
Operations expenses	(90,677)	(11,502)	(102,179)
Income from segment operations	93,448	1,939	95,387
Interest income	713	1,001	1,714
Depreciation on real estate assets and rental homes	(25,586)	(2,749)	(28,335)
Amortization of in-place leases	(669)	—	(669)
Income from operations	$67,906	$191	68,097
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			2,178
General and administrative			(7,541)
Property rights initiatives and other			(694)
Early debt retirement			69
Interest and related amortization			(26,145)
Equity in income of unconsolidated joint ventures			840
Consolidated net income			$36,826

Total assets	$3,192,050	$255,458	$3,447,508
Quarter Ended June 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$173,928	$10,591	$184,519
Operations expenses	(85,984)	(8,422)	(94,406)
Income from segment operations	87,944	2,169	90,113
Interest income	774	1,045	1,819
Depreciation on real estate assets and rental homes	(24,949)	(2,813)	(27,762)
Amortization of in-place leases	(1,401)	—	(1,401)
Income from operations	$62,368	$401	62,769
Reconciliation to Consolidated net income:
Corporate interest income			59
Income from other investments, net			2,628
General and administrative			(6,794)
Property rights initiatives and other			(1,001)
Interest and related amortization			(28,265)
Equity in income of unconsolidated joint ventures			644
Consolidated net income			$30,040

Total assets	$3,143,600	$286,824	$3,430,424

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Six Months Ended June 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$378,814	$24,227	$403,041
Operations expenses	(177,957)	(20,700)	(198,657)
Income from segment operations	200,857	3,527	204,384
Interest income	1,422	2,089	3,511
Depreciation on real estate assets and rental homes	(50,965)	(5,486)	(56,451)
Amortization of in-place leases	(1,334)	—	(1,334)
Income from operations	$149,980	$130	150,110
Reconciliation to Consolidated net income:
Corporate interest income			45
Income from other investments, net			3,297
General and administrative			(14,947)
Property rights initiatives and other			(1,247)
Early debt retirement			(16,922)
Interest and related amortization			(53,421)
Equity in income of unconsolidated joint ventures			1,724
Consolidated net income			$68,639

Total assets	$3,192,050	$255,458	$3,447,508
Capital improvements	$22,557	$19,702	$42,259

Six Months Ended June 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$357,145	$19,821	$376,966
Operations expenses	(169,805)	(16,267)	(186,072)
Income from segment operations	187,340	3,554	190,894
Interest income	1,571	2,154	3,725
Depreciation on real estate assets and rental homes	(49,806)	(5,597)	(55,403)
Amortization of in-place leases	(2,716)	—	(2,716)
Income from operations	$136,389	$111	136,500
Reconciliation to Consolidated net income:
Corporate interest income			850
Income from other investments, net			4,229
General and administrative			(12,555)
Property rights initiatives and other			(1,312)
Interest and related amortization			(56,313)
Equity in income of unconsolidated joint ventures			2,531
Consolidated net income			$73,930

Total assets	$3,143,600	$286,824	$3,430,424
Capital improvements	$13,519	$13,015	$26,534

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Community base rental income	$110,073	$106,502	$219,343	$212,547
Resort base rental income	41,427	36,888	93,072	81,837
Right-to-use annual payments	10,945	11,241	21,926	22,455
Right-to-use contracts current period, gross	3,578	3,263	6,375	6,344
Right-to-use contract upfront payments, deferred, net	(1,455)	(1,168)	(2,228)	(2,315)
Utility and other income	18,901	16,919	37,983	34,490
Ancillary services revenues, net	656	283	2,343	1,787
Total property operations revenues	184,125	173,928	378,814	357,145
Expenses:
Property operating and maintenance	64,178	61,217	125,295	119,913
Real estate taxes	12,652	12,157	25,246	24,642
Sales and marketing, gross	3,512	2,869	6,034	5,432
Right-to-use contract commissions, deferred, net	(764)	(710)	(1,007)	(1,265)
Property management	11,099	10,451	22,389	21,083
Total property operations expenses	90,677	85,984	177,957	169,805
Income from property operations segment	$93,448	$87,944	$200,857	$187,340

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Gross revenue from home sales	$9,526	$6,560	$16,463	$11,738
Brokered resale revenues, net	356	285	651	580
Rental home income (a)	3,559	3,746	7,113	7,503
Total revenues	13,441	10,591	24,227	19,821
Expenses:
Cost of home sales	9,093	6,155	15,817	11,523
Home selling expenses	720	628	1,525	1,197
Rental home operating and maintenance	1,689	1,639	3,358	3,547
Total expenses	11,502	8,422	20,700	16,267
Income from home sales and rentals operations segment	$1,939	$2,169	$3,527	$3,554
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of June 30, 2015, we owned or had an ownership interest in a portfolio of 387 Properties located throughout the United States and Canada containing 143,845 residential Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (122), California (49), Arizona (42), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), North Carolina (10), Wisconsin (10), Oregon (9), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), New Jersey (6), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Hampshire (3), South Carolina (3), Utah (3), Maryland (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

•
the outcome of pending or future lawsuits filed against us, including those disclosed in our filings with the Securities and Exchange Commission, by tenant groups seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters, such as the case currently pending in the California Court of Appeal, Sixth Appellate District, Case No. H041913, involving our California Hawaiian manufactured home property, including any further proceedings on appeal or in the trial court; and

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

The following chart lists the Properties acquired or invested in since January 1, 2014 through June 30, 2015.

Property	Transaction Date	Sites

Total Sites as of January 1, 2014		139,126
Property or Portfolio:
Acquisitions:
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Space Coast	October 1, 2014	270
Mesa Spirit	December 30, 2014	1,600
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Expansion Site Development and other:
Net sites added (reconfigured) in 2014		119
Net sites added (reconfigured) in 2015		1
Total Sites as of June 30, 2015		143,845
The gross investment in real estate has increased approximately $52.0 million to $4,440 million as of June 30, 2015 from $4,388 million as of December 31, 2014 primarily due to the acquisition of three Properties: Bogue Pines, Whispering Pines and Miami Everglades.
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
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2015 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 98,200 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of June 30, 2015
Community Sites	70,100
Resort Sites:
Annual	25,700
Seasonal	10,400
Transient	10,400
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
143,800
_________________________

(1)	Includes approximately 5,300 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
Our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated for the same period in 2015 and 2014. For the quarter ended June 30, 2015, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.4% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 3.7%, resulting in an increase in core net operating income before deferrals and property management of 5.0%.
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
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. As of June 30, 2015, we increased occupancy in our Core Portfolio by 306 sites, with an increase in homeowner occupancy of 758 sites compared with occupancy at June 30, 2014.
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
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. New home sales in the manufactured home communities in our Core Portfolio during the six months ended June 30, 2015 increased by 46 new homes over the same period in the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities. Used home sales in the manufactured home communities in our Core Portfolio during the six months ended June 30, 2015 increased 10.9% over the same period in the prior year. The used home sales increase is 9.6% more than the six months ended June 30, 2013 (See the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity.)
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
As of June 30, 2015, we had 5,043 occupied rental homes in our manufactured home communities. For the quarters ended June 30, 2015 and 2014, home rental program net operating income was approximately $8.4 million and $9.2 million, respectively, net of rental asset depreciation expense of approximately $2.7 million and $2.8 million, respectively. Approximately $9.2 million and $9.9 million of home rental operations revenue was included in community base rental income for the quarters ended June 30, 2015 and 2014, respectively. The net operating income and rental asset depreciation expense does not include the revenue and expense associated with our ECHO JV (See the Rental Operations tables in the sections below for additional detail regarding our rental activity.)
For the six months ended June 30, 2015 and 2014, home rental program net operating income was approximately $17.0 million and $18.3 million, respectively, net of rental asset depreciation expense of approximately $5.4 million and $5.5 million, respectively. Approximately $18.6 million and $19.8 million of rental operations revenue was included in community base rental income for the six months ended June 30, 2015 and 2014, respectively. We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our second quarter Core Portfolio annual revenues were 5.7% higher than the second quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed over ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

For our membership based RV resorts, we sell low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products in 2010, we have entered into approximately 68,000 TTCs. For the six months ended June 30, 2015, we entered into approximately 12,100 TTCs, or a 43.5% increase from approximately 8,400 TTCs for the six months ended June 30, 2014. Of the 12,100 TTCs activated during the six months ended June 30, 2015, approximately 6,000 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 21,851 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18.8%.
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
Critical Accounting Policies and Estimates
Refer to the 2014 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the six months ended June 30, 2015.

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
The following table reconciles Income before equity in income of unconsolidated joint ventures to Income from property operations for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Total Portfolio
	Quarters Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income from property operations	$94,662	$89,768	$202,269	$189,509
Income from home sales operations and other	725	345	2,115	1,385
Total other income and expenses, net	(59,401)	(60,717)	(137,469)	(119,495)
Income before equity in income of unconsolidated joint ventures	$35,986	$29,396	$66,915	$71,399

Comparison of the Quarter Ended June 30, 2015 to the Quarter Ended June 30, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended June 30, 2015 and 2014 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2013 and which we have owned and operated continuously since January 1, 2014. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$109,957	$106,502	$3,455	3.2%	$110,073	$106,502	$3,571	3.4%
Rental home income	3,559	3,746	(187)	(5.0)%	3,559	3,746	(187)	(5.0)%
Resort base rental income	38,818	36,055	2,763	7.7%	41,427	36,888	4,539	12.3%
Right-to-use annual payments	10,945	11,241	(296)	(2.6)%	10,945	11,241	(296)	(2.6)%
Right-to-use contracts current period, gross	3,578	3,263	315	9.7%	3,578	3,263	315	9.7%
Utility and other income	18,632	16,796	1,836	10.9%	18,901	16,919	1,982	11.7%
Property operating revenues, excluding deferrals	185,489	177,603	7,886	4.4%	188,483	178,559	9,924	5.6%

Property operating and maintenance	62,657	60,823	1,834	3.0%	64,178	61,217	2,961	4.8%
Rental home operating and maintenance	1,688	1,639	49	3.0%	1,689	1,639	50	3.1%
Real estate taxes	12,526	12,153	373	3.1%	12,652	12,157	495	4.1%
Sales and marketing, gross	3,511	2,869	642	22.4%	3,512	2,869	643	22.4%
Property operating expenses, excluding deferrals and Property management	80,382	77,484	2,898	3.7%	82,031	77,882	4,149	5.3%
Income from property operations, excluding deferrals and Property management (1)	105,107	100,119	4,988	5.0%	106,452	100,677	5,775	5.7%
Property management	11,098	10,451	647	6.2%	11,099	10,451	648	6.2%
Income from property operations, excluding deferrals (1)	94,009	89,668	4,341	4.8%	95,353	90,226	5,127	5.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	691	458	233	50.9%	691	458	233	50.9%
Income from property operations	$93,318	$89,210	$4,108	4.6%	$94,662	$89,768	$4,894	5.5%
__________________________
(1)     Non-GAAP measure.
The $3.5 million, or 3.2%, increase in Core Portfolio community base rental income primarily reflects a 2.8% growth from rate increases and a 0.4% growth from occupancy gains. The average monthly base rent per site increased to approximately $567 in 2015 from approximately $551 in 2014. The average occupancy increased to 92.5% in 2015 from 92.2% in 2014. The increase in Core property operating and maintenance expenses was primarily due to increased repair and maintenance expenses, driven by extraordinary storm events.
The decrease in rental home income and increase in rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$26,358	$24,933	$1,425	5.7%	$28,547	$25,669	$2,878	11.2%
Seasonal	3,529	3,192	337	10.6%	3,668	3,201	467	14.6%
Transient	8,931	7,930	1,001	12.6%	9,212	8,018	1,194	14.9%
Resort base rental income	$38,818	$36,055	$2,763	7.7%	$41,427	$36,888	$4,539	12.3%

The 2.6% decrease in right-to-use annual payments is primarily due to a slight decrease in member count since the second quarter of 2014. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of an increase in commissions on increased sales of paid TTCs as well as an increase to the Contract Receivable reserve. During the second quarter of 2015 there were 757 upgrade sales with an average price per sale of $4,695. This compares to 661 upgrade sales with an average price per sale of $4,936 for the second quarter of 2014.
The following table summarizes the growth rate percentages excluding Property management expense, Right-to-use contracts current period, gross and Sales and marketing, gross (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$181,911	$174,340	$7,571	4.3%	$184,905	$175,296	$9,609	5.5%
Property operating expenses, excluding Sales and marketing, gross	76,871	74,615	2,256	3.0%	78,519	75,013	3,506	4.7%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$105,040	$99,725	$5,315	5.3%	$106,386	$100,283	$6,103	6.1%
The increase in total portfolio income from property operations is primarily due to increases in Core resort base rental income, Core community base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased Utility and other income. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to repair and maintenance and payroll expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$5,355	$3,726	$1,629	43.7%
Cost of new home sales (1)	4,925	3,224	1,701	52.8%
Gross profit from new home sales	430	502	(72)	(14.3)%

Gross revenues from used home sales	4,171	2,834	1,337	47.2%
Cost of used home sales	4,168	2,931	1,237	42.2%
Gross profit (loss) from used home sales	3	(97)	100	103.1%

Brokered resale revenues and ancillary services revenues, net	1,012	568	444	78.2%
Home selling expenses	720	628	92	14.6%
Income from home sales operations and other	$725	$345	$380	110.1%

Home sales volumes
Total new home sales(2)	143	86	57	66.3%
New Home Sales Volume - ECHO JV	49	28	21	75.0%
Used home sales	436	340	96	28.2%
Brokered home resales	261	243	18	7.4%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended June 30, 2015 and 2014, respectively.
The increase in income from home sales operations and other is primarily due to an increase in gross profits from used home sales and income from ancillary services, which include retail sales at various Properties.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$5,173	$5,750	$(577)	(10.0)%
Used Home	7,613	7,850	(237)	(3.0)%
Rental operations revenue (1)	12,786	13,600	(814)	(6.0)%
Rental home operating and maintenance	1,689	1,639	50	3.1%
Income from rental operations	11,097	11,961	(864)	(7.2)%
Depreciation on rental homes (2)	2,681	2,765	(84)	(3.0)%
Income from rental operations, net of depreciation	$8,416	$9,196	$(780)	(8.5)%

Gross investment in new manufactured home rental units (3)	$108,937	$111,773	$(2,836)	(2.5)%
Gross investment in used manufactured home rental units	$60,822	$65,614	$(4,792)	(7.3)%

Net investment in new manufactured home rental units	$89,097	$96,387	$(7,290)	(7.6)%
Net investment in used manufactured home rental units	$42,443	$53,557	$(11,114)	(20.8)%

Number of occupied rentals – new, end of period (4)	2,062	2,081	(19)	(0.9)%
Number of occupied rentals – used, end of period	2,981	3,414	(433)	(12.7)%
______________________

(1)
Approximately $9.2 million and $9.9 million for the quarters ended June 30, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.4 million and $5.2 million at June 30, 2015 and 2014, respectively.

(4)	Includes 65 and six homes rented through our ECHO JV during the quarter ended June 30, 2015 and 2014, respectively.
The decrease in income from rental operations is due primarily to a decrease in occupancy of both new and used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended June 30, 2015 and 2014 (amounts in thousands, expenses shown as negative).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(28,335)	$(27,762)	$(573)	(2.1)%
Amortization of in-place leases	(669)	(1,401)	732	52.2%
Interest income	1,736	1,878	(142)	(7.6)%
Income from other investments, net	2,178	2,628	(450)	(17.1)%
General and administrative (excluding transaction costs)	(7,491)	(6,753)	(738)	(10.9)%
Transaction costs	(50)	(41)	(9)	(22.0)%
Property rights initiatives and other	(694)	(1,001)	307	30.7%
Early debt retirement	69	—	69	100.0%
Interest and related amortization	(26,145)	(28,265)	2,120	7.5%
Total other income and expenses, net	$(59,401)	$(60,717)	$1,316	2.2%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred subsequent to the second quarter of 2014 (See Note 4 in the Notes to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
Amortization of in-place leases decreased primarily due to the expected one-year life of in-place leases. The variance is further driven by the increased rate of amortization relating to the 2014 in-place leases which were fully amortized prior to the beginning of 2015.
General and administrative expenses increased primarily due to the timing of the 2015 restricted stock awards (see Note 10 in the Notes to the Consolidated Financial Statements for additional detail regarding our stock-based compensation plan).

A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2015 and 2014 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$219,166	$212,547	$6,619	3.1%	$219,343	$212,547	$6,796	3.2%
Rental home income	7,113	7,503	(390)	(5.2)%	7,113	7,503	(390)	(5.2)%
Resort base rental income	87,049	80,378	6,671	8.3%	93,072	81,837	11,235	13.7%
Right-to-use annual payments	21,926	22,455	(529)	(2.4)%	21,926	22,455	(529)	(2.4)%
Right-to-use contracts current period, gross	6,375	6,344	31	0.5%	6,375	6,344	31	0.5%
Utility and other income	37,454	34,366	3,088	9.0%	37,983	34,490	3,493	10.1%
Property operating revenues, excluding deferrals	379,083	363,593	15,490	4.3%	385,812	365,176	20,636	5.7%

Property operating and maintenance	122,497	119,415	3,082	2.6%	125,295	119,913	5,382	4.5%
Rental home operating and maintenance	3,357	3,547	(190)	(5.4)%	3,358	3,547	(189)	(5.3)%
Real estate taxes	24,971	24,597	374	1.5%	25,246	24,642	604	2.5%
Sales and marketing, gross	6,030	5,433	597	11.0%	6,034	5,432	602	11.1%
Property operating expenses, excluding deferrals and Property management	156,855	152,992	3,863	2.5%	159,933	153,534	6,399	4.2%
Income from property operations, excluding deferrals and Property management (1)	222,228	210,601	11,627	5.5%	225,879	211,642	14,237	6.7%
Property management	22,388	21,083	1,305	6.2%	22,389	21,083	1,306	6.2%
Income from property operations, excluding deferrals (1)	199,840	189,518	10,322	5.4%	203,490	190,559	12,931	6.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,221	1,050	171	16.3%	1,221	1,050	171	16.3%
Income from property operations	$198,619	$188,468	$10,151	5.4%	$202,269	$189,509	$12,760	6.7%
__________________________
(1)     Non-GAAP measure.
The $6.6 million, or 3.1%, increase in Core Portfolio community base rental income primarily reflects a 2.7% growth from rate increases and a 0.4% growth from occupancy gains. The average monthly base rent per site increased to approximately $566 in 2015 from approximately $551 in 2014. The average occupancy increased to 92.4% in 2015 from 92.1% in 2014. The increase in Core property operating and maintenance expenses was primarily due to increased repair and maintenance expenses driven by extraordinary storm events.
The decrease in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$52,134	$49,330	$2,804	5.7%	$56,475	$50,692	$5,783	11.4%
Seasonal	17,646	15,968	1,678	10.5%	18,651	15,977	2,674	16.7%
Transient	17,269	15,080	2,189	14.5%	17,946	15,168	2,778	18.3%
Resort base rental income	$87,049	$80,378	$6,671	8.3%	$93,072	$81,837	$11,235	13.7%
The 2.4% decrease in right-to-use annual payments is primarily due to a slight decrease in member count since the second quarter of 2014. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of an increase in commissions on increased sales of paid TTCs as well as an increase to the Contract Receivable reserve.

The following table summarizes the growth rate percentages excluding Property management expense, Right-to-use contracts current period, gross and Sales and marketing, gross (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$372,708	$357,249	$15,459	4.3%	$379,437	$358,832	$20,605	5.7%
Property operating expenses, excluding Sales and marketing, gross	150,825	147,559	3,266	2.2%	153,899	148,102	5,797	3.9%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$221,883	$209,690	$12,193	5.8%	$225,538	$210,730	$14,808	7.0%
The increase in total portfolio income from property operations is due primarily to increases in Core resort base rental income, Core community base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased utility and other income. This increase is partially offset by an overall increase in expenses, with the most significant increases relating to repair and maintenance and payroll expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$8,285	$5,720	$2,565	44.8%
Cost of new home sales (1)	7,670	5,036	2,634	52.3%
Gross profit from new home sales	615	684	(69)	(10.1)%

Gross revenues from used home sales	8,178	6,018	2,160	35.9%
Cost of used home sales	8,147	6,487	1,660	25.6%
Gross profit (loss) from used home sales	31	(469)	500	106.6%

Brokered resale revenues and ancillary services revenues, net	2,994	2,367	627	26.5%
Home selling expenses	1,525	1,197	328	27.4%
Income from home sales operations and other	$2,115	$1,385	$730	52.7%
Home sales volumes
Total new home sales(2)	229	131	98	74.8%
New Home Sales Volume - ECHO JV	88	42	46	109.5%
Used home sales	817	720	97	13.5%
Brokered home resales	466	469	(3)	(0.6)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the six months ended June 30, 2015 and 2014, respectively.
The increase in income from home sales operations and other is primarily due to an increase in gross profits from used home sales and income from ancillary services.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$10,310	$11,575	$(1,265)	(10.9)%
Used Home	15,427	15,740	(313)	(2.0)%
Rental operations revenue (1)	25,737	27,315	(1,578)	(5.8)%
Rental home operating and maintenance	3,358	3,547	(189)	(5.3)%
Income from rental operations	22,379	23,768	(1,389)	(5.8)%
Depreciation on rental homes (2)	5,387	5,514	(127)	(2.3)%
Income from rental operations, net of depreciation	$16,992	$18,254	$(1,262)	(6.9)%

Gross investment in new manufactured home rental units (3)	$108,937	$111,773	$(2,836)	(2.5)%
Gross investment in used manufactured home rental units	$60,822	$65,614	$(4,792)	(7.3)%

Net investment in new manufactured home rental units	$89,097	$96,387	$(7,290)	(7.6)%
Net investment in used manufactured home rental units	$42,443	$53,557	$(11,114)	(20.8)%

Number of occupied rentals – new, end of period (4)	2,062	2,081	(19)	(0.9)%
Number of occupied rentals – used, end of period	2,981	3,414	(433)	(12.7)%
______________________

(1)
Approximately $18.6 million and $19.8 million for the six months ended June 30, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.4 million and $5.2 million at June 30, 2015 and 2014, respectively.

(4)	Includes 65 and six homes rented through our ECHO JV in 2015 and 2014, respectively.
The decrease in income from rental operations is due primarily to a decrease in occupancy of both new and used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the six months ended June 30, 2015 and 2014 (amounts in thousands, expenses shown as negative).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(56,451)	$(55,403)	$(1,048)	(1.9)%
Amortization of in-place leases	(1,334)	(2,716)	1,382	50.9%
Interest income	3,556	4,575	(1,019)	(22.3)%
Income from other investments, net	3,297	4,229	(932)	(22.0)%
General and administrative (excluding transaction costs)	(14,465)	(12,024)	(2,441)	(20.3)%
Transaction costs	(482)	(531)	49	9.2%
Property rights initiatives	(1,247)	(1,312)	65	5.0%
Early debt retirement	(16,922)	—	(16,922)	(100.0)%
Interest and related amortization	(53,421)	(56,313)	2,892	5.1%
Total other income and expenses, net	$(137,469)	$(119,495)	$(17,974)	(15.0)%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred subsequent to the second quarter of 2014 (See Note 4 in the Notes to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
Amortization of in-place leases decreased primarily due to the expected one-year life of in-place leases. The variance is further driven by the increased rate of amortization relating to the 2014 in-place leases which were fully amortized prior to the beginning of 2015.
Interest income decreased primarily due to the collection in 2014 of interest related to a mezzanine loan.

Income from other investments, net, decreased approximately $1.0 million due to the collection in 2014 of a previously reserved receivable.
General and administrative expenses increased primarily due to the timing of the 2015 restricted stock awards (see Note 10 in the Notes to the Consolidated Financial Statements for additional detail regarding our stock-based compensation plan).
Early debt retirement expense increased as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015 (see Note 7 in the Notes to the Consolidated Financial Statements for additional detail regarding our first quarter defeasance and refinancing activity).
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demands for liquidity will continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. On May 4, 2015, we extended our current "at the market" offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. As of June 30, 2015, we have not sold any common stock under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 115.7 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows for us to issue up to 200.0 million shares of common stock, par value $0.01 per share and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe we currently have sufficient liquidity, in the form of $79.9 million in available cash, net of restricted cash, as of June 30, 2015 and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (see Note 7 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the second quarter distribution of $36.6 million paid on July 10, 2015 as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2015, we have no remaining scheduled debt maturities in 2015. We expect to satisfy our 2016 maturities with existing cash, anticipated operating cash flow and/or refinancing proceeds.

During the six months ended June 30, 2015, we closed on loans with gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, are secured by 26 manufactured home properties and RV resorts and carry a weighted average interest rate of 3.93% per annum. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, which were secured by 32 manufactured home properties and RV resorts with a weighted average interest rate of 5.58% per annum. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage of approximately $48.7 million, secured by one manufactured home property and three RV resorts, with a weighted average interest rate of 5.73% per annum.

The table below summarizes cash flow activity for the six months ended June 30, 2015 and 2014 (amounts in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$209,946	$161,411
Net cash used in investing activities	(68,615)	(57,266)
Net cash used in financing activities	(130,100)	(77,761)
Net increase in cash	$11,231	$26,384
Operating Activities
Net cash provided by operating activities increased $48.5 million to $209.9 million for the six months ended June 30, 2015, from $161.4 million for the six months ended June 30, 2014. The overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $12.8 million, a decrease in Escrow deposits, goodwill and other assets of $21.1 million, an increase of $7.7 million in Accrued payroll and other operating expenses as well as an increase of $5.0 million in Rents received in advance and security deposits.
Investing Activities
Net cash used in investing activities was $68.6 million for the six months ended June 30, 2015 compared to $57.3 million for the six months ended June 30, 2014. Significant components of net cash used in investing activities include:

•
We paid approximately $23.7 million in 2015 to acquire the Bogue Pines manufactured home property, Whispering Pines RV Resort, and Miami Everglades RV Resort. We paid approximately $44.2 million in 2014 to acquire the Blackhawk and Lakeland RV resorts as well as the Colony Cove land purchase (see Note 4 to the Consolidated Financial Statements for a description of our recent acquisitions).

•	We received approximately $10.6 million of the net deferred exchange deposits in 2014 which were used to acquire the Blackhawk and Lakeland RV resorts.

•	We contributed $4.0 million to our ECHO JV in 2015 compared to the $2.5 million we invested in 2014. (see Note 5 to the Consolidated Financial Statements for a description of our joint ventures).

•
We received approximately $5.4 million of repayments on notes receivable in 2015 compared to $9.9 million in 2014 partially offset by new notes receivable of $4.0 million in 2015 compared to $4.6 million in 2014 (see Note 6 to the Consolidated Financial Statements for further discussion of our notes receivable).

•	We paid approximately $42.3 million and $26.5 million for capital improvements during the six months ended June 30, 2015 and 2014, respectively (see Capital Improvements table below).
Capital Improvements
The table below summarizes capital improvements activity for the six months ended June 30, 2015 and 2014 (amounts in thousands).

	Six Months Ended June 30,(1)
	2015	2014
Recurring Capital Expenditures (2)	$18,265	$11,303
Property upgrades and site development	3,749	1,644
New home investments (3)	15,905	7,083
Used home investments	3,797	5,932
Total Property	41,716	25,962
Corporate	543	572
Total Capital improvements	$42,259	$26,534
______________________

(1)
Excludes non-cash activity of approximately $0.4 million and $0.6 million of used homes acquired by repossessions of Chattel Loans collateral for the six months ended June 30, 2015 and 2014, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investment associated with our ECHO JV.

Financing Activities
Net cash used in financing activities was $130.1 million for the six months ended June 30, 2015 compared to net cash used in financing activities of $77.8 million for the six months ended June 30, 2014. Significant components of net cash used in financing activities include:

•	We received $395.3 million in financing proceeds in 2015 and $54.0 million in 2014. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We paid approximately $18.4 million of amortizing principal debt, approximately $48.7 million of maturing mortgages, defeased approximately $370.2 million of debt and paid a total of approximately $23.5 million in debt issuance and defeasance costs as well as early debt retirement costs in 2015. This compares to the approximately $17.0 million of amortizing principal debt, approximately $56.6 million of maturing mortgages and approximately $1.7 million in debt issuance costs paid in 2014 (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $68.5 million in 2015 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.3 million for offering costs and other expenses, offset by proceeds received of approximately $4.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $56.9 million in 2014 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.1 million for other expenses, offset by proceeds received of approximately $0.5 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

Contractual Obligations
As of June 30, 2015, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2015	2016	2017	2018	2019	Thereafter
Long Term Borrowings (1)	$2,155,896	$19,030	$119,122	$97,531	$230,046	$231,392	$1,458,775
Interest Expense (2)	743,567	51,657	100,327	92,490	83,251	68,566	347,276
Operating Lease	12,800	970	1,961	1,993	2,039	1,925	3,912
LOC Maintenance Fee (3)	2,471	409	811	811	440	—	—
Ground Lease (4)	20,334	1,026	1,967	1,972	1,969	1,975	11,425
Total Contractual Obligations	$2,935,068	$73,092	$224,188	$194,797	$317,745	$303,858	$1,821,388
Weighted average interest rates - Long Term Borrowings	4.43%	4.81%	4.79%	4.72%	4.63%	4.42%	4.35%
 ______________________________

(1)	Balance excludes note premiums of $10.6 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of June 30, 2015.

(3)	As of June 30, 2015, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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

Off Balance Sheet Arrangements
As of June 30, 2015, we have no off balance sheet arrangements.
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

The following table presents a calculation of FFO and Normalized FFO for the quarters and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of funds from operations:
Net income available for common shares	$31,786	$25,483	$58,972	$63,582
Income allocated to common OP units	2,724	2,229	5,054	5,710
Right-to-use contract upfront payments, deferred, net	1,455	1,168	2,228	2,315
Right-to-use contract commissions, deferred, net	(764)	(710)	(1,007)	(1,265)
Depreciation on real estate assets	25,654	24,997	51,064	49,889
Depreciation on rental homes	2,681	2,765	5,387	5,514
Amortization of in-place leases	669	1,401	1,334	2,716
Depreciation on unconsolidated joint ventures	282	235	525	462
FFO available for common shares	64,487	57,568	123,557	128,923
Change in fair value of contingent consideration asset	—	—	—	(65)
Transaction costs	50	41	482	531
Early debt retirement	(69)	—	16,922	—
Normalized FFO available for common shares	$64,468	$57,609	$140,961	$129,389
Weighted average common shares outstanding – fully diluted	91,851	91,420	91,829	91,411

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2014. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2015.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the second quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibit Index

3.1 (a)	Articles Supplementary reclassifying shares of authorized but unissued preferred stock.
10.1 (a)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating.
10.2 (a)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating.
10.3 (a)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating.
10.4 (a)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

___________________________
(a) Previously filed as Exhibits 3.1, 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K (File No. 001-11718) filed May 7, 2015 and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: August 4, 2015	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 4, 2015	By:	/s/ Ann Wallin
Ann Wallin
Vice President and Chief Accounting Officer
(Principal Accounting Officer)