Form 10-Q
period 2015-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2015-10-29
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
84,298,493 shares of Common Stock as of October 26, 2015.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment in real estate:
Land	$1,101,685	$1,091,550
Land improvements	2,773,269	2,734,304
Buildings and other depreciable property	584,132	562,059
	4,459,086	4,387,913
Accumulated depreciation	(1,254,085)	(1,169,492)
Net investment in real estate	3,205,001	3,218,421
Cash	89,395	73,714
Notes receivable, net	36,334	37,137
Investment in unconsolidated joint ventures	17,554	13,512
Deferred financing costs, net	24,263	21,833
Deferred commission expense	30,781	28,589
Escrow deposits, goodwill, and other assets, net	40,062	53,133
Total Assets	$3,443,390	$3,446,339
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,956,246	$2,012,246
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	96,900	64,520
Deferred revenue – upfront payments from right-to-use contracts	78,103	74,174
Deferred revenue – right-to-use annual payments	10,860	9,790
Accrued interest payable	8,579	9,496
Rents and other customer payments received in advance and security deposits	69,212	67,463
Distributions payable	34,314	29,623
Total Liabilities	2,454,214	2,467,312
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of September 30, 2015 and 9,765,900 shares authorized as of December 31, 2014; none issued and outstanding. As of December 31, 2014 includes 179,639 authorized shares 6% Series D Cumulative Preferred stock authorized, none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of September 30, 2015 and December 31, 2014 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 84,296,350 and 83,879,779 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	843	838
Paid-in capital	1,039,842	1,029,601
Distributions in excess of accumulated earnings	(253,396)	(254,209)
Accumulated other comprehensive loss	(1,612)	(381)
Total Stockholders’ Equity	921,821	911,993
Non-controlling interests – Common OP Units	67,355	67,034
Total Equity	989,176	979,027
Total Liabilities and Equity	$3,443,390	$3,446,339

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters and Nine Months Ended September 30, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Community base rental income	$110,908	$106,967	$330,251	$319,514
Rental home income	3,413	3,684	10,526	11,187
Resort base rental income	49,765	44,351	142,837	126,188
Right-to-use annual payments	11,334	11,404	33,260	33,859
Right-to-use contracts current period, gross	3,889	4,168	10,264	10,512
Right-to-use contract upfront payments, deferred, net	(1,701)	(1,989)	(3,929)	(4,303)
Utility and other income	20,027	18,581	58,010	53,070
Gross revenues from home sales	7,878	8,717	24,341	20,455
Brokered resale revenues and ancillary services revenues, net	1,051	1,124	4,045	3,491
Interest income	1,758	1,902	5,314	6,477
Income from other investments, net	1,822	1,869	5,119	6,098
Total revenues	210,144	200,778	620,038	586,548
Expenses:
Property operating and maintenance	69,227	66,105	194,522	186,018
Rental home operating and maintenance	1,874	1,829	5,232	5,376
Real estate taxes	12,923	12,263	38,169	36,905
Sales and marketing, gross	3,105	3,242	9,139	8,674
Right-to-use contract commissions, deferred, net	(464)	(757)	(1,471)	(2,022)
Property management	11,361	11,086	33,750	32,169
Depreciation on real estate assets and rental homes	28,410	27,831	84,861	83,234
Amortization of in-place leases	616	1,075	1,950	3,791
Cost of home sales	7,868	8,156	23,685	19,679
Home selling expenses	861	513	2,386	1,710
General and administrative	7,225	7,623	22,172	20,178
Property rights initiatives and other	687	751	1,934	2,063
Early debt retirement	—	5,087	16,922	5,087
Interest and related amortization	26,227	27,864	79,648	84,177
Total expenses	169,920	172,668	512,899	487,039
Income before equity in income of unconsolidated joint ventures and gain on sale of property	40,224	28,110	107,139	99,509
Equity in income of unconsolidated joint ventures	1,882	1,237	3,606	3,768
Gain on sale of property	—	929	—	929
Consolidated net income	42,106	30,276	110,745	104,206

Income allocated to non-controlling interests – Common OP Units	(3,136)	(2,219)	(8,191)	(7,929)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,311)	(6,910)	(6,949)
Net income available for Common Shares	$36,673	$25,746	$95,644	$89,328

Consolidated net income	$42,106	$30,276	$110,745	$104,206
Other comprehensive (loss) income (“OCI”):
Adjustment for fair market value of swap	(578)	141	(1,231)	1,068
Consolidated comprehensive income	41,528	30,417	109,514	105,274
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,090)	(2,230)	(8,093)	(8,016)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,311)	(6,910)	(6,949)
Comprehensive income attributable to Common Stockholders	$36,141	$25,876	$94,511	$90,309

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters and Nine Months Ended September 30, 2015 and 2014
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.44	$0.31	$1.14	$1.07
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.43	$0.31	$1.13	$1.06

Distributions declared per Common Share outstanding	$0.375	$0.325	$1.125	$0.975
Weighted average Common Shares outstanding – basic	84,057	83,531	84,016	83,295
Weighted average Common Shares outstanding – fully diluted	91,940	91,528	91,877	91,471

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2015
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2014	$838	$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of Common OP Units to Common stock	—	220	—	—	(220)	—	—
Issuance of Common Stock through exercise of options	2	3,814	—	—	—	—	3,816
Issuance of Common Stock through employee stock purchase plan	—	882	—	—	—	—	882
Compensation expenses related to restricted stock	—	6,268	—	—	—	—	6,268
Repurchase of Common Stock or Common OP units	—	(73)	—	—	—	—	(73)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(469)	—	—	469	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(1,231)	(1,231)
Net income	—	—	6,910	95,644	8,191	—	110,745
Distributions	—	—	(6,910)	(94,805)	(8,119)	—	(109,834)
Other	3	(401)	—	(26)	—	—	(424)
Balance, September 30, 2015	$843	$1,039,842	$136,144	$(253,396)	$67,355	$(1,612)	$989,176

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(amounts in thousands)
(unaudited)

	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Consolidated net income	$110,745	$104,206
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property	—	(929)
Early debt retirement	16,922	5,087
Depreciation	85,674	83,821
Amortization of in-place leases	1,950	3,791
Amortization of loan costs	3,164	3,655
Debt premium amortization	(2,983)	(3,956)
Equity in income of unconsolidated joint ventures	(3,606)	(3,768)
Distributions of income from unconsolidated joint ventures	3,331	2,869
Amortization of stock-related compensation	6,268	4,998
Revenue recognized from right-to-use contract upfront payments	(6,335)	(6,209)
Commission expense recognized related to right-to-use contracts	2,629	2,100
Long term incentive plan compensation	955	1,425
Recovery of uncollectible rents receivable	(374)	(219)
Changes in assets and liabilities:
Notes receivable activity, net	21	(1,345)
Deferred commission expense	(4,821)	(4,734)
Escrow deposits, goodwill and other assets	34,494	13,362
Accrued expenses and accounts payable	26,308	15,436
Deferred revenue – upfront payments from right-to-use contracts	10,264	10,512
Deferred revenue – right-to-use annual payments	1,070	(374)
Rents received in advance and security deposits	1,543	(1,386)
Net cash provided by operating activities	287,219	228,342
Cash Flows From Investing Activities:
Real estate acquisition	(23,687)	(54,645)
Proceeds from disposition of property	—	2,102
Tax-deferred exchange deposit	—	10,576
Investment in unconsolidated joint ventures	(4,000)	(3,489)
Distributions of capital from unconsolidated joint ventures	80	411
Repayments of notes receivable	7,896	12,524
Issuance of notes receivable	(7,711)	(7,266)
Capital improvements	(67,838)	(41,645)
Net cash used in investing activities	(95,260)	(81,432)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	4,625	896
Distributions:
Common Stockholders	(90,466)	(75,077)
Common OP Unitholders	(7,767)	(6,772)
Preferred Stockholders	(6,910)	(6,949)
Principal payments and mortgage debt payoff	(446,661)	(165,578)
New mortgage notes payable financing proceeds	395,323	169,000
Debt issuance and defeasance costs	(23,998)	(11,559)
Other	(424)	(154)
Net cash used in financing activities	(176,278)	(96,193)
Net increase in cash and cash equivalents	15,681	50,717
Cash, beginning of period	73,714	58,427
Cash, end of period	$89,395	$109,144

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2015 and 2014
(amounts in thousands)
(unaudited)

	September 30, 2015	September 30, 2014
Supplemental Information:
Cash paid during the period for interest	$80,575	$90,376
Capital improvements – used homes acquired by repossessions	$597	$1,026
Net repayments of notes receivable – used homes acquired by repossessions	$(597)	$(1,026)
Building and other depreciable property – reclassification of rental homes	$21,105	$16,881
Escrow deposits and other assets – reclassification of rental homes	$(21,105)	$(16,881)

Real estate acquisitions:
Investment in real estate	$(23,900)	$(73,597)
Deferred financing costs, net	—	(180)
Rents and other customer payments received in advance and security deposits	204	2,349
Accrued expenses and accounts payable	62	1,848
Escrow deposits and other assets	(53)	371
Debt assumed and financed on acquisition	—	14,564
Real estate acquisitions, net	$(23,687)	$(54,645)

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
As of September 30, 2015 and December 31, 2014, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of September 30, 2015 and December 31, 2014, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.5 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively. For each of the quarters ended September 30, 2015 and 2014, amortization expense for the identified intangible assets was approximately $0.1 million. For the nine months ended September 30, 2015 and 2014, amortization expense for the identified intangible assets was approximately $0.3 million.

(c)	Restricted Cash
Cash as of September 30, 2015 and December 31, 2014, included approximately $5.0 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan had a carrying value of approximately $2.2 billion as of September 30, 2015 and December 31, 2014, and a fair value of approximately $2.2 billion and $2.3 billion as of September 30, 2015 and December 31, 2014, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2015 and December 31, 2014, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable, accounts receivable, accounts payable, other accrued expenses and interest rate swaps approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic Modifications and Extinguishments (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $32.7 million and $29.8 million at September 30, 2015 and December 31, 2014, respectively.

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
In April 2015, the FASB issued (“ASU 2015-03”) Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB issued (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. The new standards are effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 will only affect the presentation of our consolidated balance sheet.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per Common Share for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerators:
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$36,673	$25,746	$95,644	$89,328
Amounts allocated to dilutive securities	3,136	2,219	8,191	7,929
Net income available for Common Shares – fully diluted	$39,809	$27,965	$103,835	$97,257
Denominator:
Weighted average Common Shares outstanding – basic	84,057	83,531	84,016	83,295
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,212	7,254	7,220	7,471
Stock options and restricted shares	671	743	641	705
Weighted average Common Shares outstanding – fully diluted	91,940	91,528	91,877	91,471

Earnings per Common Share – Basic:
Net income available for Common Shares	$0.44	$0.31	$1.14	$1.07

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.43	$0.31	$1.13	$1.06
Note 3 – Common Stock and Other Equity Related Transactions
The following regular quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred shareholders for the nine months ended September 30, 2015:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.421875	March 31, 2015	March 20, 2015	March 31, 2015
$0.421875	June 30, 2015	June 19, 2015	June 30, 2015
$0.421875	September 30, 2015	September 18, 2015	September 30, 2015
The following regular quarterly distributions have been declared and paid to our Common Stockholders and Common OP Unitholders for the nine months ended September 30, 2015:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.375	March 31, 2015	March 27, 2015	April 10, 2015
$0.375	June 30, 2015	June 26, 2015	July 10, 2015
$0.375	September 30, 2015	September 25, 2015	October 9, 2015
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
On February 9, 2015, we completed the acquisition of two properties, Bogue Pines, a 150-Site manufactured home community, and Whispering Pines, a 278-Site RV resort, both located in coastal North Carolina. The total purchase price of approximately $12.3 million was funded with available cash.
During the year ended December 31, 2014, we acquired seven RV resorts collectively containing 3,868 Sites for a combined purchase price of approximately $85.7 million. As a result of these acquisitions, we assumed approximately $32.3 million of mortgage debt, excluding note premiums of approximately $2.3 million. The remaining purchase price was funded with available

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

cash. We also exercised a purchase option and purchased land comprising a portion of our Colony Cove Property which was part of a portfolio of Properties acquired in 2011. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the nine months ended September 30, 2015 and December 31, 2014, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs (amounts in thousands):

	Nine months ended	Year Ended
	September 30, 2015	December 31, 2014
Assets acquired
Land	$8,995	$66,390
Buildings and other depreciable property	13,977	52,329
Manufactured homes	306	1,086
In-place leases	622	2,561
Net investment in real estate	23,900	122,366
Other assets	53	1,197
Total Assets acquired	$23,953	$123,563

Liabilities assumed
Mortgage notes payable	$—	$34,559
Other liabilities	266	6,712
Total Liabilities assumed	$266	$41,271
Net assets acquired	$23,687	$82,292
Dispositions and real estate held for disposition
On July 11, 2014, we received payment of approximately $2.1 million from the Arizona Department of Transportation related to the value of certain property taken for state highway purposes at our Seyenna Vista property in Maricopa County, Arizona, of which $0.9 million was in excess of our basis and recognized as a gain on sale of property in the third quarter of 2014.
As of September 30, 2015, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $3.6 million and $3.8 million (each net of approximately $0.8 million and $0.7 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the nine months ended September 30, 2015 and 2014, respectively. We received approximately $3.4 million and $3.3 million in distributions from these joint ventures for the nine months ended September 30, 2015 and 2014, respectively. Approximately $1.4 million and $2.0 million of the distributions made to us, using proceeds generated by refinancing transactions, exceeded our basis in joint ventures and as such, were recorded as income from unconsolidated joint ventures for the nine months ended September 30, 2015 and 2014, respectively.
On February 12, 2015, we contributed approximately $4.0 million to the ECHO JV which brought our total investment to $10.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Unconsolidated Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures as of September 30, 2015 and December 31, 2014 (investment amounts in thousands with the number of Properties shown parenthetically):

					Investment as of		JV Income (loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014
Meadows	Various (2,2)	1,077	50%		$137	$—	$1,176	$1,703
Lakeshore	Florida (2,2)	342	65%		17	9	1,694	1,288
Voyager	Arizona (1,1)	1,706	50%	(b)	7,126	7,201	764	724
Other	Various	—	20%	(c)	—	—	—	25
ECHO JV	Various	—	50%		10,274	6,302	(28)	28
		3,125			$17,554	$13,512	$3,606	$3,768
_____________________

(a)	The percentages shown approximate our economic interest as of September 30, 2015. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(c)	During the quarter ended September 30, 2014, we received payment of $0.1 million for the sale of our remaining 20% interest in the Time Shares Only joint venture.
Note 6 - Notes Receivable
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2015 and December 31, 2014, we had approximately $18.3 million and $18.9 million, respectively, of these Chattel Loans included in notes receivable. As of September 30, 2015, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 21.7%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of September 30, 2015 and $0.4 million as of December 31, 2014.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of September 30, 2015 and December 31, 2014, we had approximately $18.0 million and $18.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million. The Contracts Receivable have an average stated interest rate of 16.1% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of September 30, 2015 and December 31, 2014, we had outstanding mortgage indebtedness of approximately $2.0 billion. The weighted average interest rate, including the impact of premium/discount amortization on this mortgage indebtedness, for the nine months ended September 30, 2015 was approximately 5.0% per annum. The debt bears interest at stated rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2016 to 2040. The debt encumbered a total of 127 and 137 of our Properties as of September 30, 2015 and December 31, 2014, respectively, and the carrying value of such Properties was approximately $2.2 billion and $2.4 billion, respectively, as of such dates.
During the nine months ended September 30, 2015, as part of our previously announced refinancing plan, we closed on loans with total gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, carry a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans totaling approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

Term Loan
As of September 30, 2015 and December 31, 2014, our $200.0 million Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan in 2014, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of September 30, 2015 and December 31, 2014, our unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term. In 2014, we incurred commitment and arrangement fees of approximately $3.5 million to enter into the LOC and extend the Term Loan.
As of September 30, 2015, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our Term Loan, we entered into the 2014 Swap (see Note 7 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of September 30, 2015, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters and nine months ended September 30, 2015 and 2014.
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
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest Rate Swap	Accrued expenses and accounts payable	$1,612	$381
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest Rate Swap	$1,012	$233	Interest Expense	$434	$374

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest Rate Swap	$2,535	$256	Interest Expense	$1,304	$1,324
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of September 30, 2015, we have not posted any collateral related to this agreement.
Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of September 30, 2015 and December 31, 2014, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$74,174	$68,673
Right-to-use contracts current period, gross	10,264	10,512
Revenue recognized from right-to-use contract upfront payments	(6,335)	(6,209)
Right-to-use contract upfront payments, deferred, net	3,929	4,303
Deferred revenue–upfront payments from right-to-use contracts, as of September 30,	$78,103	$72,976

Deferred commission expense, as of January 1,	$28,589	$25,251
Deferred commission expense	4,821	4,734
Commission expense recognized	(2,629)	(2,100)
Net increase in deferred commission expense	2,192	2,634
Deferred commission expense, as of September 30,	$30,781	$27,885
Note 10 – Equity Incentive Awards
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2015 and 2014 was approximately $2.3 million and $2.6 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $6.3 million and $5.0 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of September 30, 2015, 3,405,794 shares remained available for grant.
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
The Compensation Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.1 million. As of September 30, 2015, we had accrued compensation expense of approximately $4.8 million for the 2013 LTIP, including approximately $1.0 million and $1.4 million in the nine months ended September 30, 2015 and 2014, respectively.
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
As of result of a settlement we reached with the plaintiffs remaining in the litigation, pursuant to which among other provisions the parties agreed to mutually release all of their claims in the litigation without any payment by us, on September 28, 2015 the plaintiffs filed with the Superior Court a request for dismissal with prejudice of the entire action.
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
At September 30, 2015, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On May 13, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. Hearings on the motion were held on July 17, 2015 and September 18, 2015. On October 7, 2015, the court denied our motion.
Santiago Estates
On September 4, 2015, a group of tenants at our Santiago Estates Property in Sylmar, California filed a complaint in the California Superior Court for Los Angeles County, Case No. BC593831, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit.
Monterey County District Attorney’s Civil Investigation Relating to Asbestos
In November 2014, we received a civil investigative subpoena from the office of the District Attorney for Monterey County, California (“MCDA”), seeking information relating to, among other items, statewide compliance with asbestos and hazardous waste regulations dating back to 2005 primarily in connection with demolition and renovation projects performed by third-party contractors at our California Properties. We responded by providing the information required by the subpoena.
On October 20, 2015, we attended a meeting with representatives of the MCDA and certain other District Attorney’s offices at which the MCDA reviewed the preliminary results of their investigation including, among other things, (i) alleged violations of asbestos-related regulations associated with approximately 200 historical demolition and renovation projects in California; (ii) potential exposure to civil penalties and cost recovery; and (iii) next steps with respect to a negotiated resolution of the alleged violations. No legal proceedings have been instituted to date. We are assessing the allegations and the underlying facts and at this time we are unable to predict the outcome of the investigation or reasonably estimate any possible loss.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the nine months ended September 30, 2015 or 2014.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands):
Quarter Ended September 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$194,983	$11,581	$206,564
Operations expenses	(96,152)	(10,603)	(106,755)
Income from segment operations	98,831	978	99,809
Interest income	692	1,037	1,729
Depreciation on real estate assets and rental homes	(25,703)	(2,707)	(28,410)
Amortization of in-place leases	(616)	—	(616)
Income (loss) from operations	$73,204	$(692)	72,512
Reconciliation to Consolidated net income:
Corporate interest income			29
Income from other investments, net			1,822
General and administrative			(7,225)
Property rights initiatives and other			(687)
Interest and related amortization			(26,227)
Equity in income of unconsolidated joint ventures			1,882
Consolidated net income			$42,106

Total assets	$3,193,473	$249,917	$3,443,390
Quarter Ended September 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$184,270	$12,737	$197,007
Operations expenses	(91,939)	(10,498)	(102,437)
Income from segment operations	92,331	2,239	94,570
Interest income	696	1,185	1,881
Depreciation on real estate assets and rental homes	(25,010)	(2,821)	(27,831)
Amortization of in-place leases	(1,075)	—	(1,075)
Income from operations	$66,942	$603	67,545
Reconciliation to Consolidated net income:
Corporate interest income			21
Income from other investments, net			1,869
General and administrative			(7,623)
Property rights initiatives and other			(751)
Early Debt Retirement			(5,087)
Interest and related amortization			(27,864)
Equity in income of unconsolidated joint ventures			1,237
Gain on sale of property			929
Consolidated net income			$30,276

Total assets	$3,170,718	$280,430	$3,451,148

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Nine Months Ended September 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$573,797	$35,808	$609,605
Operations expenses	(274,109)	(31,303)	(305,412)
Income from segment operations	299,688	4,505	304,193
Interest income	2,114	3,126	5,240
Depreciation on real estate assets and rental homes	(76,668)	(8,193)	(84,861)
Amortization of in-place leases	(1,950)	—	(1,950)
Income (loss) from operations	$223,184	$(562)	222,622
Reconciliation to Consolidated net income:
Corporate interest income			74
Income from other investments, net			5,119
General and administrative			(22,172)
Property rights initiatives and other			(1,934)
Early debt retirement			(16,922)
Interest and related amortization			(79,648)
Equity in income of unconsolidated joint ventures			3,606
Consolidated net income			$110,745

Total assets	$3,193,473	$249,917	$3,443,390
Capital improvements	$37,211	$30,627	$67,838

Nine Months Ended September 30, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$541,415	$32,558	$573,973
Operations expenses	(261,744)	(26,765)	(288,509)
Income from segment operations	279,671	5,793	285,464
Interest income	2,266	3,339	5,605
Depreciation on real estate assets and rental homes	(74,815)	(8,419)	(83,234)
Amortization of in-place leases	(3,791)	—	(3,791)
Income from operations	$203,331	$713	204,044
Reconciliation to Consolidated net income:
Corporate interest income			872
Income from other investments, net			6,098
General and administrative			(20,178)
Property rights initiatives and other			(2,063)
Early Debt Retirement			(5,087)
Interest and related amortization			(84,177)
Equity in income of unconsolidated joint ventures			3,768
Gain on sale of property			929
Consolidated net income			$104,206

Total assets	$3,170,718	$280,430	$3,451,148
Capital improvements	$22,111	$19,534	$41,645

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Community base rental income	$110,908	$106,967	$330,251	$319,514
Resort base rental income	49,765	44,351	142,837	126,188
Right-to-use annual payments	11,334	11,404	33,260	33,859
Right-to-use contracts current period, gross	3,889	4,168	10,264	10,512
Right-to-use contract upfront payments, deferred, net	(1,701)	(1,989)	(3,929)	(4,303)
Utility and other income	20,027	18,581	58,010	53,070
Ancillary services revenues, net	761	788	3,104	2,575
Total property operations revenues	194,983	184,270	573,797	541,415
Expenses:
Property operating and maintenance	69,227	66,105	194,522	186,018
Real estate taxes	12,923	12,263	38,169	36,905
Sales and marketing, gross	3,105	3,242	9,139	8,674
Right-to-use contract commissions, deferred, net	(464)	(757)	(1,471)	(2,022)
Property management	11,361	11,086	33,750	32,169
Total property operations expenses	96,152	91,939	274,109	261,744
Income from property operations segment	$98,831	$92,331	$299,688	$279,671

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Gross revenue from home sales	$7,878	$8,717	$24,341	$20,455
Brokered resale revenues, net	290	336	941	916
Rental home income (a)	3,413	3,684	10,526	11,187
Total revenues	11,581	12,737	35,808	32,558
Expenses:
Cost of home sales	7,868	8,156	23,685	19,679
Home selling expenses	861	513	2,386	1,710
Rental home operating and maintenance	1,874	1,829	5,232	5,376
Total expenses	10,603	10,498	31,303	26,765
Income from home sales and rentals operations segment	$978	$2,239	$4,505	$5,793
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of September 30, 2015, we owned or had an ownership interest in a portfolio of 387 Properties located throughout the United States and Canada containing 143,895 Sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (122), California (49), Arizona (42), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), North Carolina (10), Wisconsin (10), Oregon (9), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), New Jersey (6), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Hampshire (3), South Carolina (3), Utah (3), Maryland (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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

•	our ability to maintain historical or increase future rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our ability to retain and attract customers renewing, upgrading and entering right-to-use contracts;

•	our assumptions about rental and home sales markets;

•	our ability to manage counter-party risk;

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

Management's Discussion (continued)

The following chart lists the Properties acquired or invested in since January 1, 2014 through September 30, 2015.

Property	Transaction Date	Sites

Total Sites as of January 1, 2014		139,126
Property or Portfolio:
Acquisitions:
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Space Coast	October 1, 2014	270
Mesa Spirit	December 30, 2014	1,600
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Expansion Site Development and other:
Net sites added (reconfigured) in 2014		119
Net sites added (reconfigured) in 2015		51
Total Sites as of September 30, 2015		143,895
Our gross investment in real estate has increased approximately $71.0 million to $4,459 million as of September 30, 2015 from $4,388 million as of December 31, 2014 primarily due to increased capital expenditures as well as the acquisition of three Properties: Bogue Pines, Whispering Pines and Miami Everglades.
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
The following table shows the breakdown of our Sites by type. Our community Sites and annual resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for three to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient Sites in 2015 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 102,000 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of September 30, 2015
Community Sites	70,100
Resort Sites:
Annual	25,800
Seasonal	10,400
Transient	10,400
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
143,900
_________________________

(1)	Includes approximately 5,400 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
Our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated for the same period in 2015 and 2014. For the quarter ended September 30, 2015, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.1% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 2.8%, resulting in an increase in Core net operating income before deferrals and property management of 5.0%.
A significant portion of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date.

Management's Discussion (continued)

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
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. As of September 30, 2015, we increased occupancy in our Core Portfolio by 380 sites, with an increase in homeowner occupancy of 791 sites compared with occupancy at September 30, 2014.
In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant home sales market, used homes may be sold in place or removed from sites and replaced with new homes. This can result in fewer homes acquired through abandonment. Used homes may also be rented either in the condition received or after warranted rehabilitation. While we continue to focus on selling homes, we continue to evaluate rental units, and based on market conditions, we expect to invest in additional new homes for customer rentals.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management’s focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in our communities. New home sales in the manufactured home communities in our Core Portfolio during the nine months ended September 30, 2015 increased by 67 new homes over the same period in the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities (see the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity.)
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
As of September 30, 2015, we had 4,952 occupied rental homes in our manufactured home communities. For the quarters ended September 30, 2015 and 2014, home rental program net operating income was approximately $8.1 million and $8.9 million, respectively, net of rental asset depreciation expense of approximately $2.7 million and $2.8 million, respectively. Approximately $9.2 million and $9.8 million of home rental operations revenue was included in community base rental income for the quarters ended September 30, 2015 and 2014, respectively. The net operating income and rental asset depreciation expense does not include the revenue and expense associated with our ECHO JV (see the Rental Operations tables in the sections below for additional detail regarding our rental activity.)
For the nine months ended September 30, 2015 and 2014, home rental program net operating income was approximately $24.9 million and $27.3 million, respectively, net of rental asset depreciation expense of approximately $8.1 million and $8.3 million, respectively. Approximately $27.7 million and $29.8 million of rental operations revenue was included in community base rental income for the nine months ended September 30, 2015 and 2014, respectively. We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our third quarter Core Portfolio annual revenues were 5.9% higher than the third quarter of last year. We believe our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

Management's Discussion (continued)

For our membership based RV resorts, we sell low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products in 2010, we have entered into approximately 76,600 TTCs. For the nine months ended September 30, 2015, we entered into approximately 20,700 TTCs, or a 39.9% increase from approximately 14,800 TTCs for the nine months ended September 30, 2014. Of the 20,700 TTCs activated during the nine months ended September 30, 2015, approximately 10,200 were sold to dues paying members and the remainder were activated through select RV dealers.

In 2012, we initiated a program with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 26,296 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18.6%.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We finance the nonrefundable upfront payment for certain customers.
Critical Accounting Policies and Estimates
Refer to the 2014 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the nine months ended September 30, 2015.

Supplemental Measures
Management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies and include Income from property operations, Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”).
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
The following table reconciles Income before equity in income of unconsolidated joint ventures to Income from property operations for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Total Portfolio
	Quarters Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income from property operations	$99,609	$93,398	$301,878	$282,907
Income from home sales operations and other	200	1,172	2,315	2,557
Total other income and expenses, net	(59,585)	(66,460)	(197,054)	(185,955)
Income before equity in income of unconsolidated joint ventures	$40,224	$28,110	$107,139	$99,509

Management's Discussion (continued)

Comparison of the Quarter Ended September 30, 2015 to the Quarter Ended September 30, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2015 and 2014 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2013 and which we have owned and operated continuously since January 1, 2014. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$110,792	$106,967	$3,825	3.6%	$110,908	$106,967	$3,941	3.7%
Rental home income	3,411	3,684	(273)	(7.4)%	3,413	3,684	(271)	(7.4)%
Resort base rental income	46,540	43,301	3,239	7.5%	49,765	44,351	5,414	12.2%
Right-to-use annual payments	11,334	11,404	(70)	(0.6)%	11,334	11,404	(70)	(0.6)%
Right-to-use contracts current period, gross	3,889	4,168	(279)	(6.7)%	3,889	4,168	(279)	(6.7)%
Utility and other income	19,726	18,538	1,188	6.4%	20,027	18,581	1,446	7.8%
Property operating revenues, excluding deferrals	195,692	188,062	7,630	4.1%	199,336	189,155	10,181	5.4%

Property operating and maintenance	67,314	65,363	1,951	3.0%	69,227	66,105	3,122	4.7%
Rental home operating and maintenance	1,874	1,828	46	2.5%	1,874	1,829	45	2.5%
Real estate taxes	12,674	12,200	474	3.9%	12,923	12,263	660	5.4%
Sales and marketing, gross	3,104	3,242	(138)	(4.3)%	3,105	3,242	(137)	(4.2)%
Property operating expenses, excluding deferrals and Property management	84,966	82,633	2,333	2.8%	87,129	83,439	3,690	4.4%
Income from property operations, excluding deferrals and Property management (1)	110,726	105,429	5,297	5.0%	112,207	105,716	6,491	6.1%
Property management	11,361	11,086	275	2.5%	11,361	11,086	275	2.5%
Income from property operations, excluding deferrals (1)	99,365	94,343	5,022	5.3%	100,846	94,630	6,216	6.6%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,237	1,232	5	0.4%	1,237	1,232	5	0.4%
Income from property operations	$98,128	$93,111	$5,017	5.4%	$99,609	$93,398	$6,211	6.7%
__________________________
(1)     Non-GAAP measure.
The $3.8 million, or 3.6%, increase in Core Portfolio community base rental income primarily reflects a 3.0% growth from rate increases and a 0.6% growth from occupancy gains. The average monthly base rent per site increased to approximately $570 in 2015 from approximately $554 in 2014. The average occupancy increased to 92.8% in 2015 from 92.3% in 2014. The increase in Core property operating and maintenance expenses was primarily due to increased repair and maintenance expenses driven by certain storm events, water hauling costs, higher cabin rental maintenance as well as general maintenance supplies.
The decrease in rental home income and increase in rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$26,810	$25,307	$1,503	5.9%	$29,075	$26,055	$3,020	11.6%
Seasonal	3,728	3,315	413	12.5%	3,933	3,339	594	17.8%
Transient	16,002	14,679	1,323	9.0%	16,757	14,957	1,800	12.0%
Resort base rental income	$46,540	$43,301	$3,239	7.5%	$49,765	$44,351	$5,414	12.2%
Right-to-use annual payments are flat to the third quarter of 2014. Lower commissions driven by fewer TTCs sold during the quarter by the in-park and call center sales' teams was offset by growth in the low-cost RV dealer and online channels. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of lower upgrade sales by our third

Management's Discussion (continued)

party sales agent. During the third quarter of 2015 there were 798 upgrade sales with an average price per sale of $4,861. This compares to 920 upgrade sales with an average price per sale of $4,531 for the third quarter of 2014.
The following table summarizes the growth rate percentages excluding Property management expense, Right-to-use contracts current period, gross and Sales and marketing, gross (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$191,803	$183,894	$7,909	4.3%	$195,447	$184,987	$10,460	5.7%
Property operating expenses, excluding Sales and marketing, gross	81,862	79,391	2,471	3.1%	84,024	80,197	3,827	4.8%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$109,941	$104,503	$5,438	5.2%	$111,423	$104,790	$6,633	6.3%
The increase in total portfolio income from property operations is primarily due to increases in Core community base rental income, Core resort base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased Utility and other income. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to utility, repair and maintenance and payroll expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$3,901	$4,051	$(150)	(3.7)%
Cost of new home sales (1)	3,738	3,334	404	12.1%
Gross profit from new home sales	163	717	(554)	(77.3)%

Gross revenues from used home sales	3,977	4,666	(689)	(14.8)%
Cost of used home sales	4,130	4,822	(692)	(14.4)%
Gross loss from used home sales	(153)	(156)	3	1.9%

Brokered resale revenues and ancillary services revenues, net	1,051	1,124	(73)	(6.5)%
Home selling expenses	861	513	348	67.8%
Income from home sales operations and other	$200	$1,172	$(972)	(82.9)%

Home sales volumes
Total new home sales(2)	123	106	17	16.0%
New Home Sales Volume - ECHO JV	52	52	—	—%
Used home sales	357	424	(67)	(15.8)%
Brokered home resales	202	251	(49)	(19.5)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended September 30, 2015 and 2014, respectively.
The decrease in income from home sales operations and other is primarily due to lower gross profits from new home sales due to a decrease in sales in the California region where we have larger homes that carry a higher average sales price. Also increased home selling expenses and lower income from ancillary services, which include retail sales at various Properties, contributed to the decrease.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$5,639	$5,632	$7	0.1%
Used Home	6,950	7,874	(924)	(11.7)%
Rental operations revenue (1)	12,589	13,506	(917)	(6.8)%
Rental home operating and maintenance	1,874	1,829	45	2.5%
Income from rental operations	10,715	11,677	(962)	(8.2)%
Depreciation on rental homes (2)	2,663	2,773	(110)	(4.0)%
Income from rental operations, net of depreciation	$8,052	$8,904	$(852)	(9.6)%

Gross investment in new manufactured home rental units (3)	$110,227	$110,700	$(473)	(0.4)%
Gross investment in used manufactured home rental units	$58,847	$64,182	$(5,335)	(8.3)%

Net investment in new manufactured home rental units	$89,242	$94,180	$(4,938)	(5.2)%
Net investment in used manufactured home rental units	$38,951	$50,488	$(11,537)	(22.9)%

Number of occupied rentals – new, end of period (4)	2,076	2,087	(11)	(0.5)%
Number of occupied rentals – used, end of period	2,876	3,276	(400)	(12.2)%
______________________

(1)
Approximately $9.2 million and $9.8 million for the quarters ended September 30, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.3 million and $6.2 million at September 30, 2015 and 2014, respectively.

(4)	Includes 72 and 15 homes rented through our ECHO JV during the quarter ended September 30, 2015 and 2014, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units, primarily used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended September 30, 2015 and 2014 (amounts in thousands, expenses shown as negative).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(28,410)	$(27,831)	$(579)	(2.1)%
Amortization of in-place leases	(616)	(1,075)	459	42.7%
Interest income	1,758	1,902	(144)	(7.6)%
Income from other investments, net	1,822	1,869	(47)	(2.5)%
General and administrative (excluding transaction costs)	(7,104)	(7,003)	(101)	(1.4)%
Transaction costs	(121)	(620)	499	80.5%
Property rights initiatives and other	(687)	(751)	64	8.5%
Early debt retirement	—	(5,087)	5,087	100.0%
Interest and related amortization	(26,227)	(27,864)	1,637	5.9%
Total other income and expenses, net	$(59,585)	$(66,460)	$6,875	10.3%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred during the third quarter of 2014 (see Note 4 in the Notes to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
Early debt retirement decreased due to the $5.1 million fee associated with the early retirement of the loan secured by our Colony Cove community incurred in 2014.
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Management's Discussion (continued)

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2015 and 2014 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$329,958	$319,514	$10,444	3.3%	$330,251	$319,514	$10,737	3.4%
Rental home income	10,524	11,187	(663)	(5.9)%	10,526	11,187	(661)	(5.9)%
Resort base rental income	133,589	123,679	9,910	8.0%	142,837	126,188	16,649	13.2%
Right-to-use annual payments	33,260	33,859	(599)	(1.8)%	33,260	33,859	(599)	(1.8)%
Right-to-use contracts current period, gross	10,264	10,512	(248)	(2.4)%	10,264	10,512	(248)	(2.4)%
Utility and other income	57,180	52,904	4,276	8.1%	58,010	53,070	4,940	9.3%
Property operating revenues, excluding deferrals	574,775	551,655	23,120	4.2%	585,148	554,330	30,818	5.6%

Property operating and maintenance	189,811	184,779	5,032	2.7%	194,522	186,018	8,504	4.6%
Rental home operating and maintenance	5,231	5,375	(144)	(2.7)%	5,232	5,376	(144)	(2.7)%
Real estate taxes	37,645	36,797	848	2.3%	38,169	36,905	1,264	3.4%
Sales and marketing, gross	9,134	8,674	460	5.3%	9,139	8,674	465	5.4%
Property operating expenses, excluding deferrals and Property management	241,821	235,625	6,196	2.6%	247,062	236,973	10,089	4.3%
Income from property operations, excluding deferrals and Property management (1)	332,954	316,030	16,924	5.4%	338,086	317,357	20,729	6.5%
Property management	33,749	32,169	1,580	4.9%	33,750	32,169	1,581	4.9%
Income from property operations, excluding deferrals (1)	299,205	283,861	15,344	5.4%	304,336	285,188	19,148	6.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,458	2,281	177	7.8%	2,458	2,281	177	7.8%
Income from property operations	$296,747	$281,580	$15,167	5.4%	$301,878	$282,907	$18,971	6.7%
__________________________
(1)     Non-GAAP measure.
The $10.4 million, or 3.3%, increase in Core Portfolio community base rental income primarily reflects a 2.8% growth from rate increases and a 0.5% growth from occupancy gains. The average monthly base rent per site increased to approximately $567 in 2015 from approximately $552 in 2014. The average occupancy increased to 92.5% in 2015 from 92.2% in 2014. The increase in Core property operating and maintenance expenses was primarily due to increased repair and maintenance expenses driven by certain storm events, higher cabin rental maintenance, and general maintenance supplies.
The decrease in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$78,944	$74,637	$4,307	5.8%	$85,550	$76,747	$8,803	11.5%
Seasonal	21,374	19,283	2,091	10.8%	22,584	19,316	3,268	16.9%
Transient	33,271	29,759	3,512	11.8%	34,703	30,125	4,578	15.2%
Resort base rental income	$133,589	$123,679	$9,910	8.0%	$142,837	$126,188	$16,649	13.2%
The 1.8% decrease in right-to-use annual payments is primarily due to a decrease in profit recovery and late fees. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of lower upgrade sales by our third party sales agent. During the nine months ended September 30, 2015 there were 2,152 upgrade sales with an average price per sale of $4,754. This compares to 2,239 upgrade sales with an average price per sale of $4,696 for the nine months ended September 30, 2014.

Management's Discussion (continued)

The following table summarizes the growth rate percentages excluding Property management expense, Right-to-use contracts current period, gross and Sales and marketing, gross (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$564,511	$541,143	$23,368	4.3%	$574,884	$543,818	$31,066	5.7%
Property operating expenses, excluding Sales and marketing, gross	232,687	226,951	5,736	2.5%	237,923	228,299	9,624	4.2%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$331,824	$314,192	$17,632	5.6%	$336,961	$315,519	$21,442	6.8%
The increase in total portfolio income from property operations is primarily due to increases in Core resort base rental income, Core community base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased utility and other income. This increase is partially offset by an overall increase in expenses, with the most significant increases relating to repair and maintenance, payroll, and utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$12,186	$9,771	$2,415	24.7%
Cost of new home sales (1)	11,408	8,370	3,038	36.3%
Gross profit from new home sales	778	1,401	(623)	(44.5)%

Gross revenues from used home sales	12,155	10,684	1,471	13.8%
Cost of used home sales	12,277	11,309	968	8.6%
Gross loss from used home sales	(122)	(625)	503	80.5%

Brokered resale revenues and ancillary services revenues, net	4,045	3,491	554	15.9%
Home selling expenses	2,386	1,710	676	39.5%
Income from home sales operations and other	$2,315	$2,557	$(242)	(9.5)%
Home sales volumes
Total new home sales(2)	352	237	115	48.5%
New Home Sales Volume - ECHO JV	140	94	46	48.9%
Used home sales	1,174	1,144	30	2.6%
Brokered home resales	668	720	(52)	(7.2)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the nine months ended September 30, 2015 and 2014, respectively.
The decrease in income from home sales operations and other is primarily due to lower gross profits from new home sales due to a decrease in sales in the California region where we have larger homes that carry a higher average sales price. Also increased home selling expenses offset by increased income from ancillary services, which include retail sales at various Properties.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$16,920	$17,207	$(287)	(1.7)%
Used Home	21,297	23,737	(2,440)	(10.3)%
Rental operations revenue (1)	38,217	40,944	(2,727)	(6.7)%
Rental home operating and maintenance	5,232	5,376	(144)	(2.7)%
Income from rental operations	32,985	35,568	(2,583)	(7.3)%
Depreciation on rental homes (2)	8,050	8,287	(237)	(2.9)%
Income from rental operations, net of depreciation	$24,935	$27,281	$(2,346)	(8.6)%

Gross investment in new manufactured home rental units (3)	$110,227	$110,700	$(473)	(0.4)%
Gross investment in used manufactured home rental units	$58,847	$64,182	$(5,335)	(8.3)%

Net investment in new manufactured home rental units	$89,242	$94,180	$(4,938)	(5.2)%
Net investment in used manufactured home rental units	$38,951	$50,488	$(11,537)	(22.9)%

Number of occupied rentals – new, end of period (4)	2,076	2,087	(11)	(0.5)%
Number of occupied rentals – used, end of period	2,876	3,276	(400)	(12.2)%
______________________

(1)
Approximately $27.7 million and $29.8 million for the nine months ended September 30, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.3 million and $6.2 million at September 30, 2015 and 2014, respectively.

(4)	Includes 72 and 15 homes rented through our ECHO JV in 2015 and 2014, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units, primarily used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2015 and 2014 (amounts in thousands, expenses shown as negative).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(84,861)	$(83,234)	$(1,627)	(2.0)%
Amortization of in-place leases	(1,950)	(3,791)	1,841	48.6%
Interest income	5,314	6,477	(1,163)	(18.0)%
Income from other investments, net	5,119	6,098	(979)	(16.1)%
General and administrative (excluding transaction costs)	(21,569)	(19,027)	(2,542)	(13.4)%
Transaction costs	(603)	(1,151)	548	47.6%
Property rights initiatives	(1,934)	(2,063)	129	6.3%
Early debt retirement	(16,922)	(5,087)	(11,835)	(232.7)%
Interest and related amortization	(79,648)	(84,177)	4,529	5.4%
Total other income and expenses, net	$(197,054)	$(185,955)	$(11,099)	(6.0)%
Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred during the third and fourth quarters of 2014 (see Note 4 in the Notes to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
Amortization of in-place leases decreased primarily due to the expected one-year life of in-place leases. The variance is further driven by the higher rate of amortization relating to the 2014 in-place leases which were fully amortized prior to the beginning of 2015.

Management's Discussion (continued)

Income from other investments, net, decreased approximately $1.0 million due to the collection in 2014 of a previously reserved receivable.
General and administrative expenses increased primarily due to the timing of the 2015 restricted stock awards (see Note 10 in the Notes to the Consolidated Financial Statements for additional detail regarding our stock-based compensation plan).
Early debt retirement expense increased as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015, offset by the $5.1 million fee associated with the early debt retirement of the loan secured by our Colony Cove community incurred in 2014 (see Note 7 in the Notes to the Consolidated Financial Statements for additional detail regarding our first quarter defeasance and refinancing activity).
A decrease in secured debt and lower weighted average interest rates contributed to the decrease in interest and related amortization.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demands for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. On May 4, 2015, we extended our current "at the market" offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. As of September 30, 2015, we have not sold any common stock under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 115.7 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows for us to issue up to 200.0 million shares of common stock, par value $0.01 per share and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe we currently have sufficient liquidity, in the form of $84.4 million in available cash, net of restricted cash, as of September 30, 2015 and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (see Note 7 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the third quarter distribution of approximately $34.3 million paid on October 9, 2015, as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of September 30, 2015, we have no remaining scheduled debt maturities in 2015. We expect to satisfy our 2016 maturities with existing cash, anticipated operating cash flow and/or refinancing proceeds.

During the nine months ended September 30, 2015, we closed on loans with gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years and carry a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans of approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.

Management's Discussion (continued)

The table below summarizes cash flow activity for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$287,219	$228,342
Net cash used in investing activities	(95,260)	(81,432)
Net cash used in financing activities	(176,278)	(96,193)
Net increase in cash	$15,681	$50,717
Operating Activities
Net cash provided by operating activities increased $58.9 million to $287.2 million for the nine months ended September 30, 2015, from $228.3 million for the nine months ended September 30, 2014. The overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $19.0 million, a decrease in Escrow deposits, goodwill and other assets of $21.1 million, an increase of $10.9 million in Accrued expenses and accounts payable as well as an increase of $2.9 million in Rents received in advance and security deposits.
Investing Activities
Net cash used in investing activities was $95.3 million for the nine months ended September 30, 2015 compared to $81.4 million for the nine months ended September 30, 2014. Significant components of net cash used in investing activities include:

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

•
We received approximately $2.1 million in proceeds in 2014 from the condemnation of a certain parcel at our Seyenna Vista Property (see Note 4 to the Consolidated Financial Statements for additional detail regarding this 2014 disposition).

•	We received approximately $10.6 million of the net deferred exchange deposits in 2014 which were used to acquire the Blackhawk and Lakeland RV resorts.

•
We contributed $4.0 million to our ECHO JV in 2015 compared to the $3.5 million we invested in 2014. This is offset by $0.1 million and $0.4 million of distributions of capital from our joint ventures for the nine months ended September 30, 2015 and 2014, respectively (see Note 5 to the Consolidated Financial Statements for a description of our joint ventures).

•
We received approximately $7.9 million of repayments on notes receivable in 2015 compared to $12.5 million in 2014, partially offset by new notes receivable of $7.7 million in 2015 compared to $7.3 million in 2014 (see Note 6 to the Consolidated Financial Statements for further discussion of our notes receivable).

•	We paid approximately $67.8 million and $41.6 million for capital improvements during the nine months ended September 30, 2015 and 2014, respectively (see Capital Improvements table below).

Management's Discussion (continued)

Capital Improvements
The table below summarizes capital improvements activity for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,(1)
	2015	2014
Recurring Capital Expenditures (2)	$26,196	$17,286
Property upgrades and site development	10,172	3,998
New home investments (3)	25,081	11,286
Used home investments	5,546	8,248
Total Property	66,995	40,818
Corporate	843	827
Total Capital improvements	$67,838	$41,645
______________________

(1)
Excludes non-cash activity of approximately $0.6 million and $1.0 million of used homes acquired by repossessions of Chattel Loans collateral for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investment associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $176.3 million for the nine months ended September 30, 2015 compared to net cash used in financing activities of $96.2 million for the nine months ended September 30, 2014. Significant components of net cash used in financing activities include:

•	We received $395.3 million in financing proceeds in 2015 and $169.0 million in 2014. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We paid approximately $27.8 million of amortizing principal debt, approximately $48.7 million of maturing mortgages, defeased approximately $370.2 million of debt and paid a total of approximately $24.0 million in debt issuance and defeasance costs as well as early debt retirement costs in 2015. This compares to the refinancing of a $53.8 million loan secured by our Colony Cove community, as well as approximately $25.4 million of amortizing principal debt, approximately $86.3 million of maturing mortgages, and approximately $11.6 million in debt issuance and early debt retirement costs paid in 2014 (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $105.1 million in 2015 to Common Stockholders, Common OP unitholders and preferred stockholders and paid approximately $0.4 million for offering costs and other expenses, offset by proceeds received of approximately $4.6 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

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

Management's Discussion (continued)

Contractual Obligations
As of September 30, 2015, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2015	2016	2017	2018	2019	Thereafter
Long Term Borrowings (1)	$2,146,513	$9,647	$119,122	$97,531	$230,046	$231,392	$1,458,775
Interest Expense (2)	717,679	25,769	100,327	92,490	83,251	68,566	347,276
Operating Lease	12,319	489	1,961	1,993	2,039	1,925	3,912
LOC Maintenance Fee (3)	2,266	204	811	811	440	—	—
Ground Lease (4)	19,863	558	1,967	1,972	1,969	1,975	11,422
Total Contractual Obligations	$2,898,640	$36,667	$224,188	$194,797	$317,745	$303,858	$1,821,385
Weighted average interest rates - Long Term Borrowings	4.52%	4.81%	4.79%	4.72%	4.63%	4.41%	4.32%
 ______________________________

(1)	Balance excludes note premiums of $9.7 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of September 30, 2015.

(3)	As of September 30, 2015, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of September 30, 2015, we have no off balance sheet arrangements.
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

Management's Discussion (continued)

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
The following table presents a calculation of FFO available for Common Shares and Normalized FFO available for Common Shares for the quarters and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of FFO and Normalized FFO:
Net income available for Common Shares	$36,673	$25,746	$95,644	$89,328
Income allocated to common OP units	3,136	2,219	8,191	7,929
Right-to-use contract upfront payments, deferred, net	1,701	1,989	3,929	4,303
Right-to-use contract commissions, deferred, net	(464)	(757)	(1,471)	(2,022)
Depreciation on real estate assets	25,747	25,058	76,811	74,947
Depreciation on rental homes	2,663	2,773	8,050	8,287
Amortization of in-place leases	616	1,075	1,950	3,791
Depreciation on unconsolidated joint ventures	274	228	799	690
Gain on sale of property	—	(929)	—	(929)
FFO available for Common Shares	70,346	57,402	193,903	186,324
Change in fair value of contingent consideration asset	—	—	—	(65)
Transaction costs	121	620	603	1,151
Early debt retirement	—	5,087	16,922	5,087
Normalized FFO available for Common Shares	$70,467	$63,109	$211,428	$192,497
Weighted average Common Shares outstanding – fully diluted	91,940	91,528	91,877	91,471

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2014. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2015.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 28, 2015	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2015	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 28, 2015	By:	/s/ Ann Wallin
Ann Wallin
Vice President and Chief Accounting Officer
(Principal Accounting Officer)