Form 10-K
period 2015-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2016-02-23
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $4,139.9 million as of June 30, 2015 based upon the closing price of $52.58 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 19, 2016, 84,593,728 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," and "our." We elected to be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 1993.
We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969.
We have a unique business model where we own the land and provide our customers the opportunity to place factory built homes, cottages, cabins or RVs either permanently or on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs as well as low customer turnover costs. Our portfolio is spread through highly desirable locations with a focus on both retirement and vacation destinations attracting retirees, vacationing families, and second homeowners, while providing a lower cost home ownership alternative. We have 80 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
We are one of the nation's largest real estate networks with a portfolio, as of December 31, 2015, of 387 Properties consisting of 143,938 residential Sites located throughout the United States and Canada. These Properties are located in 32 states and British Columbia.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
GA
FL
WV
VA
NC
SC
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD
4
2
3
4
7
16
4
11
6
7
6
26
9
10
4
4
2
2
5
3
3
6
6
6
6
2
2
4
6
8
17
10
37
14
14
4
9

Our Properties are designed and improved for several home options of various sizes and designs that are produced off-site by third-party manufacturers, installed and set on designated Sites ("Site Set") within the Properties. These homes can range from 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities while others provide these services to customers from on-site facilities.
Employees and Organizational Structure
We have an annual average of approximately 4,100 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on providing good service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers who have substantial experience addressing the needs of customers and creating innovative approaches to maximize value and increase cash flow from property operations. Complementing the field management staff are approximately 200 full-time corporate employees who assist in all functions related to the management of our Properties.
Our Formation
Our operations are conducted primarily through our Operating Partnership. We contributed the proceeds from our initial public offering in 1993 and subsequent offerings to our Operating Partnership for a general partnership interest. The financial results of our Operating Partnership and our Subsidiaries are consolidated in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), we have formed taxable REIT Subsidiaries, as defined in the Code, to engage in such activities.
Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of ours which is engaged in the business of purchasing, selling or leasing Site Set homes that are located in Properties owned and managed by us. RSI also provides brokerage services to residents at such Properties who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by our taxable REIT Subsidiaries.
Business Objectives and Operating Strategies
Our primary business objective is to maximize both current and long-term income growth. Our operating strategy is to own and operate the highest quality Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States.
We focus on Properties that have strong cash flow and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and retain these customers who take pride in the Property and in their homes. Our operating, investment and financing strategies include:

•	Consistently providing high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by increasing occupancy, maintaining competitive market rents and controlling expenses;

•	Increasing income and property values by strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor existing and prospective customer satisfaction;

•
Selectively acquiring properties that have potential for long-term cash flow growth and creating property concentrations in and around retirement or vacation destinations and major metropolitan areas to capitalize on operating synergies and incremental efficiencies;

•	Managing our debt balances in order to maintain financial flexibility, minimize exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and

•	Developing and maintaining relationships with various capital providers.
These business objectives and their implementation are consistent with business strategies determined by our Board of Directors and may be changed at any time.

Acquisitions and Dispositions
Over the last decade we have continued to increase the number of Properties in our portfolio (including owned or partly owned Properties), from 285 Properties with over 106,300 Sites to 387 Properties with over 143,900 Sites. During the year ended December 31, 2015, we acquired three Properties (two RV resorts and one MH community) with a total of approximately 700 Sites. We continually review the Properties in our portfolio to ensure they fit our business objectives. Over the last five years, we redeployed capital to properties in markets we believe have greater long-term potential by acquiring 92 Properties primarily located in retirement and vacation destinations and selling 12 Properties that were not aligned with our long-term goals.
We believe that opportunities for property acquisitions are still available. Based on industry reports, we estimate there are approximately 50,000 manufactured home properties and approximately 8,750 RV resorts (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and approximately 3,600 of the MH properties and 1,300 of the RV resorts contain 200 Sites or more. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
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
Acquisitions will be financed from the most appropriate available sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, we have and expect to acquire properties in transactions that include the issuance of limited partnership interests in our Operating Partnership ("OP Units") as consideration for the acquired properties. We believe that an ownership structure that includes our Operating Partnership has and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
When evaluating potential acquisitions, we consider, among others, the following factors:

•	Current and projected cash flow of the property and the potential for increased cash flow;

•	Geographic area and the type of property;

•	Replacement cost of the property, including land values, entitlements and zoning;

•	Location, construction quality, condition and design of the property;

•	Potential for capital appreciation of the property;

•	Terms of tenant leases or usage rights, including the potential for rent increases;

•	Potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	Potential for expansion, including increasing the number of Sites;

•	Occupancy and demand by customers for properties of a similar type in the vicinity and the customers' profiles;

•	Prospects for liquidity through sale, financing or refinancing of the property;

•	Competition from existing properties and the potential for the construction of new properties in the area; and

•	Working capital demands.
When evaluating potential dispositions, we consider, among others, the following factors:

•	Whether the Property meets our current investment criteria;

•	Our desire to exit certain non-core markets and recycle the capital into core markets; and

•	Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors continues to review the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Several of our Properties have land available for expanding the number of Sites. Development of these Sites ("Expansion Sites") is evaluated based on the following factors: local market conditions; ability to subdivide; accessibility within the Property and externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new Sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Our acquisition philosophy includes owning Properties with potential for Expansion Site development. Approximately 85 of our Properties have expansion potential, with up to approximately 5,300 acres available for expansion. Refer to Item 2. Properties. which includes detail regarding the developable acres available at each property.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at approximately 7,400 Sites in 39 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our market rates, if appropriate, are made on an annual basis.
In Florida, in connection with offering a Site in a MH community for rent, the MH community owner must deliver to the prospective resident a Prospectus required by Florida Statutes Chapter 723.001, et. seq., which must be approved by the applicable regulatory agency.  The Prospectus contains certain required disclosures regarding the community, the rights and obligations of the MH community owner and residents, and a copy of the lease agreement.  A Prospectus may contain limitations on the rights of the MH community owner to increase rental rates.  However, in the absence of such limitations, the MH community owner may increase rental rates to market, subject to certain advance notice requirements and a statutory requirement that the rental rates be reasonable. See further discussion below related to rent control legislation.
At Properties zoned for RV use, we have long-term relationships with many of our customers who typically enter into short-term rental agreements. Many resort customers also leave deposits to reserve a Site for the following year. Generally, these customers cannot live full time on the Property. At resort Properties operated under the Thousand Trails brand designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days in exchange for annual dues payments. The customer may make a nonrefundable upfront payment to upgrade the contract which increases usage rights during the contract term. We may finance the nonrefundable upfront payment. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 31% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or meet certain other specified restriction criteria.
Regulations and Insurance
General. Our Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, and regulations relating to operating water and wastewater treatment facilities at certain of our Properties. We believe that each Property has all material permits and approvals necessary to operate. We renew these permits and approvals in the ordinary course of business.
Insurance. The Properties are insured against risks that may cause property damage and business interruption including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2016. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquakes in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Rent Control Legislation. At certain of our Properties, principally in California, state and local rent control laws limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware law requires rental increases greater than the change in the consumer price index to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of CPI. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers. (See Item 3. Legal proceedings).
Membership Properties. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring us to register with a state agency and obtain a permit to market (see Item 1A. Risk Factors). At certain of our Properties primarily used as membership campgrounds, state statutes limit our ability to close a Property unless a reasonable substitute Property is made available for members' use.
Industry
We believe that our Properties and our business model provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•
Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public's perception of manufactured housing, and (ii) the fact that MH communities and RV resorts generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of revenues is significant. The initial development of the infrastructure may take up to two or three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

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

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association ("RVIA"), nearly one in eleven U.S. households owns an RV and there are currently 9.0 million RV owners. The 77 million people born from 1946 to 1964 or "baby boomers" make up the fastest growing segment of this market. According to Pew Research Center, every day 10,000 Americans turn 65. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future cash flow growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to Pew Research Center, the baby-boom generation is expected to grow 28% within the next 15 years.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•
Construction Quality: The Department of Housing and Urban Development's ("HUD") standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. Although resort cottages, which are generally smaller homes, do not come under the same regulations, the resort cottages are built and certified in accordance with NFPA 1192-15 and ANSI A119.5-09 consensus standards for park model recreational vehicles and have many of the same quality features.

•
Comparability to Site-Built Homes: Since inception, the Site Set housing industry has experienced a trend toward multi-section homes. Current Site Set homes are up to 80 feet long and 30 feet wide and approximately 1,438 square feet. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes. At our Properties, there is an active resale or rental market for these larger homes. According to the 2014 U.S. Census American Community Survey, manufactured homes represent 9.3% of total housing units.

•
Second Home and Vacation Home Demographics: According to 2015 National Association of Realtors ("NAR") reports, sales of second homes in 2014 accounted for 40% of residential transactions, or 2.2 million second-home sales in 2014. There were approximately 8.0 million vacation homes in 2014. The typical vacation-home buyer is 43 years old and earned $94,400 in 2014. According to 2014 NAR reports, approximately 46% of vacation homes were purchased in the south; 25% were purchased in the west; 15% were purchased in the northeast; and 14% were purchased in the Midwest. Looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial means to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. We believe it is likely that over the next decade we will continue to see high levels of second-home sales, and resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments—According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Since then, manufactured home shipments have increased each year and are on pace for a seventh straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2015 increased about 9.6% to 70,500 units as compared to shipments in 2014 of 64,300 units. According to the RVIA, wholesale shipments of RVs increased 4.9% in 2015 to approximately 374,100 units as compared to 2014, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2016 RV shipments will increase by about 2% as compared to 2015.

———————————————————————————————————————————

1.	U.S. Census: Manufactured Homes Survey

2.	Source: RVIA

•
Sales: Retail sales of RVs totaled approximately 305,800 in 2015, a 18.1% increase from 2014 RV sales of 259,000 and a 24.9% increase from 2013 RV sales of 244,800. We believe that consumers remain concerned about the current economy, and by prospects that the economy might remain sluggish in the years ahead. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales despite the economic turmoil. According to RVIA, RV ownership has reached record levels: 9.0 million American households now own an RV, the highest level ever recorded, which constitutes an increase of 13.9% since 2005. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest. RV dealers typically have relationships with third party lenders who provide financing for the purchase of an RV.

•
Availability of financing: Since 2008 only a few sources of financing have been available for manufactured home and RV manufacturers. In addition, the economic and legislative environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as a mortgage loan originator in states where they engage in such financing. In comparison to financing available to purchasers of site-built homes, the few third party financing sources available to purchasers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. During 2013 we entered into an agreement with an unaffiliated third party home manufacturer to create a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties.
Please see our risk factors in Item 1A - Risk Factors and financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.
Available Information
We file reports electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about us and hyperlinks to our filings with the SEC at http://www.equitylifestyle.com, free of charge. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
Investor Relations Department
Equity LifeStyle Properties, Inc.
Two North Riverside Plaza
Chicago, Illinois 60606
Phone: 1-800-247-5279
e-mail: investor_relations@equitylifestyle.com
Item 1A. Risk Factors
Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know or that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. This Item 1A. also includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Risks Relating to Our Operations and Real Estate Investments
Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of our Properties and our Cash Flow.
Several factors may adversely affect the economic performance and value of our Properties. These factors include:

•	changes in the national, regional and/or local economic climate;

•	fluctuation in the exchange rate of the U.S. dollar to other currencies and its impact on foreign customers of our northern and southern Properties;

•
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

•	the possible reduced ability of our potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•	the ability of our potential customers to obtain affordable chattel financing from MH lenders;

•	government stimulus intended to primarily benefit purchasers of site-built housing;

•
our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	unfavorable weather conditions, especially on holiday weekends in the summer, could reduce the economic performance at our resort Properties;

•
the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders or may result in claims including, but not limited to, foreclosure by a lender in the event of our inability to service our debt;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes and chattel financing), which may adversely affect our financial condition;

•	changes in laws and governmental regulations related to proposed minimum wage increases may adversely affect our financial condition; and

•	our ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
Economic Downturn in the States or Markets with a Large Concentration of Our Properties May Adversely Affect Our Cash Flows, Financial Condition and Ability to Make Distributions.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas in which a substantial number of our Properties are located. Adverse changes in national economic conditions and in the economic conditions of the regions in which we conduct substantial business may have an adverse effect on the real estate values of our Properties, our financial performance and the market price of our common stock. As we have a large concentration of properties in certain markets, most notably Florida, California, and Arizona, adverse market and economic conditions in these areas of high concentration, which significantly affect such factors as occupancy and rental rates, could have a significant impact on our revenues, cash flows, financial condition and ability to make distributions. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe should be sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
Certain of Our Properties, Primarily our RV Resorts, are Subject to Seasonality and Cyclicality.
Some of our RV Resorts are used primarily by vacationers and campers. These Properties experience seasonal demand, which generally increases in the spring and summer months and decreases in the fall and winter months. As such, results for a certain quarter may not be indicative of the results of future quarters. In addition, as our RV Resorts are primarily used by campers and vacationers, economic cyclicality resulting in a downturn that affects discretionary spending and disposable income for leisure-time activities, as well as unfavorable weather conditions during the spring and summer months, could adversely affect our cash flows.
Competition for Acquisitions May Result in Increased Prices for Properties and Associated Costs and Increased Costs of Financing.
We expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors may include other publicly traded REITs, private REITs, individuals, corporations, and other types of real estate investors. Such competition increases prices for Properties and can also result in increased fixed costs, such as real estate taxes. To the extent we are unable to effectively compete or acquire properties at a lower purchase price, our business may be adversely affected. Further, we expect to acquire Properties with cash from sources including but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, offerings of OP Units, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable Property acquisitions on favorable terms. Increased competition can cause difficulties obtaining new financing or securing favorable financing terms.
New Acquisitions May Fail to Perform as Expected and the Intended Benefits of Our Acquisitions May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following

•	integration may prove costly or time-consuming and may divert senior management's attention from the management of daily operations;

•	difficulties or inability to access capital or increases in financing costs;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities;

•	development and expansion projects may include long planning and involve complex and costly activities;

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

•
we may acquire properties in new markets where we face risks associated with lack of market knowledge such as: understanding of the local economy, the local governmental and/or local permit procedures.

As a result of the foregoing, we may underestimate the costs necessary to bring an acquired Property up to standards established for our intended market position. As such, we cannot assure you that any acquisitions that we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

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
Our Inability to Sell or Rent Manufactured Homes Could Adversely Affect Our Cash Flows.
Selling and renting homes is a primary part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:

•	downturns in economic conditions disrupting the single family housing market;

•	local conditions, such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties;

•	the ability of customers to obtain affordable financing; and

•	demographics, such as the retirement of the "baby boomers", and their demand for access to our lifestyle-oriented Properties.
Our Investments in Joint Ventures Could be Adversely Affected by Our Lack of Sole Decision-Making Authority Regarding Major Decisions, Our Reliance on Our Joint Venture Partners' Financial Condition, Any Disputes that may Arise Between Us and Our Joint Venture Partners and Our Exposure to Potential Losses from the Actions of Our Joint Venture Partners.
We have joint ventures with other investors. We currently and may continue in the future to acquire properties or make investments in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks not present with respect to our wholly owned properties, including the following:

•
our joint venture partners might experience financial distress, become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•
our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property; and

•
we may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the venture.

At times we have entered into agreements providing for joint and several liability with our partners. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction. Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on our joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our stockholders.
Risks Relating to Governmental Regulation and Potential Litigation
Risks of Governmental Action and of Litigation.
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
Tenant groups have filed lawsuits against us seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters, such as the case currently pending in the California Court of Appeal, Sixth Appellate District, Case No. H041913, involving our California Hawaiian manufactured home property. (See Note 18 to the Consolidated Financial Statements for additional detail regarding our current litigation matters).

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
Environmental Risks
Changes in Oil and Gasoline Prices May Have an Adverse Impact on Our Properties and the RV Industry.
In the event the cost to power recreational vehicles increases, customers may reduce the amount of time spent traveling in their RVs. This may negatively impact revenues at our Properties that target these customers.
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
As of December 31, 2015, we owned or had an ownership interest in 387 Properties located in 32 states and British Columbia, including 122 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, soil erosion, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that we must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures we incurred and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
Risks Relating to Debt and the Financial Markets
Debt Payments Could Adversely Affect Our Financial Condition.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2.1 billion as of December 31, 2015, of which approximately $138.2 million, or 6.4%, matures in 2016 and 2017. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt; and

•
if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect net income, cash flow and our ability to service debt and make distributions to stockholders; and

•
to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property will result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note.

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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 26% as of December 31, 2015. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
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
Risks Related to Our Company Ownership
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
Maryland Law Imposes Certain Limitations on Changes of Control.
Certain provisions of Maryland law prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an "Interested Stockholder"), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is our Chairman of the Board, certain holders of OP Units who received them at the time of our initial public offering, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. As of December 31, 2015, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 9.0% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of OP Units). Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
In addition, Mr. Zell and his affiliates continue to be involved in other investment activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies owning manufactured home communities and involving other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us. Consequently, Mr. Zell's continued involvement in other investment activities could result in competition to us as well as management decisions that might not reflect the interests of our stockholders.
Risks Relating to Our Common and Preferred Stock
We Depend on Our Subsidiares' Dividends and Distributions.
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
Any Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on Our Stock Price.
Section 404 of the Sarbanes-Oxley Act 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. which in turn could have an adverse effect on our stock price.
Our Depositary Shares, Which Represent Our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, Have Not Been Rated and are Subordinated to Our Debt.
We have not obtained and do not intend to obtain a rating for our depositary shares (the "Depositary Shares") which represent our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Stock"). No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Depositary Shares. In addition, the Depositary Shares are subordinate to all of our existing and future debt. As described above, our existing debt may restrict, and our future debt may include restrictions on, our ability to pay distributions to preferred stockholders or to make an optional redemption payment to preferred stockholders. The issuance of additional shares of preferred stock on parity with or senior to our Series C Preferred Stock represented by the Depositary Shares would dilute the interests of the holders of our Depositary Shares, and any issuance of preferred stock senior to our Series C Preferred Stock (and, therefore, the Depositary Shares) or of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on our Depositary Shares. Other than the conversion rights afforded to holders of our preferred shares that may occur in connection with a change of control triggering event, none of the provisions relating to our preferred shares contain any provision affording the holders of our preferred shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might materially and adversely affect the holders of our preferred shares, so long as the rights of the holders of our preferred shares are not materially and adversely affected.
Risks Relating to REITs and Income Taxes
We are Dependent on External Sources of Capital.
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

We Have a Stock Ownership Limit for REIT Tax Purposes.
To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the "Ownership Limit." Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder's rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock we transferred as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise or other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of us and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of our stockholders.
Our Qualification as a REIT is Dependent on Compliance with U.S. Federal Income Tax Requirements.
We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we are generally not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. However, qualification as a REIT for U.S. federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied upon, advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the "IRS") will agree with our analysis or the analysis of our tax counsel. In particular, the proper U.S. federal income tax treatment of right-to-use membership contracts and rental income from certain short-term stays at RV communities is uncertain and there is no assurance that the IRS will agree with our treatment of such contracts or rental income. If the IRS were to disagree with our analysis or our tax counsel's analysis of various facts and circumstances, our ability to qualify as a REIT could be adversely affected.
In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT. For example, the Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs  The provisions have various effective dates beginning as early as 2016. Investors are urged to consult their tax advisors with respect to these changes and the potential impact on their investment in our stock.
If, with respect to any taxable year, we failed to maintain our qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. If we lost our REIT status, we could not deduct distributions to stockholders in computing our net taxable income at regular corporate rates and we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our net taxable incomes. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to stockholders. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.
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
We May Pay Some Taxes, Reducing Cash Available for Stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some U.S. federal, foreign, state and local taxes on our income and property. Since January 1, 2001, certain of our corporate subsidiaries have elected to be treated as "taxable REIT subsidiaries" for U.S. federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are greater than what would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent we are required to pay U.S. federal, foreign, state or local taxes or U.S. federal penalty taxes due to existing laws or changes to them, we will have less cash available for distribution to our stockholders.
Other Risk Factors Affecting Our Business
Some Potential Losses Are Not Covered by Insurance.
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. In addition we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability, Fiduciary liability and Cyber liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as punitive damages, lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2016. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
American with Disabilities Act Compliance Could be Costly.
Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are in compliance in all material respects with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.
Fluctuations in the exchange rate of the U.S. dollar to Other Currencies, Primarily the Canadian dollar, May Impact Our Business.
Many of our southern and northern Properties earn significant revenues from Canadian customers who visit during the winter season. In the event the value of Canadian currency decreases relative to the U.S. dollar, we may see a decline in revenue from these customers.
We Face Risks Relating to Cybersecurity Incidents that Could Cause Loss of Confidential Information and Other Business Disruptions.
We rely extensively on internally and externally hosted computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity incidents. These could include attempts to gain unauthorized access to our data and computer systems or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions.  Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cyber incident and that our financial results will not be negatively impacted by such an incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third party providers. Such an incident could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us.
Regulation of Chattel Financing May Affect Our Ability to Sell homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as a mortgage loan originator in states where they engage in such financing.  In addition, the Dodd-Frank Act has amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals.  The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan.  These requirements make it more difficult for homeowners to obtain affordable financing, and especially for moderate income people to obtain smaller loans to purchase manufactured housing or RVs.
Interpretation of and Changes to Accounting Policies and Standards Could Adversely Affect Our Reported Financial Results.
Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.
Additionally, the bodies that set accounting standards for public companies, including the Financial Accounting Standards Board ("FASB"), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that we report our financial condition, results of operations, and cash flows. These changes can be difficult to predict and can materially impact our reported financial results. In some cases, we could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of our financial statements for prior periods.
In May 2014, the FASB issued Accounting Standard Update no. 2014-09, "Revenue from Contracts with Customers," which will replace most existing revenue recognition guidance in U.S. GAAP. (See Note 2 to the Consolidated Financial Statements for additional detail regarding this recently issued guidance).
Finally, in 2008, we began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to us. We incur significant selling and marketing expenses to originate the right-to-use contract upgrades, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The deferral period used for right-to-use contract is currently estimated to be 31 years. As a result, we may incur a loss from entering right-to-use contract upgrades, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contract upgrades. The deferral period is reviewed periodically and beginning in 2016, will be changed to 40 years. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contract upgrades. At the time we began entering right-to-use contracts and after corresponding with the Office of the Chief Accountant at the SEC, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic "Revenue Recognition" ("FASB ASC 605").
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our customers, with most offering a clubhouse, a swimming pool, laundry facilities, cable television and internet service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, pickleball courts, shuffleboard and basketball courts, exercise rooms and various social activities. Since most of our customers generally own their home and live in our communities for a long time, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that customers comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2015, we owned or had an ownership interest in a portfolio of 387 Properties located throughout the United States and British Columbia containing 143,938 residential Sites. A total of 127 of the Properties are encumbered by debt as of December 31, 2015 (see Note 8 to the Consolidated Financial Statements for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2015.
The following table sets forth certain information relating to the Properties we owned as of December 31, 2015, categorized according to major markets and excluding Properties owned through joint ventures. The total number of annual Sites presented for the RV communities represents Sites occupied by annual customers and are presented as 100% occupied. The annual rent for each year presented is the annualized December monthly Site rent per occupant.  Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	100.0%	$7,858
Carriage Cove	Daytona Beach	FL	MH	59		418	418	90.2%	$6,540
Coquina Crossing	Elkton	FL	MH	316	26	597	597	90.5%	$7,386
Bulow Plantation	Flagler Beach	FL	MH	323	181	276	276	98.6%	$6,952
Bulow RV	Flagler Beach	FL	RV	(f)		352	81	100.0%	$6,038
Carefree Cove	Ft. Lauderdale	FL	MH	20		164	164	93.9%	$7,631
Park City West	Ft. Lauderdale	FL	MH	60		363	363	98.9%	$7,550
Sunshine Holiday MH	Ft. Lauderdale	FL	MH	32		245	245	98.8%	$7,806
Sunshine Holiday RV	Ft. Lauderdale	FL	RV	(f)		130	39	100.0%	$7,806
Lake Worth Village	Lake Worth	FL	MH	117		823	823	81.9%	$6,319
Maralago Cay	Lantana	FL	MH	102	5	603	603	99.2%	$8,567

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Coral Cay	Margate	FL	MH	121		818	818	98.7%	$7,497
Lakewood Village	Melbourne	FL	MH	68		349	349	87.4%	$5,470
Miami Everglades (a)	Miami	FL	RV	34		303	72	100.0%	6,976
Holiday Village	Ormond Beach	FL	MH	43		301	301	87.7%	$5,359
Sunshine Holiday	Ormond Beach	FL	RV	69		349	242	100.0%	$7,806
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	91.8%	$8,125
Breezy Hill RV	Pompano Beach	FL	RV	52		762	397	100.0%	$7,170
Highland Wood RV	Pompano Beach	FL	RV	15		148	16	100.0%	$6,647
Lighthouse Pointe	Port Orange	FL	MH	64		433	433	84.3%	$5,618
Pickwick	Port Orange	FL	MH	84	4	432	432	99.8%	$6,451
Space Coast	Rockledge	FL	RV	24		270	156	100.0%	$4,102
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%	$5,260
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	90.4%	$6,760
Heritage Plantation	Vero Beach	FL	MH	64		437	437	83.3%	$6,125
Holiday Village, FL	Vero Beach	FL	MH	20		128	128	—%	$—
Sunshine Travel	Vero Beach	FL	RV	30	6	300	125	100.0%	$5,725
Heron Cay	Vero Beach	FL	MH	130		589	589	86.2%	$6,567
Vero Palm	Vero Beach	FL	MH	64		285	285	80.0%	$6,216
Village Green	Vero Beach	FL	MH	174		782	782	86.6%	$7,386
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	93.0%	$5,747
Central:
Clover Leaf Farms	Brooksville	FL	MH	227	18	779	779	96.7%	$5,216
Clover Leaf Forest	Brooksville	FL	RV	30		277	135	100.0%	$3,403
Clerbrook	Clermont	FL	RV	288		1,255	413	100.0%	$4,995
Lake Magic	Clermont	FL	RV	69		471	148	100.0%	$5,358
Orange Lake	Clermont	FL	MH	38		242	242	96.3%	$4,495
Orlando	Clermont	FL	RV	270	30	850	203	100.0%	$3,796
Haselton Village	Eustis	FL	MH	52		291	291	97.6%	$3,958
Southern Palms	Eustis	FL	RV	120		950	337	100.0%	$4,747
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	98.8%	$4,103
Grand Island	Grand Island	FL	MH	35		362	362	66.3%	$5,173
Sherwood Forest	Kissimmee	FL	MH	124		769	769	95.3%	$6,258
Sherwood Forest RV	Kissimmee	FL	RV	107	43	513	128	100.0%	$6,486
Tropical Palms (g) (h)	Kissimmee	FL	RV	59		541	—	—%	$—
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	98.0%	$4,699
Beacon Terrace	Lakeland	FL	MH	55		297	297	99.3%	$4,665
Kings & Queens	Lakeland	FL	MH	18		107	107	90.7%	$4,529
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.2%	$4,811

Properties	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Lakeland Junction	Lakeland	FL	MH	23		193	193	98.5%	$4,208
Coachwood Colony	Leesburg	FL	MH	29		201	201	91.0%	$4,432
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	84.9%	$5,714
Southernaire	Mt. Dora	FL	MH	14		114	114	86.0%	$4,297
Foxwood	Ocala	FL	MH	56		365	365	84.4%	$5,102
Oak Bend	Ocala	FL	MH	62	3	262	262	87.8%	$4,861
Villas at Spanish Oaks	Ocala	FL	MH	69		455	455	87.9%	$5,370
Audubon	Orlando	FL	MH	40		280	280	95.7%	$6,038
Hidden Valley	Orlando	FL	MH	50		303	303	99.3%	$6,572
Starlight Ranch	Orlando	FL	MH	130		783	783	86.9%	$6,150
Covington Estates	Saint Cloud	FL	MH	59		241	241	96.7%	$4,563
Parkwood Communities	Wildwood	FL	MH	121		694	694	97.4%	$3,467
Three Flags RV Resort	Wildwood	FL	RV	23		221	31	100.0%	$2,660
Winter Garden	Winter Garden	FL	RV	27		350	123	100.0%	$4,902
Gulf Coast (Tampa/Naples):
Toby's RV	Arcadia	FL	RV	44		379	272	100.0%	$3,076
Sunshine Key	Big Pine Key	FL	RV	54		409	89	100.0%	$12,237
Winter Quarters Manatee	Bradenton	FL	RV	42		415	243	100.0%	$5,620
Windmill Manor	Bradenton	FL	MH	49		292	292	95.9%	$7,077
Glen Ellen	Clearwater	FL	MH	12		106	106	90.6%	$3,987
Hillcrest	Clearwater	FL	MH	25		278	278	95.3%	$5,701
Holiday Ranch	Clearwater	FL	MH	12		150	150	95.3%	$5,400
Silk Oak	Clearwater	FL	MH	19		181	181	94.5%	$5,586
Shady Oaks	Clearwater	FL	MH	31		249	249	95.2%	$5,278
Shady Village	Clearwater	FL	MH	19		156	156	94.9%	$5,243
Crystal Isles	Crystal River	FL	RV	38		260	55	100.0%	$5,781
Lake Haven	Dunedin	FL	MH	48		379	379	94.7%	$6,432
Colony Cove	Ellenton	FL	MH	538	36	2,207	2,207	93.8%	$7,061
Ridgewood Estates	Ellenton	FL	MH	77		380	380	99.0%	$5,233
Fiesta Key	Long Key	FL	RV	28		324	12	100.0%	$18,119
Fort Myers Beach Resort	Fort Myers	FL	RV	31		306	106	100.0%	$6,952
Gulf Air Resort	Fort Myers Beach	FL	RV	25		246	152	100.0%	$6,023
Barrington Hills	Hudson	FL	RV	28		392	240	100.0%	$3,509
Down Yonder	Largo	FL	MH	50		361	361	99.5%	$6,798
East Bay Oaks	Largo	FL	MH	40		328	328	99.4%	$5,666
Eldorado Village	Largo	FL	MH	25		227	227	99.6%	$5,659
Shangri La	Largo	FL	MH	14		160	160	94.4%	$5,464
Vacation Village	Largo	FL	RV	29		293	187	100.0%	$4,953

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Whispering Pines - Largo	Largo	FL	MH	55		393	393	89.6%	$5,935
Winter Quarters Pasco	Lutz	FL	RV	27		255	204	100.0%	$4,216
Buccaneer	N. Ft. Myers	FL	MH	223	39	971	971	98.7%	$7,100
Island Vista MHC	N. Ft. Myers	FL	MH	121		616	616	73.7%	$5,056
Lake Fairways	N. Ft. Myers	FL	MH	259		896	896	100.0%	$6,783
Pine Lakes	N. Ft. Myers	FL	MH	314		584	584	100.0%	$8,522
Pioneer Village	N. Ft. Myers	FL	RV	90		733	376	100.0%	$5,330
The Heritage	N. Ft. Myers	FL	MH	214	22	453	453	98.7%	$6,516
Windmill Village	N. Ft. Myers	FL	MH	69		491	491	92.5%	$5,552
Country Place	New Port Richey	FL	MH	82		515	515	99.8%	$6,297
Hacienda Village	New Port Richey	FL	MH	66		505	505	98.0%	$5,566
Harbor View	New Port Richey	FL	MH	69		471	471	97.5%	$4,977
Bay Lake Estates	Nokomis	FL	MH	34		228	228	94.7%	$7,413
Lake Village	Nokomis	FL	MH	65		391	391	99.7%	$6,772
Royal Coachman	Nokomis	FL	RV	111		546	449	100.0%	$7,446
Silver Dollar	Odessa	FL	RV	412		459	384	100.0%	$7,369
Terra Ceia	Palmetto	FL	RV	18		203	155	100.0%	$4,421
Lakes at Countrywood	Plant City	FL	MH	122		424	424	92.5%	$5,196
Meadows at Countrywood	Plant City	FL	MH	140	13	799	799	96.3%	$6,072
Oaks at Countrywood	Plant City	FL	MH	44		168	168	77.4%	$5,112
Harbor Lakes	Port Charlotte	FL	RV	80		528	316	100.0%	$5,603
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%	$4,940
Gulf View	Punta Gorda	FL	RV	78		206	62	100.0%	$5,104
Tropical Palms	Punta Gorda	FL	MH	50		294	294	89.5%	$4,370
Winds of St. Armands No.	Sarasota	FL	MH	74		471	471	100.0%	$7,504
Winds of St. Armands So.	Sarasota	FL	MH	61		306	306	99.7%	$7,665
Peace River	Wauchula	FL	RV	72	38	454	57	100.0%	$2,593
Topics	Spring Hill	FL	RV	35		230	165	100.0%	$3,661
Pine Island	St. James City	FL	RV	31		363	114	100.0%	$6,067
Carefree Village	Tampa	FL	MH	58		401	401	96.8%	$5,222
Tarpon Glen	Tarpon Springs	FL	MH	24		169	169	89.4%	$5,385
Featherock	Valrico	FL	MH	84		521	521	98.5%	$5,565
Bay Indies	Venice	FL	MH	210		1,309	1,309	98.9%	$8,791
Ramblers Rest	Venice	FL	RV	117		647	402	100.0%	$6,531
Crystal Lakes-Zephyrhills	Zephyrhills	FL	MH	146	52	321	321	95.0%	$3,911
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	78.6%	$2,819
Total Florida Market:				9,976	516	51,850	42,846	94.6%	$6,091

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	100.0%	$13,674
Colony Park	Ceres	CA	MH	20		186	186	94.1%	$6,597
Russian River	Cloverdale	CA	RV	41		135	2	100.0%	$3,036
Snowflower (h)	Emigrant Gap	CA	RV	612	200	268	—	—%	$—
Four Seasons	Fresno	CA	MH	40		242	242	90.9%	$4,750
Yosemite Lakes	Groveland	CA	RV	403	30	299	3	100.0%	$3,175
Tahoe Valley (b) (h)	Lake Tahoe	CA	RV	86	20	413	—	—%	$—
Sea Oaks	Los Osos	CA	MH	18		125	125	100.0%	$6,419
Ponderosa (b)	Lotus	CA	RV	22		170	20	100.0%	$4,092
Turtle Beach	Manteca	CA	RV	39		79	25	100.0%	$4,184
Coralwood (b)	Modesto	CA	MH	22		194	194	77.3%	$8,062
Lake Minden	Nicolaus	CA	RV	165	82	323	11	100.0%	$3,422
Lake of the Springs	Oregon House	CA	RV	954	507	541	57	100.0%	$3,045
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%	$8,769
San Francisco RV (h)	Pacifica	CA	RV	12		131	—	—%	$—
Quail Meadows	Riverbank	CA	MH	20		146	146	91.1%	$8,390
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%	$11,951
Sunshadow (b)	San Jose	CA	MH	30		121	121	100.0%	$11,847
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%	$11,018
Westwinds (4 Properties) (b)	San Jose	CA	MH	88		723	723	100.0%	$12,870
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%	$6,626
Contempo Marin	San Rafael	CA	MH	63		396	396	99.7%	$11,797
DeAnza Santa Cruz	Santa Cruz	CA	MH	30		198	198	97.5%	$17,777
Santa Cruz Ranch RV Resort (h)	Scotts Valley	CA	RV	7		106	—	—%	$—
Royal Oaks	Visalia	CA	MH	20		149	149	80.5%	$6,945
Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	45	100.0%	$3,088
Los Ranchos	Apple Valley	CA	MH	30		389	389	96.9%	$6,910
Date Palm Country Club (b)	Cathedral City	CA	MH	232	3	538	538	98.1%	$12,195
Date Palm RV	Cathedral City	CA	RV	(f)		140	15	100.0%	$3,618
Oakzanita	Descanso	CA	RV	145	5	146	22	100.0%	$3,286
Rancho Mesa	El Cajon	CA	MH	20		158	158	98.7%	$12,174
Rancho Valley	El Cajon	CA	MH	19		140	140	97.1%	$13,061
Royal Holiday	Hemet	CA	MH	22		198	198	61.6%	$5,807
Idyllwild	Idyllwild	CA	RV	191		287	50	100.0%	$2,533
Pio Pico	Jamul	CA	RV	176	10	512	116	100.0%	$4,015

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Wilderness Lakes	Menifee	CA	RV	73		529	50	100.0%	$3,855
Morgan Hill	Morgan Hill	CA	RV	62		339	35	100.0%	$4,840
Pacific Dunes Ranch (h)	Oceana	CA	RV	48		215	—	—%	$—
San Benito	Paicines	CA	RV	199	23	523	49	100.0%	$2,944
Palm Springs	Palm Desert	CA	RV	35		401	22	100.0%	$1,886
Las Palmas	Rialto	CA	MH	18		136	136	100.0%	$7,349
Parque La Quinta	Rialto	CA	MH	19		166	166	99.4%	$6,977
Rancho Oso	Santa Barbara	CA	RV	310	40	187	25	100.0%	$3,426
Meadowbrook	Santee	CA	MH	43		338	338	100.0%	$9,608
Lamplighter	Spring Valley	CA	MH	32		270	270	97.8%	$13,148
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%	$13,946
Total California Market				5,017	929	13,690	7,242	86.5%	$8,721
Arizona
Countryside RV	Apache Junction	AZ	RV	53		560	275	100.0%	$3,582
Golden Sun RV	Apache Junction	AZ	RV	33		329	199	100.0%	$3,700
Apache East	Apache Junction	AZ	MH	17		123	123	97.6%	$5,428
Denali Park	Apache Junction	AZ	MH	33		163	163	100.0%	$4,474
Valley Vista	Benson	AZ	RV	6		145	4	100.0%	$3,049
Casita Verde RV	Casa Grande	AZ	RV	14		192	91	100.0%	$—
Fiesta Grande RV	Casa Grande	AZ	RV	77		767	530	100.0%	$3,210
Foothills West RV	Casa Grande	AZ	RV	16		188	116	100.0%	$2,668
Sunshine Valley	Chandler	AZ	MH	55		381	381	94.5%	$6,027
Verde Valley	Cottonwood	AZ	RV	273	129	352	73	100.0%	$3,447
Casa del Sol East II	Glendale	AZ	MH	29		239	239	96.7%	$6,480
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.0%	$6,204
Palm Shadows	Glendale	AZ	MH	33		293	293	94.2%	$5,715
Mesa Spirit	Mesa	AZ	RV	90		1,600	665	100.0%	$4,528
Monte Vista	Mesa	AZ	RV	142	56	832	745	100.0%	$6,480
Viewpoint	Mesa	AZ	RV	332	55	2,049	1,642	100.0%	$6,163
Hacienda de Valencia	Mesa	AZ	MH	51		364	364	99.5%	$6,774
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	98.5%	$7,558
Seyenna Vistas (The Mark)	Mesa	AZ	MH	60	4	407	407	99.8%	$4,454
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%	$6,068
Casa del Sol West I	Peoria	AZ	MH	31		245	245	99.6%	$6,672
Carefree Manor	Phoenix	AZ	MH	16		130	130	100.0%	$5,614
Central Park	Phoenix	AZ	MH	37		293	293	99.3%	$7,009
Desert Skies	Phoenix	AZ	MH	24		166	166	99.4%	$6,349
Sunrise Heights	Phoenix	AZ	MH	28		199	199	98.5%	$6,749

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Whispering Palms	Phoenix	AZ	MH	15		116	116	100.0%	$5,441
Desert Vista	Salome	AZ	RV	10		125	5	100.0%	$—
Sedona Shadows	Sedona	AZ	MH	48	6	198	198	99.0%	$9,349
Venture In	Show Low	AZ	RV	26		389	277	100.0%	$3,346
Paradise	Sun City	AZ	RV	80		950	765	100.0%	$—
The Meadows	Tempe	AZ	MH	60		390	390	98.5%	$7,286
Fairview Manor	Tucson	AZ	MH	28		237	237	98.3%	$4,652
Westpark	Wickenburg	AZ	MH	48	7	231	231	100.0%	$6,638
Araby	Yuma	AZ	RV	25		337	305	100.0%	$3,715
Cactus Gardens	Yuma	AZ	RV	43		430	271	100.0%	$2,523
Capri RV	Yuma	AZ	RV	20		303	246	100.0%	$3,333
Desert Paradise	Yuma	AZ	RV	26		260	127	100.0%	$2,622
Foothill	Yuma	AZ	RV	18		180	76	100.0%	$2,568
Mesa Verde	Yuma	AZ	RV	28		345	300	100.0%	$3,271
Suni Sands	Yuma	AZ	RV	34		336	208	100.0%	$3,118
Total Arizona Market				2,061	260	15,586	11,837	98.1%	$5,319
Colorado
Hillcrest Village	Aurora	CO	MH	72		601	601	97.5%	$7,590
Cimarron	Broomfield	CO	MH	50		327	327	96.9%	$7,339
Holiday Village,	Co. Springs	CO	MH	38		240	240	88.3%	$7,058
Bear Creek	Sheridan	CO	MH	12		124	124	91.1%	$7,347
Holiday Hills	Denver	CO	MH	99		736	736	84.0%	$7,568
Golden Terrace	Golden	CO	MH	32		264	264	97.7%	$7,729
Golden Terrace South	Golden	CO	MH	15		80	80	78.8%	$5,767
Golden Terrace South RV (h)	Golden	CO	RV	(f)		80	—	—%	$—
Golden Terrace West	Golden	CO	MH	39	7	311	311	87.1%	$6,618
Pueblo Grande	Pueblo	CO	MH	33		251	251	62.5%	$4,496
Woodland Hills	Thornton	CO	MH	55		434	434	79.5%	$7,213
Total Colorado Market				445	7	3,448	3,368	78.5%	$7,113
Northeast
Stonegate Manor	North Windham	CT	MH	114		372	372	96.0%	$5,677
Waterford	Bear	DE	MH	159		731	731	95.1%	$7,468
Whispering Pines	Lewes	DE	MH	67	2	393	393	88.8%	$5,820
Mariners Cove	Millsboro	DE	MH	101		375	375	93.3%	$8,231
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%	$6,670
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%	$6,214
McNicol	Lewes	DE	MH	25		93	93	97.8%	$5,888
Sweetbriar	Millsboro	DE	MH	38		146	146	91.8%	$5,783

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
The Glen	Rockland	MA	MH	24		36	36	100.0%	$7,696
Gateway to Cape Cod	Rochester	MA	RV	80		194	63	100.0%	$2,549
Hillcrest - MA	Rockland	MA	MH	19		80	80	93.8%	$7,152
Old Chatham RV	South Dennis	MA	RV	47	11	312	263	100.0%	$4,439
Sturbridge	Sturbridge	MA	RV	223		155	83	100.0%	$2,008
Fernwood	Capitol Heights	MD	MH	40		329	329	95.4%	$6,433
Williams Estates and Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%	$7,256
Mount Desert Narrows	Bar Harbor	ME	RV	90	12	206	5	100.0%	$2,356
Patten Pond	Ellsworth	ME	RV	43	60	137	19	100.0%	$2,222
Moody Beach	Wells	ME	RV	48	16	203	93	100.0%	$3,105
Pinehurst RV Park	Old Orchard Beach	ME	RV	58		550	496	100.0%	$3,707
Narrows Too	Trenton	ME	RV	42		207	5	100.0%	$3,043
Sandy Beach RV	Contoocook	NH	RV	40		190	116	100.0%	$3,294
Pine Acres	Raymond	NH	RV	100		421	275	100.0%	$3,495
Tuxbury Resort	South Hampton	NH	RV	193	100	305	163	100.0%	$3,722
Mays Landing	Mays Landing	NJ	RV	18		168	50	100.0%	$2,490
Echo Farms	Ocean View	NJ	RV	31		237	210	100.0%	$3,928
Lake & Shore	Ocean View	NJ	RV	162		401	274	100.0%	$5,044
Chestnut Lake	Port Republic	NJ	RV	32		185	29	100.0%	$2,356
Sea Pines	Swainton	NJ	RV	75		549	280	100.0%	$3,817
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	86.2%	$5,903
Rondout Valley Resort	Accord	NY	RV	184	94	398	106	100.0%	$3,231
Alpine Lake	Corinth	NY	RV	200	54	500	334	100.0%	$3,217
Lake George Escape	Lake George	NY	RV	178	30	576	51	100.0%	$3,732
The Woodlands	Lockport	NY	MH	225		1,182	1,182	88.7%	$5,459
Greenwood Village	Manorville	NY	MH	79	14	512	512	96.3%	$9,653
Brennan Beach	Pulaski	NY	RV	201		1,377	1,207	100.0%	$2,536
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	94	100.0%	$2,713
Greenbriar Village	Bath	PA	MH	63		319	319	98.7%	$7,161
Sun Valley	Bowmansville	PA	RV	86	3	265	201	100.0%	$3,045
Green Acres	Breinigsville	PA	MH	149		595	595	95.5%	$8,070
Gettysburg Farm	Dover	PA	RV	124		265	77	100.0%	$2,231
Timothy Lake South	East Stroudsburg	PA	RV	65		327	93	100.0%	$2,474
Timothy Lake North	East Stroudsburg	PA	RV	93		323	137	100.0%	$2,399
Circle M	Lancaster	PA	RV	103		380	88	100.0%	$2,229
Hershey Preserve	Lebanon	PA	RV	196	20	297	50	100.0%	$3,094
Robin Hill	Lenhartsville	PA	RV	44		270	155	100.0%	$2,701

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
PA Dutch County	Manheim	PA	RV	102		269	95	100.0%	$2,147
Spring Gulch	New Holland	PA	RV	114		420	134	100.0%	$4,193
Lil Wolf	Orefield	PA	MH	56		271	271	95.2%	$7,304
Scotrun	Scotrun	PA	RV	63		178	137	100.0%	$2,094
Appalachian	Shartlesville	PA	RV	86	30	358	205	100.0%	$2,826
Mountain View - PA	Walnutport	PA	MH	45		189	189	91.5%	$5,413
Total Northeast Market				4,892	446	18,736	13,550	95.0%	$5,297
Southeast
Hidden Cove	Arley	AL	RV	99	60	79	51	100.0%	$2,519
Diamond Caverns Resort	Park City	KY	RV	714	350	220	11	100.0%	$12,237
Forest Lake	Advance	NC	RV	306	81	305	148	100.0%	$2,488
Scenic	Asheville	NC	MH	28		203	203	89.7%	$4,423
Waterway RV	Cedar Point	NC	RV	27		336	313	100.0%	$4,048
Twin Lakes	Chocowinity	NC	RV	132		419	344	100.0%	$3,285
Green Mountain Park	Lenoir	NC	RV	1,077	400	447	184	100.0%	$1,702
Lake Gaston	Littleton	NC	RV	69	2	235	177	100.0%	$2,588
Lake Myers RV	Mocksville	NC	RV	74		425	315	100.0%	$2,331
Bogue Pines (a)	Newport	NC	MH	50		150	150	85.3%	$3,456
Whispering Pines (a)	Newport	NC	RV	34		278	—	100.0%	$3,545
Goose Creek	Newport	NC	RV	92	6	735	599	100.0%	$4,244
Carolina Landing	Fair Play	SC	RV	73		192	62	100.0%	$2,713
Inlet Oaks	Murrells Inlet	SC	MH	35		172	172	100.0%	$4,542
The Oaks at Point South (h)	Yemassee	SC	RV	10		93	—	—%	$—
Natchez Trace	Hohenwald	TN	RV	672	140	531	149	100.0%	$1,294
Cherokee Landing	Saulsbury	TN	RV	254	124	339	2	100.0%	$3,271
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%	$12,206
Harbor View	Colonial Beach	VA	RV	69		146	38	100.0%	$1,744
Lynchburg	Gladys	VA	RV	170	59	222	25	100.0%	$1,309
Chesapeake Bay	Gloucester	VA	RV	282	80	392	144	100.0%	$3,581
Virginia Landing	Quinby	VA	RV	863	178	233	1	100.0%	$947
Regency Lakes	Winchester	VA	MH	165		523	523	91.4%	$5,993
Williamsburg	Williamsburg	VA	RV	65		211	81	100.0%	$2,206
Total Southeast Market				5,442	1,480	7,385	4,191	93.3%	$4,666
Midwest
O'Connell's		IL	RV	286	100	668	365	100.0%	$3,111
Pheasant Lake Estates	Beecher	IL	MH	160		613	613	97.2%	$7,090
Pine Country	Belvidere	IL	RV	131		126	126	100.0%	$1,847
Willow Lake Estates	Elgin	IL	MH	111		616	616	87.7%	$8,799
Golf Vista Estates	Monee	IL	MH	144	4	408	408	91.4%	$7,784

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Indian Lakes	Batesville	IN	RV	545	159	1,000	467	100.0%	$2,164
Horseshoe Lakes	Clinton	IN	RV	289	96	123	90	100.0%	$1,248
Twin Mills RV	Howe	IN	RV	137	5	501	234	100.0%	$2,150
Hoosier Estates	Lebanon	IN	MH	60		288	288	91.0%	$3,705
Lakeside	New Carlisle	IN	RV	13		89	88	100.0%	$5,504
Oak Tree Village	Portage	IN	MH	76		361	361	67.3%	$5,536
North Glen Village	Westfield	IN	MH	88		282	282	80.1%	$4,840
Lake in the Hills	Auburn Hills	MI	MH	51		238	238	91.2%	$5,830
Bear Cave Resort	Buchanan	MI	RV	25	10	136	14	100.0%	$2,187
Saint Claire	Saint Claire	MI	RV	210	100	229	92	100.0%	$1,440
Swan Creek	Ypsilanti	MI	MH	59		294	294	98.6%	$5,618
Cedar Knolls	Apple Valley	MN	MH	93		457	457	82.5%	$7,372
Cimarron Park	Lake Elmo	MN	MH	230		505	505	83.0%	$7,547
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	81.5%	$4,776
Rosemount Woods	Rosemount	MN	MH	50		182	182	94.0%	$6,897
Buena Vista	Fargo	ND	MH	76		399	399	87.5%	$5,099
Meadow Park	Fargo	ND	MH	17		116	116	83.6%	$3,766
Buena Vista	Jefferson	OH	RV	143	50	119	72	100.0%	$1,341
Wilmington	Wilmington	OH	RV	109	41	169	100	100.0%	$1,814
Rainbow Lake Manor	Bristol	WI	MH	99		270	270	95.9%	$7,153
Fremont	Fremont	WI	RV	98	5	325	81	100.0%	$6,038
Yukon Trails	Lyndon Station	WI	RV	150	30	214	132	100.0%	$1,903
Blackhawk	Milton	WI	RV	214		490	365	100.0%	$3,223
Lakeland	Milton	WI	RV	107		682	457	100.0%	$3,908
Westwood Estates	Pleasant Prairie	WI	MH	95		327	327	92.7%	$7,597
Plymouth Rock	Plymouth	WI	RV	133		610	425	100.0%	$2,390
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	196	100.0%	$2,236
Neshonoc Lakeside	West Salem	WI	RV	48		284	179	100.0%	$3,369
Arrowhead	Wisconsin Dells	WI	RV	166	40	377	194	100.0%	$1,921
Total Midwest Market				4,426	640	12,196	9,461	87.8%	$5,052
Nevada, Utah and Idaho
Coach Royale	Boise	ID	MH	12		91	91	76.9%	$5,016
Maple Grove	Boise	ID	MH	38		271	271	81.2%	$5,093
Shenandoah Estates	Boise	ID	MH	24		153	153	96.7%	$6,038
West Meadow Estates	Boise	ID	MH	29		178	178	99.4%	$5,881
Mountain View - NV	Henderson	NV	MH	72		354	354	98.9%	$8,886
Las Vegas (h)	Las Vegas	NV	RV	11		217	—	100.0%	$—
Bonanza	Las Vegas	NV	MH	43		353	353	56.9%	$6,755

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Boulder Cascade	Las Vegas	NV	MH	39		299	299	75.9%	$7,053
Cabana	Las Vegas	NV	MH	37		263	263	96.6%	$7,298
Flamingo West	Las Vegas	NV	MH	37		258	258	97.3%	$8,337
Villa Borega	Las Vegas	NV	MH	40		293	293	75.4%	$7,533
Westwood Village	Farr West	UT	MH	46		314	314	100.0%	$5,539
All Seasons	Salt Lake City	UT	MH	19		121	121	98.3%	$6,396
St. George	Hurricane	UT	RV	26		123	—	100.0%	$—
Nevada, Utah and Idaho				473	—	3,288	2,948	87.8%	$6,865
Northwest
Cultus Lake (Canada) (b)	Lindell Beach	BC	RV	15		178	94	100.0%	$2,713
Thousand Trails Bend	Bend	OR	RV	289	100	351	56	100.0%	$2,149
Pacific City	Cloverdale	OR	RV	105		307	41	100.0%	$3,398
South Jetty (h)	Florence	OR	RV	57		204	—	100.0%	$—
Seaside Resort	Seaside	OR	RV	80		251	54	100.0%	$3,082
Whaler's Rest Resort	South Beach	OR	RV	39		170	19	100.0%	$3,237
Mt. Hood	Welches	OR	RV	115	30	436	71	100.0%	$7,266
Shadowbrook	Clackamas	OR	MH	21		156	156	98.7%	$8,430
Falcon Wood Village	Eugene	OR	MH	23		183	183	99.5%	$6,946
Quail Hollow (b)	Fairview	OR	MH	21		137	137	97.1%	$8,449
Birch Bay	Blaine	WA	RV	31		246	24	100.0%	$5,781
Mt. Vernon	Bow	WA	RV	311		251	28	100.0%	$3,025
Chehalis	Chehalis	WA	RV	309	85	360	22	100.0%	$2,647
Grandy Creek	Concrete	WA	RV	63		179	3	100.0%	$3,358
Tall Chief (h)	Fall City	WA	RV	71		180	—	100.0%	$—
La Conner (b)	La Conner	WA	RV	106	5	319	42	100.0%	$3,702
Leavenworth	Leavenworth	WA	RV	255	50	266	22	100.0%	$2,159
Thunderbird Resort	Monroe	WA	RV	45	2	136	28	100.0%	$1,746
Little Diamond	Newport	WA	RV	360	119	520	3	100.0%	$1,724
Oceana Resort	Ocean City	WA	RV	16		84	5	100.0%	$1,924
Crescent Bar Resort	Quincy	WA	RV	14		115	13	100.0%	$2,793
Long Beach	Seaview	WA	RV	17		144	14	100.0%	$1,295
Paradise Resort	Silver Creek	WA	RV	60		214	9	100.0%	$5,057
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%	$10,212
Total Northwest Market				2,473	391	5,645	1,282	98.8%	$5,944
Texas
Alamo Palms	Alamo	TX	RV	58		643	327	100.0%	$3,945
Bay Landing	Bridgeport	TX	RV	443	235	293	60	100.0%	$2,006
Colorado River	Columbus	TX	RV	218	51	132	20	100.0%	$3,558

Property	City	State	MH/RV	Acres (c)	Developable Acres (d)	Total Number of Sites as of 12/31/15	Total Number of Annual Sites as of 12/31/15	Annual Site Occupancy as of 12/31/15	Annual Rent as of 12/31/15
Victoria Palms	Donna	TX	RV	117		1,122	506	100.0%	$5,104
Lake Texoma	Gordonville	TX	RV	201		301	101	100.0%	$2,479
Lakewood	Harlingen	TX	RV	30		301	109	100.0%	$2,259
Paradise Park RV	Harlingen	TX	RV	60		563	296	100.0%	$3,440
Sunshine RV	Harlingen	TX	RV	84		1,027	395	100.0%	$2,847
Tropic Winds	Harlingen	TX	RV	112	74	531	130	100.0%	$2,118
Medina Lake	Lakehills	TX	RV	208	50	387	31	100.0%	$2,439
Paradise South	Mercedes	TX	RV	49		493	204	100.0%	$2,338
Lake Tawakoni	Point	TX	RV	324	11	293	85	100.0%	$2,099
Fun n Sun RV	San Benito	TX	RV	135	40	1,435	623	100.0%	$3,601
Southern Comfort	Weslaco	TX	RV	40		403	327	100.0%	$3,152
Country Sunshine	Weslaco	TX	RV	37		390	175	100.0%	$2,725
Lake Whitney	Whitney	TX	RV	403	158	261	33	100.0%	$2,503
Lake Conroe	Willis	TX	RV	129	30	414	156	100.0%	$3,566
Total Texas Market				2,648	649	8,989	3,578	100.0%	$3,382
Grand Total All Markets				37,853	5,318	140,813	101,041	92.9%	$5,832
 _____________________

(a)	Property acquired in 2015.

(b)	Land is leased by us under a non-cancelable operating lease. (See Note 12 to the Consolidated Financial Statements).

(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

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

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by us during 2015, as the Property is leased to a third party operator.

(h)	Property does not contain annual Sites.

Item 3. Legal Proceedings
The legal proceedings disclosure is incorporated herein by reference from Note 18 to the Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ELS. On February 19, 2016, the reported closing price per share of ELS common stock on the NYSE was $68.83 and there were approximately 295 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2015 and 2014 are set forth in the table below:

	Close	High	Low	Distributions Declared
2015
1st Quarter	$54.95	$58.11	$51.57	$0.3750
2nd Quarter	$52.58	$55.74	$51.79	$0.3750
3rd Quarter	$58.57	$59.59	$52.40	$0.3750
4th Quarter	$66.67	$66.89	$57.71	$0.3750
	Close	High	Low	Distributions Declared
2014
1st Quarter	$40.65	$41.61	$35.75	$0.3250
2nd Quarter	$44.16	$45.17	$40.14	$0.3250
3rd Quarter	$42.36	$46.27	$41.44	$0.3250
4th Quarter	$51.55	$52.62	$42.33	$0.3250
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/15-10/31/15	—	$—	None	None
11/1/15-11/30/15	1,060	$59.54	None	None
12/1/15-12/31/15	46,731	$66.73	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2015 through December 31, 2015, 47,791 shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain of our executive officers and directors may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. The Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Total Revenues	$821,654	$776,809	$729,048	$684,298	$577,609
Total Expenses	(675,231)	(644,376)	(653,840)	(622,450)	(537,600)
Equity in income from unconsolidated joint ventures	4,089	4,578	2,039	1,899	1,948
Gain on sale of property (1)	—	1,457	—	—	—
Income from discontinued operations	—	—	7,133	6,116	547
Gain on sale of property, net of taxes	—	—	41,525	4,596	—
Consolidated net income	$150,512	$138,468	$125,905	$74,459	$42,504

Net income available for Common Stockholders	$130,145	$118,731	$106,919	$54,779	$22,775

Comprehensive income attributable to Common Stockholders	$129,988	$119,234	$108,443	$54,742	$20,467

Earnings per Common Share - Basic:
Net income available for Common Stockholders	$1.55	$1.42	$1.29	$0.67	$0.32

Earnings per Common Share - Fully Diluted:
Net income available for Common Stockholders	$1.54	$1.41	$1.28	$0.66	$0.32

Distributions declared per Common Share outstanding	$1.50	$1.30	$1.00	$0.88	$0.75

Weighted average Common Shares outstanding - basic	84,031	83,362	83,018	82,348	71,182
Weighted average Common Shares outstanding - fully diluted	91,907	91,511	91,196	90,862	80,660

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,477,599	$4,387,913	$4,228,106	$4,044,650	$3,960,692
Total assets	$3,420,061	$3,446,339	$3,392,309	$3,398,622	$3,496,407
Total mortgage notes and term loan	$2,145,713	$2,212,246	$2,192,368	$2,261,610	$2,276,250
Series A Preferred Stock (2)	$—	$—	$—	$—	$200,000
Series C Preferred Stock (2)	$136,144	$136,144	$136,144	$136,144	$—
Total Common Equity (3)	$788,924	$775,849	$827,061	$788,158	$799,280

Other Data:
Funds from operations (4)	$261,009	$246,588	$191,049	$209,993	$147,457
Normalized funds from operations (4)	$279,052	$253,257	$232,298	$209,688	$165,950
Total Properties (at end of period) (5)	387	384	377	383	382
Total Sites (at end of period) (5)	143,938	143,113	139,126	142,679	141,132
________________________________

1.
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

2.
In 2011, we, on behalf of selling stockholders, closed on a public offering of Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"). The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. In 2012, we issued 54,458 shares of Series C Preferred Stock which are represented by Depositary Shares. We also exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 Depositary Shares, each representing 1/100th of a share of Series C Preferred Stock. Also in 2012, we redeemed the remaining 2,554,235 shares of Series A Preferred Stock.

3.
In 2011 to partially fund the purchase of a portfolio of Properties (refer to footnote 6 below), we issued 12,075,000 shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs. During the year ended December 31, 2011, we issued 3,416,552 shares of Common Stock and 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the "Series B Preferred Stock") with an aggregate value of $224.2 million, net of offering costs. All of the Series B Preferred Stock was exchanged for Common Stock.

4.
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K for information regarding why we present funds from operations and normalized funds from operations and for a reconciliation of these non-GAAP financial measures to net income available for Common Stock holders.

5.	In 2011, we closed on the acquisition of a portfolio that consisted of 74 manufactured home communities and one RV resort containing 30,129 Sites on approximately 6,400 acres located in 16 states.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2015 Accomplishments

•	Occupancy of manufactured homes within our Core Portfolio (as defined below) increased by 473 Sites to a total of 92.6%.

•	RV Revenue within our Core Portfolio increased by 7.9% as compared to 2014.

•	New home sales volume increased 42.6% as compared to 2014.

•	Title turn-ins and resident pullouts decreased by 186 homes when compared to 2014.

•	Closed on the acquisition of two RV resorts and one MH community for a total purchase price of approximately $23.9 million.

•	Raised our annual dividend to $1.50 per share in 2015, an increase of 15.4% compared to $1.30 per share in 2014.

•
Closed on approximately $395.3 million of refinancing proceeds on 26 Properties. In addition, we retired by defeasance and prepayment approximately $370.2 million of debt secured by 32 Properties and paid maturing debt of approximately $48.7 million. As a result, our current debt balance has a weighted average maturity of 10.3 years.

Overview and Outlook
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis.
The following table shows the breakdown of our Sites by type. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 102,400 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of
December 31, 2015
Community Sites	70,100
Resort Sites:
Annual	25,800
Seasonal	10,400
Transient	10,400
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
143,900
 _____________________

(1)	Includes approximately 5,500 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
For the periods presented our Core Portfolio ("Core Portfolio") consists of our Properties owned and operated during the entire period. For the year ended December 31, 2015, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.1% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 2.3%, resulting in an increase in Core net operating income before deferrals and property management of 5.5%.

One third of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. One half of those rental agreements have a CPI floor of approximately 3%.
State and local rent control regulations affect 27 Properties, including 19 of our 49 California Properties, all of our seven Delaware Properties and one of our five Massachusetts Properties. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.

Management's Discussion (continued)

In the years following the disruption in the site-built housing market, our home sales business was negatively affected by our customers' inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. At these Properties, we have been successful at selling homes and driving occupancy gains through increased home ownership. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales. We continue to see population growth in our key markets, increased access to distribution channels for our products and a renewed willingness by our customers to commit to us for longer periods of time. We have also seen a decrease in homes coming back to us, which generally means that our residents have the opportunity to resell their homes to new residents. While we continue to focus on selling homes, we continue to evaluate rental units, and based on market conditions, we expect to invest in additional new homes for customer rentals.
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core Portfolio. As of December 31, 2015, we increased occupancy in our Core Portfolio by 473 sites with an increase in homeowner occupancy of 749 sites compared with occupancy at December 31, 2014. By comparison, as of December 31, 2014, our Core Portfolio occupancy increased by 214 sites with an increase in homeowner occupancy of 464 sites compared with occupancy at December 31, 2013.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management's focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in one of our communities. New home sales in the manufactured home communities in our Core Portfolio increased by 42.6% over the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities (see the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity).
In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant home sales market in which residents are able to resell their homes, we generally acquire fewer homes through foreclosure or abandonment. Used homes may require rehabilitation before renting them to new customers.
During 2013 we formed a joint venture, ECHO Financing, LLC (the "ECHO JV"), with a home manufacturer to buy and sell homes, as well as to purchase loans made by an unaffiliated lender to purchasers of such homes at our Properties. The ECHO JV may also rent homes to customers in our communities. We also have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
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
As of December 31, 2015, we had 4,967 occupied rental homes in our manufactured housing communities. For the years ended December 31, 2015 and 2014, home rental program net operating income was approximately $32.8 million and $35.8 million, respectively, net of rental asset depreciation expense of approximately $10.7 million and $10.9 million, respectively. Approximately $36.6 million and $39.3 million of home rental operations revenue was included in community base rental income for the years ended December 31, 2015 and 2014, respectively. (see the Rental Operations tables in the sections below for additional detail regarding our rental activity). We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our 2015 Core Portfolio annual revenues were 5.9% higher than in 2014. We believe our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base and we have also been successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their adventures at our resorts. We believe this is an important factor in a customer's decision to relocate. Our customers continue to increase the amount of time spent shopping online for their home and vacation decision which provides an increased customer pool for us of approximately 40 million outdoor enthusiasts who are interested in learning about our product offerings.
For our membership based RV resorts, we offer low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain

Management's Discussion (continued)

Properties. We are offering a Thousand Trails Camping Pass ("TTC") (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products, we have entered into approximately 76,900 TTCs. Our renewal rate for these memberships is approximately 43.1%.
We have a program with RV dealers to feature our TTC as part of the dealers' sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 29,447 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18.3%.
Refer to table below for detail regarding our TTCs for the past five years:

	Years Ended December 31,
	2011	2012	2013	2014	2015
TTC Origination	7,404	10,198	15,607	18,187	25,544
TTC Sales	7,404	8,909	9,289	10,014	11,877
RV Dealer TTC Activations	—	1,289	6,318	8,173	13,667
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
Property Acquisitions, Joint Ventures and Dispositions
The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2014 through December 31, 2015.

Property	Transaction Date	Sites

Total Sites as of January 1, 2014		139,126
Property or Portfolio:
Acquisitions:
Blackhawk	January 7, 2014	490
Lakeland	January 24, 2014	682
Pine Acres	September 26, 2014	421
Echo Farms	September 29, 2014	237
Mays Landing	September 30, 2014	168
Space Coast	October 1, 2014	270
Mesa Spirit	December 30, 2014	1,600
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Expansion Site Development and other:
Sites added (reconfigured) in 2014		119
Sites added (reconfigured) in 2015		94
Total Sites as of December 31, 2015		143,938

Our gross investment in real estate has increased approximately $90 million to $4,478 million as of December 31, 2015 from $4,388 million as of December 31, 2014 primarily due to increased capital expenditures as well as the acquisition of three Properties: Bogue Pines, Whispering Pines and Miami Everglades.

Management's Discussion (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding five Properties owned through Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	51,850	121	37.0%	41.0%
Northeast	18,736	51	13.3%	11.5%
Arizona	15,586	40	11.1%	10.1%
California	13,690	46	9.7%	14.7%
Midwest	12,196	34	8.7%	7.0%
Texas	8,989	17	6.3%	2.9%
Southeast	7,385	24	5.2%	3.6%
Northwest	5,645	24	4.0%	3.1%
Colorado	3,448	11	2.4%	3.2%
Other	3,288	14	2.3%	2.9%
Total	140,813	382	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $13.4 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

Qualification as a REIT
We believe that we have qualified for taxation as a real estate investment trust ("REIT") for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex and concern the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The fact that we hold our assets through our Operating Partnership and our Subsidiaries further complicates the application of the REIT requirements.

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
Recent U.S. Federal Income Tax Legislation

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the "PATH Act").  The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•
"Publicly offered REITs" (which generally include any REIT required to file annual and periodic reports with the SEC, including us) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test.  However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

Management's Discussion (continued)

•
For taxable years beginning after 2015, a 100% excise tax will apply to "redetermined services income," i.e., non-arm's-length income of a REIT's TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
The rate of withholding tax applicable under FIRPTA to certain sales and other dispositions of U.S. real property interests ("USRPIs") by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.  Our common stock may constitute a USRPI to some holders because more than 50% of our assets consist of interests in real property located in the United States.

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, certain look-through, presumption, and other rules will apply for purposes of determining if we qualify as domestically controlled.

•
For dispositions and distributions after December 18, 2015, certain "qualified foreign pension funds" satisfying certain requirements, as well as entities that are wholly owned by a qualified foreign pension fund, are exempt from income and withholding taxes applicable under FIRPTA.  In addition, new FIRPTA rules apply to ownership of REIT shares by "qualified shareholders," which generally include publicly traded non-U.S. stockholders meeting certain requirements.

Supplemental Measures
Management's discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management's view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from property operations, Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO"). A discussion of FFO, Normalized FFO and a reconciliation to net income are included in the presentation of FFO following our "Results of Operations."
Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance, real estate taxes, sales and marketing, and property management expenses. We believe that Income from property operations is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home and RV communities.
The following table reconciles Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property to Income from property operations for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	Total Portfolio
	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income from property operations	$402,446	$376,633	$354,248
Income from home sales operations and other	1,829	3,179	2,702
Total other income and expenses, net	(257,852)	(247,379)	(281,742)
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	$146,423	$132,433	$75,208

Results of Operations
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the years ended December 31, 2015 and 2014 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the years ended December 31, 2015 and December 31, 2014 includes all Properties acquired prior to December 31, 2013 and which we have owned and operated continuously since January 1, 2014. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

Management's Discussion (continued)

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Community base rental income	$441,642	$426,886	$14,756	3.5%	$442,046	$426,886	$15,160	3.6%
Rental home income	14,010	14,827	(817)	(5.5)%	14,012	14,827	(815)	(5.5)%
Resort base rental income	172,455	159,901	12,554	7.9%	184,760	163,968	20,792	12.7%
Right-to-use annual payments	44,443	44,862	(419)	(0.9)%	44,443	44,860	(417)	(0.9)%
Right-to-use contracts current period, gross	12,783	13,892	(1,109)	(8.0)%	12,783	13,892	(1,109)	(8.0)%
Utility and other income	75,038	69,962	5,076	7.3%	76,153	70,209	5,944	8.5%
Property operating revenues, excluding deferrals	760,371	730,330	30,041	4.1%	774,197	734,642	39,555	5.4%

Property operating and maintenance	248,459	242,085	6,374	2.6%	254,668	243,914	10,754	4.4%
Rental home operating and maintenance	7,165	7,440	(275)	(3.7)%	7,167	7,441	(274)	(3.7)%
Real estate taxes	50,163	48,493	1,670	3.4%	50,962	48,714	2,248	4.6%
Sales and marketing, gross	11,742	12,418	(676)	(5.4)%	11,751	12,418	(667)	(5.4)%
Property operating expenses, excluding deferrals and Property management	317,529	310,436	7,093	2.3%	324,548	312,487	12,061	3.9%
Income from property operations, excluding deferrals and Property management (1)	442,842	419,894	22,948	5.5%	449,649	422,155	27,494	6.5%
Property management	44,526	42,638	1,888	4.4%	44,528	42,638	1,890	4.4%
Income from property operations, excluding deferrals (1)	398,316	377,256	21,060	5.6%	405,121	379,517	25,604	6.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,675	2,884	(209)	(7.2)%	2,675	2,884	(209)	(7.2)%
Income from property operations (1)	$395,641	$374,372	$21,269	5.7%	$402,446	$376,633	$25,813	6.9%
__________________________
(1)     Non-GAAP measure.
The 3.5% increase in Core Portfolio community base rental income primarily reflects a 2.9% growth from rate increases and a 0.6% growth from occupancy gains. The average monthly base rent per site increased to approximately $569 in 2015 from approximately $553 in 2014. The average occupancy increased to 92.6% in 2015 from 92.2% in 2014. The increase in property operating and maintenance expenses was primarily driven by increased property payroll and repair and maintenance expenses. The increase in property payroll is driven by increased overtime and additional employees in the current year as well as annual salary increases, while the increase in repair and maintenance is largely due to certain storm events in Texas, California, and North Carolina, higher cabin rental maintenance, and an overall increase in general maintenance supplies expenses.
The decrease in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Annual	$106,358	$100,479	$5,879	5.9%	$115,314	$104,006	$11,308	10.9%
Seasonal	27,386	24,924	2,462	9.9%	28,998	25,052	3,946	15.8%
Transient	38,711	34,498	4,213	12.2%	40,448	34,910	5,538	15.9%
Resort base rental income	$172,455	$159,901	$12,554	7.9%	$184,760	$163,968	$20,792	12.7%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of a lower number of upgrade sales by our third party sales agent. During the year ended December 31, 2015, there were 2,687 upgrade sales with an average price per sale of $4,745. This compares to 2,978 upgrade sales with an average price per sale of $4,665 for the year ended December 31, 2014.
The increase in total portfolio income from property operations is primarily due to increases in Core community base rental income, Core resort base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased utility and other income. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to payroll, repair and maintenance, and property taxes.

Management's Discussion (continued)

Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$17,674	$13,584	$4,090	30.1%
Cost of new home sales (1)	(16,678)	(11,444)	(5,234)	(45.7)%
Gross profit from new home sales	996	2,140	(1,144)	(53.5)%

Gross revenues from used home sales	15,476	14,834	642	4.3%
Cost of used home sales	(15,601)	(15,303)	(298)	(1.9)%
Gross loss from used home sales	(125)	(469)	344	(73.3)%

Brokered resale revenues and ancillary services revenues, net	4,149	3,850	299	7.8%
Home selling expenses	(3,191)	(2,342)	(849)	(36.3)%
Income from home sales operations and other	$1,829	$3,179	$(1,350)	(42.5)%
Home sales volumes:
New home sales (2)	479	336	143	42.6%
New Home Sales Volume - ECHO JV	178	136	42	30.9%
Used home sales	1,489	1,526	(37)	(2.4)%
Brokered home resales	884	936	(52)	(5.6)%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales from our ECHO JV for the years ended December 31, 2015 and 2014, respectively.
The decrease in income from home sales operations and other is primarily due to lower gross profits from new home sales due to a decrease in sales in the California region where Properties are fully occupied. Increased home selling expenses also contributed to the overall decrease, offset by increased income from ancillary services, which include retail sales at various Properties.
Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except rental unit volumes).

	2015	2014	Variance	% Change
Manufactured homes:
New Home	$22,801	$22,711	$90	0.4%
Used Home	27,826	31,399	(3,573)	(11.4)%
Rental operations revenue (1)	50,627	54,110	(3,483)	(6.4)%
Rental home operating and maintenance	(7,167)	(7,441)	274	3.7%
Income from rental operations	43,460	46,669	(3,209)	(6.9)%
Depreciation on rental homes (2)	(10,675)	(10,906)	231	2.1%
Income from rental operations, net of depreciation	$32,785	$35,763	$(2,978)	(8.3)%

Gross investment in new manufactured home rental units (3)	$111,814	$107,729	$4,085	3.8%
Gross investment in used manufactured home rental units	$57,427	$63,258	$(5,831)	(9.2)%

Net investment in new manufactured home rental units	$89,682	$90,134	$(452)	(0.5)%
Net investment in used manufactured home rental units	$36,052	$48,020	$(11,968)	(24.9)%

Number of occupied rentals – new, end of period (4)	2,170	2,020	150	7.4%
Number of occupied rentals—used, end of period	2,797	3,223	(426)	(13.2)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $36.6 million and $39.3 million as of December 31, 2015 and 2014, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.4 million and $6.3 million at December 31, 2015, and 2014, respectively.

(4)	Includes 100 and 33 homes rented through our ECHO JV in 2015 and 2014, respectively.

Management's Discussion (continued)

The decrease in income from rental operations is primarily due to a decrease in the number of occupied used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2015 and 2014 (amounts in thousands).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(113,609)	$(111,065)	$(2,544)	(2.3)%
Amortization of in-place leases	(2,358)	(3,999)	1,641	41.0%
Interest income	7,030	8,347	(1,317)	(15.8)%
Income from other investments, net	7,359	7,053	306	4.3%
General and administrative (excluding transaction costs)	(29,514)	(25,763)	(3,751)	(14.6)%
Transaction costs	(1,130)	(1,647)	517	31.4%
Property rights initiatives and other	(2,986)	(2,923)	(63)	(2.2)%
Early debt retirement	(16,913)	(5,087)	(11,826)	(232.5)%
Interest and related amortization	(105,731)	(112,295)	6,564	5.8%
Total other income and expenses, net	$(257,852)	$(247,379)	$(10,473)	(4.2)%

Depreciation on real estate and rental homes increased primarily due to increased capital expenditures and the acquisitions that occurred during the second half of 2014 and the first half of 2015 (see Note 5 to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
General and administrative expenses increased primarily due to the 2015 restricted stock awards, increased legal fees as well as an increase in insurance expense. (See Note 14 to the Consolidated Financial Statements for additional detail regarding our stock-based compensation plan).
Early debt retirement expense increased as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015, this compares to the $5.1 million fee associated with the early debt retirement of the loan secured by our Colony Cove community incurred in 2014 (See Note 8 to the Consolidated Financial Statements for additional detail regarding our first quarter defeasance and refinancing activity).
A decrease in secured debt, resulting from the aforementioned refinancing and prepayment activity, and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Management's Discussion (continued)

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the years ended December 31, 2014 and 2013 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Community base rental income	$418,877	$406,572	$12,305	3.0%	$426,886	$409,801	$17,085	4.2%
Rental home income	14,756	14,239	517	3.6%	14,827	14,267	560	3.9%
Resort base rental income	156,918	146,989	9,929	6.8%	163,968	147,234	16,734	11.4%
Right-to-use annual payments	44,862	47,967	(3,105)	(6.5)%	44,860	47,967	(3,107)	(6.5)%
Right-to-use contracts current period, gross	13,892	13,815	77	0.6%	13,892	13,815	77	0.6%
Utility and other income	69,080	63,581	5,499	8.6%	70,209	63,800	6,409	10.0%
Property operating revenues, excluding deferrals	718,385	693,163	25,222	3.6%	734,642	696,884	37,758	5.4%

Property operating and maintenance	238,449	228,900	9,549	4.2%	243,914	229,897	14,017	6.1%
Rental home operating and maintenance	7,413	7,443	(30)	(0.4)%	7,441	7,474	(33)	(0.4)%
Real estate taxes	46,926	47,902	(976)	(2.0)%	48,714	48,279	435	0.9%
Sales and marketing, gross	12,418	13,509	(1,091)	(8.1)%	12,418	13,509	(1,091)	(8.1)%
Property operating expenses, excluding deferrals and Property management	305,206	297,754	7,452	2.5%	312,487	299,159	13,328	4.5%
Income from property operations, excluding deferrals and Property management (1)	413,179	395,409	17,770	4.5%	422,155	397,725	24,430	6.1%
Property management	42,638	40,193	2,445	6.1%	42,638	40,193	2,445	6.1%
Income from property operations, excluding deferrals (1)	370,541	355,216	15,325	4.3%	379,517	357,532	21,985	6.1%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,884	3,284	(400)	(12.2)%	2,884	3,284	(400)	(12.2)%
Income from property operations (1)	$367,657	$351,932	$15,725	4.5%	$376,633	$354,248	$22,385	6.3%
__________________________
(1)     Non-GAAP measure.
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.6% growth from rate increases and a 0.4% growth from occupancy gains. The average monthly base rent per site increased to approximately $553 in 2014 from approximately $538 in 2013. The average occupancy increased to 92.2% in 2014 from 91.8% in 2013. The increase in property operating and maintenance expenses was primarily driven by repair and maintenance which includes non-recurring, storm related expenses, utility expenses due to higher rate and usage related to electric expense and payroll expense due to an increase in personnel.
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
Right-to-use annual payments decreased 6.5% partly due to memberships activated through the RV dealer program in 2013 for which we recorded approximately $2.0 million of non-cash revenues and expenses, and partly due to a decrease in member count. During the year ending December 31, 2014, our member count decreased 2,147 members compared to the same period in

Management's Discussion (continued)

2013. Right-to-use contracts current period, gross, net of sales and marketing, gross, increased primarily due to higher upgrade sales.
The increase in total portfolio income from property operations is primarily due to an increases in Core community base rental income, Core resort base rental income and the additional income from property operations related to the 2013 and 2014 acquisitions, partially offset by increases in repair and maintenance, payroll and utility expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except home sales volumes).

	2014	2013	Variance	% Change
Gross revenues from new home sales (1)	$13,584	$4,836	$8,748	180.9%
Cost of new home sales (1)	(11,444)	(4,315)	(7,129)	(165.2)%
Gross profit from new home sales	2,140	521	1,619	310.7%

Gross revenues from used home sales	14,834	13,035	1,799	13.8%
Cost of used home sales	(15,303)	(12,981)	(2,322)	(17.9)%
Gross (loss) profit from used home sales	(469)	54	(523)	(968.5)%

Brokered resale revenues and ancillary services revenues, net	3,850	4,212	(362)	(8.6)%
Home selling expenses	(2,342)	(2,085)	(257)	(12.3)%
Income from home sales operations and other	$3,179	$2,702	$477	17.7%
Home sales volumes:
Total new home sales(2)	336	109	227	208.3%
New Home Sales Volume - ECHO JV	136	26	110	423.1%
Used home sales	1,526	1,588	(62)	(3.9)%
Brokered home resales	936	835	101	12.1%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)
Total new home sales volume includes 26 home sales through our ECHO JV for the years ended December 31, 2014 and 2013, respectively. Includes one third party dealer for the year ended December 31, 2013.

The increase in income from home sales operations and other is primarily due to an increase in home sales volume at generally higher prices resulting in higher gross profits on new home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except rental unit volumes).

	2014	2013	Variance	% Change
Manufactured homes:
New Home	$22,711	$22,278	$433	1.9%
Used Home	31,399	30,715	684	2.2%
Rental operations revenue (1)	54,110	52,993	1,117	2.1%
Rental home operating and maintenance	(7,441)	(7,474)	33	0.4%
Income from rental operations	46,669	45,519	1,150	2.5%
Depreciation on rental homes (2)	(10,906)	(6,535)	(4,371)	(66.9)%
Income from rental operations, net of depreciation	$35,763	$38,984	$(3,221)	(8.3)%

Gross investment in new manufactured home rental units (3)	$107,729	$114,136	$(6,407)	(5.6)%
Gross investment in used manufactured home rental units	$63,258	$63,736	$(478)	(0.7)%

Net investment in new manufactured home rental units	$90,134	$101,073	$(10,939)	(10.8)%
Net investment in used manufactured home rental units	$48,020	$54,871	$(6,851)	(12.5)%

Number of occupied rentals – new, end of period (4)	2,020	2,060	(40)	(1.9)%
Number of occupied rentals—used, end of period	3,223	3,411	(188)	(5.5)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $39.3 million and $38.7 million as of December 31, 2014 and 2013, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	The new home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $6.3 million and $2.7 million at December 31, 2014 and 2013, respectively.

(4)	Includes 33 homes rented through our ECHO JV in 2014.
The increase in income from rental operations is primarily due to the increase in rates on rental units. The increase in depreciation from rental homes is driving the overall decrease in income from rental operations, net of depreciation, due to the change in depreciable life of our new and used manufactured homes effective January 1, 2014 (see Note 2 to the Consolidated Financial Statements for further description of the change in depreciable life).
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2014 and 2013 (amounts in thousands).

	2014	2013	Variance	% Change
Depreciation on real estate and rental homes	$(111,065)	$(108,229)	$(2,836)	(2.6)%
Amortization of in-place leases	(3,999)	(1,940)	(2,059)	(106.1)%
Interest income	8,347	8,260	87	1.1%
Income from other investments, net	7,053	7,515	(462)	(6.1)%
General and administrative (excluding transaction costs)	(25,763)	(26,248)	485	1.8%
Transaction costs	(1,647)	(1,963)	316	16.1%
Property rights initiatives and other	(2,923)	(2,771)	(152)	(5.5)%
Early debt retirement	(5,087)	(37,844)	32,757	86.6%
Interest and related amortization	(112,295)	(118,522)	6,227	5.3%
Total other income and expenses, net	$(247,379)	$(281,742)	$34,363	12.2%

Depreciation on real estate and rental homes increased primarily due to the acquisitions that occurred in the third quarter of 2013 and the change in the depreciable life of our new and used manufactured homes in 2014.
Early debt retirement expenses decreased primarily due to the defeasance costs incurred in 2013 totaling $37.8 million as a result of the long-term refinancing plan. In 2014, we incurred a prepayment fee of approximately $5.1 million associated with the early retirement of the loan secured by our Colony Cove community

Management's Discussion (continued)

Interest and related amortization decreased primarily due to a decrease in secured debt for a majority of 2014 and overall lower weighted average interest rates, resulting from the aforementioned long-term refinancing initiative.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demands for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
On May 4, 2015, we extended our current "at the market" offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 115.7 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $75.3 million in available cash, net of restricted cash, as of December 31, 2015 and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (See Note 8 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the mortgage payoff of approximately $9.8 million funded on January 4, 2016 and the fourth quarter distribution of approximately $34.2 million paid on January 8, 2016, as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of December 31, 2015, we have satisfied all of our 2015 scheduled debt maturities. We expect to satisfy our 2016 maturities with existing cash, anticipated operating cash flow and/or refinancing proceeds.
During the year ended December 31, 2015, we closed on loans with gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years and carry a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans of approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.

Management's Discussion (continued)

The table below summarizes cash flow activity for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

	For the years ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$352,882	$285,745	$255,349
Net cash used in investing activities	(120,707)	(127,885)	(37,854)
Net cash used in financing activities	(225,631)	(142,573)	(196,194)
Net increase in cash and cash equivalents	$6,544	$15,287	$21,301
Operating Activities
Net cash provided by operating activities increased $67.2 million to $352.9 million for the year ended December 31, 2015 from $285.7 million for the year ended December 31, 2014. The overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $25.8 million, a decrease in Escrow deposits, goodwill and other assets of $21.9 million, and an increase of $10.9 million in Accrued expenses and accounts payable. Net cash provided by operating activities increased $30.4 million to $285.7 million for the year ended December 31, 2014 from $255.3 million for the year ended December 31, 2013. The increase in cash provided by operating activities is primarily due to an increase of approximately $61.2 million in income from continuing operations and an increase of $9.1 million in escrow deposits, goodwill and other assets offset by the 2013 Income from discontinued operations of approximately $48.7 million.
Investing Activities
Net cash used in investing activities was $120.7 million for the year ended December 31, 2015 compared to $127.9 million for the year ended December 31, 2014. Significant components of net cash used in investing activities include:

•
We paid approximately $23.7 million in 2015 to acquire the Bogue Pines manufactured home property, Whispering Pines RV Resort, and Miami Everglades RV Resort, which resulted in an additional 731 Sites. In 2014, we paid approximately $81.4 million to acquire the Blackhawk, Lakeland, Pine Acres, Echo Farms, Mays Landing, Space Coast, and Mesa Spirit RV resorts, as well as the Colony Cove land purchase. These acquisitions contributed an additional 3,868 Sites to our portfolio (see Note 5 to the Consolidated Financial Statements for a description of our recent acquisitions).

•
We received approximately $2.1 million in proceeds in 2014 from the condemnation of a certain parcel at our Seyenna Vista Property (see Note 5 to the Consolidated Financial Statements for further description of the sale).

•	We received approximately $10.6 million in 2014 of net deferred exchange deposits which were used to acquire the Blackhawk and Lakeland RV Resorts.

•
We contributed approximately $4.0 million to the ECHO JV in 2015 compared to the $3.5 million we contributed in 2014. Additionally, during the years ended 2015 and 2014, we received $3.7 million and $5.9 million, respectively, in distributions from various joint ventures. Approximately $1.4 million and $2.4 million, respectively, of the distributions made to us, using proceeds generated by refinancing transactions, exceeded our basis in our joint venture and, as such, were recorded as income. (see Note 6 to the Consolidated Financial Statements for a description of our joint ventures).

•
We received approximately $10.5 million of repayments on notes receivable in 2015 compared to $14.9 million in 2014 partially offset by new notes receivable of $9.8 million in 2015 compared to $9.4 million in 2014.

•	We paid approximately $93.8 million and $63.7 million for capital improvements for the years ended December 31, 2015 and 2014, respectively (see Capital Improvements table below).

Management's Discussion (continued)

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

	For the years ended December 31,(1)
	2015	2014	2013
Recurring Capital Expenditures (2)	$36,780	$24,877	$24,881
Property upgrades and site development	13,677	9,219	591
New home investments (3)	35,420	17,629	23,553
Used home investments	7,010	10,119	14,731
Total Property	92,887	61,844	63,756
Corporate	912	1,877	958
Total Capital improvements	$93,799	$63,721	$64,714
__________________________________________________

(1)
Excludes non-cash activity of approximately $0.9 million, $1.4 million and $2.6 million of used homes acquired by repossessions of Chattel Loans collateral for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investments associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $225.6 million for the year ended December 31, 2015 compared to net cash used in financing activities of $142.6 million for the year ended December 31, 2014. Significant components of net cash used in financing activities include:

•
We received $395.3 million in financing proceeds in 2015 compared to $169.0 million in financing proceeds in 2014 (see Note 8 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We paid approximately $37.4 million of amortizing principal debt, approximately $48.7 million of maturing mortgages, defeased approximately $370.2 million of debt and paid approximately $24.1 million in debt issuance and defeasance costs as well as early debt retirement costs in 2015. This compares to the approximately $34.2 million of amortizing principal debt, approximately $90.0 million of maturing mortgages, the refinancing of a $53.8 million loan secured by our Colony Cove community and approximately $11.7 million in debt issuance and early debt retirement costs in 2014. (see Note 8 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $141.8 million in 2015 to common stockholders, common OP Unitholders and preferred stockholders and paid approximately $0.5 million for offering costs and other expenses, offset by proceeds received of approximately $4.9 million from the exercise of stock options and the sale of shares through the employee stock purchase plan. (see Note 4 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $120.7 million in 2014 to common stockholders, common OP Unitholders and preferred stockholders, paid approximately $1.9 million in stock repurchase and redemption costs, and paid approximately $0.6 million for offering costs and other expenses, offset by proceeds received of approximately $1.3 million from the exercise of stock options and the sale of shares through the employee stock purchase program (see Note 4 to the Consolidated Financial Statements for a description of our equity transactions).

Management's Discussion (continued)

Contractual Obligations
As of December 31, 2015, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2016	2017	2018	2019	2020	Thereafter
Long Term Borrowings (1)	$2,136,867	$119,122	$97,531	$230,046	$231,393	$348,413	$1,110,362
Interest Expense (2)	691,775	100,192	92,490	83,251	68,566	53,341	293,935
Operating Lease	12,622	2,097	2,171	2,221	2,062	2,011	2,060
LOC Maintenance Fee (3)	2,064	813	811	440	—	—	—
Ground Lease (4)	18,911	1,967	1,970	1,964	1,968	1,968	9,074
Total Contractual Obligations	$2,862,239	$224,191	$194,973	$317,922	$303,989	$405,733	$1,415,432
Weighted average interest rates - Long Term Borrowings	4.48%	4.79%	4.72%	4.63%	4.42%	4.52%	4.29%
 _____________________

(1)	Balance excludes note premiums of $8.8 million. Balances include debt maturing and scheduled periodic payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of December 31, 2015.

(3)	As of December 31, 2015, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

(4)
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2017 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.

(5)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2015, approximately 31.0% of our outstanding secured debt is fully amortizing.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of our significant accounting policies, see Note 2 of the notes to the Consolidated Financial Statements.
Impairment of Long-Lived Assets and unconsolidated joint ventures
We review our Properties for impairment whenever events or changes in circumstances indicate that the carrying value of the Property may not be recoverable. Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:
•general economic climate;
•competition from other housing options;
•local conditions, such as an increase in unemployment;
•changes in governmental regulations and the related cost of compliance;
•changes in market rental rates; and
•Physical damage or environmental indicators.
Any adverse changes in these factors could cause an impairment in our assets, including real estate and investments in unconsolidated joint venture partnerships.
Revenue Recognition and Allowance for Doubtful Accounts
In conjunction with the acquisition of the Thousand Trails business, we decided to account for the entry of right-to-use contracts in accordance with the Codification Topic "Revenue Recognition" ("FASB ASC 605") based on correspondence with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties

Management's Discussion (continued)

they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront nonrefundable payments over the estimated customer life. For 2015, the customer life was estimated to be 31 years and was based upon our experience operating the membership platform since 2008. For example, we have currently estimated that 2.9% of customers who enter a new right-to-use contract will terminate their contract after the fifth year. Therefore, the upfront nonrefundable payments from 2.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 2.9% of our customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. We continue to monitor customer lives based on historical attrition rates and changes in revenue recognized may occur in the future due to changes in customer behavior.
We evaluate all amounts receivable from customers and an allowance is established based on our assessment of collectibility for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.5 million and $5.1 million as of December 31, 2015 and 2014, respectively. We will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
Business Combinations
Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, construction in progress, ground leases, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities, and any debt assumed. We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.
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
Funds From Operations
Funds from Operations ("FFO") is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), is generally an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.
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

Management's Discussion (continued)

Normalized Funds from Operations ("Normalized FFO") is a non-GAAP measure. We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) the financial impact of contingent consideration; b) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs; c) property acquisition and other transaction costs related to mergers and acquisitions; and d) other miscellaneous non-comparable items.
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
The following table presents a calculation of FFO and Normalized FFO for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Computation of funds from operations:
Net income available for Common Stockholders	$130,145	$118,731	$106,919
Income allocated to common OP Units	11,141	10,463	9,706
Right-to-use contract upfront payments, deferred, net	4,231	5,501	5,694
Right-to-use contract commissions, deferred, net	(1,556)	(2,617)	(2,410)
Depreciation on real estate assets	102,934	100,159	101,694
Depreciation on real estate assets, discontinued operations	—	—	1,536
Depreciation on rental homes	10,675	10,906	6,535
Amortization of in-place leases	2,358	3,999	1,940
Depreciation on unconsolidated joint ventures	1,081	903	960
Gain on sale of property	—	(1,457)	(41,525)
FFO available for Common Stockholders	$261,009	$246,588	$191,049
Change in fair value of contingent consideration asset	—	(65)	1,442
Transaction costs	1,130	1,647	1,963
Early debt retirement	16,913	5,087	37,844
Normalized FFO available for Common Stockholders	$279,052	$253,257	$232,298
Weighted average common shares outstanding—fully diluted	91,907	91,511	91,196

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face related to our long-term indebtedness is the ability to refinance maturing mortgages. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2016 to 2040. At December 31, 2015, approximately 100% or approximately $1.9 billion of our outstanding secured debt had fixed interest rates with scheduled maturities from 2016 to 2040, which minimizes the market risk until the debt matures. In addition, approximately 31.0% of our outstanding secured debt is fully amortizing further reducing the market risk. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $201.6 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $225.1 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of December 31, 2015, $80.6 million, including note premiums of approximately $0.3 million, of our outstanding secured debt was short-term. Our $200.0 million unsecured Term Loan has variable rates based on LIBOR plus 1.35% to 1.95% per annum. However, the 2014 Swap fixes the underlying LIBOR rate at 1.04% per annum for the first three years. (See Note 8 to the Consolidated Financial Statements for definitions of Term Loan and 2014 Swap).

FORWARD-LOOKING STATEMENTS
This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "project," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic "Revenue Recognition;"

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

50

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2015.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
Pursuant to the authority granted in our 2014 Equity Incentive Plan, on November 2, 2015 the Compensation Committee recommended the annual awards of restricted common stock (the "2016 Board Chairperson Awards") to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson and the Audit Committee Chairperson for services rendered in 2016. On November 3, 2015, the Board of Directors approved the 2016 Board Chairperson Awards. The recipients of the 2016 Board Chairperson Awards were allowed to elect to take these shares as options to purchase the number of shares of our common stock equal to five times the number of shares of restricted stock that would have been awarded, with such election being made prior to or on the grant date. All recipients elected to receive the 2016 Board Chairperson Awards as restricted common stock. On February 1, 2016, Mr. Samuel Zell was awarded 40,000 shares of restricted common stock for his service as Chairman of the Board; Ms. Sheli Rosenberg was awarded 1,928 shares of restricted common stock for her service as Compensation Committee Chairperson and Lead Director; Mr. Howard Walker was awarded 1,928 shares of restricted common stock for his service as Executive Committee Chairperson; and Mr. Phil Calian was awarded 1,928 shares of restricted common stock for his service as Audit Committee Chairperson. The shares awarded to Ms. Rosenberg, Mr. Walker and Mr. Calian were determined by dividing $130,000 by the closing price for a share of our common stock on the grant date of February 1, 2016. One-third of the shares awarded under the 2016 Board Chairperson Awards will vest on each of December 31, 2016, December 31, 2017 and December 31, 2018.

PART III
Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2016 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	865,600	23.12	—
Equity compensation plans approved by security holders (2)	—	—	3,405,321
Equity compensation plans not approved by security holders (3)	N/A	N/A	480,340
Total	865,600	23.12	3,885,661
_________________________________

(1)	Represents shares of common stock under our Stock Option and Award Plan adopted in December 1992, prior to its expiration.

(2)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").

(3)
Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in July 1997, as amended in May 2006. Under the Employee Stock Purchase Plan, eligible employees may make monthly contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K "Security Ownership of Certain Beneficial Owners and Management" required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2015 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.
Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2016 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

3.1(e)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(f)	Second Amended and Restated Bylaws effective August 8, 2007

3.3(j)	Articles Supplementary designating our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

3.4(k)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

4.1(h)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2(i)	Form of Depositary Agreement, among us, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares

4.3(j)	Specimen Stock Certificate Evidencing our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.4(j)	Specimen Receipt Evidencing the Depositary Shares

10.1(a)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(c)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(l)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(b)	Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.5(m)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.6(d)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.7(d)	Form of Indemnification Agreement

10.8(g)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.9(o)
Amended, Restated and Consolidated Credit Agreement, dated July 17, 2014, by and among Equity Lifestyle
Properties, Inc. MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein dated July 17, 2014

10.10(o)	Amended, Restated and Consolidated Guaranty dated July 17, 2014 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, N.A dated July 17, 2014

10.11(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and RBC Capital Markets, LLC

10.12(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.13(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.14(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.15(n)	Form of Restricted Share Award Agreement for the Plan

10.16(n)	Form of Option Award Agreement for the Plan

12(r)	Computation of Ratio of Earnings to Fixed Charges

14(p)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated November 5, 2014

21(r)	Subsidiaries of the registrant

23(r)	Consent of Independent Registered Public Accounting Firm

24.1(r)	Power of Attorney for Philip C. Calian dated February 16, 2016

24.2(r)	Power of Attorney for David J. Contis dated February 17, 2016

24.3(r)	Power of Attorney for Thomas E. Dobrowski dated February 18, 2016

24.4(r)	Power of Attorney for Thomas P. Heneghan dated February 16, 2016

24.5(r)	Power of Attorney for Tao Huang dated February 22, 2016

24.6(r)	Power of Attorney for Sheli Z. Rosenberg dated February 17, 2016

24.7(r)	Power of Attorney for Howard Walker dated February 17, 2016

24.8(r)	Power of Attorney for Gary Waterman dated February 18, 2016

24.9(r)	Power of Attorney for William Young dated February 22, 2016

24.10(r)	Power of Attorney for Samuel Zell dated February 17, 2016

31.1(r)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(r)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(r)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(r)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(r)
The following materials from Equity LifeStyle Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(b)	Included as Exhibit A to our definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(c)	Included as an exhibit to our Report on Form 10-K dated December 31, 2005

(d)	Included as an exhibit to our Report on Form 10-K dated December 31, 2006

(e)	Included as an exhibit to our Report on Form 8-K dated May 18, 2007

(f)	Included as an exhibit to our Report on Form 8-K dated August 8, 2007

(g)	Included as an exhibit to our Report on Form 8-K dated December 8, 2000, filed on September 25, 2008

(h)	Included as an exhibit to our Report on Form S-3 ASR dated May 6, 2009

(i)	Included as an exhibit to our Schedule TO/13E-3 dated August 23, 2012

(j)	Included as an exhibit to our Form 8-A dated September 14, 2012

(k)	Included as an exhibit to our Report on Form 8-K dated November 25, 2013

(l)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(m)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014

(n)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

(o)	Included as an exhibit to our Report on Form 8-K dated July 17, 2014

(p)	Included as an exhibit to our Report on Form 10-K dated December 31, 2014

(q)	Included as an exhibit to our Report on Form 8-K dated May 4, 2015

(r)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 23, 2016	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 23, 2016	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	February 23, 2016	By:	/s/ Ann Wallin
Ann Wallin
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 23, 2016
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) *Attorney in Fact	February 23, 2016
Paul Seavey

/s/ ANN WALLIN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016
Ann Wallin

*SAMUEL ZELL	Chairman of the Board	February 23, 2016
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 23, 2016
Howard Walker

*THOMAS P. HENEGHAN	Co-Vice-Chairman of the Board	February 23, 2016
Thomas P. Heneghan

*PHILIP C. CALIAN	Director	February 23, 2016
Philip C. Calian

*DAVID J. CONTIS	Director	February 23, 2016
David J. Contis

*THOMAS E. DOBROWSKI	Director	February 23, 2016
Thomas E. Dobrowski

* TAO HUANG	Director	February 23, 2016
Tao Huang

* SHELI Z. ROSENBERG	Director	February 23, 2016
Sheli Z. Rosenberg

*GARY WATERMAN	Director	February 23, 2016
Gary Waterman

*WILLIAM YOUNG	Director	February 23, 2016
William Young

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc.'s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Lifestyle Properties' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Equity Lifestyle Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, and the financial statement schedule listed in the Index to the financial statements of Equity Lifestyle Properties, Inc., and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2016

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(amounts in thousands, except for share and per share data)

	December 31, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$1,101,676	$1,091,550
Land improvements	2,787,882	2,734,304
Buildings and other depreciable property	588,041	562,059
	4,477,599	4,387,913
Accumulated depreciation	(1,282,423)	(1,169,492)
Net investment in real estate	3,195,176	3,218,421
Cash	80,258	73,714
Notes receivable, net	35,463	37,137
Investment in unconsolidated joint ventures	17,741	13,512
Deferred financing costs, net	23,368	21,833
Deferred commission expense	30,865	28,589
Escrow deposits, goodwill and other assets, net	37,190	53,133
Total Assets	$3,420,061	$3,446,339
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,945,713	$2,012,246
Term loan	200,000	200,000
Unsecured line of credit	—	—
Accrued expenses and accounts payable	76,044	64,520
Deferred revenue—upfront payments from right-to-use contracts	78,405	74,174
Deferred revenue—right-to-use annual payments	9,878	9,790
Accrued interest payable	8,715	9,496
Rents and other customer payments received in advance and security deposits	74,300	67,463
Distributions payable	34,315	29,623
Total Liabilities	2,427,370	2,467,312
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value 9,945,539 and 9,765,900 shares authorized as of December 31, 2015 and 2014, respectively; none issued and outstanding. As of December 31, 2014 includes 179,639 authorized shares 6% Series D Cumulative Preferred stock authorized; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of December 31, 2015 and December 31, 2014 at liquidation value	136,144	136,144
Common stock, $0.01 par value 200,000,000 shares authorized as of December 31, 2015 and December 31, 2014; 84,253,065 and 83,879,779 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	843	838
Paid-in capital	1,039,140	1,029,601
Distributions in excess of accumulated earnings	(250,506)	(254,209)
Accumulated other comprehensive loss	(553)	(381)
Total Stockholders' Equity	925,068	911,993
Non-controlling interests – Common OP Units	67,623	67,034
Total Equity	992,691	979,027
Total Liabilities and Equity	$3,420,061	$3,446,339

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2015, 2014, and 2013
(amounts in thousands, except for share and per share data)

	2015	2014	2013
Revenues:
Community base rental income	$442,046	$426,886	$409,801
Rental home income	14,012	14,827	14,267
Resort base rental income	184,760	163,968	147,234
Right-to-use annual payments	44,443	44,860	47,967
Right-to-use contracts current period, gross	12,783	13,892	13,815
Right-to-use contract upfront payments, deferred, net	(4,231)	(5,501)	(5,694)
Utility and other income	76,153	70,209	63,800
Gross revenues from home sales	33,150	28,418	17,871
Brokered resale revenues and ancillary services revenues, net	4,149	3,850	4,212
Interest income	7,030	8,347	8,260
Income from other investments, net	7,359	7,053	7,515
Total revenues	821,654	776,809	729,048
Expenses:
Property operating and maintenance	254,668	243,914	229,897
Rental home operating and maintenance	7,167	7,441	7,474
Real estate taxes	50,962	48,714	48,279
Sales and marketing, gross	11,751	12,418	13,509
Right-to-use contract commissions, deferred, net	(1,556)	(2,617)	(2,410)
Property management	44,528	42,638	40,193
Depreciation on real estate assets and rental homes	113,609	111,065	108,229
Amortization of in-place leases	2,358	3,999	1,940
Cost of home sales	32,279	26,747	17,296
Home selling expenses	3,191	2,342	2,085
General and administrative	30,644	27,410	28,211
Property rights initiatives and other	2,986	2,923	2,771
Early debt retirement	16,913	5,087	37,844
Interest and related amortization	105,731	112,295	118,522
Total expenses	675,231	644,376	653,840
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	146,423	132,433	75,208
Equity in income of unconsolidated joint ventures	4,089	4,578	2,039
Gain on sale of property	—	1,457	—
Consolidated income from continuing operations	150,512	138,468	77,247
Discontinued Operations:
Income from discontinued operations before gain on sale of property	—	—	7,133
Gain on sale of property, net of tax	—	—	41,525
Consolidated income from discontinued operations	—	—	48,658
Consolidated net income	150,512	138,468	125,905

Income allocated to non-controlling interests – Common OP Units	(11,141)	(10,463)	(9,706)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,226)	(9,274)	(9,280)
Net income available for Common Stockholders	$130,145	$118,731	$106,919

Consolidated net income	$150,512	$138,468	$125,905
Other comprehensive income (loss) ("OCI"):
Adjustment for fair market value of swap	(172)	546	1,663
Consolidated comprehensive income	150,340	139,014	127,568
Comprehensive income allocated to non-controlling interests – Common OP Units	(11,126)	(10,506)	(9,845)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,226)	(9,274)	(9,280)
Comprehensive income attributable to Common Stockholders	$129,988	$119,234	$108,443
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2015, 2014, and 2013
(amounts in thousands, except for share and per share data)

	2015	2014	2013
Earnings per Common Share – Basic:
Income from continuing operations	$1.55	$1.42	$0.75
Income from discontinued operations	—	—	0.54
Net income available for Common Stockholders	$1.55	$1.42	$1.29
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$1.54	$1.41	$0.75
Income from discontinued operations	—	—	0.53
Net income available for Common Stockholders	$1.54	$1.41	$1.28

Weighted average Common Shares outstanding – basic	84,031	83,362	83,018
Weighted average Common Shares outstanding – fully diluted	91,907	91,511	91,196

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2015, 2014, and 2013
(amounts in thousands)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2012	$832	$1,012,514	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
Conversion of Common OP Units to Common Stock	—	280	—	—	(280)	—	—
Issuance of Common Stock through exercise of options	1	247	—	—	—	—	248
Issuance of Common Stock through employee stock purchase plan	1	719	—	—	—	—	720
Compensation expenses related to stock options and restricted stock	—	5,952	—	—	—	—	5,952
Repurchase of Common Stock or Common OP Units	—	(1,121)	—	—	—	—	(1,121)
Adjustment for Common OP Unitholders in the Operating Partnership	—	6,730	—	—	(6,730)	—	—
Adjustment for fair market value of swap	—	—	—	—	—	1,663	1,663
Release of common shares from escrow	—	(3,412)	—	—	—	—	(3,412)
Net income	—	—	9,280	106,919	9,706	—	125,905
Distributions	—	—	(9,280)	(83,350)	(7,564)	—	(100,194)
Issuance of OP Units	—	—	—	—	9,686	—	9,686
Other	—	(544)	—	—	—	—	(544)
Balance, December 31, 2013	$834	$1,021,365	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of Common OP Units to Common Stock	4	4,091	—	—	(4,095)	—	—
Issuance of Common Stock through employee stock purchase plan	1	1,327	—	—	—	—	1,328
Compensation expenses related to stock options and restricted stock	—	7,568	—	—	—	—	7,568
Repurchase of Common Stock or Common OP Units	—	(1,870)	—	—	—	—	(1,870)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(727)	—	—	727	—	—
Adjustment for fair market value of swap	—	—	—	—	—	546	546
Release of common shares from escrow	(1)	(1,933)	—	—	—	—	(1,934)
Net income	—	—	9,274	118,731	10,463	—	138,468
Distributions	—	—	(9,274)	(108,857)	(9,558)	—	(127,689)
Other	—	(220)	—	—	(375)	—	(595)
Balance, December 31, 2014	$838	$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of Common OP Units to Common Stock	—	225	—	—	(225)	—	—
Issuance of Common Stock through exercise of options	2	3,814	—	—	—	—	3,816
Issuance of Common Stock through employee stock purchase plan	—	1,083	—	—	—	—	1,083
Compensation expenses related to restricted stock	—	8,582	—	—	—	—	8,582
Repurchase of Common Stock or Common OP Units	—	(3,201)	—	—	—	—	(3,201)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(496)	—	—	496	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(172)	(172)
Net income	—	—	9,226	130,145	11,141	—	150,512
Distributions	—	—	(9,226)	(126,416)	(10,823)	—	(146,465)
Other	3	(468)	—	(26)	—	—	(491)
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
(amounts in thousands)

	2015	2014	2013
Cash Flows From Operating Activities:
Consolidated net income	$150,512	$138,468	$125,905
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property	—	(1,457)	(41,525)
Early debt retirement	16,913	5,087	37,844
Depreciation	114,698	111,872	110,505
Amortization of in-place leases	2,358	3,999	1,940
Amortization of loan costs	4,216	4,783	5,304
Debt premium amortization	(3,869)	(5,185)	(6,842)
Equity in income of unconsolidated joint ventures	(4,089)	(4,578)	(2,039)
Distributions of income from unconsolidated joint ventures	3,584	3,362	1,311
Amortization of stock-related compensation	8,582	7,568	5,952
Revenue recognized from right-to-use contract upfront payments	(8,552)	(8,391)	(8,121)
Commission expense recognized related to right-to-use contracts	3,595	2,934	2,601
Long term incentive plan compensation	973	1,900	1,907
Provision for uncollectible rents receivable	537	101	230
Changes in assets and liabilities:
Notes receivable activity, net	66	(1,037)	(123)
Deferred commission expense	(5,871)	(6,272)	(5,011)
Escrow deposits, goodwill and other assets	44,095	22,230	7,180
Accrued expenses and accounts payable	5,632	(5,282)	83
Deferred revenue – upfront payments from right-to-use contracts	12,783	13,892	13,815
Deferred revenue – right-to-use annual payments	88	(1,346)	48
Rents received in advance and security deposits	6,631	3,097	4,385
Net cash provided by operating activities	352,882	285,745	255,349
Cash Flows From Investing Activities:
Real estate acquisition	(23,687)	(81,391)	(117,707)
Proceeds from disposition of property	—	2,102	157,975
Tax-deferred exchange deposit	—	10,576	(11,976)
Investment in unconsolidated joint ventures	(4,000)	(3,489)	(2,641)
Distributions of capital from unconsolidated joint ventures	80	2,580	—
Repayments of notes receivable	10,490	14,899	11,552
Issuance of notes receivable	(9,791)	(9,441)	(10,343)
Capital improvements	(93,799)	(63,721)	(64,714)
Net cash used in investing activities	(120,707)	(127,885)	(37,854)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	4,899	1,326	968
Distributions:
Common Stockholders	(122,077)	(102,346)	(62,546)
Common OP Unitholders	(10,470)	(9,123)	(5,648)
Preferred Stockholders	(9,226)	(9,274)	(9,280)
Stock repurchase and Unit redemption	(3,201)	(1,870)	(1,121)
Lines of credit repayments	—	—	(20,000)
Lines of credit proceeds	—	—	20,000
Principal payments and mortgage debt payoff	(456,308)	(178,040)	(450,492)
New mortgage notes payable financing proceeds	395,323	169,000	375,500
Debt issuance and defeasance costs	(24,080)	(11,651)	(43,031)
Other	(491)	(595)	(544)
Net cash used in financing activities	(225,631)	(142,573)	(196,194)
Net increase in cash and cash equivalents	6,544	15,287	21,301
Cash, beginning of period	73,714	58,427	37,126
Cash, end of period	$80,258	$73,714	$58,427

The accompanying notes are an integral part of the financial statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
(amounts in thousands)

	2015	2014	2013
Supplemental information:
Cash paid during the period for interest	$106,423	$112,963	$120,497
Capital improvements – used homes acquired by repossessions	$909	$1,431	$2,591
Net repayments of notes receivable – used homes acquired by repossessions	$(909)	$(1,431)	$(2,591)
Building and other depreciable property – reclassification of rental homes	$28,790	$23,494	$14,401
Escrow deposits and other assets – reclassification of rental homes	$(28,790)	$(23,494)	$(14,401)

Real estate acquisitions:
Investment in real estate	$(23,900)	$(122,366)	$(133,344)
Deferred financing costs, net	—	(284)	(59)
Escrow deposits and other assets	(53)	(12)	(1,100)
Debt assumed and financed on acquisition	—	34,559	5,382
Accrued expenses and accounts payable	62	1,947	711
Rents and other customer payments received in advance and security deposits	204	4,765	1,017
Non-controlling interest - Common OP Units	—	—	9,686
Real estate acquisitions, net	$(23,687)	$(81,391)	$(117,707)

Proceeds from dispositions of rental property and other:
Investment in real estate	$—	$87	$113,068
Notes receivable, net	—	—	6,507
Other, net	—	558	(2,167)
Gain on sale of property	—	1,457	40,567
Total proceeds from dispositions of rental property and other	$—	$2,102	$157,975

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Our Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries (the "Subsidiaries"), is referred to herein as "we," "us," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties"). We lease individual developed areas ("Sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated Sites ("Site Set") within the Properties. At certain Properties, we provide access to our Sites through right-to-use or membership contracts. We believe that we have qualified for taxation as a real estate investment trust ("REIT") for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We must meet a number of organizational requirements, including a requirement to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain.
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
Our operations are conducted primarily through the Operating Partnership. We contributed the proceeds from our initial public offering and subsequent offerings to the Operating Partnership for units of common interests in the partnership ("OP Units"). In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary we owned. As of December 31, 2013, MHC Trust was merged into ELS resulting in the general partnership interest of the Operating Partnership being directly held by ELS (see Note 15 to the Consolidated Financial Statements for preferred stock issued in connection with the merger). We currently hold a number of OP Units equal to the number of our outstanding common shares. The financial results of the Operating Partnership and the Subsidiaries are consolidated in our consolidated financial statements. In addition, since certain activities, if performed by us, may cause us to earn income which is not qualifying for the REIT gross income tests, we have formed taxable REIT Subsidiaries, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to engage in such activities.
Several Properties are wholly owned by Realty Systems, Inc. ("RSI"), one of our taxable REIT Subsidiaries. In addition, RSI is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties we own and manage. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. RSI also operates ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.
The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2015, the Non-Controlling Interests—Common OP Units represented 7,207,678 OP Units which are convertible into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets Generally Accepted Accounting Principles ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP in the United States issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the "Codification").

(a)	Basis of Consolidation
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations of our Subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations, the purchase price of Properties is accounted for in accordance with the Codification Topic Business Combinations ("FASB ASC 805").
We have applied the Codification Sub-Topic "Variable Interest Entities" ("FASB ASC 810-10-15"). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to, the ability to direct financing, and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have concluded that, as of December 31, 2015, we were not the primary beneficiary of any VIE's.
We have also applied the Codification Sub-Topic "Control of Partnerships and Similar Entities" ("FASB ASC 810-20"), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. We apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).
In February 2015, the FASB issued ("ASU 2015-02") Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively, with early adoption permitted. We are currently in the process of completing our evaluation, but we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

(c) Real Estate
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
In accordance with the Codification Sub-Topic "Impairment or Disposal of Long Lived Assets" ("FASB ASC 360-10-35"), we periodically evaluate our long-lived assets to be held and used, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, enviromental and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
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
For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time we have made the decision to dispose of the Property, have an agreement to sell the Property within a year and due diligence has been completed. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded.
In April 2014, the FASB issued ("ASU 2014-08") Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 became effective prospectively for fiscal years beginning after December 15, 2014, but could be early-adopted. We elected to early adopt ASU 2014-08, effective January 1, 2014 and are applying the revised definition to all disposals on a prospective basis, including the gain on sale of property recognized during the year ended December 31, 2014. The results of assets sold continue to be classified as discontinued operations for the year ended December 31, 2013, within our Consolidated Statements of Income and Comprehensive Income.
(d) Acquisitions
In accordance with Codification Topic "Business Combinations" ("FASB ASC 805"), we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. We also expense transaction costs as they are incurred. The results of operations of acquired assets are included in the Consolidated Statements of Income and Comprehensive Income from the dates of acquisition. Purchase price allocations may be finalized within one year following any acquisition and applied retroactively to the date of acquisition.
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
Notes receivable – Income approach based on discounted cash flows discounting contractual cash flows at a market rate adjusted based on particular notes' or note holders' down payment, credit score and delinquency status.
Mortgage notes payable – Income approach based on discounted cash flows comparing contractual cash flows to cash flows of similar debt discounted based on market rates.
(e) Restricted Cash
Cash as of both December 31, 2015 and 2014 included approximately $5.0 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.
(f) Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic "Modifications and Extinguishments" ("FASB ASC 470-50-40"). Accumulated amortization for such costs was $33.7 million and $29.8 million at December 31, 2015 and 2014, respectively.
In April 2015, the FASB issued ("ASU 2015-03") Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, currently classified as deferred financing costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB issued ("ASU 2015-15") Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. The new standards are effective for annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 will only affect the presentation of our Consolidated Balance Sheet.
(g) Identified Intangibles and Goodwill
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
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. In accordance with Codification Topic "Goodwill and Other Intangible Assets" ("FASB ASC 350"), goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

As of December 31, 2015 and 2014, the gross carrying amounts of identified intangible assets and goodwill were approximately $12.1 million, which is reported as a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets. As of December 31, 2015 and 2014, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $2.6 million and $2.2 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, amortization expense for the identified intangible assets was approximately $0.4 million and $0.3 million, respectively.
(h) Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Codification Topic "Fair Value Measurements and Disclosures" ("FASB ASC 820") establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
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
Our mortgage notes payable and term loan had a carrying value of approximately $2.1 billion and $2.2 billion as of December 31, 2015 and 2014, respectively, and a fair value of approximately $2.2 billion and $2.3 billion as of December 31, 2015 and 2014, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2015 and 2014, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions, as discussed in Note 5 to the Consolidated Financial Statements.
(i) Revenue Recognition
We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer's stay, the majority of which are for a term of not greater than one year. For the years ended December 31, 2015, 2014, and 2013, approximately 41.0%, 40.9%, and 40.7%, respectively, of our revenue was generated by Properties located in Florida, approximately 10.1%, 9.6%, and 9.8%, respectively, by Properties located in Arizona and approximately 14.7%, 15.2%, and 15.7%, respectively, by Properties located in California.
We adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic Revenue Recognition ("FASB ASC 605"). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront non-refundable payments over the estimated customer life which are based on historical attrition rates. For the years ended December 31, 2015, 2014, and 2013, the customer life was estimated to be 31 years.
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
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact of adoption that the standard will have on our consolidated financial statements and related disclosures.
(j) Non-Controlling Interests
A non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under Codification Topic "Consolidation" ("FASB ASC 810"), such non-controlling interests are reported on the consolidated balance sheets within equity, separately from our equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. We make this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which we have a choice to settle the contract by delivery of our own shares, we considered the guidance in the Codification Topic "Derivatives and Hedging—Contracts in Entity's Own Equity" ("FASB ASC 815-40") to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
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
Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Non-controlling Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
 In accordance with FASB ASC 810, we present the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.3 million of private REIT Subsidiaries preferred stock.
(k) Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2015, the REIT had a federal net operating loss carryforward of approximately $88 million. The REIT would be entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no tax benefit has been recorded for the years ended December 31, 2015, 2014 and 2013.
In addition, we have several taxable REIT Subsidiaries ("TRSs"), which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance for the years ended December 31, 2015, 2014 and 2013.
The REIT is still subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.
As of December 31, 2015, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.8 billion (unaudited) and $38.4 million (unaudited), respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

During the years ended December 31, 2015, 2014 and 2013, our tax treatment of common stock distributions were as follows (unaudited):

	2015	2014	2013
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.169	$1.217	$0.680
Long-term capital gain	—	—	0.211
Nondividend distributions	0.081	—	—
Unrecaptured section 1250 gain	—	—	0.067
Distributions declared per Common Share outstanding	$1.250	$1.217	$0.958
The quarterly distribution paid on January 8, 2016 of $0.375 (unaudited) per common share will all be allocable to 2016 for federal tax purposes.
Note 3—Earnings Per Common Share
Earnings per Common Share are based on the weighted average number of common shares outstanding during each year. Codification Topic "Earnings Per Share" ("FASB ASC 260") defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, unvested restricted shares and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit for a share of common stock has no material effect on earnings per common share on a fully diluted basis.
On July 15, 2013, we effected a two-for-one stock split of our common stock, by and in the form of a stock dividend that was paid to stockholders of record on July 5, 2013. Each common shareholder of record on July 5, 2013, received one additional share of common stock for each share held and our historical Consolidated Financial Statements for periods prior to this date were adjusted retroactively to reflect the stock split. The incremental par value was recorded as an increase to the common stock account on our balance sheet to reflect the newly issued shares and such amount was offset by a reduction in the paid-in capital account on our balance sheet. Pursuant to the anti-dilution provision in the Operating Partnership's Agreement of Limited Partnership, the stock split also affected the common OP Units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3—Earnings Per Common Share (continued)

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerators:
Income from Continuing Operations:
Income from continuing operations	$150,512	$138,468	$77,247
Amounts allocated to dilutive securities	(11,141)	(10,463)	(5,617)
Preferred Stock distributions	(9,226)	(9,274)	(9,280)
Income from continuing operations available to Common Stockholders – basic	130,145	118,731	62,350
Amounts allocated to dilutive securities	11,141	10,463	5,617
Income from continuing operations available to Common Stockholders – fully diluted	$141,286	$129,194	$67,967
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$—	$—	$44,569
Net Income Available for Common Stockholders:
Net income available for Common Stockholders—basic	$130,145	$118,731	$106,919
Amounts allocated to dilutive securities	11,141	10,463	9,706
Net income available for Common Stockholders—fully diluted	$141,286	$129,194	$116,625
Denominator:
Weighted average Common Stockholders outstanding—basic	84,031	83,362	83,018
Effect of dilutive securities:
Redemption of Common OP Units for Common Stockholders	7,216	7,411	7,549
Stock options and restricted Stockholders	660	738	629
Weighted average Common Stockholders outstanding—fully diluted	91,907	91,511	91,196

Earnings per Common Share—Basic:
Income from continuing operations	$1.55	$1.42	$0.75
Income from discontinued operations	—	—	0.54
Net income available for Common Stockholders	$1.55	$1.42	$1.29

Earnings per Common Share—Fully Diluted:
Income from continuing operations	$1.54	$1.41	$0.75
Income from discontinued operations	—	—	0.53
Net income available for Common Stockholders	$1.54	$1.41	$1.28

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions
In July 1997, we adopted the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, as amended on May 3, 2006, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2015, 2014 and 2013 were 19,788, 30,739 and 18,411, respectively.
The following table presents the changes in our outstanding common stock for the years ended December 31, 2015, 2014 and 2013 (excluding OP Units of 7,207,678, 7,231,967, and 7,667,723 outstanding at December 31, 2015, 2014 and 2013, respectively):

	2015	2014	2013
Shares outstanding at January 1,	83,879,779	83,313,677	83,193,310
Common stock issued through conversion of OP Units	24,289	435,756	29,566
Common stock issued through exercise of options	220,000	—	20,000
Common stock issued through stock grants	158,013	186,666	173,332
Common stock issued through ESPP and Dividend Reinvestment Plan	20,134	31,203	19,013
Common stock repurchased and retired	(49,150)	(87,523)	(121,544)
Shares outstanding at December 31,	84,253,065	83,879,779	83,313,677
During the years ended December 31, 2015, 2014 and 2013, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $66.20, $51.62 and $36.48 per share, respectively.
As of both December 31, 2015 and 2014, ELS' percentage ownership of the Operating Partnership was approximately 92.1%. The remaining approximately 7.9% was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2013:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.2500	March 31, 2013	March 28, 2013	April 12, 2013
$0.2500	June 30, 2013	June 28, 2013	July 12, 2013
$0.2500	September 30, 2013	September 27, 2013	October 11, 2013
$0.2500	December 31, 2013	December 27, 2013	January 10, 2014
$0.3250	March 31, 2014	March 28, 2014	April 11, 2014
$0.3250	June 30, 2014	June 27, 2014	July 11, 2014
$0.3250	September 30, 2014	September 26, 2014	October 10, 2014
$0.3250	December 31, 2014	December 26, 2014	January 9, 2015
$0.3750	March 31, 2015	March 27, 2015	April 10, 2015
$0.3750	June 30, 2015	June 26, 2015	July 10, 2015
$0.3750	September 30, 2015	September 25, 2015	October 9, 2015
$0.3750	December 31, 2015	December 28, 2015	January 8, 2016

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Investment in Real Estate
Acquisitions
During the years ended December 31, 2015, 2014 and 2013 we acquired all of the following Properties from unaffiliated third parties (dollars in millions):
1) During the year ended December 31, 2015, we acquired the following Properties:
(a) In February 2015, we completed the acquisition of two properties, Bogue Pines, a 150-Site manufactured home community, and Whispering Pines, a 278-Site RV resort, both located in coastal North Carolina. The total purchase price of approximately $12.3 million was funded with available cash.
(b) In June 2015, we completed the acquisition of Miami Everglades, a 303-Site RV resort, located in Miami, Florida. The total purchase price of $11.6 million was funded with available cash.
2) During the year ended December 31, 2014, we acquired seven RV resorts collectively containing 3,868 Sites for a combined purchase price of approximately $85.7 million. As a result of these acquisitions, we assumed approximately $32.3 million of mortgage debt, excluding note premiums of approximately $2.3 million. The remaining purchase price was funded with available cash. We also exercised a purchase option and purchased land comprising a portion of our Colony Cove Property which was part of a portfolio of Properties acquired in 2011. The total purchase price of $35.9 million was funded with available cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the quarter ended March 31, 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller.
3) During the year ended December 31, 2013, we acquired Fiesta Key, a 324-Site RV Resort located in the Florida Keys, for a purchase price of approximately $24.6 million funded with available cash. We also acquired three manufactured home communities, referred to as the Riverside acquisition, located in the Chicago metropolitan area collectively containing approximately 1,207 Sites for a purchase price of $102.0 million. The purchase price was funded by approximately $9.7 million of limited partnership interests in our Operating Partnership, equivalent to 240,969 OP Units, and the remainder was funded with available cash.
We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment within one year of purchase due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the years ended December 31, 2015, 2014, and 2013 which we determined using Level-2 inputs for mortgage notes payable and other liabilities and Level-3 inputs for assets (amounts in thousands):

	2015	2014	2013
Assets acquired
Land	$8,985	$66,390	$41,022
Buildings and other depreciable property	13,948	52,329	87,306
Manufactured homes	345	1,086	1,155
In-place leases	622	2,561	3,910
Net investment in real estate	$23,900	$122,366	$133,393
Other assets	53	1,197	1,025
Total assets acquired	$23,953	$123,563	$134,418
Liabilities assumed
Mortgage notes payable	$—	$34,559	$5,382
Other liabilities	266	6,712	1,777
Total liabilities assumed	$266	$41,271	$7,159
Net assets acquired	$23,687	$82,292	$127,259
In January 2016, we completed the acquisition of Rose Bay, a 306-site RV resort, located in Port Orange, Florida. The total purchase price of $7.4 million was funded with available cash.
In accordance with our policy, the measurement period for the purchase price of the 2015 acquisitions is open as of December 31, 2015, however, we do not anticipate any further material purchase price adjustments related to these acquisitions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5—Investment in Real Estate (continued)

Dispositions and real estate held for disposition
During the three years ended December 31, 2015, 2014, and 2013 we disposed of the following Properties:
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
2) On May 8, 2013, we entered into a purchase and sale agreement to sell 11 manufactured home communities located in Michigan (the "Michigan Properties") collectively containing approximately 5,344 Sites for a net sale price of approximately $165.0 million. We closed on the sale of ten of the Michigan Properties on July 23, 2013, and closed on the sale of the eleventh Michigan Property on September 25, 2013. In accordance with FASB Codification Sub-Topic "Property, Plant and Equipment - Real Estate Sales - Derecognition" ("FASB ASC 360-20-40-5"), we recognized a gain on sale of real estate assets of approximately $40.6 million.
During the year ended December 31, 2013, we recognized approximately $1.0 million of gain on the sale as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the 2012 disposition of Cascade.
Results of operations for the Michigan Properties have been presented separately as discontinued operations for the year ended December 31, 2013 in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the year ended December 31, 2013 (amounts in thousands):

Year Ended
December 31, 2013
Community base rental home income	$11,565
Rental income	1,948
Utility and other income	1,384
Discontinued property operating revenues	14,897
Property operating expenses	6,126
Income from discontinued property operations	8,771
Loss from home sales operations	(78)
Other income and expenses	332
Interest and amortization	(355)
Depreciation and in place lease amortization	(1,537)
Discontinued operations, net	$7,133
As of December 31, 2015, we have no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
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
We recorded approximately $4.1 million, $4.6 million, and $2.0 million (each net of approximately $1.1 million, $0.9 million, and $1.0 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the years ended December 31, 2015, 2014, and 2013, respectively. We received approximately $3.7 million, $5.9 million, and $1.3 million in distributions from joint ventures for the years ended December 31, 2015, 2014 and 2013, respectively. Approximately $1.4 million and $2.4 million of the distributions made to us, using proceeds generated by refinancing transactions, exceeded our basis in joint ventures and, as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2015 and 2014, respectively.
In 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the "ECHO JV"). We entered into the ECHO JV to buy, sell and rent homes, as well as to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions. On February 12, 2015, we contributed approximately $4.0 million to the ECHO JV which brought our total investment to $10.0 million. Additionally, on January 4, 2016, we contributed $5.0 million to the ECHO JV, bringing our total investment to approximately $15.0 million.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2015 and 2014, respectively):

					Investment as of		Income for Years Ended
Investment	Location	Number of Sites	Economic Interest(a)		December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2013
Meadows	Various (2,2)	1,077	50%		$162	$—	$1,401	$2,294	$1,138
Lakeshore	Florida (2,2)	342	65%		46	9	1,777	1,350	271
Voyager	Arizona (1,1)	1,706	50%	(b)	7,166	7,201	846	806	760
Other	Various (0,0)	—	20%	(c)	—	—	—	25	(188)
Echo JV	Various (0,0)	—	50%		10,367	6,302	65	103	58
		3,125			$17,741	$13,512	$4,089	$4,578	$2,039
_________________________

(a)	The percentages shown approximate our economic interest as of December 31, 2015. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(c)	During the year ended December 31, 2014, we received payment of $0.1 million for the sale of our remaining 20% interest in the Time Shares Only joint venture.
Note 7—Notes and Contracts Receivable
Notes Receivable
Notes receivable generally are presented at their outstanding unpaid principal balances net of any allowances, deferred fees or costs on originated loans and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases, we purchase loans made by others to finance the sales of homes to our customers (referred to as "Chattel Loans"). These loans are secured by the purchased homes.
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.
Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain Properties. As of December 31, 2015 and 2014, we had approximately $17.6 million and $18.9 million, respectively, of these Chattel Loans included in notes receivable. As of December 31, 2015, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 21.1%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million and $0.4 million as of December 31, 2015 and 2014, respectively.
During the year ended December 31, 2014, we received principal payment of approximately $1.0 million on a previously reserved loan related to one of our previous acquisitions.
Contracts Receivable
We also provide financing for nonrefundable upgrades to existing right-to-use contracts ("Contracts Receivable"). These Contracts Receivable represent loans to customers who have entered right-to-use contracts. Contracts Receivables are also generally presented at their outstanding unpaid principal balances net of an allowance reserve.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7—Notes and Contracts Receivable (continued)

As of December 31, 2015 and 2014, we had approximately $17.8 million and $18.2 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million. The Contracts Receivable have an average stated interest rate of 16.1%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for amounts receivable from tenants, Contracts Receivable and Chattel Loans. We evaluate all amounts receivable from residents and establish an allowance for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.5 million and $5.1 million as of December 31, 2015 and 2014, respectively. An allowance is established for a portion of the Contracts Receivable when an upfront payment is financed. The Contracts Receivable allowance is based upon historical collection rates and current economic trends. The allowance and the rate at which we provide for losses on our Contracts Receivable could be increased or decreased in the future based on our actual collection experience.
During the years ended December 31, 2015, 2014 and 2013, our allowance for doubtful accounts was as follows (amounts in thousands):

	2015	2014	2013
Balance, beginning of period	$7,110	$7,927	$6,987
Provision for losses	4,055	4,209	5,152
Write-offs	(4,695)	(5,026)	(4,212)
Balance, end of period	$6,470	$7,110	$7,927
Note 8—Borrowing Arrangements
Mortgage Notes Payable
As of December 31, 2015 and 2014, we had outstanding mortgage indebtedness on Properties of approximately $1.9 billion and $2.0 billion, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the year ended December 31, 2015 was approximately 5.0% per annum. The debt bears interest at stated rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2016 to 2040. The debt encumbered a total of 127 and 137 of our Properties as of December 31, 2015 and December 31, 2014, respectively, and the carrying value of such Properties was approximately $2.2 billion and $2.4 billion, respectively, as of such dates.
2015 Activity
During the year ended December 31, 2015, we closed on loans with total gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, carry a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans totaling approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.
2014 Activity
During the year ended December 31, 2014, we closed on four loans with total proceeds of $54.0 million which were secured by two manufactured home properties and two RV resorts. The loans had a weighted average interest rate of 4.54% per annum and were set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, had a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. We also paid off 17 mortgages totaling approximately $90.0 million that had a weighted average interest rate of 5.57% per annum. In connection with the Blackhawk and Lakeland acquisitions, we assumed approximately $13.3 million of mortgage debt, excluding mortgage note premiums of $1.0 million, with a weighted average interest rate of 6.48% per annum, secured by the resort properties and are set to mature in 2017 and 2018. Finally, in connection with the Mesa Spirit acquisition, we assumed approximately $19.0 million of mortgage debt, excluding a mortgage

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8—Borrowing Arrangements (continued)

note premium of $1.0 million, with a stated interest rate of 5.66% per annum, secured by the resort property and is set to mature in 2017.
In January 2016, we paid off a maturing mortgage loan of $9.8 million, with a stated interest rate of 5.48% per annum, secured by one manufactured home property.
Term Loan
As of December 31, 2015 and 2014, our $200.0 million unsecured Term Loan (the "Term Loan") matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year LIBOR Swap Agreement (the "2014 Swap") allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (see Note 9 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of December 31, 2015 and 2014, our unsecured Line of Credit ("LOC") had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term. In 2014, we incurred commitment and arrangement fees of approximately $3.5 million to enter into the LOC and extend the Term Loan.
As of December 31, 2015, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Future Maturities of Debt
The table below presents as of December 31, 2015, the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2016	$119,122
2017	97,531
2018	230,046
2019	231,393
2020	348,413
Thereafter	1,110,362
Net unamortized premiums	8,846
Total	$2,145,713
Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As required by Codification Topic "Derivatives and Hedging" ("FASB ASC 815") , we record all derivatives on the balance sheet at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in our exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Derivative Instruments and Hedging Activities (continued)

In connection with our Term Loan, we entered into the 2014 Swap (see Note 8 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of December 31, 2015, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the years ended December 31, 2015, 2014, and 2013.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.7 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of December 31, 2015 and 2014 (amounts in thousands).

	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest Rate Swap	Accrued expenses and accounts payable	$553	$381
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)			Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2015	December 31, 2014	December 31, 2013		December 31, 2015	December 31, 2014	December 31, 2013
Interest Rate Swap	$1,900	$1,230	$188	Interest Expense	$1,728	$1,776	$1,851
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2015, we have not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of December 31, 2015 and 2014, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	2015	2014
Deferred revenue—upfront payments from right-to-use contracts, as of January 1,	$74,174	$68,673
Right-to-use contracts current period, gross	12,783	13,892
Revenue recognized from right-to-use contract upfront payments	(8,552)	(8,391)
Right-to-use contract upfront payments, deferred, net	4,231	5,501
Deferred revenue—upfront payments from right-to-use contracts, as of December 31,	$78,405	$74,174

Deferred commission expense, as of January 1,	$28,589	$25,251
Deferred commission expense	5,871	6,272
Commission expense recognized	(3,595)	(2,934)
Net increase in deferred commission expense	2,276	3,338
Deferred commission expense, as of December 31,	$30,865	$28,589
Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 39 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents scheduled to be received under non-cancelable tenant leases at December 31, 2015 are as follows (amounts in thousands):

Year	Amount
2016	$58,725
2017	54,587
2018	37,273
2019	19,189
2020	15,048
Thereafter	38,540
Total	$223,362
Note 12—Operating Leases
We have operating leases covering our office space expiring at various dates through 2023. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business. We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2017 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2015, 2014, and 2013 total operating lease payments for office space and rent due under ground leases, aggregated $3.8 million, $3.7 million, and $5.1 million, respectively. The following table summarizes our minimum future rental payments under our operating leases as of December 31, 2015 (amounts in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Office Rent Lease	$12,622	$2,097	$2,171	$2,221	$2,062	$2,011	$2,060
Ground Lease	18,911	1,967	1,970	1,964	1,968	1,968	9,074
Total Operating Leases	$31,533	$4,064	$4,141	$4,185	$4,030	$3,979	$11,134

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Transactions with Related Parties
Riverside Portfolio acquisition
On August 1, 2013, we closed on the Riverside Acquisition (See Note 5 to the Consolidated Financial Statements). Patrick Waite, our Executive Vice President and Chief Operating Officer, was formerly employed by an affiliate of Riverside Communities, as a result of which he had financial interests in the sale that resulted in him receiving his share in cash upon the closing of the acquisition. Mr. Waite did not participate in our management's analysis, decision-making or recommendation to the Board of Directors with respect to the acquisition. In addition, David Helfand, the founder and CEO of Riverside Communities, served in various positions with us before 2005, including, at various times, as our Chief Financial Officer, Chief Executive Officer, and as a member of our Board of Directors. Mr. Helfand is currently Co-President of Equity Group Investments, an entity affiliated with Sam Zell, Chairman of our Board of Directors.
Corporate Headquarters
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million for the years ended December 31, 2015, 2014 and 2013.
Other
On October 18, 2012, our Chief Executive Officer, Thomas Heneghan, accepted an offer to become Chief Executive Officer of Equity International Management, LLC ("Equity International"), effective in February 2013, and he resigned as our Chief Executive Officer effective February 1, 2013. During the period from October 18, 2012 through February 1, 2013, Mr. Heneghan continued to serve as our Chief Executive Officer, but he also performed certain services for Equity International, an entity affiliated with Mr. Zell, Chairman of our Board of Directors. We paid Mr. Heneghan his regular compensation through February 1, 2013. However, in our consideration for allowing Mr. Heneghan to perform certain services for Equity International during this period, we and Equity International agreed that Equity International would reimburse us for a portion of Mr. Heneghan's compensation in the amount of $0.3 million.
Note 14— Equity Incentive Awards
We follow Codification Topic "Stock Compensation" ("FASB ASC 718") in accounting for our share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee's requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors.
Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock ("Restricted Stock Grants"), (ii) options to acquire shares of common stock ("Options"), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the "Compensation Committee"). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of December 31, 2015, 3,405,321 shares remained available for grant.
Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are made by the Board of Directors.

Grants Issued
On February 1, 2016, we awarded Restricted Stock Grants for 73,000 shares of common stock at a fair market value of approximately $4.9 million to certain members of our senior management for their service in 2016. These Restricted Stock Grants will vest on December 31, 2016.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14—Equity Incentive Awards (continued)

On February 1, 2016, we awarded Restricted Stock Grants for 45,784 shares of common stock at a fair market value of approximately $3.1 million to certain members of the Board of Directors for services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee in 2016. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2016, December 31, 2017, and December 31, 2018.
On November 3, 2015, we awarded a Restricted Stock Grants for 473 shares of common stock at a fair market value of approximately $28,300 to a certain member of our Board of Directors for services as Director rendered for the remainder of 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of May 3, 2016, November 3, 2016, and November 3, 2017.
On June 1, 2015, we awarded Restricted Stock Grants for 3,000 shares of common stock at a fair market value of approximately $0.2 million to a certain member of our senior management. This Restricted Stock Grant vested on December 31, 2015.
On May 12, 2015, we awarded Restricted Stock Grants for 29,440 shares of common stock at a fair market value of approximately $1.6 million to certain members of our Board of Directors for their services rendered in 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of November 12, 2015, May 12, 2016, and May 12, 2017.
On February 2, 2015, we awarded Restricted Stock Grants for 78,000 shares of common stock at a fair market value of approximately $4.3 million to certain members of our senior management for their service in 2015. These Restricted Stock Grants vested on December 31, 2015.
On February 2, 2015, we awarded Restricted Stock Grants for 47,101 shares of common stock at a fair market value of approximately $2.6 million to certain members of the Board of Directors for services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee in 2015. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2015, December 31, 2016, and December 31, 2017.
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
On May 8, 2013, we awarded Restricted Stock Grants for 40,000 shares of common stock at a fair market value of approximately $1.7 million to the members of the Board of Directors for services rendered during 2013. One-third of the shares of restricted common stock covered by these awards vested on each of November 8, 2013, May 8, 2014, and May 8, 2015.
On April 10, 2013, we awarded Restricted Stock Grants for 2,000 shares of common stock at a fair market value of $80,200 to a member of our senior management. These Restricted Stock Grants vested on December 31, 2013.
On March 13, 2013, we awarded Restricted Stock Grants for 666 shares of common stock at a fair market value of approximately $24,800 to a member of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vested on each of September 13, 2013, March 13, 2014, and March 13, 2015.
On February 1, 2013, we awarded Restricted Stock Grants for 68,666 shares of common stock at a fair market value of $2.5 million to certain members of our senior management for their services in 2013. These Restricted Stock Grants vested on December 31, 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14—Equity Incentive Awards (continued)

On January 31, 2013, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for their services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee in 2013. One-third of the shares of restricted common stock covered by these awards vested on each of December 31, 2013, December 31, 2014, and December 31, 2015.
The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
Stock-based compensation expense, reported in "General and administrative" on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2015, 2014 and 2013 was approximately $8.6 million, $7.6 million, and $6.0 million, respectively.
A summary of our restricted stock activity, and related information for the years ended December 31, 2015, 2014, and 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	94,020	$32.97
Shares granted	173,332	37.32
Shares vested	(167,564)	34.97
Balance at December 31, 2013	99,788	37.17
Shares granted	186,666	42.61
Shares vested	(184,229)	40.49
Balance at December 31, 2014	102,225	41.09
Shares granted	158,014	54.68
Shares vested	(174,739)	49.17
Balance at December 31, 2015	85,500	49.72
Compensation expense to be recognized subsequent to December 31, 2015 for Restricted Stock Grants issued prior to 2015 that have not yet vested was approximately $3.8 million, which is expected to be recognized over a weighted average term of 1.4 years.
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. No options were issued, forfeited or expired during the years ended December 31, 2015, 2014, and 2013.
A summary of our stock option activity, and related information for the years ended December 31, 2015, 2014, and 2013 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2012	1,105,600	$21.78	4.0
Options exercised	(20,000)	12.34
Balance at December 31, 2013	1,085,600	21.95	3.1
Options exercised	—	—
Balance at December 31, 2014	1,085,600	21.95	2.1
Options exercised	(220,000)	17.35
Balance at December 31, 2015	865,600	23.12	1.6
Exercisable at December 31, 2015	865,600	23.12	1.6
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. No options were exercised for the year ending December 31, 2014, and the intrinsic value of exercised options for the year ending December 31, 2015 and 2013, was $8.6 million and $0.5 million, respectively. For the years ending December 31,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14—Equity Incentive Awards (continued)

2015, 2014 and 2013, the intrinsic value of outstanding and exercisable options was $37.7 million, $32.1 million and $15.5 million, respectively.
Note 15— Preferred Stock
Our Board of Directors is authorized under our charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $0.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of our common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange.
We account for the Preferred Stock in accordance with the Codification Topic "Distinguishing Liabilities from Equity—SEC Materials" ("FASB ASC 480-10-S99"). Holders of the 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Stock") have certain preference rights with respect to the common stock and the Series C Preferred Stock is classified as redeemable interests inside of permanent equity on our Consolidated Balance Sheet due to the right of holders to convert such stock into common stock in certain circumstances involving a change of our control.
On December 30, 2013, in connection with the MHC Trust merger, we authorized 179,764 shares and issued 125 shares of our Series D Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust's 6% Series A Cumulative Non-Qualified Preferred Stock, and authorized and issued 250 shares of our Series E Preferred Stock with a liquidation value of $1,000.00 per share, having substantially the same terms and same rights as shares of MHC Trust's 18.75% Series B Cumulative Non-Voting Preferred Stock. On December 31, 2014, we redeemed all of our Series D Preferred Stock and Series E Preferred Stock. On February 12, 2015, we filed articles supplementary reclassifying 179,639 authorized but unissued shares of Series D Preferred Stock as shares of preferred stock without designation as to class or series, and confirming that 125 shares of Series D Preferred Stock and 250 shares of Series E Preferred Stock are now shares of preferred stock without designation as to class or series.
Note 16—Long-Term Cash Incentive Plan
On February 12, 2016, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2016 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. The 2016 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the "Eligible Payment") is based upon certain performance conditions being met over a three year period ending December 31, 2018.
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our compensation committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP and, including employer costs, is currently estimated to be approximately $5.6 million.
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2013 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. Such Board approval was upon recommendation of the Committee. For the year ended December 31, 2015, we had accrued compensation expense of approximately $4.8 million. On February 12, 2016, the Compensation Committee approved payments under the 2013 LTIP of approximately $4.8 million to the participants, including employer costs.
Note 17—Savings Plan
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), to cover our employees and those of our Subsidiaries, if any. The 401(k) Plan permits our eligible employees and those of any Subsidiary to defer up to 60% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, we will match 100% of the participant's contribution up to the first 3% and then 50% of the next 2% for a maximum potential match of 4%. Employee's and our matching contributions will vest immediately.
Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as we determined. Our contribution to the 401(k) Plan was approximately $1.5 million

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 17—Savings Plan

for the year ended December 31, 2015 and approximately $1.3 million for the years ended December 31, 2014 and December 31, 2013.
Note 18—Commitments and Contingencies
California Rent Control Litigation
As part of our effort to realize the value of our Properties subject to rent control, we previously initiated lawsuits against certain localities in California with the goal of achieving a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. We have discovered through the litigation process that certain municipalities considered condemning our Properties at values well below the value of the underlying land. In our view, a failure to articulate market rents for Sites governed by restrictive rent control would put us at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. We are cognizant of the need for affordable housing in the jurisdictions, but assert that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, we would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts have included the following matters:
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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys' fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys' fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys' fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs' claims on appeal except one, relating to whether the park's rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney's fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants' rehearing petition and ordered the parties

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of the plaintiffs' claims on appeal except the one relating to whether the park's rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney's fees and other costs.
As of result of a settlement we reached with the plaintiffs remaining in the litigation, pursuant to which among other provisions the parties agreed to mutually release all of their claims in the litigation without any payment by us, on September 28, 2015 the plaintiffs filed with the Superior Court a request for dismissal with prejudice of the entire action, to which we consented.
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
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury's verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court's December 5, 2014 order. The Court of Appeal issued an order setting the briefing sequence and ordered commencement of the briefing. On December 15, 2015, the plaintiffs filed their Opening Appellant's Brief. We intend to continue to vigorously defend ourselves in this litigation.
At December 31, 2015, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On May 13, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. Hearings on the motion were held on July 17, 2015 and September 18, 2015. On October 7, 2015, the court denied our motion. On December 3, 2015, we filed a notice of appeal from the denial of our motion.
Santiago Estates
On September 4, 2015, a group of tenants at our Santiago Estates Property in Sylmar, California filed a complaint in the California Superior Court for Los Angeles County, Case No. BC593831, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On November 24, 2015 we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. The hearing date for that motion remains to be determined.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

Civil Investigation by Certain California District Attorneys
In November 2014, we received a civil investigative subpoena from the office of the District Attorney for Monterey County, California ("MCDA"), seeking information relating to, among other items, statewide compliance with asbestos and hazardous waste regulations dating back to 2005 primarily in connection with demolition and renovation projects performed by third-party contractors at our California Properties. We responded by providing the information required by the subpoena.
On October 20, 2015, we attended a meeting with representatives of the MCDA and certain other District Attorneys' offices at which the MCDA reviewed the preliminary results of their investigation including, among other things, (i) alleged violations of asbestos and related regulations associated with approximately 200 historical demolition and renovation projects in California; (ii) potential exposure to civil penalties and unpaid fees; and (iii) next steps with respect to a negotiated resolution of the alleged violations. No legal proceedings have been instituted to date and we are involved in settlement discussions with the District Attorneys' offices. We continue to assess the allegations and the underlying facts, and at this time we are unable to predict the outcome of the investigation or reasonably estimate any possible loss.
Other
In addition to legal matters discussed above, we are involved in various other legal and regulatory proceedings ("Other Proceedings") arising in the ordinary course of business. The Other Proceedings include, but are not limited to, notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to our water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Other Proceedings taken together do not represent a material liability. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.
Note 19—Reportable Segments
Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income ("NOI"). NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income, depreciation and amortization of in-place leases.
We have identified two reportable segments: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the three years ended December 31, 2015, 2014, and 2013. The following tables summarize our segment financial information (amounts in thousands):

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

Year Ended December 31, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$758,834	$48,431	$807,265
Operations expenses	(360,353)	(42,637)	(402,990)
Income from segment operations	398,481	5,794	404,275
Interest income	2,813	4,119	6,932
Depreciation on real estate assets and rental homes	(102,747)	(10,862)	(113,609)
Amortization of in-place leases	(2,358)	—	(2,358)
Income (loss) from operations	$296,189	$(949)	295,240
Reconciliation to Consolidated net income
Corporate interest income			98
Income from other investments, net			7,359
General and administrative			(30,644)
Property rights initiatives and other			(2,986)
Early debt retirement			(16,913)
Interest and related amortization			(105,731)
Equity in income of unconsolidated joint ventures			4,089
Consolidated net income			$150,512

Total assets	$3,177,531	$242,530	$3,420,061
Capital improvements	$51,369	$42,430	$93,799

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

Year Ended December 31, 2014

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$716,942	$44,467	$761,409
Operations expenses	(345,067)	(36,530)	(381,597)
Income from segment operations	371,875	7,937	379,812
Interest income	2,984	4,466	7,450
Depreciation on real estate assets and rental homes	(99,980)	(11,085)	(111,065)
Amortization of in-place leases	(3,999)	—	(3,999)
Income from operations	$270,880	$1,318	272,198
Reconciliation to Consolidated net income
Corporate interest income			897
Income from other investments, net			7,053
General and administrative			(27,410)
Property rights initiatives and other			(2,923)
Early debt retirement			(5,087)
Interest and related amortization			(112,295)
Equity in income of unconsolidated joint ventures			4,578
Gain on sale of property			1,457
Consolidated net income			$138,468

Total assets	$3,178,883	$267,456	$3,446,339
Capital improvements	$35,973	$27,748	$63,721
Year Ended December 31, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$679,992	$33,281	$713,273
Operations expenses	(329,468)	(26,855)	(356,323)
Income from segment operations	350,524	6,426	356,950
Interest income	3,397	4,373	7,770
Depreciation on real estate assets and rental homes	(101,374)	(6,855)	(108,229)
Amortization of in-place leases	(1,940)	—	(1,940)
Income from operations	$250,607	$3,944	254,551
Reconciliation to Consolidated net income
Corporate interest income			490
Income from other investments, net			7,515
General and administrative			(28,211)
Property rights initiatives and other			(2,771)
Early debt retirement			(37,844)
Interest and related amortization			(118,522)
Equity in income of unconsolidated joint ventures			2,039
Gain on sale of property, net of tax			41,525
Discontinued operations			7,133
Consolidated net income			$125,905

Total assets	$3,096,826	$295,483	$3,392,309
Capital improvements	$26,430	$38,284	$64,714

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Revenues:
Community base rental income	$442,046	$426,886	$409,801
Resort base rental income	184,760	163,968	147,234
Right-to-use annual payments	44,443	44,860	47,967
Right-to-use contracts current period, gross	12,783	13,892	13,815
Right-to-use contract upfront payments, deferred, net	(4,231)	(5,501)	(5,694)
Utility income and other	76,153	70,209	63,800
Ancillary services revenues, net	2,880	2,628	3,069
Total property operations revenues	758,834	716,942	679,992
Expenses:
Property operating and maintenance	254,668	243,914	229,897
Real estate taxes	50,962	48,714	48,279
Sales and marketing, gross	11,751	12,418	13,509
Right-to-use contract commissions, deferred, net	(1,556)	(2,617)	(2,410)
Property management	44,528	42,638	40,193
Total property operations expenses	360,353	345,067	329,468
Income from property operations segment	$398,481	$371,875	$350,524
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Revenues:
Gross revenue from home sales	$33,150	$28,418	$17,871
Brokered resale revenues, net	1,269	1,222	1,143
Rental home income (a)	14,012	14,827	14,267
Total revenues	48,431	44,467	33,281
Expenses:
Cost of home sales	32,279	26,747	17,296
Home selling expenses	3,191	2,342	2,085
Rental home operating and maintenance	7,167	7,441	7,474
Total expenses	42,637	36,530	26,855
Income from home sales and rentals operations segment	$5,794	$7,937	$6,426

(a)	Segment information does not include Site rental income included in Community base rental income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2015 and 2014 (amounts in thousands, except for per share amounts):

2015	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$208,414	$201,480	$210,144	$201,616
Income from operations	$82,014	$68,097	$72,512	$72,617
Consolidated net income	$31,813	$36,826	$42,106	$39,767
Net income available for Common Stockholders	$27,185	$31,786	$36,673	$34,501
Weighted average Common Shares outstanding—Basic	83,961	84,031	84,057	84,072
Weighted average Common Shares outstanding—Diluted	91,777	91,851	91,940	91,875
Net income per Common Share outstanding—Basic	$0.32	$0.38	$0.44	$0.41
Net income per Common Share outstanding—Diluted	$0.32	$0.38	$0.43	$0.41

2014	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$196,745	$189,025	$200,778	$190,261
Income from operations	$73,730	$62,770	$67,545	$68,153
Consolidated net income	$43,890	$30,040	$30,276	$34,262
Net income available for Common Stockholders	$38,099	$25,483	$25,746	$29,403
Weighted average Common Shares outstanding—Basic	83,116	83,234	83,531	83,562
Weighted average Common Shares outstanding—Diluted	91,353	91,420	91,528	91,644
Net income per Common Share outstanding—Basic	$0.46	$0.31	$0.31	$0.35
Net income per Common Share outstanding—Diluted	$0.46	$0.30	$0.31	$0.35

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$106	$212	$716	$928	$(228)	2006
Apache East	Apache Junction	AZ	(5,555)	2,236	4,181	—	56	2,236	4,237	6,473	(881)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,567	932	4,786	5,718	(3,038)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	861	1,440	5,206	6,646	(2,030)	2003
Cactus Gardens	Yuma	AZ	(6,853)	1,992	5,984	—	424	1,992	6,408	8,400	(2,443)	2004
Capri RV	Yuma	AZ	—	1,595	4,774	—	353	1,595	5,127	6,722	(1,598)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	875	706	3,915	4,621	(2,228)	1998
Casa del Sol East II	Glendale	AZ	(4,248)	2,103	6,283	—	2,944	2,103	9,227	11,330	(4,215)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	852	2,450	8,304	10,754	(4,718)	1998
Casa del Sol West I	Peoria	AZ	—	2,215	6,467	—	2,320	2,215	8,787	11,002	(4,409)	1996
Casita Verde RV	Casa Grande	AZ	—	719	2,179	—	125	719	2,304	3,023	(740)	2006
Central Park	Phoenix	AZ	(14,191)	1,612	3,784	—	1,643	1,612	5,427	7,039	(4,623)	1983
Countryside RV	Apache Junction	AZ	(9,032)	2,056	6,241	—	1,449	2,056	7,690	9,746	(3,317)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	134	2,394	4,150	6,544	(847)	2011
Desert Paradise	Yuma	AZ	—	666	2,011	—	261	666	2,272	2,938	(917)	2004
Desert Skies	Phoenix	AZ	(5,315)	792	3,126	—	723	792	3,849	4,641	(2,229)	1998
Desert Vista	Salome	AZ	—	66	268	—	183	66	451	517	(94)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,138	1,674	6,846	8,520	(3,909)	1998
Fiesta Grande RV	Casa Grande	AZ	—	2,869	8,653	—	872	2,869	9,525	12,394	(2,936)	2006
Foothill	Yuma	AZ	—	459	1,402	—	254	459	1,656	2,115	(662)	2003
Foothills West RV	Casa Grande	AZ	—	747	2,261	—	288	747	2,549	3,296	(837)	2006
Golden Sun RV	Apache Junction	AZ	(6,418)	1,678	5,049	—	486	1,678	5,535	7,213	(2,433)	2002
Hacienda De Valencia	Mesa	AZ	(13,273)	833	2,701	—	4,851	833	7,552	8,385	(5,171)	1984
Mesa Spirit	Mesa	AZ	(19,175)	17,382	25,238	191	(19)	17,573	25,219	42,792	(1,256)	2014
Mesa Verde	Cottonwood	AZ	(5,200)	1,387	4,148	—	503	1,387	4,651	6,038	(1,412)	2007
Monte Vista	Mesa	AZ	(23,627)	11,402	34,355	—	5,437	11,402	39,792	51,194	(14,716)	2004
Palm Shadows	Glendale	AZ	(5,809)	1,400	4,218	—	1,284	1,400	5,502	6,902	(3,828)	1993
Paradise	Sun City	AZ	(13,947)	6,414	19,263	11	2,226	6,425	21,489	27,914	(8,971)	2004
Sedona Shadows	Sedona	AZ	(10,193)	1,096	3,431	—	1,510	1,096	4,941	6,037	(2,718)	1997
Seyenna Vista	Mesa	AZ	—	1,360	4,660	(86)	2,833	1,274	7,493	8,767	(4,808)	1994
Suni Sands	Yuma	AZ	—	1,249	3,759	—	428	1,249	4,187	5,436	(1,653)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$(6,496)	$1,000	$3,016	$—	$1,549	$1,000	$4,565	$5,565	$(2,868)	1994
Sunshine Valley	Chandler	AZ	—	9,139	12,912	—	228	9,139	13,140	22,279	(2,680)	2011
The Highlands at Brentwood	Mesa	AZ	(14,408)	1,997	6,024	—	2,132	1,997	8,156	10,153	(5,540)	1993
The Meadows	Tempe	AZ	(18,542)	2,613	7,887	—	4,216	2,613	12,103	14,716	(7,608)	1994
Valley Vista	Benson	AZ	—	115	429	—	83	115	512	627	(111)	2010
Venture In	Show Low	AZ	—	2,050	6,188	—	489	2,050	6,677	8,727	(2,177)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	1,351	1,456	4,741	6,197	(1,663)	2004
Viewpoint	Mesa	AZ	(55,557)	24,890	56,340	15	11,924	24,905	68,264	93,169	(25,047)	2004
Westpark	Wickenburg	AZ	(9,315)	4,495	10,517	—	205	4,495	10,722	15,217	(2,129)	2011
Whispering Palms	Phoenix	AZ	—	670	2,141	—	347	670	2,488	3,158	(1,503)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	5	243	415	1,211	1,626	(443)	2004
California Hawaiian	San Jose	CA	(30,171)	5,825	17,755	—	3,967	5,825	21,722	27,547	(12,639)	1997
Colony Park	Ceres	CA	—	890	2,837	—	966	890	3,803	4,693	(2,226)	1998
Concord Cascade	Pacheco	CA	(11,173)	985	3,016	—	2,516	985	5,532	6,517	(4,186)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,643	4,787	20,022	24,809	(13,864)	1994
Coralwood	Modesto	CA	—	—	5,047	—	893	—	5,940	5,940	(3,470)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	7,068	—	25,247	25,247	(16,388)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	417	—	633	633	(386)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,523)	2,103	7,201	—	2,990	2,103	10,191	12,294	(6,538)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	953	756	3,301	4,057	(1,738)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	1,084	317	1,821	2,138	(617)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	728	2,845	7,248	10,093	(4,350)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	930	974	3,197	4,171	(1,136)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,072	1,076	3,576	4,652	(1,239)	2004
Lamplighter	Spring Valley	CA	(21,771)	633	2,201	—	1,672	633	3,873	4,506	(3,030)	1983
Las Palmas	Rialto	CA	—	1,295	3,866	—	691	1,295	4,557	5,852	(1,721)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	205	8,336	15,979	24,315	(3,270)	2011
Meadowbrook	Santee	CA	(26,293)	4,345	12,528	—	2,282	4,345	14,810	19,155	(8,458)	1998
Monte del Lago	Castroville	CA	—	3,150	9,469	—	3,913	3,150	13,382	16,532	(7,208)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	1,224	1,881	5,602	7,483	(1,859)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$332	$—	$4,844	$4,844	$(2,953)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	1,172	401	2,106	2,507	(729)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,154	1,940	6,786	8,726	(2,300)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,535	1,835	5,806	7,641	(1,906)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	667	1,799	6,117	7,916	(2,266)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	3,001	2,661	9,195	11,856	(2,885)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	435	900	2,535	3,435	(828)	2006
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	559	1,155	4,028	5,183	(2,325)	1998
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	893	2,130	7,282	9,412	(4,172)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	990	871	3,019	3,890	(1,056)	2004
Rancho Valley	El Cajon	CA	(6,943)	685	1,902	—	1,447	685	3,349	4,034	(2,661)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,595	778	5,238	6,016	(2,407)	1999
Royal Oaks	Visalia	CA	—	602	1,921	—	854	602	2,775	3,377	(1,552)	1997
Russian River	Cloverdale	CA	—	368	868	5	206	373	1,074	1,447	(387)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	1,418	1,430	4,746	6,176	(1,638)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	933	1,660	5,906	7,566	(2,026)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	434	1,595	4,371	5,966	(1,178)	2007
Santiago Estates	Sylmar	CA	(26,391)	3,562	10,767	—	2,215	3,562	12,982	16,544	(7,124)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	653	871	3,356	4,227	(1,942)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	889	312	1,616	1,928	(459)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	4,202	2,972	11,119	14,091	(3,298)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	506	—	6,213	6,213	(3,690)	1997
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	537	—	5,965	5,965	(2,321)	2004
Turtle Beach	Manteca	CA	—	268	633	4	273	272	906	1,178	(314)	2004
Village of the Four Seasons	San Jose	CA	(22,859)	5,229	15,714	—	1,116	5,229	16,830	22,059	(6,337)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	9,407	—	27,023	27,023	(15,756)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	1,681	2,186	6,769	8,955	(2,314)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	2,221	2,072	7,044	9,116	(2,328)	2004
Bear Creek	Denver	CO	—	1,100	3,359	—	548	1,100	3,907	5,007	(2,240)	1998
Cimarron	Broomfield	CO	(21,166)	863	2,790	—	1,330	863	4,120	4,983	(4,829)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$—	$826	$2,415	$—	$2,280	$826	$4,695	$5,521	$(3,133)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	837	750	3,102	3,852	(1,845)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	1,613	1,694	6,678	8,372	(5,632)	1986
Hillcrest Village	Aurora	CO	(44,057)	1,912	5,202	289	3,795	2,201	8,997	11,198	(7,387)	1983
Holiday Hills	Denver	CO	—	2,159	7,780	—	5,919	2,159	13,699	15,858	(11,259)	1983
Holiday Village	Co. Springs	CO	—	567	1,759	—	1,604	567	3,363	3,930	(2,638)	1983
Pueblo Grande	Pueblo	CO	—	241	1,069	—	853	241	1,922	2,163	(1,544)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	3,122	1,928	7,530	9,458	(5,106)	1994
Stonegate Manor	North Windham	CT	(7,019)	6,011	12,336	—	231	6,011	12,567	18,578	(2,638)	2011
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	578	1,148	4,038	5,186	(2,389)	1998
Camelot Meadows	Rehoboth	DE	(11,403)	527	2,058	1,251	4,494	1,778	6,552	8,330	(3,706)	1998
Mariners Cove	Millsboro	DE	(21,582)	990	2,971	—	5,976	990	8,947	9,937	(6,057)	1987
McNicol	Rehoboth	DE	—	562	1,710	—	246	562	1,956	2,518	(1,094)	1998
Sweetbriar	Rehoboth	DE	—	498	1,527	—	507	498	2,034	2,532	(1,264)	1998
Waterford	Bear	DE	—	5,250	16,202	—	1,850	5,250	18,052	23,302	(7,230)	1996
Whispering Pines	Lewes	DE	—	1,536	4,609	—	1,664	1,536	6,273	7,809	(5,042)	1988
Audubon	Orlando	FL	—	4,622	7,200	—	211	4,622	7,411	12,033	(1,563)	2011
Barrington Hills	Hudson	FL	(4,789)	1,145	3,437	—	622	1,145	4,059	5,204	(1,665)	2004
Bay Indies	Venice	FL	(69,495)	10,483	31,559	10	6,553	10,493	38,112	48,605	(25,840)	1994
Bay Lake Estates	Nokomis	FL	(12,961)	990	3,390	—	1,879	990	5,269	6,259	(3,312)	1994
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	46	3,775	6,451	10,226	(1,276)	2011
Beacon Terrace	Lakeland	FL	(6,582)	5,372	9,153	—	219	5,372	9,372	14,744	(1,932)	2011
Breezy Hill RV	Pompano Beach	FL	(19,549)	5,424	16,555	—	1,856	5,424	18,411	23,835	(8,021)	2002
Buccaneer	N. Ft. Myers	FL	(34,187)	4,207	14,410	—	3,459	4,207	17,869	22,076	(11,762)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,461	3,637	7,410	11,047	(4,013)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	1,228	—	1,456	1,456	(625)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	646	1,741	5,816	7,557	(2,215)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	349	6,799	10,770	17,569	(2,344)	2011
Carriage Cove	Daytona Beach	FL	(11,227)	2,914	8,682	—	1,404	2,914	10,086	13,000	(5,962)	1998
Cheron Village	Davie	FL	(5,529)	10,393	6,217	—	117	10,393	6,334	16,727	(1,656)	2011
Clerbrook	Clermont	FL	(10,070)	3,883	11,700	—	1,540	3,883	13,240	17,123	(4,247)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$—	$13,684	$24,106	$—	$623	$13,684	$24,729	$38,413	$(5,018)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	218	1,092	2,396	3,488	(323)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	399	1,602	5,221	6,823	(2,085)	2004
Colony Cove	Ellenton	FL	(112,075)	28,660	92,457	35,859	2,812	64,519	95,269	159,788	(19,224)	2011
Coquina Crossing	Elkton	FL	(33,022)	5,274	5,545	—	18,161	5,274	23,706	28,980	(9,746)	1999
Coral Cay	Margate	FL	(22,020)	5,890	20,211	—	8,060	5,890	28,271	34,161	(18,466)	1994
Country Place (2)	New Port Richey	FL	(22,222)	663	—	18	7,711	681	7,711	8,392	(5,591)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	7,096	3,711	18,229	21,940	(10,051)	1998
Covington Estates	Saint Cloud	FL	(10,151)	3,319	7,253	—	86	3,319	7,339	10,658	(1,520)	2011
Crystal Isles	Crystal River	FL	—	926	2,787	10	1,169	936	3,956	4,892	(1,522)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	240	3,767	7,074	10,841	(1,477)	2011
Down Yonder	Largo	FL	(12,245)	2,652	7,981	—	1,035	2,652	9,016	11,668	(3,842)	1998
East Bay Oaks	Largo	FL	(10,679)	1,240	3,322	—	1,349	1,240	4,671	5,911	(3,968)	1983
Eldorado Village	Largo	FL	(7,160)	778	2,341	—	1,151	778	3,492	4,270	(2,865)	1983
Emerald Lake	Punta Gorda	FL	(4,995)	3,598	5,197	—	353	3,598	5,550	9,148	(1,124)	2011
Featherock	Valrico	FL	(21,479)	11,369	22,770	—	384	11,369	23,154	34,523	(4,320)	2011
Fiesta Key	Long Key	FL	—	16,611	7,338	—	1,827	16,611	9,165	25,776	(690)	2013
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	338	1,188	3,886	5,074	(1,659)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	363	3,853	8,330	12,183	(1,846)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	251	619	2,133	2,752	(907)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,421	1,848	9,629	11,477	(4,303)	2001
Gulf Air Resort	Fort Myers Beach	FL	(6,691)	1,609	4,746	—	402	1,609	5,148	6,757	(2,043)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,196	717	3,354	4,071	(1,363)	2004
Hacienda Village	New Port Richey	FL	(19,463)	4,297	13,088	—	2,536	4,297	15,624	19,921	(6,486)	2002
Harbor Lakes	Port Charlotte	FL	(19,650)	3,384	10,154	—	918	3,384	11,072	14,456	(4,298)	2004
Harbor View	New Port Richey	FL	(20,522)	4,030	12,146	—	328	4,030	12,474	16,504	(5,535)	2002
Haselton Village	Eustis	FL	(6,540)	3,800	8,955	—	285	3,800	9,240	13,040	(1,760)	2011
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,184	2,403	9,443	11,846	(6,493)	1994
Heron Cay	Vero Beach	FL	(30,903)	14,368	23,792	—	473	14,368	24,265	38,633	(4,816)	2011
Hidden Valley	Orlando	FL	(9,039)	11,398	12,861	—	245	11,398	13,106	24,504	(2,761)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Highland Wood RV	Pompano Beach	FL	$—	$1,043	$3,130	$42	$297	$1,085	$3,427	$4,512	$(1,518)	2002
Hillcrest	Clearwater	FL	(6,888)	1,278	3,928	—	1,249	1,278	5,177	6,455	(3,084)	1998
Holiday Ranch	Clearwater	FL	(4,330)	925	2,866	—	445	925	3,311	4,236	(1,947)	1998
Holiday Village	Ormond Beach	FL	(9,190)	2,610	7,837	—	471	2,610	8,308	10,918	(3,654)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	220	350	1,594	1,944	(954)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,018	1,089	4,394	5,483	(2,608)	1998
Island Vista	North Ft. Myers	FL	(14,029)	5,004	15,066	—	873	5,004	15,939	20,943	(4,862)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	48	1,696	3,112	4,808	(670)	2011
Lake Fairways	N. Ft. Myers	FL	(44,444)	6,075	18,134	35	2,795	6,110	20,929	27,039	(14,149)	1994
Lake Haven	Dunedin	FL	(15,994)	1,135	4,047	—	3,404	1,135	7,451	8,586	(5,630)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	903	1,595	5,696	7,291	(2,166)	2004
Lake Village	Nokomis	FL	(18,031)	15,850	18,099	—	303	15,850	18,402	34,252	(3,669)	2011
Lake Worth Village	Lake Worth	FL	(9,562)	14,959	24,501	—	1,238	14,959	25,739	40,698	(5,448)	2011
Lakeland Harbor	Lakeland	FL	(16,220)	10,446	17,376	—	139	10,446	17,515	27,961	(3,518)	2011
Lakeland Junction	Lakeland	FL	(4,061)	3,018	4,752	—	62	3,018	4,814	7,832	(1,010)	2011
Lakes at Countrywood	Plant City	FL	(9,678)	2,377	7,085	—	1,881	2,377	8,966	11,343	(4,280)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	215	3,275	7,380	10,655	(1,475)	2011
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	1,764	1,862	7,391	9,253	(5,029)	1994
Lighthouse Pointe	Port Orange	FL	(12,628)	2,446	7,483	23	1,414	2,469	8,897	11,366	(5,305)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	725	2,300	7,628	9,928	(3,029)	2004
Maralago Cay	Lantana	FL	—	5,325	15,420	—	5,571	5,325	20,991	26,316	(11,956)	1997
Meadows at Countrywood	Plant City	FL	(21,285)	4,514	13,175	—	5,138	4,514	18,313	22,827	(10,153)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	10,358	5,997	30,993	36,990	(19,458)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	21	5,362	6,259	11,621	(272)	2015
Oak Bend	Ocala	FL	—	850	2,572	—	1,428	850	4,000	4,850	(2,683)	1993
Oaks at Countrywood	Plant City	FL	(3,987)	846	2,513	—	5,286	846	7,799	8,645	(3,361)	1998
Orange Lake	Clermont	FL	(5,192)	4,303	6,815	—	408	4,303	7,223	11,526	(1,518)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	3,154	3,015	10,171	13,186	(3,313)	2004
Palm Beach Colony	West Palm Beach	FL	(12,520)	5,930	10,113	8	476	5,938	10,589	16,527	(2,159)	2011
Park City West	Fort Lauderdale	FL	(13,777)	4,184	12,561	—	896	4,184	13,457	17,641	(5,296)	2004
Parkwood Communities	Wildwood	FL	(9,382)	6,990	15,115	—	318	6,990	15,433	22,423	(3,164)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$(4,198)	$1,494	$4,484	$—	$724	$1,494	$5,208	$6,702	$(2,005)	2004
Peace River	Wauchula	FL	—	900	2,100	—	636	900	2,736	3,636	(851)	2006
Pickwick	Port Orange	FL	(20,201)	2,803	8,870	—	1,364	2,803	10,234	13,037	(5,974)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	610	1,678	5,654	7,332	(1,549)	2007
Pine Lakes	N. Ft. Myers	FL	(34,415)	6,306	14,579	21	7,639	6,327	22,218	28,545	(14,726)	1994
Pioneer Village	N. Ft. Myers	FL	(14,563)	4,116	12,353	—	1,804	4,116	14,157	18,273	(5,667)	2004
Ramblers Rest	Venice	FL	—	4,646	14,201	—	5,033	4,646	19,234	23,880	(5,560)	2006
Ridgewood Estates	Ellenton	FL	(9,847)	6,769	8,791	—	222	6,769	9,013	15,782	(1,934)	2011
Royal Coachman	Nokomis	FL	(11,531)	5,321	15,978	—	1,405	5,321	17,383	22,704	(6,904)	2004
Shady Lane Oaks	Clearwater	FL	(5,625)	4,984	8,482	—	155	4,984	8,637	13,621	(1,880)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	49	3,102	5,529	8,631	(1,203)	2011
Shangri La	Largo	FL	—	1,722	5,200	—	264	1,722	5,464	7,186	(2,127)	2004
Sherwood Forest	Kissimmee	FL	(28,221)	4,852	14,596	—	6,342	4,852	20,938	25,790	(11,527)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	3,197	3,438	6,818	10,256	(3,646)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	218	1,649	5,246	6,895	(2,292)	2002
Silver Dollar	Odessa	FL	(13,317)	4,107	12,431	240	2,143	4,347	14,574	18,921	(5,754)	2004
Sixth Ave.	Zephryhills	FL	—	837	2,518	—	74	837	2,592	3,429	(1,038)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,425	2,169	9,309	11,478	(5,172)	1998
Southernaire	Mt. Dora	FL	—	796	2,395	—	149	796	2,544	3,340	(996)	2004
Space Coast	Rockledge	FL	—	2,413	3,716	—	79	2,413	3,795	6,208	(377)	2014
Starlight Ranch	Orlando	FL	(37,312)	13,543	20,388	—	715	13,543	21,103	34,646	(4,671)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	816	2,001	6,820	8,821	(2,914)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	—	3,099	9,286	—	692	3,099	9,978	13,077	(3,627)	2004
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	2,921	5,273	18,743	24,016	(7,181)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	579	1,603	5,392	6,995	(2,024)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	85	2,678	4,101	6,779	(944)	2011
Terra Ceia	Palmetto	FL	—	965	2,905	—	308	965	3,213	4,178	(1,236)	2004
The Heritage	N. Ft. Myers	FL	(11,350)	1,438	4,371	346	4,300	1,784	8,671	10,455	(5,651)	1993
The Meadows	Palm Beach Gardens	FL	(10,602)	3,229	9,870	—	5,986	3,229	15,856	19,085	(6,762)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	275	228	959	1,187	(340)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Toby's	Arcadia	FL	$(3,750)	$1,093	$3,280	$—	$325	$1,093	$3,605	$4,698	$(1,470)	2003
Topics	Spring Hill	FL	—	844	2,568	—	526	844	3,094	3,938	(1,205)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	6,973	5,677	24,089	29,766	(10,713)	2004
Tropical Palms	Punta Gorda	FL	—	2,365	7,286	—	2,293	2,365	9,579	11,944	(2,555)	2006
Vacation Village	Largo	FL	(4,920)	1,315	3,946	—	475	1,315	4,421	5,736	(1,690)	2004
Vero Palm	Vero Beach	FL	(12,433)	6,697	9,025	—	160	6,697	9,185	15,882	(1,896)	2011
Village Green	Vero Beach	FL	(23,106)	15,901	25,175	—	573	15,901	25,748	41,649	(5,579)	2011
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	2,060	2,250	8,982	11,232	(5,992)	1993
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	265	8,218	14,319	22,537	(2,974)	2011
Windmill Manor	Bradenton	FL	(15,137)	2,153	6,125	—	1,765	2,153	7,890	10,043	(4,454)	1998
Windmill Village	N. Ft. Myers	FL	—	1,417	5,440	—	2,124	1,417	7,564	8,981	(6,804)	1983
Winds of St. Armands North	Sarasota	FL	(26,847)	1,523	5,063	—	3,403	1,523	8,466	9,989	(6,832)	1983
Winds of St. Armands South	Sarasota	FL	(17,515)	1,106	3,162	—	1,358	1,106	4,520	5,626	(3,889)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	381	2,321	7,343	9,664	(2,125)	2007
Coach Royale	Boise	ID	—	465	1,685	—	19	465	1,704	2,169	(392)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	80	1,358	5,231	6,589	(1,172)	2011
Shenandoah Estates	Boise	ID	—	1,287	7,603	—	167	1,287	7,770	9,057	(1,417)	2011
West Meadow Estates	Boise	ID	(8,221)	1,371	6,770	—	74	1,371	6,844	8,215	(1,357)	2011
Golf Vistas Estates	Monee	IL	(11,606)	2,842	4,719	1	6,720	2,843	11,439	14,282	(6,301)	1997
O'Connell's	Amboy	IL	—	1,648	4,974	—	985	1,648	5,959	7,607	(2,432)	2004
Pheasant Lake Estates	Beecher	IL	—	12,764	42,183	—	102	12,764	42,285	55,049	(5,086)	2013
Pine Country	Belvidere	IL	—	53	166	—	511	53	677	730	(137)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	7,210	6,138	28,243	34,381	(17,913)	1994
Hoosier Estates	Lebanon	IN	—	2,293	7,197	—	72	2,293	7,269	9,562	(1,384)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	487	157	852	1,009	(264)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	2,369	456	3,430	3,886	(762)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	157	426	1,438	1,864	(560)	2004
North Glen Village	Westfield	IN	—	2,308	6,333	—	136	2,308	6,469	8,777	(1,343)	2011
Oak Tree Village	Portage	IN	—	569	—	—	4,001	569	4,001	4,570	(3,133)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	349	1,399	4,535	5,934	(1,381)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Diamond Caverns Resort & Golf Club	Park City	KY	$—	$530	$1,512	$—	$90	$530	$1,602	$2,132	$(536)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	280	91	568	659	(186)	2006
Hillcrest	Rockland	MA	(1,837)	2,034	3,182	—	62	2,034	3,244	5,278	(691)	2011
Old Chatham RV	South Dennis	MA	(7,652)	1,760	5,293	—	210	1,760	5,503	7,263	(1,880)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	600	110	947	1,057	(218)	2006
The Glen	Norwell	MA	—	940	1,680	—	3	940	1,683	2,623	(362)	2011
Fernwood	Capitol Heights	MD	—	6,556	11,674	—	312	6,556	11,986	18,542	(2,437)	2011
Williams Estates and Peppermint Woods	Middle River	MD	(39,051)	22,774	42,575	—	774	22,774	43,349	66,123	(8,552)	2011
Moody Beach	Moody	ME	—	93	292	—	365	93	657	750	(159)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(11,217)	1,942	5,827	—	1,200	1,942	7,027	8,969	(2,303)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	200	1,037	3,327	4,364	(892)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	90	1,451	4,498	5,949	(1,210)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	119	267	921	1,188	(255)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	183	176	699	875	(236)	2006
Lake in the Hills	Auburn Hills	MI	(4,087)	1,792	5,599	—	108	1,792	5,707	7,499	(1,351)	2011
St Clair	St Clair	MI	—	453	1,068	6	362	459	1,430	1,889	(543)	2004
Swan Creek	Ypsilanti	MI	(5,337)	1,844	7,180	—	178	1,844	7,358	9,202	(1,730)	2011
Cedar Knolls	Apple Valley	MN	(15,852)	10,021	14,357	—	212	10,021	14,569	24,590	(3,317)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	429	11,097	23,561	34,658	(3,341)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	90	2,959	8,972	11,931	(1,961)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	145	4,314	9,077	13,391	(1,833)	2011
Bogue Pines	Newport	NC	—	1,476	2,592	—	—	1,476	2,592	4,068	(265)	2015
Forest Lake	Advance	NC	—	986	2,325	13	664	999	2,989	3,988	(1,075)	2004
Goose Creek	Newport	NC	(16,256)	4,612	13,848	750	2,000	5,362	15,848	21,210	(6,075)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	697	1,037	3,772	4,809	(1,088)	2006
Lake Gaston	Littleton	NC	—	130	409	—	291	130	700	830	(212)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	314	1,504	4,901	6,405	(1,541)	2006
Scenic	Asheville	NC	(3,354)	1,183	3,511	—	243	1,183	3,754	4,937	(1,184)	2006
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	627	1,709	3,988	5,697	(1,518)	2004
Waterway RV	Cedar Point	NC	(5,868)	2,392	7,185	—	766	2,392	7,951	10,343	(2,974)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Whispering Pines - NC	Newport	NC	$—	$3,096	$5,082	$—	$—	$3,096	$5,082	$8,178	$(460)	2015
Buena Vista	Fargo	ND	—	4,563	14,949	—	438	4,563	15,387	19,950	(3,002)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	199	943	3,106	4,049	(641)	2011
Pine Acres	Raymond	NH	—	3,096	2,102	—	160	3,096	2,262	5,358	(445)	2014
Sandy Beach RV	Contoocook	NH	—	1,755	5,265	—	157	1,755	5,422	7,177	(1,892)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	569	3,557	4,479	8,036	(1,201)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	1,088	341	1,884	2,225	(398)	2004
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	770	2,840	3,815	6,655	(419)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	1,715	378	2,907	3,285	(802)	2006
Mays Landing	Mays Landing	NJ	—	536	289	—	167	536	456	992	(31)	2014
Pine Ridge at Crestwood	Whiting	NJ	—	17,367	33,127	—	478	17,367	33,605	50,972	(6,910)	2011
Sea Pines	Swainton	NJ	—	198	625	—	1,084	198	1,709	1,907	(383)	2006
Bonanza	Las Vegas	NV	—	908	2,643	—	1,866	908	4,509	5,417	(3,636)	1983
Boulder Cascade	Las Vegas	NV	(7,913)	2,995	9,020	—	2,664	2,995	11,684	14,679	(6,617)	1998
Cabana	Las Vegas	NV	(8,783)	2,648	7,989	—	1,031	2,648	9,020	11,668	(6,162)	1994
Flamingo West	Las Vegas	NV	(13,005)	1,730	5,266	—	1,799	1,730	7,065	8,795	(4,722)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	685	1,063	3,158	4,221	(1,066)	2004
Mountain View - NV	Henderson	NV	(19,790)	16,665	25,915	—	332	16,665	26,247	42,912	(5,104)	2011
Villa Borega	Las Vegas	NV	(9,228)	2,896	8,774	—	1,237	2,896	10,011	12,907	(5,985)	1997
Alpine Lake	Corinth	NY	—	4,783	14,125	153	989	4,936	15,114	20,050	(5,250)	2005
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	5,377	7,325	26,518	33,843	(8,546)	2005
Greenwood Village	Manorville	NY	(23,150)	3,667	9,414	484	5,589	4,151	15,003	19,154	(7,917)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	2,358	3,562	13,066	16,628	(4,215)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	48	540	1,674	2,214	(444)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	654	1,115	3,894	5,009	(1,184)	2006
The Woodlands	Lockport	NY	—	12,183	39,687	—	492	12,183	40,179	52,362	(8,043)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	225	299	921	1,220	(307)	2004
Wilmington	Wilmington	OH	—	235	555	3	241	238	796	1,034	(263)	2004
Bend	Bend	OR	—	733	1,729	10	730	743	2,459	3,202	(848)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	656	1,112	4,082	5,194	(2,386)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mt. Hood	Welches	OR	$—	$1,817	$5,733	$—	$409	$1,817	$6,142	$7,959	$(2,882)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	14	1,388	1,090	3,927	5,017	(1,413)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	616	—	3,865	3,865	(2,258)	1997
Seaside	Seaside	OR	—	891	2,101	12	837	903	2,938	3,841	(999)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	581	1,197	4,274	5,471	(2,553)	1997
South Jetty	Florence	OR	—	678	1,598	9	485	687	2,083	2,770	(702)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	684	764	2,461	3,225	(844)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	509	1,666	5,553	7,219	(1,675)	2006
Circle M	Lancaster	PA	—	330	1,041	—	911	330	1,952	2,282	(489)	2006
Dutch County	Manheim	PA	—	88	278	—	153	88	431	519	(128)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	143	111	493	604	(161)	2006
Green Acres	Breinigsville	PA	—	2,680	7,479	—	4,593	2,680	12,072	14,752	(9,319)	1988
Greenbriar Village	Bath	PA	—	8,359	16,941	—	128	8,359	17,069	25,428	(3,307)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	1,632	1,301	4,660	5,961	(1,489)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	777	5,627	14,370	19,997	(2,701)	2011
Mountain View - PA	Walnutport	PA	(6,566)	3,207	7,182	—	200	3,207	7,382	10,589	(1,462)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	258	1,263	4,044	5,307	(936)	2009
Scotrun	Scotrun	PA	—	153	483	—	184	153	667	820	(203)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	511	1,593	5,306	6,899	(2,072)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	298	866	2,899	3,765	(665)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	410	296	1,343	1,639	(407)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	80	206	729	935	(219)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	408	463	1,486	1,949	(488)	2004
Inlet Oaks	Murrells Inlet	SC	—	1,546	4,642	—	200	1,546	4,842	6,388	(1,554)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	57	267	867	1,134	(291)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	103	120	382	502	(130)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	582	540	1,839	2,379	(635)	2004
Alamo Palms Resort	Harlingen	TX	(6,494)	1,562	7,924	—	213	1,562	8,137	9,699	(1,324)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	704	444	1,737	2,181	(507)	2004
Colorado River	Columbus	TX	—	466	1,099	6	323	472	1,422	1,894	(477)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	941	627	2,822	3,449	(1,147)	2004
Fun n Sun RV	San Benito	TX	(6,375)	2,533	5,560	412	6,260	2,945	11,820	14,765	(6,728)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Conroe	Willis	TX	$—	$1,363	$3,214	$18	$5,114	$1,381	$8,328	$9,709	$(1,869)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	371	35	2,691	2,726	(952)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,224	494	2,375	2,869	(706)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	1,045	689	2,647	3,336	(797)	2004
Lakewood	Harlingen	TX	—	325	979	—	225	325	1,204	1,529	(516)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	986	948	3,194	4,142	(1,166)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	872	1,568	5,577	7,145	(2,188)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	403	448	1,748	2,196	(657)	2004
Southern Comfort	Weslaco	TX	(4,905)	1,108	3,323	—	414	1,108	3,737	4,845	(1,505)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,208	1,494	5,692	7,186	(2,207)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	627	1,221	4,436	5,657	(1,985)	2002
Victoria Palms Resort	Harlingen	TX	(10,988)	2,849	12,305	—	1,058	2,849	13,363	16,212	(2,224)	2012
All Seasons	Salt Lake City	UT	—	510	1,623	—	537	510	2,160	2,670	(1,273)	1997
St. George	Hurricane	UT	—	64	264	2	386	66	650	716	(114)	2010
Westwood Village	Farr West	UT	(9,827)	1,346	4,179	—	2,289	1,346	6,468	7,814	(3,620)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	2,121	1,246	5,021	6,267	(1,542)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	489	64	691	755	(176)	2006
Lynchburg	Gladys	VA	—	266	627	4	292	270	919	1,189	(309)	2004
Meadows of Chantilly	Chantilly	VA	(44,362)	5,430	16,440	—	7,448	5,430	23,888	29,318	(15,099)	1994
Regency Lakes	Winchester	VA	(9,582)	9,757	19,055	—	303	9,757	19,358	29,115	(3,924)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	255	610	1,674	2,284	(631)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	194	111	544	655	(148)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	138	509	1,323	1,832	(486)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	1,070	598	2,462	3,060	(804)	2004
Crescent Bar	Quincy	WA	—	314	741	4	351	318	1,092	1,410	(394)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	291	475	1,716	2,191	(452)	2008
Kloshe Illahee	Federal Way	WA	(15,877)	2,408	7,286	—	761	2,408	8,047	10,455	(4,834)	1997
La Conner	La Conner	WA	—	—	2,016	—	910	—	2,926	2,926	(1,142)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	623	796	2,476	3,272	(873)	2004
Little Diamond	Newport	WA	—	353	834	5	675	358	1,509	1,867	(453)	2004
Long Beach	Seaview	WA	—	321	758	4	392	325	1,150	1,475	(353)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/15
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mount Vernon	Bow	WA	$—	$621	$1,464	$8	$739	$629	$2,203	$2,832	$(767)	2004
Oceana	Oceana City	WA	—	283	668	4	110	287	778	1,065	(274)	2004
Paradise	Silver Creek	WA	—	466	1,099	7	412	473	1,511	1,984	(515)	2004
Tall Chief	Fall City	WA	—	314	946	—	385	314	1,331	1,645	(293)	2010
Thunderbird	Monroe	WA	—	500	1,178	8	273	508	1,451	1,959	(528)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	488	522	2,104	2,626	(642)	2006
Blackhawk	Milton	WI	(4,855)	1,789	7,613	—	79	1,789	7,692	9,481	(775)	2014
Fremont	Fremont	WI	—	1,437	4,296	—	748	1,437	5,044	6,481	(1,865)	2004
Lakeland	Milton	WI	(8,535)	3,159	13,830	—	36	3,159	13,866	17,025	(1,323)	2014
Neshonoc Lakeside	LaCrosse County	WI	(5,486)	1,106	4,862	—	37	1,106	4,899	6,005	(449)	2013
Plymouth Rock	Elkhart Lake	WI	(6,796)	2,293	6,879	—	562	2,293	7,441	9,734	(1,689)	2009
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	246	4,474	16,840	21,314	(2,084)	2013
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	465	714	2,617	3,331	(821)	2006
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	275	5,382	20,007	25,389	(2,561)	2013
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	221	556	1,850	2,406	(686)	2004
Subtotal of Properties Held for Long Term			(1,945,713)	1,060,286	2,609,826	41,390	530,909	1,101,676	3,140,735	4,242,411	(1,221,799)
Realty Systems, Inc.			—	—	—	—	213,233	—	213,233	213,233	(43,330)	2002
Management Business and other			—	—	436	—	21,519	—	21,955	21,955	(17,294)	1990
			$(1,945,713)	$1,060,286	$2,610,262	$41,390	$765,661	$1,101,676	$3,375,923	$4,477,599	$(1,282,423)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance, beginning of year	$4,387,913	$4,228,106	$4,044,650
Acquisitions	23,900	122,366	133,344
Improvements	93,799	63,721	64,714
Dispositions and other	(28,013)	(26,280)	(14,602)
Balance, end of year	$4,477,599	$4,387,913	$4,228,106

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance, beginning of year	$1,169,492	$1,058,540	$948,581
Depreciation expense (a)	113,609	111,065	108,229
Amortization of in-place leases	2,358	3,999	1,940
Dispositions and other	(3,036)	(4,112)	(210)
Balance, end of year	$1,282,423	$1,169,492	$1,058,540
________________________

(a)	Includes approximately $10.7 million, $10.9 million and $6.5 million of depreciation from rental operations for the years ended December 31, 2015, 2014 and 2013, respectively.