Form 10-Q
period 2016-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2016-04-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
84,598,804 shares of Common Stock as of April 25, 2016.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment in real estate:
Land	$1,105,542	$1,101,676
Land improvements	2,796,998	2,787,882
Buildings and other depreciable property	597,989	588,041
	4,500,529	4,477,599
Accumulated depreciation	(1,310,762)	(1,282,423)
Net investment in real estate	3,189,767	3,195,176
Cash	97,107	80,258
Notes receivable, net	34,144	35,463
Investment in unconsolidated joint ventures	22,994	17,741
Deferred commission expense	30,758	30,865
Escrow deposits, goodwill, and other assets, net	40,355	40,897
Total Assets	$3,415,125	$3,400,400
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,907,074	$1,926,880
Term loan	199,224	199,172
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	79,510	76,044
Deferred revenue – upfront payments from right-to-use contracts	78,707	78,405
Deferred revenue – right-to-use annual payments	13,615	9,878
Accrued interest payable	8,669	8,715
Rents and other customer payments received in advance and security deposits	74,153	74,300
Distributions payable	39,016	34,315
Total Liabilities	2,399,968	2,407,709
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of March 31, 2016 and December 31, 2015; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of March 31, 2016 and December 31, 2015 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 84,594,060 and 84,253,065 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	845	843
Paid-in capital	1,046,033	1,039,140
Distributions in excess of accumulated earnings	(235,875)	(250,506)
Accumulated other comprehensive loss	(1,161)	(553)
Total Stockholders’ Equity	945,986	925,068
Non-controlling interests – Common OP Units	69,171	67,623
Total Equity	1,015,157	992,691
Total Liabilities and Equity	$3,415,125	$3,400,400

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2016	March 31, 2015
Revenues:
Community base rental income	$114,076	$109,270
Rental home income	3,545	3,554
Resort base rental income	55,434	51,645
Right-to-use annual payments	11,054	10,981
Right-to-use contracts current period, gross	2,532	2,797
Right-to-use contract upfront payments, deferred, net	(302)	(773)
Utility and other income	20,793	19,082
Gross revenues from home sales	8,214	6,937
Brokered resale revenues and ancillary services revenues, net	1,418	1,982
Interest income	1,660	1,820
Income from other investments, net	1,723	1,119
Total revenues	220,147	208,414
Expenses:
Property operating and maintenance	62,954	61,117
Rental home operating and maintenance	1,525	1,669
Real estate taxes	13,198	12,594
Sales and marketing, gross	2,493	2,522
Right-to-use contract commissions, deferred, net	104	(243)
Property management	11,763	11,290
Depreciation on real estate assets and rental homes	28,656	28,116
Amortization of in-place leases	335	665
Cost of home sales	8,281	6,724
Home selling expenses	834	805
General and administrative	7,407	7,406
Property rights initiatives and other	654	553
Early debt retirement	—	16,991
Interest and related amortization	25,634	27,276
Total expenses	163,838	177,485
Income before equity in income of unconsolidated joint ventures	56,309	30,929
Equity in income of unconsolidated joint ventures	881	884
Consolidated net income	57,190	31,813

Income allocated to non-controlling interests – Common OP Units	(4,310)	(2,331)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)
Net income available for Common Stockholders	$50,583	$27,185

Consolidated net income	$57,190	$31,813
Other comprehensive (loss) income (“OCI”):
Adjustment for fair market value of swap	(608)	(857)
Consolidated comprehensive income	56,582	30,956
Comprehensive income allocated to non-controlling interests – Common OP Units	(4,262)	(2,263)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)
Comprehensive income attributable to Common Stockholders	$50,023	$26,396

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2016	March 31, 2015
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.60	$0.32
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.60	$0.32

Distributions declared per Common Share outstanding	$0.425	$0.375
Weighted average Common Shares outstanding – basic	84,321	83,961
Weighted average Common Shares outstanding – fully diluted	92,041	91,777

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2016
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691
Issuance of Common Stock through exercise of options	2	5,230	—	—	—	—	5,232
Issuance of Common Stock through employee stock purchase plan	—	144	—	—	—	—	144
Compensation expenses related to restricted stock	—	1,914	—	—	—	—	1,914
Repurchase of Common Stock or Common OP units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(301)	—	—	301	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(608)	(608)
Net income	—	—	2,297	50,583	4,310	—	57,190
Distributions	—	—	(2,297)	(35,952)	(3,063)	—	(41,312)
Other	—	(41)	—	—	—	—	(41)
Balance, March 31, 2016	$845	$1,046,033	$136,144	$(235,875)	$69,171	$(1,161)	$1,015,157

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2016 and 2015
(amounts in thousands)
(unaudited)

	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Consolidated net income	$57,190	$31,813
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	—	16,991
Depreciation	28,935	28,364
Amortization of in-place leases	335	665
Amortization of loan costs	979	1,083
Debt premium amortization	(885)	(1,202)
Equity in income of unconsolidated joint ventures	(881)	(884)
Distributions of income from unconsolidated joint ventures	553	443
Amortization of stock-related compensation	1,914	1,716
Revenue recognized from right-to-use contract upfront payments	(2,230)	(2,024)
Commission expense recognized related to right-to-use contracts	1,002	829
Long term incentive plan compensation	(4,314)	360
Recovery of uncollectible rents receivable	(178)	(505)
Changes in assets and liabilities:
Notes receivable activity, net	164	(284)
Deferred commission expense	(895)	(1,142)
Escrow deposits, goodwill and other assets	7,746	15,046
Accrued expenses and accounts payable	6,209	8,715
Deferred revenue – upfront payments from right-to-use contracts	2,532	2,797
Deferred revenue – right-to-use annual payments	3,737	3,903
Rents received in advance and security deposits	(147)	2,531
Net cash provided by operating activities	101,766	109,215
Cash Flows From Investing Activities:
Real estate acquisition	(7,387)	(12,195)
Investment in unconsolidated joint ventures	(5,000)	(4,000)
Repayments of notes receivable	2,712	2,604
Issuance of notes receivable	(1,874)	(1,728)
Capital improvements	(22,495)	(16,260)
Net cash used in investing activities	(34,044)	(31,579)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	5,323	4,069
Distributions:
Common Stockholders	(31,612)	(27,272)
Common OP Unitholders	(2,703)	(2,351)
Preferred Stockholders	(2,297)	(2,297)
Principal payments and mortgage debt payoff	(19,535)	(392,949)
New mortgage notes payable financing proceeds	—	395,323
Debt issuance and defeasance costs	(8)	(23,091)
Other	(41)	(79)
Net cash used in financing activities	(50,873)	(48,647)
Net increase in cash and cash equivalents	16,849	28,989
Cash, beginning of period	80,258	73,714
Cash, end of period	$97,107	$102,703

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2016 and 2015
(amounts in thousands)
(unaudited)

	March 31, 2016	March 31, 2015
Supplemental Information:
Cash paid during the period for interest	$26,535	$28,553
Capital improvements – used homes acquired by repossessions	$317	$232
Net repayments of notes receivable – used homes acquired by repossessions	$(317)	$(232)
Building and other depreciable property – reclassification of rental homes	$7,257	$5,966
Escrow deposits and other assets – reclassification of rental homes	$(7,257)	$(5,966)

Real estate acquisitions:
Investment in real estate	$(7,375)	$(12,300)
Rents and other customer payments received in advance and security deposits	(20)	—
Accrued expenses and accounts payable	8	109
Escrow deposits and other assets	—	(4)
Real estate acquisitions, net	$(7,387)	$(12,195)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Definition of Terms
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K (“2015 Form 10-K”) for the year ended December 31, 2015.
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
These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2015 Form 10-K. The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2015 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
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
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. Based on our review and subsequent analysis of the structure of our legal entities, we concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. We are the general partner and controlling owner of approximately 92.0% of the Operating Partnership and we will continue to consolidate the Operating Partnership under this new guidance. With respect to our investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on our previous consolidation conclusions.

Effective January 1, 2016, we adopted (“ASU 2015-03”) Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, previously classified as deferred financing costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. ASU 2015-03 and 2015-15 require retrospective adoption and as a result we reclassified deferred financing costs on our Consolidated Balance Sheets as of December 31, 2015, as presented herein (See Note 7 to the Consolidated Financial Statements for further details).

(b)	Identified Intangibles and Goodwill
As of March 31, 2016 and December 31, 2015, the gross carrying amounts of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, were approximately $12.1 million. As of March 31, 2016 and December 31, 2015, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.6 million as of March 31, 2016 and December 31, 2015. For each of the quarters ended March 31, 2016 and 2015, amortization expense for the identified intangible assets was approximately $0.1 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

(c)	Restricted Cash
Cash as of both March 31, 2016 and December 31, 2015 included approximately $5.0 million, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $19.0 million and $19.7 million, respectively, had a carrying value of approximately $2.1 billion as of March 31, 2016 and December 31, 2015, and a fair value of approximately $2.2 billion as of March 31, 2016 and December 31, 2015, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2016 and December 31, 2015, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions, as discussed in Note 4 to the Consolidated Financial Statements.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic Modifications and Extinguishments (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $34.7 million and $33.7 million at March 31, 2016 and December 31, 2015, respectively.

(f)	Recent Accounting Pronouncements
In February 2016, the FASB issued ("ASU 2016-02") Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact that adoption of the standard will have on our consolidated financial statements and related disclosures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per Common Share for the quarters ended March 31, 2016 and 2015 (amounts in thousands, except per share data):

	Quarters Ended
	March 31,
	2016	2015
Numerators:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$50,583	$27,185
Amounts allocated to dilutive securities	4,310	2,331
Net income available for Common Stockholders – fully diluted	$54,893	$29,516
Denominator:
Weighted average Common Shares outstanding – basic	84,321	83,961
Effect of dilutive securities:
Redemption of Common OP Units for Common Stockholders	7,208	7,225
Stock options and restricted shares	512	591
Weighted average Common Shares outstanding – fully diluted	92,041	91,777

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.60	$0.32

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.60	$0.32
Note 3 – Common Stock and Other Equity Related Transactions
On March 31, 2016, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2016.
On April 8, 2016, we paid a $0.4250 per share distribution to common stockholders of record on March 25, 2016.
Note 4 – Investment in Real Estate
Acquisitions
All acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with FASB ASC 805 and, accordingly, the results of operations of acquired assets are included in the Consolidated Statements of Income and Comprehensive Income from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied prospectively in accordance with ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.
On January 27, 2016, we completed the acquisition of Rose Bay, a 303-site RV resort, located in Port Orange, Florida. The total purchase price of approximately $7.4 million was funded with available cash.
During the year ended December 31, 2015, we acquired two RV resorts, Whispering Pines and Miami Everglades, collectively containing 581 Sites and one manufactured home community, Bogue Pines, containing 150 Sites. The combined purchase price of approximately $23.9 million was funded with available cash.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the quarter ended March 31, 2016 and the year ended December 31, 2015, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs (amounts in thousands):

	Quarter Ended	Year Ended
	March 31, 2016	December 31, 2015
Assets acquired
Land	$3,866	$8,985
Buildings and other depreciable property	3,012	13,948
Manufactured homes	22	345
In-place leases	475	622
Net investment in real estate	7,375	23,900
Other assets	20	53
Total Assets acquired	$7,395	$23,953

Liabilities assumed
Other liabilities	$8	$266
Total Liabilities assumed	$8	$266
Net assets acquired	$7,387	$23,687
Dispositions and real estate held for disposition
As of March 31, 2016, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $0.9 million (each net of approximately $0.3 million and $0.2 million of depreciation expense, for the quarters ended March 31, 2016 and 2015, respectively) of equity in income from unconsolidated joint ventures for each of the quarters ended March 31, 2016 and 2015, respectively. We received approximately $0.6 million and $0.4 million in distributions from these joint ventures for the quarters ended March 31, 2016 and 2015, respectively.
On January 4, 2016, we contributed approximately $5.0 million to the ECHO JV which brought our total investment to approximately $15.4 million.
The following table summarizes our investment in unconsolidated joint ventures as of March 31, 2016 and December 31, 2015 (investment amounts in thousands with the number of Properties shown parenthetically):

					Investment as of		JV Income for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
Meadows	Various (2,2)	1,077	50%		$207	$162	$246	$273
Lakeshore	Florida (2,2)	342	65%		61	46	83	96
Voyager	Arizona (1,1)	1,706	50%	(b)	7,347	7,166	539	452
ECHO JV	Various	—	50%		15,379	10,367	13	63
		3,125			$22,994	$17,741	$881	$884
_____________________

(a)	The percentages shown approximate our economic interest as of March 31, 2016. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

Note 6 - Notes Receivable
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of March 31, 2016 and December 31, 2015, we had approximately $16.8 million and $17.6 million, respectively, of these Chattel Loans included in notes receivable. As of March 31, 2016, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 20.5%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of March 31, 2016 and December 31, 2015. respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Notes Receivable (continued)

We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of March 31, 2016 and December 31, 2015, we had approximately $17.3 million and $17.8 million, respectively, of Contracts Receivable, net of allowances of approximately $0.7 million. The Contracts Receivable have an average stated interest rate of 16.5% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 7 – Borrowing Arrangements
With the adoption of ASU 2015-03 and ASU 2015-15, we reclassified deferred financing costs to mortgage notes payable in the amount of $18.2 million and $18.9 million as of March 31, 2016 and December 31, 2015, respectively. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million as of March 31, 2016 and December 31, 2015, respectively. Also, we reclassified deferred financing costs related to our unsecured line of credit to Escrow deposits, goodwill, and other assets, net in the amount of $3.4 million and $3.7 million as of March 31, 2016 and December 31, 2015, respectively.
Mortgage Notes Payable
As of March 31, 2016 and December 31, 2015, we had outstanding mortgage indebtedness of approximately $1.9 billion, excluding deferred financing costs. The weighted average interest rate, including the impact of premium/discount amortization and loan cost amortization on this mortgage indebtedness, for the quarter ended March 31, 2016 was approximately 4.9% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2016 to 2040. The debt encumbered a total of 126 and 127 of our Properties as of March 31, 2016 and December 31, 2015, respectively, and the carrying value of such Properties was approximately $2.2 billion, as of such dates.
During the quarter ended March 31, 2016, we paid off one maturing mortgage loan of approximately $9.8 million, with a stated interest rate of 5.48% per annum, secured by one manufactured home property.
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
Term Loan
As of March 31, 2016 and December 31, 2015, our $200.0 million unsecured Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of March 31, 2016 and December 31, 2015, our unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term.
As of March 31, 2016, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our Term Loan, we entered into the 2014 Swap (see Note 7 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

years and matures on August 1, 2017. Based on the leverage as of March 31, 2016, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters ended March 31, 2016 and 2015.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.0 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest Rate Swap	Accrued expenses and accounts payable	$1,161	$553
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Interest Rate Swap	$919	$1,292	Interest Expense	$311	$435
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2016, we have not posted any collateral related to this agreement.
Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of March 31, 2016 and 2015, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters ended March 31,
	2016	2015
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$78,405	$74,174
Right-to-use contracts current period, gross	2,532	2,797
Revenue recognized from right-to-use contract upfront payments	(2,230)	(2,024)
Right-to-use contract upfront payments, deferred, net	302	773
Deferred revenue–upfront payments from right-to-use contracts, as of March 31,	$78,707	$74,947

Deferred commission expense, as of January 1,	$30,865	$28,589
Deferred commission expense	895	1,142
Commission expense recognized	(1,002)	(829)
Net (decrease) increase in deferred commission expense	(107)	313
Deferred commission expense, as of March 31,	$30,758	$28,902
Note 10 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2016 and 2015 was approximately $1.9 million and $1.7 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards (continued)

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of March 31, 2016, 3,286,537 shares remained available for grant.
Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
Grants Issued
On February 1, 2016, we awarded Restricted Stock Grants for 73,000 shares of common stock at a fair market value of approximately $4.9 million to certain members of our senior management for their service in 2016. These Restricted Stock Grants will vest on December 31, 2016.
On February 1, 2016, we awarded Restricted Stock Grants for 45,784 shares of common stock at a fair market value of approximately $3.1 million to certain members of our Board of Directors for their services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee in 2016. One-third of the shares of restricted common stock covered by these awards will vest on each of December 31, 2016, December 31, 2017, and December 31, 2018.
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
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our Compensation Committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP and, including employer costs, is currently estimated to be approximately $5.6 million. As of March 31, 2016, we had accrued compensation expense of approximately $0.5 million for the 2016 LTIP.
The amount accrued for the 2016 LTIP reflects our evaluation of the 2016 LTIP based on forecasts and other available information and is subject to performance in line with forecasts and final evaluation and determination by the Compensation Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.
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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys' fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys' fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs filed an appeal from the approximately $2.0 million award of our attorneys' fees and other costs. Oral argument in that appeal was also held on September 19, 2013. On December 3, 2013, the Court of Appeal issued a partially published opinion that rejected all of plaintiffs' claims on appeal except one, relating to whether the park's rules prohibited the renting of spaces to recreational vehicles.  The Court of Appeal reversed the judgment on the recreational vehicle issue and remanded for further proceedings regarding that issue.  Because the judgment was reversed, the award of attorney's fees and other costs was also reversed.  Both sides filed rehearing petitions with the Court of Appeal.  On December 31, 2013, the Court of Appeal granted the defendants' rehearing petition and ordered the parties to submit supplemental briefing, which the parties did. On March 10, 2014, the Court of Appeal issued a new partially published opinion in which it again rejected all of the plaintiffs' claims on appeal except the one relating to whether the park's rules prohibited the renting of spaces to recreational vehicles, reversing the judgment on that issue and remanding it for further proceedings, and accordingly vacating the award of attorney's fees and other costs.
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
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury's verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court's December 5, 2014 order. The Court of Appeal issued an order setting the briefing sequence and ordered commencement of the briefing. On December 15, 2015, the plaintiffs filed their opening appellants' brief and on March 25, 2016 we filed our combined respondents' and opening brief. We intend to continue to vigorously defend ourselves in this litigation.
At March 31, 2016, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
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
Santiago Estates
On September 4, 2015, a group of tenants at our Santiago Estates Property in Sylmar, California filed a complaint in the California Superior Court for Los Angeles County, Case No. BC593831, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On November 24, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. The hearing date for that motion is August 19, 2016.
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
On October 20, 2015, we attended a meeting with representatives of the MCDA and certain other District Attorneys' offices at which the MCDA reviewed the preliminary results of their investigation including, among other things, (i) alleged violations of asbestos and related regulations associated with approximately 200 historical demolition and renovation projects in California; (ii) potential exposure to civil penalties and unpaid fees; and (iii) next steps with respect to a negotiated resolution of the alleged violations. No legal proceedings have been instituted to date, and we are involved in settlement discussions with the District

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

Attorneys' offices. We continue to assess the allegations and the underlying facts, and at this time we are unable to predict the outcome of the investigation or reasonably estimate any possible loss.
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
We have identified two reportable segments which are: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2016 or 2015.
The following tables summarize our segment financial information for the quarters ended March 31, 2016 and 2015 (amounts in thousands):
Quarter Ended March 31, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$204,726	$12,038	$216,764
Operations expenses	(90,512)	(10,640)	(101,152)
Income from segment operations	114,214	1,398	115,612
Interest income	718	918	1,636
Depreciation on real estate assets and rental homes	(25,965)	(2,691)	(28,656)
Amortization of in-place leases	(335)	—	(335)
Income (loss) from operations	$88,632	$(375)	88,257
Reconciliation to Consolidated net income:
Corporate interest income			24
Income from other investments, net			1,723
General and administrative			(7,407)
Property rights initiatives and other			(654)
Interest and related amortization			(25,634)
Equity in income of unconsolidated joint ventures			881
Consolidated net income			$57,190

Total assets	$3,176,748	$238,377	$3,415,125
Capital improvements	$9,783	$12,712	$22,495

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Quarter Ended March 31, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$194,689	$10,786	$205,475
Operations expenses	(87,280)	(9,198)	(96,478)
Income from segment operations	107,409	1,588	108,997
Interest income	709	1,089	1,798
Depreciation on real estate assets and rental homes	(25,356)	(2,760)	(28,116)
Amortization of in-place leases	(665)	—	(665)
Income (loss) from operations	$82,097	$(83)	82,014
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			1,119
General and administrative			(7,406)
Property rights initiatives and other			(553)
Early Debt Retirement			(16,991)
Interest and related amortization			(27,276)
Equity in income of unconsolidated joint ventures			884
Consolidated net income			$31,813

Total assets	$3,186,088	$261,697	$3,447,785
Capital improvements	$8,887	$7,373	$16,260
The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarters Ended
	March 31, 2016	March 31, 2015
Revenues:
Community base rental income	$114,076	$109,270
Resort base rental income	55,434	51,645
Right-to-use annual payments	11,054	10,981
Right-to-use contracts current period, gross	2,532	2,797
Right-to-use contract upfront payments, deferred, net	(302)	(773)
Utility and other income	20,793	19,082
Ancillary services revenues, net	1,139	1,687
Total property operations revenues	204,726	194,689
Expenses:
Property operating and maintenance	62,954	61,117
Real estate taxes	13,198	12,594
Sales and marketing, gross	2,493	2,522
Right-to-use contract commissions, deferred, net	104	(243)
Property management	11,763	11,290
Total property operations expenses	90,512	87,280
Income from property operations segment	$114,214	$107,409

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarters Ended
	March 31, 2016	March 31, 2015
Revenues:
Gross revenue from home sales	$8,214	$6,937
Brokered resale revenues, net	279	295
Rental home income (a)	3,545	3,554
Total revenues	12,038	10,786
Expenses:
Cost of home sales	8,281	6,724
Home selling expenses	834	805
Rental home operating and maintenance	1,525	1,669
Total expenses	10,640	9,198
Income from home sales and rentals operations segment	$1,398	$1,588
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or RVs. Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of March 31, 2016, we owned or had an ownership interest in a portfolio of 388 Properties located throughout the United States and Canada containing 144,231 Sites. These properties are located in 32 states and British Columbia.

WA
OR
CA
ID
NV
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD
4
3
2
4
7
16
4
11
6
7
26
6
9
4
4
2
2
5
3
3
6
6
6
6
2
2
4
3
10
6
8
17
37
11
14
4
14
9

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

Management's Discussion (continued)

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

Management's Discussion (continued)

The following chart lists the Properties acquired or invested in since January 1, 2015 through March 31, 2016.

Property	Transaction Date	Sites

Total Sites as of January 1, 2015		143,113
Property or Portfolio:
Acquisitions:
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Rose Bay	January 27, 2016	303
Expansion Site Development and other:
Net sites added (reconfigured) in 2015		94
Net sites added (reconfigured) in 2016		(10)
Total Sites as of March 31, 2016		144,231

Our gross investment in real estate has increased approximately $23.0 million to $4,501 million as of March 31, 2016 from $4,478 million as of December 31, 2015 primarily due to increased capital expenditures as well as the acquisition of Rose Bay.
We actively seek to acquire and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis. Some revenue streams are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our Sites by type. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 101,800 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of March 31, 2016
Community Sites	70,100
Resort Sites:
Annual	26,000
Seasonal	10,500
Transient	10,400
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
144,200
_________________________

(1)	Includes approximately 5,500 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
For the periods presented our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated during the entire period. For the quarter ended March 31, 2016, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.5% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 2.3%, resulting in an increase in Core net operating income before deferrals and property management of 6.0%.

Approximately one third of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. Approximately one half of those rental agreements have a CPI floor of approximately 3.0%.
State and local rent control regulations affect 27 Properties, including 19 of our 49 California Properties, all of our seven Delaware Properties and one of our five Massachusetts Properties. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a

Management's Discussion (continued)

percentage of the increase in the CPI, which may be national, regional or local, depending on the rent control ordinance. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
In the years following the disruption in the site-built housing market, our home sales business was negatively affected by our customers' inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rentals rather than sales as our primary source of occupancy upon turnover. As we managed and expanded our portfolio of rental homes, we placed homes in communities where we believed we could successfully sell homes as the market improved. At these Properties, we have been successful at selling homes and driving occupancy gains through increased home ownership. We continue to allocate capital to home purchases based on our assessment of market conditions and emphasize home sales. We continue to see population growth in our key markets, increased access to distribution channels for our products and a renewed willingness by our customers to commit to us for longer periods of time. We have also seen a decrease in homes coming back to us, which generally means that our residents have the opportunity to resell their homes to new residents. While we continue to focus on selling homes, we continue to evaluate rental units, and based on market conditions, we expect to invest in additional new homes for customer rentals.
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. We increased occupancy in our Core Portfolio by 141 sites during the first quarter of 2016, which included a gain of 146 homeowners. This compares to the first quarter 2015, during which occupancy increased by 96 sites resulting from a gain of 169 homeowners.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management's focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in one of our communities. New home sales in the MH communities in our Core Portfolio increased by 20 homes over the same period in the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities (see the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity).
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
As of March 31, 2016, we had 4,962 occupied rental homes in our MH communities. For the quarters ended March 31, 2016 and 2015, home rental program net operating income was approximately $8.4 million and $8.5 million, respectively, net of rental asset depreciation expense of approximately $2.6 million and $2.7 million, respectively. Approximately $9.0 million and $9.4 million of home rental operations revenue was included in community base rental income for the quarters ended March 31, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity). We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our first quarter Core Portfolio annual revenues were 6.3% higher than the first quarter of last year. We believe our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base and we have also been successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their adventures at our resorts. We believe this is an important factor in a customer's decision to relocate. Our customers continue to increase the amount of time spent shopping online for their home and vacation decisions. We have also expanded our marketing efforts to reach approximately 40 million outdoor enthusiasts (according to the 2014 American Camper Report) to inform them about our product offerings.

Management's Discussion (continued)

For our membership based RV resorts, we offer low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products, we have entered into approximately 82,200 TTCs. Our renewal rate for these memberships is approximately 43.0%.

We have arranged with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 32,504 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18.0%.

The table below provides additional details regarding our TTCs:

	Years Ended December 31,				Quarter Ended March 31,
	2012	2013	2014	2015	2016
TTC Origination	10,198	15,607	18,187	25,544	5,260
TTC Sales	8,909	9,289	10,014	11,877	2,203
RV Dealer TTC Activations	1,289	6,318	8,173	13,667	3,057
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. For certain customers, we finance the nonrefundable upfront payment of these upgrades.
Critical Accounting Policies and Estimates
Refer to the 2015 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the quarter ended March 31, 2016.

Supplemental Measures
Management's discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management's view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from property operations, Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO"). A discussion of FFO, Normalized FFO and a reconciliation to net income is included in the presentation of FFO following our "Results of Operations."
Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance, real estate taxes, sales and marketing, and property management expenses. We believe that Income from property operations is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home and RV communities.
The following table reconciles Income before equity in income of unconsolidated joint ventures to income from property operations for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Total Portfolio
	Quarters Ended
	March 31, 2016	March 31, 2015
Income from property operations	$115,095	$107,607
Income from home sales operations and other	517	1,390
Total other income and expenses, net	(59,303)	(78,068)
Income before equity in income of unconsolidated joint ventures	$56,309	$30,929

Management's Discussion (continued)

Comparison of the Quarter Ended March 31, 2016 to the Quarter Ended March 31, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended March 31, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$113,968	$109,209	$4,759	4.4%	$114,076	$109,270	$4,806	4.4%
Rental home income	3,545	3,554	(9)	(0.3)%	3,545	3,554	(9)	(0.3)%
Resort base rental income	54,271	51,535	2,736	5.3%	55,434	51,645	3,789	7.3%
Right-to-use annual payments	11,054	10,981	73	0.7%	11,054	10,981	73	0.7%
Right-to-use contracts current period, gross	2,532	2,797	(265)	(9.5)%	2,532	2,797	(265)	(9.5)%
Utility and other income	20,683	19,071	1,612	8.5%	20,793	19,082	1,711	9.0%
Property operating revenues, excluding deferrals	206,053	197,147	8,906	4.5%	207,434	197,329	10,105	5.1%

Property operating and maintenance	62,427	61,019	1,408	2.3%	62,954	61,117	1,837	3.0%
Rental home operating and maintenance	1,525	1,669	(144)	(8.6)%	1,525	1,669	(144)	(8.6)%
Real estate taxes	13,140	12,585	555	4.4%	13,198	12,594	604	4.8%
Sales and marketing, gross	2,493	2,522	(29)	(1.1)%	2,493	2,522	(29)	(1.1)%
Property operating expenses, excluding deferrals and Property management	79,585	77,795	1,790	2.3%	80,170	77,902	2,268	2.9%
Income from property operations, excluding deferrals and Property management (1)	126,468	119,352	7,116	6.0%	127,264	119,427	7,837	6.6%
Property management	11,763	11,290	473	4.2%	11,763	11,290	473	4.2%
Income from property operations, excluding deferrals (1)	114,705	108,062	6,643	6.1%	115,501	108,137	7,364	6.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	406	530	(124)	(23.4)%	406	530	(124)	(23.4)%
Income from property operations	$114,299	$107,532	$6,767	6.3%	$115,095	$107,607	$7,488	7.0%
__________________________
(1)     Non-GAAP measure.
The $4.8 million, or 4.4%, increase in Core Portfolio community base rental income primarily reflects a 3.6% growth from rate increases and a 0.8% growth from occupancy gains. The average monthly base rent per site increased to approximately $584 for the quarter ended March 31, 2016 from approximately $564 for the corresponding quarter in 2015. The average occupancy increased to 93.1% for the quarter ended March 31, 2016 from 92.3% for the corresponding quarter in 2015.
The increase in property operating and maintenance expenses was primarily driven by increased repair and maintenance, property payroll and utility expense. The increase in repair and maintenance is largely due to excess water hauling expense as a result of significant rainfall in the South region and increased expenses and snow removal costs in the Northeast region, while the increase in property payroll is driven by additional employees and increased overtime.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$29,588	$27,829	$1,759	6.3%	$30,010	$27,928	$2,082	7.5%
Seasonal	15,831	14,976	855	5.7%	16,215	14,983	1,232	8.2%
Transient	8,852	8,730	122	1.4%	9,209	8,734	475	5.4%
Resort base rental income	$54,271	$51,535	$2,736	5.3%	$55,434	$51,645	$3,789	7.3%

Management's Discussion (continued)

Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily as a result of lower upgrade sales by our third party sales agent. During the quarter, there were 526 upgrade sales with an average price per sale of $4,813. This compares to 597 upgrade sales with an average price per sale of $4,685 for the quarter ended March 31, 2015. This decrease is partially offset by a 11.1% increase in in-park upgrades as we continue to experience increased demand for our upgraded product from our newest TTC members.
The increase in total portfolio income from property operations is primarily due to increases in Core community base rental income, Core resort base rental income as well as increased utility and other property income, primarily due to insurance proceeds of approximately $0.8 million related to two prior events that impacted certain properties in California and Florida. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to repairs and maintenance, payroll and property taxes.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$5,399	$2,930	$2,469	84.3%
Cost of new home sales (1)	5,452	2,745	2,707	98.6%
Gross (loss) profit from new home sales	(53)	185	(238)	(128.6)%

Gross revenues from used home sales	2,815	4,007	(1,192)	(29.7)%
Cost of used home sales	2,829	3,979	(1,150)	(28.9)%
Gross (loss) profit from used home sales	(14)	28	(42)	(150.0)%

Brokered resale revenues and ancillary services revenues, net	1,418	1,982	(564)	(28.5)%
Home selling expenses	834	805	29	3.6%
Income from home sales operations and other	$517	$1,390	$(873)	(62.8)%

Home sales volumes
Total new home sales(2)	121	86	35	40.7%
New Home Sales Volume - ECHO JV	34	39	(5)	(12.8)%
Used home sales	311	381	(70)	(18.4)%
Brokered home resales	186	205	(19)	(9.3)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended March 31, 2016 and 2015, respectively.
The decrease in income from home sales operations and other is primarily due to lower revenue from ancillary services, which includes retail sales at various Properties, as well as lower profits from new home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change
Manufactured homes:
New Home	$6,141	$5,611	$530	9.4%
Used Home	6,390	7,263	(873)	(12.0)%
Rental operations revenue (1)	12,531	12,874	(343)	(2.7)%
Rental home operating and maintenance	1,525	1,669	(144)	(8.6)%
Income from rental operations	11,006	11,205	(199)	(1.8)%
Depreciation on rental homes (2)	2,647	2,706	(59)	(2.2)%
Income from rental operations, net of depreciation	$8,359	$8,499	$(140)	(1.6)%

Gross investment in new manufactured home rental units (3)	$115,639	$108,694	$6,945	6.4%
Gross investment in used manufactured home rental units	$56,189	$62,191	$(6,002)	(9.7)%

Net investment in new manufactured home rental units	$92,323	$90,360	$1,963	2.2%
Net investment in used manufactured home rental units	$33,351	$45,889	$(12,538)	(27.3)%

Number of occupied rentals – new, end of period (4)	2,247	2,045	202	9.9%
Number of occupied rentals – used, end of period	2,715	3,125	(410)	(13.1)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $9.0 million and $9.4 million for the quarters ended March 31, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million and $10.4 million at March 31, 2016 and 2015, respectively.

(4)	Includes 131 and 55 homes rented through our ECHO JV during the quarters ended March 31, 2016 and 2015, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units, primarily used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended March 31, 2016 and 2015 (amounts in thousands, expenses shown as negative).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(28,656)	$(28,116)	$(540)	(1.9)%
Amortization of in-place leases	(335)	(665)	330	49.6%
Interest income	1,660	1,820	(160)	(8.8)%
Income from other investments, net	1,723	1,119	604	54.0%
General and administrative (excluding transaction costs)	(7,207)	(6,974)	(233)	(3.3)%
Transaction costs	(200)	(432)	232	53.7%
Property rights initiatives and other	(654)	(553)	(101)	(18.3)%
Early debt retirement	—	(16,991)	16,991	100.0%
Interest and related amortization	(25,634)	(27,276)	1,642	6.0%
Total other income and expenses, net	$(59,303)	$(78,068)	$18,765	24.0%
Early debt retirement expense was higher in 2015 as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015.
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
On May 4, 2015, we extended our current "at the market" offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately $114.4 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of March 31, 2016, we have sufficient liquidity, in the form of $92.1 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (See Note 7 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the first quarter distribution of approximately $39.0 million paid on April 8, 2016, as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2016, we have approximately $70.3 million of scheduled debt maturities in 2016 (excluding scheduled principal payments on debt maturing in 2016 and beyond). We expect to satisfy our 2016 maturities with existing cash and anticipated operating cash flow.

During the quarter ended March 31, 2016, we paid off one maturing mortgage of approximately $9.8 million secured by a manufactured home Property with a stated interest rate of 5.48% per annum.

The table below summarizes cash flow activity for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarters ended March 31,
	2016	2015
Net cash provided by operating activities	$101,766	$109,215
Net cash used in investing activities	(34,044)	(31,579)
Net cash used in financing activities	(50,873)	(48,647)
Net increase in cash	$16,849	$28,989
Operating Activities
Net cash provided by operating activities decreased $7.4 million to $101.8 million for the quarter ended March 31, 2016, from $109.2 million for the quarter ended March 31, 2015. The overall decrease in net cash provided by operating activities is primarily due to an increase in Income from property operations of $7.5 million, offset by a decrease in Escrow deposits, goodwill and other assets of $7.3 million, an increase of $2.5 million in Accrued expenses and accounts payable as well as an increase of $2.7 million in Rents received in advance and security deposits.

Management's Discussion (continued)

Investing Activities
Net cash used in investing activities was $34.0 million for the quarter ended March 31, 2016 compared to $31.6 million for the quarter ended March 31, 2015. Significant components of net cash used in investing activities include:

•
We paid approximately $7.4 million in 2016 to acquire the Rose Bay RV Resort, which resulted in an additional 303 Sites. We paid approximately $12.2 million in 2015 to acquire the Bogue Pines MH Property and Whispering Pines RV Resort, which resulted in an additional 428 Sites.

•	We contributed $5.0 million to our ECHO JV in 2016 compared to the $4.0 million we invested in 2015. (see Note 5 to the Consolidated Financial Statements for a description of our joint ventures).

•	We paid approximately $22.5 million and $16.3 million for capital improvements during the quarters ended March 31, 2016 and 2015, respectively (see Capital Improvements table below).
Capital Improvements
The table below summarizes capital improvement activity for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarters ended March 31, (1)
	2016	2015
Recurring Capital Expenditures (2)	$7,337	$7,443
Property upgrades and site development	2,229	1,091
New home investments (3)	11,041	5,518
Used home investments	1,671	1,855
Total Property	22,278	15,907
Corporate	217	353
Total Capital improvements	$22,495	$16,260
______________________

(1)	Excludes non-cash activity of approximately $0.3 million and $0.2 million of used homes acquired through foreclosure of Chattel Loans for the quarters ended March 31, 2016 and 2015, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investment associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $50.9 million for the quarter ended March 31, 2016 compared to net cash used in financing activities of $48.6 million for the quarter ended March 31, 2015. Significant components of net cash used in financing activities include:

•
We paid approximately $9.7 million of amortizing principal debt and approximately $9.8 million to repay one maturing mortgage in 2016. This compares to the approximately $9.4 million of amortizing principal debt, approximately $13.3 million of one maturing mortgage, defeased approximately $370.2 million of debt and paid a total of approximately $23.1 million in debt issuance and defeasance costs as well as early debt retirement costs in the quarter ended March 31, 2015. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•	We received $395.3 million in financing proceeds in the quarter ended March 31, 2015. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $36.6 million in the first quarter of 2016 to Common Stockholders, Common OP unitholders and preferred stockholders which were partially offset by proceeds received of approximately $5.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $31.9 million in the first quarter of 2015 to Common Stockholders, Common OP unitholders and preferred stockholders and paid approximately $0.1 million for offering costs, offset by proceeds received of approximately $4.1 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

Management's Discussion (continued)

Contractual Obligations
As of March 31, 2016, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2016	2017	2018	2019	2020	Thereafter
Long Term Borrowings (1)	$2,117,330	$99,587	$97,531	$230,046	$231,392	$348,413	$1,110,361
Interest Expense (2)	674,979	83,396	92,490	83,251	68,566	53,341	293,935
Operating Lease	12,706	1,720	2,368	2,401	2,146	2,011	2,060
LOC Maintenance Fee (3)	1,862	611	811	440	—	—	—
Ground Lease (4)	17,870	1,472	1,963	1,957	1,960	1,961	8,557
Total Contractual Obligations	$2,824,747	$186,786	$195,163	$318,095	$304,064	$405,726	$1,414,913
Weighted average interest rates - Long Term Borrowings	4.49%	4.79%	4.72%	4.63%	4.42%	4.52%	4.29%
 ______________________________

(1)	Balance excludes note premiums of $9.7 million and deferred financing costs of approximately $19.0 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of March 31, 2016.

(3)	As of March 31, 2016, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of March 31, 2016, we have no off balance sheet arrangements.
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
The following table presents a calculation of FFO available for Common Shares and Normalized FFO available for Common Shares for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarters Ended March 31,
	2016	2015
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$50,583	$27,185
Income allocated to common OP units	4,310	2,331
Right-to-use contract upfront payments, deferred, net	302	773
Right-to-use contract commissions, deferred, net	104	(243)
Depreciation on real estate assets	26,009	25,410
Depreciation on rental homes	2,647	2,706
Amortization of in-place leases	335	665
Depreciation on unconsolidated joint ventures	290	243
FFO available for Common Stockholders	84,580	59,070
Transaction costs	200	432
Early debt retirement	—	16,991
Normalized FFO available for Common Stockholders	$84,780	$76,493
Weighted average Common Shares outstanding – fully diluted	92,041	91,777

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2015. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2016.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

We included a risk factor in our 2015 Form 10-K related to our insurance coverage - Some Potential Losses Are Not
Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2016 and that we planned to renew those policies. Those policies that were in effect on March 31, 2016, were renewed on April 1, 2016. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 27, 2016	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2016	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2016	By:	/s/ Ann Wallin
Ann Wallin
Vice President and Chief Accounting Officer
(Principal Accounting Officer)