Form 10-Q
period 2016-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2016-07-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
85,296,903 shares of Common Stock as of July 25, 2016.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015
(amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment in real estate:
Land	$1,142,651	$1,101,676
Land improvements	2,867,006	2,787,882
Buildings and other depreciable property	608,204	588,041
	4,617,861	4,477,599
Accumulated depreciation	(1,339,298)	(1,282,423)
Net investment in real estate	3,278,563	3,195,176
Cash	74,871	80,258
Notes receivable, net	33,837	35,463
Investment in unconsolidated joint ventures	23,223	17,741
Deferred commission expense	31,084	30,865
Escrow deposits, goodwill, and other assets, net	43,997	40,897
Total Assets	$3,485,575	$3,400,400
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,915,834	$1,926,880
Term loan	199,276	199,172
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	79,418	76,044
Deferred revenue – upfront payments from right-to-use contracts	79,505	78,405
Deferred revenue – right-to-use annual payments	13,017	9,878
Accrued interest payable	8,488	8,715
Rents and other customer payments received in advance and security deposits	84,821	74,300
Distributions payable	39,300	34,315
Total Liabilities	2,419,659	2,407,709
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of June 30, 2016 and December 31, 2015; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of June 30, 2016 and December 31, 2015 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 85,295,182 and 84,253,065 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	852	843
Paid-in capital	1,094,152	1,039,140
Distributions in excess of accumulated earnings	(236,623)	(250,506)
Accumulated other comprehensive loss	(1,197)	(553)
Total Stockholders’ Equity	993,328	925,068
Non-controlling interests – Common OP Units	72,588	67,623
Total Equity	1,065,916	992,691
Total Liabilities and Equity	$3,485,575	$3,400,400

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Six Months Ended June 30, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Community base rental income	$115,385	$110,073	$229,461	$219,343
Rental home income	3,543	3,559	7,088	7,113
Resort base rental income	44,732	41,427	100,166	93,072
Right-to-use annual payments	11,187	10,945	22,241	21,926
Right-to-use contracts current period, gross	3,086	3,578	5,618	6,375
Right-to-use contract upfront payments, deferred, net	(798)	(1,455)	(1,100)	(2,228)
Utility and other income	19,523	18,901	40,316	37,983
Gross revenues from home sales	9,130	9,526	17,344	16,463
Brokered resale revenues and ancillary services revenues, net	398	1,012	1,816	2,994
Interest income	1,625	1,736	3,285	3,556
Income from other investments, net	2,270	2,178	3,993	3,297
Total revenues	210,081	201,480	430,228	409,894
Expenses:
Property operating and maintenance	66,647	64,178	129,601	125,295
Rental home operating and maintenance	1,581	1,689	3,106	3,358
Real estate taxes	12,869	12,652	26,067	25,246
Sales and marketing, gross	2,931	3,512	5,424	6,034
Right-to-use contract commissions, deferred, net	(116)	(764)	(12)	(1,007)
Property management	12,044	11,099	23,807	22,389
Depreciation on real estate assets and rental homes	29,029	28,335	57,684	56,451
Amortization of in-place leases	428	669	763	1,334
Cost of home sales	9,481	9,093	17,762	15,817
Home selling expenses	805	720	1,639	1,525
General and administrative	8,255	7,541	15,663	14,947
Property rights initiatives and other	527	694	1,181	1,247
Early debt retirement	—	(69)	—	16,922
Interest and related amortization	25,561	26,145	51,195	53,421
Total expenses	170,042	165,494	333,880	342,979
Income before equity in income of unconsolidated joint ventures	40,039	35,986	96,348	66,915
Equity in income of unconsolidated joint ventures	765	840	1,646	1,724
Consolidated net income	40,804	36,826	97,994	68,639

Income allocated to non-controlling interests – Common OP Units	(2,998)	(2,724)	(7,308)	(5,054)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,316)	(4,613)	(4,613)
Net income available for Common Stockholders	$35,490	$31,786	$86,073	$58,972

Consolidated net income	$40,804	$36,826	$97,994	$68,639
Other comprehensive (loss) income (“OCI”):
Adjustment for fair market value of swap	(36)	204	(644)	(653)
Consolidated comprehensive income	40,768	37,030	97,350	67,986
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,995)	(2,740)	(7,257)	(5,003)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,316)	(4,613)	(4,613)
Comprehensive income attributable to Common Stockholders	$35,457	$31,974	$85,480	$58,370

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Six Months Ended June 30, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.42	$0.38	$1.02	$0.70
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.42	$0.38	$1.01	$0.70

Distributions declared per Common Share outstanding	$0.425	$0.375	$0.850	$0.750
Weighted average Common Shares outstanding – basic	84,516	84,031	84,419	83,996
Weighted average Common Shares outstanding – fully diluted	92,264	91,851	92,163	91,829

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2016
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691
Conversion of Common OP Units to Common Stock	—	38	—	—	(38)	—	—
Issuance of Common Stock through exercise of options	2	5,230	—	—	—	—	5,232
Issuance of Common Stock through employee stock purchase plan	—	275	—	—	—	—	275
Issuance of Common Stock	7	49,993	—	—	—	—	50,000
Compensation expenses related to restricted stock	—	4,393	—	—	—	—	4,393
Repurchase of Common Stock or Common OP units	—	(274)	—	—	—	—	(274)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,820)	—	—	3,820	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(644)	(644)
Net income	—	—	4,614	86,073	7,308	—	97,995
Distributions	—	—	(4,614)	(72,190)	(6,125)	—	(82,929)
Other	—	(823)	—	—	—	—	(823)
Balance, June 30, 2016	$852	$1,094,152	$136,144	$(236,623)	$72,588	$(1,197)	$1,065,916

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(amounts in thousands)
(unaudited)

	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Consolidated net income	$97,994	$68,639
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	—	16,922
Depreciation	58,242	56,989
Amortization of in-place leases	763	1,334
Amortization of loan costs	1,876	2,103
Debt premium amortization	(1,730)	(2,094)
Equity in income of unconsolidated joint ventures	(1,646)	(1,724)
Distributions of income from unconsolidated joint ventures	1,041	1,161
Amortization of stock-related compensation	4,393	3,960
Revenue recognized from right-to-use contract upfront payments	(4,518)	(4,147)
Commission expense recognized related to right-to-use contracts	2,019	1,696
Long term incentive plan compensation	(3,852)	657
Recovery of uncollectible rents receivable	(679)	(344)
Changes in assets and liabilities:
Notes receivable activity, net	361	(101)
Deferred commission expense	(2,238)	(3,067)
Escrow deposits, goodwill and other assets	13,137	27,540
Accrued expenses and accounts payable	2,453	18,475
Deferred revenue – upfront payments from right-to-use contracts	5,618	6,375
Deferred revenue – right-to-use annual payments	3,139	3,492
Rents received in advance and security deposits	10,434	12,080
Net cash provided by operating activities	186,807	209,946
Cash Flows From Investing Activities:
Real estate acquisition	(76,203)	(23,687)
Investment in unconsolidated joint ventures	(5,000)	(4,000)
Repayments of notes receivable	5,176	5,366
Issuance of notes receivable	(4,356)	(4,035)
Capital improvements	(55,707)	(42,259)
Net cash used in investing activities	(136,090)	(68,615)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	5,233	4,252
Gross proceeds from sale of Common Stock	50,000	—
Distributions:
Common Stockholders	(67,565)	(58,862)
Common OP Unitholders	(5,766)	(5,057)
Preferred Stockholders	(4,613)	(4,613)
Principal payments and mortgage debt payoff	(32,564)	(437,279)
New mortgage notes payable financing proceeds	—	395,323
Debt issuance and defeasance costs	(5)	(23,541)
Other	(824)	(323)
Net cash used in financing activities	(56,104)	(130,100)
Net (decrease) increase in cash and cash equivalents	(5,387)	11,231
Cash, beginning of period	80,258	73,714
Cash, end of period	$74,871	$84,945

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2016 and 2015
(amounts in thousands)
(unaudited)

	June 30, 2016	June 30, 2015
Supplemental Information:
Cash paid during the period for interest	$53,121	$54,330
Capital improvements – used homes acquired by repossessions	$445	$443
Net repayments of notes receivable – used homes acquired by repossessions	$(445)	$(443)
Building and other depreciable property – reclassification of rental homes	$15,986	$14,046
Escrow deposits and other assets – reclassification of rental homes	$(15,986)	$(14,046)

Real estate acquisitions:
Investment in real estate	$(100,148)	$(23,900)
Escrow deposits and other assets	(20)	(53)
Debt assumed and financed on acquisition	22,010	—
Accrued expenses and accounts payable	1,955	62
Rents and other customer payments received in advance and security deposits	—	204
Real estate acquisitions, net	$(76,203)	$(23,687)

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
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. Based on our review and subsequent analysis of the structure of our legal entities, we concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. We are the general partner and controlling owner of approximately 92.2% of the Operating Partnership and we will continue to consolidate the Operating Partnership under this new guidance. With respect to our investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on our previous consolidation conclusions.
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
As of June 30, 2016 and December 31, 2015, the gross carrying amount of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of June 30, 2016 and December 31, 2015, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.7 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively. For the quarters and six months ended June 30, 2016 and 2015, amortization expense for the identified intangible assets was approximately $0.1 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

(c)	Restricted Cash
Our cash balance as of June 30, 2016 and December 31, 2015 included approximately $5.3 million and $5.0 million respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $18.9 million and $19.7 million, respectively, had a carrying value of approximately $2.1 billion as of June 30, 2016 and December 31, 2015, and a fair value of approximately $2.2 billion as of June 30, 2016 and December 31, 2015, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2016 and December 31, 2015, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions, as discussed in Note 4 to the Consolidated Financial Statements.

(e)	Deferred Financing Costs, net
Deferred financing costs includes fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic Modifications and Extinguishments (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $35.6 million and $33.7 million at June 30, 2016 and December 31, 2015, respectively.

(f)	Recent Accounting Pronouncements
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that adoption of this standard may have on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers which along with related subsequent amendments will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred the effective date by one year for annual reporting periods beginning after December 15, 2017. The FASB will permit early adoption of the

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

standard, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact that adoption of the standard will have on our consolidated financial statements and related disclosures.
Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per Common Share for the quarters and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerators:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$35,490	$31,786	$86,073	$58,972
Amounts allocated to dilutive securities	2,998	2,724	7,308	5,054
Net income available for Common Stockholders – fully diluted	$38,488	$34,510	$93,381	$64,026
Denominator:
Weighted average Common Shares outstanding – basic	84,516	84,031	84,419	83,996
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,205	7,221	7,206	7,223
Stock options and restricted shares	543	599	538	610
Weighted average Common Shares outstanding – fully diluted	92,264	91,851	92,163	91,829

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.42	$0.38	$1.02	$0.70

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.42	$0.38	$1.01	$0.70
Note 3 – Common Stock and Other Equity Related Transactions
The following regular quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred shareholders for the six months ended June 30, 2016:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.421875	March 31, 2016	March 21, 2016	March 31, 2016
$0.421875	June 30, 2016	June 17, 2016	June 30, 2016
The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interest holders for the six months ended June 30, 2016:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.425	March 31, 2016	March 25, 2016	April 8, 2016
$0.425	June 30, 2016	June 24, 2016	July 8, 2016

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3 – Common Stock and Other Equity Related Transactions (continued)

On May 4, 2015, we extended our at-the-market (“ATM”) offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The following table presents the shares that were issued under the ATM equity offering program during the six months ended June 30, 2016 (amounts in thousands, except stock data):

Six Months Ended June 30, 2016
Shares of Common Stock sold	683,548
Weighted average price	$73.15
Total gross proceeds	$50,000
Commissions paid to sales agents	$657
We did not sell any shares under the ATM offering program for the comparable six month period in 2015. As June 30, 2016, approximately $75.0 million of Common Stock remained available for issuance under this ATM equity offering program.
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
On June 15, 2016, we completed the acquisition of Forest Lake Estates, a 1,168-Site property located in Zephryhills, Florida. This property consists of 894 manufactured home community Sites and 274 RV resort Sites. The purchase price of $75.2 million was funded with proceeds from the ATM offering program and the assumption of mortgage debt of approximately $22.6 million.
On May 26, 2016, we closed on the acquisition of Portland Fairview, a 407-Site RV resort located in Fairview, Oregon. The purchase price of approximately $17.6 million was funded with available cash.
On January 27, 2016, we completed the acquisition of Rose Bay, a 303-Site RV resort, located in Port Orange, Florida. The total purchase price of approximately $7.4 million was funded with available cash.
During the year ended December 31, 2015, we acquired two RV resorts, Whispering Pines and Miami Everglades, collectively containing 581 Sites, and one manufactured home community, Bogue Pines, containing 150 Sites. The combined purchase price of approximately $23.9 million was funded with available cash.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4 – Investment in Real Estate (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the six months ended June 30, 2016 and the year ended December 31, 2015, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs (amounts in thousands):

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
Assets acquired
Land	$40,975	$8,985
Buildings and other depreciable property	58,676	13,948
Manufactured homes	22	345
In-place leases	475	622
Net investment in real estate	100,148	23,900
Other assets	20	53
Total Assets acquired	$100,168	$23,953

Liabilities assumed
Mortgage notes payable	$22,010	$—
Other liabilities	1,955	266
Total Liabilities assumed	$23,965	$266
Net assets acquired	$76,203	$23,687
Dispositions and real estate held for disposition
As of June 30, 2016, we did not have any Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $1.6 million and $1.7 million (each net of approximately $0.6 million and $0.5 million of depreciation expense, for the six months ended June 30, 2016 and 2015, respectively) of equity in income from unconsolidated joint ventures for each of the six months ended June 30, 2016 and 2015, respectively. We received approximately $1.0 million and $1.2 million in distributions from these joint ventures for the six months ended June 30, 2016 and 2015, respectively.
On January 4, 2016, we contributed approximately $5.0 million to the ECHO Financing, LLC joint venture (the "ECHO JV") which brought our total investment to approximately $15.4 million.
The following table summarizes our investment in unconsolidated joint ventures as of June 30, 2016 and December 31, 2015 (investment amounts in thousands with the number of Properties shown parenthetically):

					Investment as of		JV Income (loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2015
Meadows	Various (2,2)	1,077	50%		$139	$162	$577	$742
Lakeshore	Florida (2,2)	342	65%		50	46	160	177
Voyager	Arizona (1,1)	1,706	50%	(b)	7,676	7,166	917	740
ECHO JV	Various	—	50%		15,358	10,367	(8)	65
		3,125			$23,223	$17,741	$1,646	$1,724
_____________________

(a)	The percentages shown approximate our economic interest as of June 30, 2016. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
Note 6 - Notes Receivable
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of June 30, 2016 and December 31, 2015, we had approximately $16.6 million and $17.6 million, respectively, of these Chattel Loans included in notes receivable. As of June 30, 2016, the Chattel Loans receivable had a stated per annum average rate of

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Notes Receivable (continued)

approximately 7.8%, with a yield of 19.7%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of June 30, 2016 and December 31, 2015, respectively.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of June 30, 2016 and December 31, 2015, we had approximately $17.2 million and $17.8 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million. The Contracts Receivable have an average stated interest rate of 16.1% per annum, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
Note 7 – Borrowing Arrangements
With the adoption of ASU 2015-03 and ASU 2015-15, we reclassified deferred financing costs to mortgage notes payable in the amount of $18.9 million as of December 31, 2015. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million as of December 31, 2015. Also, we reclassified deferred financing costs related to our unsecured line of credit to Escrow deposits, goodwill, and other assets, net in the amount of $3.7 million as of December 31, 2015.
Mortgage Notes Payable
As of June 30, 2016 and December 31, 2015, we had outstanding mortgage indebtedness of approximately $1.9 billion, excluding deferred financing costs. The weighted average interest rate, including the impact of premium/discount amortization and loan cost amortization on this mortgage indebtedness, for the six months ended June 30, 2016 was approximately 4.9% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2016 to 2040. The debt encumbered a total of 126 and 127 of our Properties as of June 30, 2016 and December 31, 2015, respectively, and the carrying value of such Properties was approximately $2.3 billion and $2.2 billion, respectively, as of such dates.
In connection with the Forest Lake Estates acquisition, we assumed approximately $22.6 million of mortgage debt secured by the manufactured home community, with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
During the six months ended June 30, 2016, we paid off two maturing mortgage loans of approximately $13.1 million, with a weighted average interest rate of 5.53% per annum, secured by two manufactured home Properties.
On July 1, 2016, we paid off two maturing mortgage loans of approximately $23.9 million in the aggregate, with weighted average interest rate of 5.99%, secured by one RV resort and one manufactured home Property.
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
Term Loan
As of June 30, 2016 and December 31, 2015, our $200.0 million unsecured Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of June 30, 2016 and December 31, 2015, our unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term.
As of June 30, 2016, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our Term Loan, we entered into the 2014 Swap (see Note 7 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of June 30, 2016, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters and six months ended June 30, 2016 and 2015.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.1 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest Rate Swap	Accrued expenses and accounts payable	$1,197	$553
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Interest Rate Swap	$338	$230	Interest Expense	$302	$434
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Interest Rate Swap	$1,258	$1,522	Interest Expense	$614	$869
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2016, we have not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of June 30, 2016 and 2015, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$78,405	$74,174
Right-to-use contracts current period, gross	5,618	6,375
Revenue recognized from right-to-use contract upfront payments	(4,518)	(4,147)
Right-to-use contract upfront payments, deferred, net	1,100	2,228
Deferred revenue–upfront payments from right-to-use contracts, as of June 30,	$79,505	$76,402

Deferred commission expense, as of January 1,	$30,865	$28,589
Deferred commission expense	2,238	3,067
Commission expense recognized	(2,019)	(1,696)
Net increase in deferred commission expense	219	1,371
Deferred commission expense, as of June 30,	$31,084	$29,960
Note 10 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2016 and 2015 was approximately $2.5 million and $2.2 million, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $4.4 million and $4.0 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of June 30, 2016, 3,264,282 shares remained available for grant. For the six months ended June 30, 2016, Options for 220,000 shares of common stock were exercised for gross proceeds of approximately $5.2 million.
Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
Grants Issued
On May 10, 2016, we awarded Restricted Stock Grants for 14,705 shares of common stock at a fair market value of approximately $1.1 million and awarded Options to purchase 7,550 shares of common stock with an exercise price of $74.53 per share to certain members of our Board of Directors.The shares of common stock covered by these awards are subject to multiple tranches that vest as soon as November 10, 2016 and as late as May 10, 2019.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards (continued)

The fair market value of our restricted stock grants was determined by using the closing share price of our common stock on the date the shares were issued and is recorded as compensation expense and paid in capital over the vesting period.
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
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our Compensation Committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP and, including employer costs, is currently estimated to be approximately $5.6 million. As of June 30, 2016, we had accrued compensation expense of approximately $1.0 million for the 2016 LTIP.
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
As of result of a settlement we reached with the plaintiffs remaining in the litigation, pursuant to which among other provisions the parties agreed to mutually release all of their claims in the litigation without any payment by us, on September 28, 2015 the plaintiffs filed with the Superior Court a request for dismissal with prejudice of the entire action, to which we consented. On July 14, 2016, the Superior Court entered a dismissal of the action with prejudice.
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
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury's verdict. On December 5, 2014, after briefing and a hearing on those motions, the trial court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the trial court's December 5, 2014 order. The Court of Appeal issued an order setting the briefing sequence and ordered commencement of the briefing. On December 15, 2015, the plaintiffs filed their opening appellants’ brief; on March 25, 2016, we filed our combined respondents’ and opening brief; and on July 8, 2016, the plaintiffs filed their combined reply and cross-respondents’ brief. We intend to continue to vigorously defend ourselves in this litigation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

At June 30, 2016, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
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
On October 20, 2015, we attended a meeting with representatives of the MCDA and certain other District Attorneys' offices at which the MCDA reviewed the preliminary results of their investigation including, among other things, (i) alleged violations of asbestos and related regulations associated with approximately 200 historical demolition and renovation projects in California; (ii) potential exposure to civil penalties and unpaid fees; and (iii) next steps with respect to a negotiated resolution of the alleged violations. No legal proceedings have been instituted to date, and we are involved in settlement discussions with the District Attorneys' offices. We continue to assess the allegations and the underlying facts, and at this time we are unable to predict the outcome of the investigation or reasonably estimate any possible loss.
Alpine Lake RV Resort OSHA Citations
On February 19, 2016, we received a Citation and Notice of Penalty from the Occupational Safety and Health Administration (“OSHA”) alleging two willful and seven serious safety violations relating to the design and maintenance of the electrical system at our Alpine Lake RV Resort in Corinth, New York, and assessing fines totaling $187,000. We have been working with a certified third-party electrician to address the items raised in the citations.
On March 9, 2016, we attended an informal conference in Albany, New York with the OSHA Area Director. The matter was not resolved at the meeting, and we filed the required notice of contest on March 10, 2016 after which the matter was transferred to the Occupational Safety & Health Review Commission, which is represented by a solicitor from the Department of Labor. The solicitor filed a complaint on May 20, 2016, and the parties participated in a formal settlement conference on June 22, 2016. The parties did not reach a settlement at the formal settlement conference. Absent the parties reaching a settlement, we anticipate that this matter will proceed to trial. We intend to continue to vigorously defend ourselves, and at this time we are unable to predict the outcome of this matter.
Other
In addition to legal matters discussed above, we are involved in various other legal and regulatory proceedings ("Other Proceedings") arising in the ordinary course of business. The Other Proceedings include, but are not limited to, notices, consent

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to our utility infrastructure, including water and wastewater treatment plants and other waste treatment facilities and electrical systems. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Other Proceedings taken together do not represent a material liability. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the six months ended June 30, 2016 or 2015.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2016 and 2015 (amounts in thousands):
Quarter Ended June 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$193,184	$13,002	$206,186
Operations expenses	(94,375)	(11,867)	(106,242)
Income from segment operations	98,809	1,135	99,944
Interest income	736	867	1,603
Depreciation on real estate assets and rental homes	(26,317)	(2,712)	(29,029)
Amortization of in-place leases	(428)	—	(428)
Income (loss) from operations	$72,800	$(710)	72,090
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			2,270
General and administrative			(8,255)
Property rights initiatives and other			(527)
Interest and related amortization			(25,561)
Equity in income of unconsolidated joint ventures			765
Consolidated net income			$40,804

Total assets	$3,249,375	$236,200	$3,485,575

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Quarter Ended June 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$184,125	$13,441	$197,566
Operations expenses	(90,677)	(11,502)	(102,179)
Income from segment operations	93,448	1,939	95,387
Interest income	713	1,001	1,714
Depreciation on real estate assets and rental homes	(25,586)	(2,749)	(28,335)
Amortization of in-place leases	(669)	—	(669)
Income from operations	$67,906	$191	68,097
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			2,178
General and administrative			(7,541)
Property rights initiatives and other			(694)
Early debt retirement			69
Interest and related amortization			(26,145)
Equity in income of unconsolidated joint ventures			840
Consolidated net income			$36,826

Total assets	$3,192,050	$255,458	$3,447,508

Six Months Ended June 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$397,910	$25,040	$422,950
Operations expenses	(184,887)	(22,507)	(207,394)
Income from segment operations	213,023	2,533	215,556
Interest income	1,453	1,785	3,238
Depreciation on real estate assets and rental homes	(52,281)	(5,403)	(57,684)
Amortization of in-place leases	(763)	—	(763)
Income (loss) from operations	$161,432	$(1,085)	160,347
Reconciliation to Consolidated net income:
Corporate interest income			47
Income from other investments, net			3,993
General and administrative			(15,663)
Property rights initiatives and other			(1,181)
Interest and related amortization			(51,195)
Equity in income of unconsolidated joint ventures			1,646
Consolidated net income			$97,994

Total assets	$3,249,375	$236,200	$3,485,575
Capital improvements	$37,551	$30,984	$55,707

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
The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Community base rental income	$115,385	$110,073	$229,461	$219,343
Resort base rental income	44,732	41,427	100,166	93,072
Right-to-use annual payments	11,187	10,945	22,241	21,926
Right-to-use contracts current period, gross	3,086	3,578	5,618	6,375
Right-to-use contract upfront payments, deferred, net	(798)	(1,455)	(1,100)	(2,228)
Utility and other income	19,523	18,901	40,316	37,983
Ancillary services revenues, net	69	656	1,208	2,343
Total property operations revenues	193,184	184,125	397,910	378,814
Expenses:
Property operating and maintenance	66,647	64,178	129,601	125,295
Real estate taxes	12,869	12,652	26,067	25,246
Sales and marketing, gross	2,931	3,512	5,424	6,034
Right-to-use contract commissions, deferred, net	(116)	(764)	(12)	(1,007)
Property management	12,044	11,099	23,807	22,389
Total property operations expenses	94,375	90,677	184,887	177,957
Income from property operations segment	$98,809	$93,448	$213,023	$200,857

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Gross revenue from home sales	$9,130	$9,526	$17,344	$16,463
Brokered resale revenues, net	329	356	608	651
Rental home income (a)	3,543	3,559	7,088	7,113
Total revenues	13,002	13,441	25,040	24,227
Expenses:
Cost of home sales	9,481	9,093	17,762	15,817
Home selling expenses	805	720	1,639	1,525
Rental home operating and maintenance	1,581	1,689	3,106	3,358
Total expenses	11,867	11,502	22,507	20,700
Income from home sales and rentals operations segment	$1,135	$1,939	$2,533	$3,527
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or RVs. Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of June 30, 2016, we owned or had an ownership interest in a portfolio of 390 Properties located throughout the United States and Canada containing 145,804 Sites. These properties are located in 32 states and British Columbia.
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

•	impact of government intervention to stabilize site-built single-family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

Management's Discussion (continued)

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic "Revenue Recognition;"

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
The following chart lists the Properties acquired or invested in since January 1, 2015 through June 30, 2016.

Property	Transaction Date	Sites

Total Sites as of January 1, 2015		143,113
Property or Portfolio:
Acquisitions:
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Rose Bay	January 27, 2016	303
Portland Fairview	May 26, 2016	407
Forest Lake Estates	June 15, 2016	1,168
Expansion Site Development and other:
Net Sites added (reconfigured) in 2015		94
Net Sites added (reconfigured) in 2016		(12)
Total Sites as of June 30, 2016		145,804

Our gross investment in real estate has increased approximately $140.0 million to $4,618 million as of June 30, 2016 from $4,478 million as of December 31, 2015 primarily due to the acquisition of Rose Bay, Portland Fairview and Forest Lake Estates as well as increased capital expenditures.
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

Management's Discussion (continued)

The following table shows the breakdown of our Sites by type. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 104,800 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of June 30, 2016
Community Sites	71,000
Resort Sites:
Annual	26,300
Seasonal	10,800
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
145,800
_________________________

(1)	Includes approximately 5,500 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
For the periods presented, our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated during the entire period. This measure is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations, which are included in income from property operations, excluding deferrals and property management. For the quarter ended June 30, 2016, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.2% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 1.7%, resulting in an increase in Core net operating income before deferrals and property management of 6.1%.
Approximately one third of our rental agreements on community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. Approximately one half of those rental agreements have a CPI floor of approximately 3.0%.
State and local rent control regulations affect 27 Properties, including 19 of our 49 California Properties, all of our seven Delaware Properties and one of our five Massachusetts Properties. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI, which may be national, regional or local, depending on the rent control ordinance. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
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
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. As of June 30, 2016, we increased occupancy in our Core Portfolio by 271 Sites, which included a gain of 377 homeowners. This compares to the first six months of 2015, during which occupancy increased by 306 Sites resulting from a gain of 758 homeowners.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management's focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in one of our communities. New home sales in the manufactured home communities in our Core Portfolio during the six months ended June 30, 2016 increased by 72 new homes over the same

Management's Discussion (continued)

period in the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities. (See the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity.)
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
As of June 30, 2016, we had 4,861 occupied rental homes in our MH communities. For the quarters ended June 30, 2016 and 2015, home rental program net operating income was approximately $8.3 million and $8.4 million, respectively, net of rental asset depreciation expense of approximately $2.7 million for both periods. Approximately $9.0 million and $9.2 million of home rental operations revenue was included in community base rental income for the quarters ended June 30, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity). We believe at this time we compete effectively with other types of rentals (i.e., apartments).
For the six months ended June 30, 2016 and 2015, home rental program net operating income was approximately $16.6 million and $17.0 million, respectively, net of rental asset depreciation expense of approximately $5.3 million and $5.4 million, respectively. Approximately $18.0 million and $18.6 million of home rental operations revenue was included in community base rental income for the six months ended June 30, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity).
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our second quarter Core Portfolio annual revenues were 5.0% higher than the second quarter of last year. We believe our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base and we have also been successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their adventures at our resorts. We believe this is an important factor in a customer's decision to relocate. Our customers continue to increase the amount of time spent shopping online for their home and vacation decisions. We have also expanded our marketing efforts to reach approximately 40 million outdoor enthusiasts (according to the 2014 American Camper Report) to inform them about our product offerings.
For our membership based RV resorts, we offer low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products, we have entered into approximately 91,700 TTCs. Our renewal rate for these memberships is approximately 45.1%.
We have arranged with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 37,548 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 18.0%.

Management's Discussion (continued)

The table below provides additional details regarding our TTCs:

	Years Ended December 31,				Six Months Ended June 30,
	2012	2013	2014	2015	2016
TTC Origination	10,198	15,607	18,187	25,544	14,723
TTC Sales	8,909	9,289	10,014	11,877	6,622
RV Dealer TTC Activations	1,289	6,318	8,173	13,667	8,101
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
Critical Accounting Policies and Estimates
Refer to the 2015 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the six months ended June 30, 2016.
Supplemental Measures
Management's discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management's view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from property operations, Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO"). We believe investors should review FFO, Normalized FFO and Income from property operations, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. A discussion of FFO, Normalized FFO and a reconciliation to net income is included in the presentation of FFO following our "Results of Operations."
Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance, real estate taxes, sales and marketing, and property management expenses. We believe that Income from property operations is helpful to investors and analysts as a measure of the operating results of our manufactured home and RV communities.
The following table reconciles Income before equity in income of unconsolidated joint ventures to income from property operations for the quarters and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Total Portfolio
	Quarters Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income from property operations	$100,702	$94,662	$215,797	$202,269
(Loss) income from home sales operations and other	(758)	725	(241)	2,115
Total other income and expenses, net	(59,905)	(59,401)	(119,208)	(137,469)
Income before equity in income of unconsolidated joint ventures	$40,039	$35,986	$96,348	$66,915

Management's Discussion (continued)

Comparison of the Quarter Ended June 30, 2016 to the Quarter Ended June 30, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended June 30, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$115,079	$109,957	$5,122	4.7%	$115,385	$110,073	$5,312	4.8%
Rental home income	3,543	3,559	(16)	(0.4)%	3,543	3,559	(16)	(0.4)%
Resort base rental income	43,670	41,203	2,467	6.0%	44,732	41,427	3,305	8.0%
Right-to-use annual payments	11,187	10,945	242	2.2%	11,187	10,945	242	2.2%
Right-to-use contracts current period, gross	3,086	3,578	(492)	(13.8)%	3,086	3,578	(492)	(13.8)%
Utility and other income	19,381	18,876	505	2.7%	19,523	18,901	622	3.3%
Property operating revenues, excluding deferrals	195,946	188,118	7,828	4.2%	197,456	188,483	8,973	4.8%

Property operating and maintenance	65,978	64,005	1,973	3.1%	66,647	64,178	2,469	3.8%
Rental home operating and maintenance	1,581	1,689	(108)	(6.4)%	1,581	1,689	(108)	(6.4)%
Real estate taxes	12,746	12,640	106	0.8%	12,869	12,652	217	1.7%
Sales and marketing, gross	2,931	3,512	(581)	(16.5)%	2,931	3,512	(581)	(16.5)%
Property operating expenses, excluding deferrals and Property management	83,236	81,846	1,390	1.7%	84,028	82,031	1,997	2.4%
Income from property operations, excluding deferrals and Property management (1)	112,710	106,272	6,438	6.1%	113,428	106,452	6,976	6.6%
Property management	12,044	11,099	945	8.5%	12,044	11,099	945	8.5%
Income from property operations, excluding deferrals (1)	100,666	95,173	5,493	5.8%	101,384	95,353	6,031	6.3%
Right-to-use contracts, deferred and sales and marketing, deferred, net	682	691	(9)	(1.3)%	682	691	(9)	(1.3)%
Income from property operations (1)	$99,984	$94,482	$5,502	5.8%	$100,702	$94,662	$6,040	6.4%
__________________________
(1)     Non-GAAP measure.
The increase in total portfolio income from property operations, which includes recently acquired properties, is primarily due to increases in Core community base rental income, Core resort base rental income, increased utility and other property income, partially offset by decreases in membership sales and marketing expenses. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to property payroll, repairs and maintenance and utility expense.
The $5.1 million, or 4.7%, increase in Core Portfolio community base rental income primarily reflects a 3.8% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rent per Site increased to approximately $588 for the quarter ended June 30, 2016 from approximately $567 for the corresponding quarter in 2015. The average occupancy increased to 93.4% for the quarter ended June 30, 2016 from 92.5% for the corresponding quarter in 2015.
The increase in property operating and maintenance expenses was primarily driven by increased property payroll, repair and maintenance and utility expense. The increase in property payroll resulted from additional employees and 2016 salary increases, while the increase in repair and maintenance was largely due to extraordinary expenses, mainly due to excess water hauling expense as a result of significant rainfall in the South region, increased landscaping expenses and other extraordinary expenses.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$29,809	$28,379	$1,430	5.0%	$30,360	$28,547	$1,813	6.4%
Seasonal	3,845	3,644	201	5.5%	4,114	3,668	446	12.2%
Transient	10,016	9,180	836	9.1%	10,258	9,212	1,046	11.4%
Resort base rental income	$43,670	$41,203	$2,467	6.0%	$44,732	$41,427	$3,305	8.0%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily as a result of lower upgrade sales by our third party sales agent. During the quarter, there were 626 upgrade sales with an average price per sale of $4,930. This compares to 757 upgrade sales with an average price per sale of $4,730 for the quarter ended June 30, 2015. This decrease in sales from our third party sales agent was partially offset by an increase in upgrade sales by our in-park staff as we continue to experience increased demand for our upgraded product from our newest TTC members.
The increase in utility and other income is primarily due to proceeds of approximately $0.4 million as a result of the land easement at a certain Property in Pennsylvania.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$6,044	$5,355	$689	12.9%
Cost of new home sales (1)	6,246	4,925	1,321	26.8%
Gross (loss) profit from new home sales	(202)	430	(632)	(147.0)%

Gross revenues from used home sales	3,086	4,171	(1,085)	(26.0)%
Cost of used home sales	3,235	4,168	(933)	(22.4)%
Gross (loss) profit from used home sales	(149)	3	(152)	(5,066.7)%

Brokered resale revenues and ancillary services revenues, net	398	1,012	(614)	(60.7)%
Home selling expenses	805	720	85	11.8%
(Loss) income from home sales operations and other	$(758)	$725	$(1,483)	(204.6)%

Home sales volumes
Total new home sales(2)	180	143	37	25.9%
New Home Sales Volume - ECHO JV	63	49	14	28.6%
Used home sales	342	436	(94)	(21.6)%
Brokered home resales	217	261	(44)	(16.9)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended June 30, 2016 and 2015, respectively.
The decrease in income from home sales operations and other is primarily due to lower revenue from ancillary services, which includes retail sales at various Properties, as well as lower gross profits from new home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change
Manufactured homes:
New Home	$6,332	$5,173	$1,159	22.4%
Used Home	6,198	7,613	(1,415)	(18.6)%
Rental operations revenue (1)	12,530	12,786	(256)	(2.0)%
Rental home operating and maintenance	1,581	1,689	(108)	(6.4)%
Income from rental operations	10,949	11,097	(148)	(1.3)%
Depreciation on rental homes (2)	2,667	2,681	(14)	(0.5)%
Income from rental operations, net of depreciation	$8,282	$8,416	$(134)	(1.6)%

Gross investment in new manufactured home rental units (3)	$120,708	$108,937	$11,771	10.8%
Gross investment in used manufactured home rental units	$54,655	$60,822	$(6,167)	(10.1)%

Net investment in new manufactured home rental units	$96,167	$89,097	$7,070	7.9%
Net investment in used manufactured home rental units	$30,375	$42,443	$(12,068)	(28.4)%

Number of occupied rentals – new, end of period (4)	2,267	2,062	205	9.9%
Number of occupied rentals – used, end of period	2,594	2,981	(387)	(13.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $9.0 million and $9.2 million for the quarters ended June 30, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million and $10.4 million at June 30, 2016 and 2015, respectively.

(4)	Includes 143 and 65 homes rented through our ECHO JV during the quarters ended June 30, 2016 and 2015, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units. The occupancy decrease is partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended June 30, 2016 and 2015 (amounts in thousands, expenses shown as negative).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(29,029)	$(28,335)	$(694)	(2.4)%
Amortization of in-place leases	(428)	(669)	241	36.0%
Interest income	1,625	1,736	(111)	(6.4)%
Income from other investments, net	2,270	2,178	92	4.2%
General and administrative (excluding transaction costs)	(7,857)	(7,491)	(366)	(4.9)%
Transaction costs	(398)	(50)	(348)	(696.0)%
Property rights initiatives and other	(527)	(694)	167	24.1%
Early debt retirement	—	69	(69)	100.0%
Interest and related amortization	(25,561)	(26,145)	584	2.2%
Total other income and expenses, net	$(59,905)	$(59,401)	$(504)	(0.8)%
Depreciation on real estate and rental homes increased primarily due to increased capital expenditures and the acquisitions that occurred during the first half of 2016 (see Note 4 to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
A decrease in secured debt, resulting from the 2015 refinancing and prepayment activity, and lower weighted average interest rates contributed to the decrease in interest and related amortization.

Management's Discussion (continued)

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$229,047	$219,166	$9,881	4.5%	$229,461	$219,343	$10,118	4.6%
Rental home income	7,088	7,113	(25)	(0.4)%	7,088	7,113	(25)	(0.4)%
Resort base rental income	97,941	92,738	5,203	5.6%	100,166	93,072	7,094	7.6%
Right-to-use annual payments	22,241	21,926	315	1.4%	22,241	21,926	315	1.4%
Right-to-use contracts current period, gross	5,618	6,375	(757)	(11.9)%	5,618	6,375	(757)	(11.9)%
Utility and other income	40,064	37,947	2,117	5.6%	40,316	37,983	2,333	6.1%
Property operating revenues, excluding deferrals	401,999	385,265	16,734	4.3%	404,890	385,812	19,078	4.9%

Property operating and maintenance	128,405	125,024	3,381	2.7%	129,601	125,295	4,306	3.4%
Rental home operating and maintenance	3,106	3,358	(252)	(7.5)%	3,106	3,358	(252)	(7.5)%
Real estate taxes	25,886	25,225	661	2.6%	26,067	25,246	821	3.3%
Sales and marketing, gross	5,424	6,034	(610)	(10.1)%	5,424	6,034	(610)	(10.1)%
Property operating expenses, excluding deferrals and Property management	162,821	159,641	3,180	2.0%	164,198	159,933	4,265	2.7%
Income from property operations, excluding deferrals and Property management (1)	239,178	225,624	13,554	6.0%	240,692	225,879	14,813	6.6%
Property management	23,807	22,389	1,418	6.3%	23,807	22,389	1,418	6.3%
Income from property operations, excluding deferrals (1)	215,371	203,235	12,136	6.0%	216,885	203,490	13,395	6.6%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,088	1,221	(133)	(10.9)%	1,088	1,221	(133)	(10.9)%
Income from property operations (1)	$214,283	$202,014	$12,269	6.1%	$215,797	$202,269	$13,528	6.7%
__________________________
(1)     Non-GAAP measure.
The increase in total portfolio income from property operations, which includes recently acquired properties, is primarily due to increases in Core community base rental income, Core resort base rental income as well as increased utility and other property income. The increase is partially offset by an overall increase in expenses, with the most significant increases relating to repairs and maintenance, payroll and property taxes.
The $9.9 million, or 4.5%, increase in Core Portfolio community base rental income primarily reflects a 3.7% growth from rate increases and a 0.8% growth from occupancy gains. The average monthly base rent per Site increased to approximately $586 in 2016 from approximately $566 for the corresponding quarter in 2015. The average occupancy increased to 93.2% in 2016 from 92.4% in 2015.
The increase in property operating and maintenance expenses was primarily driven by increased repair and maintenance, property payroll and utility expense. The increase in repair and maintenance was largely due to excess water hauling expense as a result of significant rainfall in the South region, increased landscaping expenses, snow removal costs in the Northeast region and other extraordinary expenses, while the increase in property payroll resulted from additional employees and 2016 salary increases.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$59,397	$56,208	$3,189	5.7%	$60,370	$56,475	$3,895	6.9%
Seasonal	19,676	18,620	1,056	5.7%	20,329	18,651	1,678	9.0%
Transient	18,868	17,910	958	5.3%	19,467	17,946	1,521	8.5%
Resort base rental income	$97,941	$92,738	$5,203	5.6%	$100,166	$93,072	$7,094	7.6%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily as a result of lower upgrade sales by our third party sales agent. During the six months ended June 30, 2016, there were 1,152 upgrade sales with an average price per sale of $4,877. This compares to 1,354 upgrade sales with an average price per sale of $4,710 for the six months ended ended June 30, 2015. This decrease in sales by our third party sales agent was partially offset by an increase in upgrade sales by our in-park staff as we continue to experience increased demand for our upgraded product from our newest TTC members.
The increase in utility and other income is primarily due to insurance proceeds of approximately $0.8 million related to two prior events that impacted certain properties in California and Florida and proceeds of approximately $0.4 million as a result of the land easement at a certain Property in Pennsylvania.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$11,443	$8,285	$3,158	38.1%
Cost of new home sales (1)	11,698	7,670	4,028	52.5%
Gross (loss) profit from new home sales	(255)	615	(870)	(141.5)%

Gross revenues from used home sales	5,901	8,178	(2,277)	(27.8)%
Cost of used home sales	6,064	8,147	(2,083)	(25.6)%
Gross (loss) profit from used home sales	(163)	31	(194)	(625.8)%

Brokered resale revenues and ancillary services revenues, net	1,816	2,994	(1,178)	(39.3)%
Home selling expenses	1,639	1,525	114	7.5%
(Loss) income from home sales operations and other	$(241)	$2,115	$(2,356)	(111.4)%

Home sales volumes
Total new home sales(2)	301	229	72	31.4%
New Home Sales Volume - ECHO JV	97	88	9	10.2%
Used home sales	653	817	(164)	(20.1)%
Brokered home resales	403	466	(63)	(13.5)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the six months ended June 30, 2016 and 2015, respectively.
The decrease in income from home sales operations and other is primarily due to lower revenue from ancillary services, which includes retail sales at various Properties, as well as lower gross profits from new home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change
Manufactured homes:
New Home	$12,473	$10,310	$2,163	21.0%
Used Home	12,588	15,427	(2,839)	(18.4)%
Rental operations revenue (1)	25,061	25,737	(676)	(2.6)%
Rental home operating and maintenance	3,106	3,358	(252)	(7.5)%
Income from rental operations	21,955	22,379	(424)	(1.9)%
Depreciation on rental homes (2)	5,314	5,387	(73)	(1.4)%
Income from rental operations, net of depreciation	$16,641	$16,992	$(351)	(2.1)%

Gross investment in new manufactured home rental units (3)	$120,708	$108,937	$11,771	10.8%
Gross investment in used manufactured home rental units	$54,655	$60,822	$(6,167)	(10.1)%

Net investment in new manufactured home rental units	$96,167	$89,097	$7,070	7.9%
Net investment in used manufactured home rental units	$30,375	$42,443	$(12,068)	(28.4)%

Number of occupied rentals – new, end of period (4)	2,267	2,062	205	9.9%
Number of occupied rentals – used, end of period	2,594	2,981	(387)	(13.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $18.0 million and 18.6 million for the six months ended June 30, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million and $10.4 million at June 30, 2016 and 2015, respectively.

(4)	Includes 143 and 65 homes rented through our ECHO JV in 2016 and 2015, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units. The occupancy decrease is partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the six months ended June 30, 2016 and 2015 (amounts in thousands, expenses shown as negative).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(57,684)	$(56,451)	$(1,233)	(2.2)%
Amortization of in-place leases	(763)	(1,334)	571	42.8%
Interest income	3,285	3,556	(271)	(7.6)%
Income from other investments, net	3,993	3,297	696	21.1%
General and administrative (excluding transaction costs)	(15,065)	(14,465)	(600)	(4.1)%
Transaction costs	(598)	(482)	(116)	(24.1)%
Property rights initiatives and other	(1,181)	(1,247)	66	5.3%
Early debt retirement	—	(16,922)	16,922	100.0%
Interest and related amortization	(51,195)	(53,421)	2,226	4.2%
Total other income and expenses, net	$(119,208)	$(137,469)	$18,261	13.3%
Depreciation on real estate and rental homes increased primarily due to increased capital expenditures and the acquisitions that occurred during the first half of 2016 (see Note 4 to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity).
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
On May 4, 2015, we extended our at-the-market (“ATM”) offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. For the six months ended June 30, 2016, we sold 683,548 shares of our common stock under the ATM offering Program for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of June 30, 2016, $75.0 million of common stock remained available for issuance under the ATM equity offering program. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 114.7 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of June 30, 2016, we have sufficient liquidity, in the form of $69.6 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (See Note 7 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the second quarter distribution of approximately $39.3 million paid on July 8, 2016, as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2016, we have approximately $66.9 million of scheduled debt maturities in 2016 (excluding scheduled principal payments on debt maturing in 2016 and beyond). We expect to satisfy our 2016 maturities with existing cash and anticipated operating cash flow.
In connection with the acquisition completed in June 2016, we assumed approximately $22.6 million of mortgage debt secured by the Forest Lake Estates manufactured home community with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
During the six months ended June 30, 2016, we paid off two maturing mortgages of approximately $13.1 million, with weighted average interest rate of 5.53% per annum, each secured by one manufactured home property.
On July 1, 2016, we paid off two maturing mortgage loans of approximately $23.9 million. The loans had a weighted average interest rate of 5.99% per annum respectively and were secured by one RV resort and one manufactured home property.

Management's Discussion (continued)

The table below summarizes cash flow activity for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$186,807	$209,946
Net cash used in investing activities	(136,090)	(68,615)
Net cash used in financing activities	(56,104)	(130,100)
Net (decrease)/increase in cash	$(5,387)	$11,231
Operating Activities
Net cash provided by operating activities decreased $23.1 million to $186.8 million for the six months ended June 30, 2016, from $209.9 million for the six months ended June 30, 2015. The overall decrease in net cash provided by operating activities is primarily due to a decrease of $16.0 million in Accrued expenses and accounts payable, a decrease in Escrow deposits, goodwill and other assets of $14.4 million, as well as an decrease of $1.6 million in Rents received in advance and security deposits, partially offset by an increase in Income from property operations of $13.5 million.
Investing Activities
Net cash used in investing activities was $136.1 million for the six months ended June 30, 2016 compared to $68.6 million for the six months ended June 30, 2015. Significant components of net cash used in investing activities include:

•
We paid approximately $76.2 million in 2016 to acquire the Rose Bay RV Resort, Forest Lakes Estates and Portland Fairview which resulted in an additional 984 RV Sites and 894 manufactured home Sites. We paid approximately $23.7 million in 2015 to acquire the Bogue Pines MH Property, Whispering Pines RV Resort and Miami Everglades RV Resort. These acquisitions contributed an additional 731 Sites.

•	We contributed $5.0 million to our ECHO JV in 2016 compared to the $4.0 million we invested in 2015. (see Note 5 to the Consolidated Financial Statements for a description of our joint ventures).

•	We paid approximately $55.7 million and $42.3 million for capital improvements during the quarters ended June 30, 2016 and 2015, respectively (see Capital Improvements table below).
Capital Improvements
The table below summarizes capital improvement activity for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months ended June 30, (1)
	2016	2015
Recurring Capital Expenditures (2)	$18,317	$18,265
Property upgrades and site development	5,961	3,749
New home investments (3)	27,774	15,905
Used home investments	3,210	3,797
Total Property	55,262	41,716
Corporate	445	543
Total Capital improvements	$55,707	$42,259
______________________

(1)	Excludes non-cash activity of approximately $0.4 million of used homes acquired through foreclosure of Chattel Loans for the six months ended June 30, 2016 and 2015, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investment associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $56.1 million for the six months ended June 30, 2016 compared to net cash used in financing activities of $130.1 million for the six months ended June 30, 2015. Significant components of net cash used in financing activities include:

•
We paid approximately $19.4 million of amortizing principal debt and approximately $13.1 million to repay two maturing mortgage in 2016. This compares to 2015 where we had approximately $18.4 million of amortizing principal debt, approximately $48.7 million of maturing mortgage, defeased approximately $370.2 million of debt and paid a total of

Management's Discussion (continued)

approximately $23.5 million in debt issuance and defeasance costs as well as early debt retirement costs. (See Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We sold 683,548 shares of our common stock under the ATM offering program for gross cash proceeds of approximately $50.0 million before expenses during the six months ended June 30, 2016 (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•	We received $395.3 million in financing proceeds in 2015. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $77.9 million in the first six months of 2016 to Common Stockholders, Common OP unitholders and preferred stockholders which were partially offset by proceeds received of approximately $5.2 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $68.5 million in the first quarter of 2015 to Common Stockholders, Common OP unitholders and preferred stockholders and paid approximately $0.3 million for offering costs, offset by proceeds received of approximately $4.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

Contractual Obligations
As of June 30, 2016, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2016	2017	2018	2019	2020	Thereafter
Long Term Borrowings (1)	$2,126,878	$86,816	$98,153	$230,697	$232,073	$349,125	$1,130,014
Interest Expense (2)	654,066	49,875	93,482	84,214	69,499	54,242	302,754
Operating Lease	11,588	1,063	2,171	2,221	2,062	2,011	2,060
LOC Maintenance Fee (3)	1,660	409	811	440	—	—	—
Ground Lease (4)	17,380	981	1,963	1,957	1,960	1,961	8,558
Total Contractual Obligations	$2,811,572	$139,144	$196,580	$319,529	$305,594	$407,339	$1,443,386
Weighted average interest rates - Long Term Borrowings	4.54%	4.81%	4.75%	4.66%	4.45%	4.56%	4.36%
 ______________________________

(1)	Balance excludes note premiums of $7.1 million and deferred financing costs of approximately $18.9 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of June 30, 2016.

(3)	As of June 30, 2016, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of June 30, 2016, we have no off balance sheet arrangements.

Management's Discussion (continued)

Funds From Operations
Funds from Operations ("FFO") is a non-GAAP financial measure. We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
We believe FFO, as defined by the Board of Governors of NAREIT, is generally a measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.
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
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of depreciation, amortization, impairments, if any, and actual or estimated gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt, property acquisition and other transaction costs related to mergers and acquisitions from Normalized FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
Our definitions and calculations of these non-GAAP financial and operating measures and other terms may differ from the definitions and methodologies used by other REITs and, accordingly, may not be comparable. These non-GAAP financial and operating measures do not represent cash generated from operating activities in accordance with GAAP, nor do they represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Management's Discussion (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters ended June 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$35,490	$31,786	$86,073	$58,972
Income allocated to common OP units	2,998	2,724	7,308	5,054
Right-to-use contract upfront payments, deferred, net	798	1,455	1,100	2,228
Right-to-use contract commissions, deferred, net	(116)	(764)	(12)	(1,007)
Depreciation on real estate assets	26,362	25,654	52,370	51,064
Depreciation on rental homes	2,667	2,681	5,314	5,387
Amortization of in-place leases	428	669	763	1,334
Depreciation on unconsolidated joint ventures	305	282	595	525
FFO available for Common Stock and OP Unit holders	68,932	64,487	153,511	123,557
Transaction costs	398	50	598	482
Early debt retirement	—	(69)	—	16,922
Normalized FFO available for Common Stock and OP Unit holders	$69,330	$64,468	$154,109	$140,961
Weighted average Common Shares outstanding – fully diluted	92,264	91,851	92,163	91,829

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2015. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2016.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibit Index

10.4	Amended and Restated Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 27, 2016	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2016	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 27, 2016	By:	/s/ Ann Wallin
Ann Wallin
Vice President and Chief Accounting Officer
(Principal Accounting Officer)