Form 10-Q
period 2016-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2016-10-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
85,304,824 shares of Common Stock as of October 25, 2016.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015
(amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment in real estate:
Land	$1,155,587	$1,101,676
Land improvements	2,863,758	2,787,882
Buildings and other depreciable property	622,045	588,041
	4,641,390	4,477,599
Accumulated depreciation	(1,368,942)	(1,282,423)
Net investment in real estate	3,272,448	3,195,176
Cash	68,812	80,258
Notes receivable, net	34,277	35,463
Investment in unconsolidated joint ventures	19,198	17,741
Deferred commission expense	31,435	30,865
Escrow deposits, goodwill, and other assets, net	44,213	40,897
Total Assets	$3,470,383	$3,400,400
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$1,892,692	$1,926,880
Term loan	199,327	199,172
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	94,103	76,044
Deferred revenue – upfront payments from right-to-use contracts	80,832	78,405
Deferred revenue – right-to-use annual payments	10,578	9,878
Accrued interest payable	8,128	8,715
Rents and other customer payments received in advance and security deposits	70,794	74,300
Distributions payable	39,315	34,315
Total Liabilities	2,395,769	2,407,709
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of September 30, 2016 and December 31, 2015; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of September 30, 2016 and December 31, 2015 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 85,303,937 and 84,253,065 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	852	843
Paid-in capital	1,096,916	1,039,140
Distributions in excess of accumulated earnings	(231,879)	(250,506)
Accumulated other comprehensive loss	(646)	(553)
Total Stockholders’ Equity	1,001,387	925,068
Non-controlling interests – Common OP Units	73,227	67,623
Total Equity	1,074,614	992,691
Total Liabilities and Equity	$3,470,383	$3,400,400

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Nine Months Ended September 30, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Community base rental income	$117,164	$110,908	$346,625	$330,251
Rental home income	3,484	3,413	10,572	10,526
Resort base rental income	54,486	49,765	154,652	142,837
Right-to-use annual payments	11,349	11,334	33,590	33,260
Right-to-use contracts current period, gross	3,672	3,889	9,290	10,264
Right-to-use contract upfront payments, deferred, net	(1,327)	(1,701)	(2,427)	(3,929)
Utility and other income	21,174	20,027	61,490	58,010
Gross revenues from home sales	10,895	7,878	28,239	24,341
Brokered resale revenues and ancillary services revenues, net	920	1,051	2,736	4,045
Interest income	1,767	1,758	5,052	5,314
Income from other investments, net	2,581	1,822	6,574	5,119
Total revenues	226,165	210,144	656,393	620,038
Expenses:
Property operating and maintenance	73,410	69,227	203,011	194,522
Rental home operating and maintenance	1,768	1,874	4,874	5,232
Real estate taxes	13,467	12,923	39,534	38,169
Sales and marketing, gross	3,100	3,105	8,524	9,139
Right-to-use contract commissions, deferred, net	(200)	(464)	(212)	(1,471)
Property management	11,863	11,361	35,670	33,750
Depreciation on real estate assets and rental homes	29,518	28,410	87,203	84,861
Amortization of in-place leases	1,376	616	2,139	1,950
Cost of home sales	10,745	7,868	28,507	23,685
Home selling expenses	909	861	2,548	2,386
General and administrative	7,653	7,225	23,315	22,172
Property rights initiatives and other	855	687	2,036	1,934
Early debt retirement	—	—	—	16,922
Interest and related amortization	25,440	26,227	76,635	79,648
Total expenses	179,904	169,920	513,784	512,899
Income before equity in income of unconsolidated joint ventures	46,261	40,224	142,609	107,139
Equity in income of unconsolidated joint ventures	496	1,882	2,142	3,606
Consolidated net income	46,757	42,106	144,751	110,745

Income allocated to non-controlling interests – Common OP Units	(3,462)	(3,136)	(10,770)	(8,191)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)	(6,910)	(6,910)
Net income available for Common Stockholders	$40,998	$36,673	$127,071	$95,644

Consolidated net income	$46,757	$42,106	$144,751	$110,745
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	551	(578)	(93)	(1,231)
Consolidated comprehensive income	47,308	41,528	144,658	109,514
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,505)	(3,090)	(10,762)	(8,093)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)	(6,910)	(6,910)
Comprehensive income attributable to Common Stockholders	$41,506	$36,141	$126,986	$94,511

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Nine Months Ended September 30, 2016 and 2015
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.48	$0.44	$1.50	$1.14
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.48	$0.43	$1.49	$1.13

Distributions declared per Common Share outstanding	$0.425	$0.375	$1.275	$1.125
Weighted average Common Shares outstanding – basic	85,105	84,057	84,649	84,016
Weighted average Common Shares outstanding – fully diluted	92,910	91,940	92,405	91,877

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2016
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691
Conversion of Common OP Units to Common Stock	—	48	—	—	(48)	—	—
Issuance of Common Stock through exercise of options	2	5,230	—	—	—	—	5,232
Issuance of Common Stock through employee stock purchase plan	—	875	—	—	—	—	875
Issuance of Common Stock	7	49,993	—	—	—	—	50,000
Compensation expenses related to restricted stock	—	6,796	—	—	—	—	6,796
Repurchase of Common Stock or Common OP units	—	(274)	—	—	—	—	(274)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(4,068)	—	—	4,068	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(93)	(93)
Net income	—	—	6,910	127,071	10,770	—	144,751
Distributions	—	—	(6,910)	(108,444)	(9,186)	—	(124,540)
Other	—	(824)	—	—	—	—	(824)
Balance, September 30, 2016	$852	$1,096,916	$136,144	$(231,879)	$73,227	$(646)	$1,074,614

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(amounts in thousands)
(unaudited)

	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Consolidated net income	$144,751	$110,745
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	—	16,922
Depreciation	88,043	85,674
Amortization of in-place leases	2,139	1,950
Amortization of loan costs	2,930	3,164
Debt premium amortization	(2,633)	(2,983)
Equity in income of unconsolidated joint ventures	(2,142)	(3,606)
Distributions of income from unconsolidated joint ventures	1,417	3,331
Amortization of stock-related compensation	6,796	6,268
Revenue recognized from right-to-use contract upfront payments	(6,863)	(6,335)
Commission expense recognized related to right-to-use contracts	3,071	2,629
Long term incentive plan compensation	(3,390)	955
Recovery of uncollectible rents receivable	(548)	(374)
Changes in assets and liabilities:
Notes receivable activity, net	349	21
Deferred commission expense	(3,641)	(4,821)
Escrow deposits, goodwill and other assets	22,516	34,494
Accrued expenses and accounts payable	15,392	26,308
Deferred revenue – upfront payments from right-to-use contracts	9,290	10,264
Deferred revenue – right-to-use annual payments	700	1,070
Rents received in advance and security deposits	(3,595)	1,543
Net cash provided by operating activities	274,582	287,219
Cash Flows From Investing Activities:
Real estate acquisition	(78,203)	(23,687)
Investment in unconsolidated joint ventures	(5,000)	(4,000)
Distributions of capital from unconsolidated joint ventures	4,094	80
Repayments of notes receivable	7,788	7,896
Issuance of notes receivable	(7,436)	(7,711)
Capital improvements	(87,316)	(67,838)
Net cash used in investing activities	(166,073)	(95,260)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	5,833	4,625
Gross proceeds from sale of Common Stock	50,000	—
Distributions:
Common Stockholders	(103,803)	(90,466)
Common OP Unitholders	(8,828)	(7,767)
Preferred Stockholders	(6,910)	(6,910)
Principal payments and mortgage debt payoff	(109,256)	(446,661)
New mortgage notes payable financing proceeds	54,450	395,323
Debt issuance and defeasance costs	(617)	(23,998)
Other	(824)	(424)
Net cash used in financing activities	(119,955)	(176,278)
Net (decrease) increase in cash and cash equivalents	(11,446)	15,681
Cash, beginning of period	80,258	73,714
Cash, end of period	$68,812	$89,395

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2016 and 2015
(amounts in thousands)
(unaudited)

	September 30, 2016	September 30, 2015
Supplemental Information:
Cash paid during the period for interest	$79,762	$80,575
Capital improvements – used homes acquired by repossessions	485	597
Net repayments of notes receivable – used homes acquired by repossessions	(485)	(597)
Building and other depreciable property – reclassification of rental homes	26,070	21,105
Escrow deposits and other assets – reclassification of rental homes	(26,070)	(21,105)

Real estate acquisitions:
Investment in real estate, fair value	$(100,148)	$(23,900)
Investment in real estate, cost	(2,000)	—
Escrow deposits and other assets	(20)	(53)
Debt assumed	22,010	—
Accrued expenses and accounts payable	1,955	62
Rents and other customer payments received in advance and security deposits	—	204
Real estate acquisitions, net	$(78,203)	$(23,687)

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
As of September 30, 2016 and December 31, 2015, the gross carrying amount of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of September 30, 2016 and December 31, 2015, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.8 million and $2.6 million as of September 30, 2016 and December 31, 2015, respectively. For the quarters ended September 30, 2016 and 2015, amortization expense for the identified intangible assets was approximately $0.1 million

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

respectively. For the nine months ended September 30, 2016 and 2015 amortization expense for the identified intangible assets was approximately $0.2 million and $0.3 million, respectively.

(c)	Restricted Cash
Our cash balance as of September 30, 2016 and December 31, 2015 included approximately $5.3 million and $5.0 million respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $18.8 million and $19.7 million, respectively, had an aggregate carrying value of approximately $2.1 billion as of September 30, 2016 and December 31, 2015, and a fair value of approximately $2.1 billion and $2.2 billion as of September 30, 2016 and December 31, 2015, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2016 and December 31, 2015, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions, as discussed in Note 4 to the Consolidated Financial Statements.

(e)	Deferred Financing Costs, net
Deferred financing costs includes fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic Modifications and Extinguishments (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $30.7 million and $33.7 million at September 30, 2016 and December 31, 2015, respectively.

(f)	Recent Accounting Pronouncements
In August 2016, the FASB issued (“ASU 2016-15”) Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that adoption of this standard may have on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ("ASU 2016-09") Compensation—Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact, if any, that adoption of this standard may have on our consolidated financial statements and related disclosures.
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
Note 2 – Earnings Per Common Share
The following table sets forth the computation of the basic and diluted earnings per Common Share for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerators:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$40,998	$36,673	$127,071	$95,644
Amounts allocated to dilutive securities	3,462	3,136	10,770	8,191
Net income available for Common Stockholders – fully diluted	$44,460	$39,809	$137,841	$103,835
Denominator:
Weighted average Common Shares outstanding – basic	85,105	84,057	84,649	84,016
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,203	7,212	7,205	7,220
Stock options and restricted shares	602	671	551	641
Weighted average Common Shares outstanding – fully diluted	92,910	91,940	92,405	91,877

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.48	$0.44	$1.50	$1.14

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.48	$0.43	$1.49	$1.13
Note 3 – Common Stock and Other Equity Related Transactions
The following regular quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred shareholders for the nine months ended September 30, 2016:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.421875	March 31, 2016	March 21, 2016	March 31, 2016
$0.421875	June 30, 2016	June 17, 2016	June 30, 2016
$0.421875	September 30, 2016	September 16, 2016	September 30, 2016

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3 – Common Stock and Other Equity Related Transactions (continued)

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interest holders for the nine months ended September 30, 2016:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.425	March 31, 2016	March 25, 2016	April 8, 2016
$0.425	June 30, 2016	June 24, 2016	July 8, 2016
$0.425	September 30, 2016	September 30, 2016	October 14, 2016
On May 4, 2015, we extended our at-the-market (“ATM”) offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The following table presents the shares that were issued under the ATM equity offering program during the nine months ended September 30, 2016 (amounts in thousands, except stock data):

Nine Months Ended September 30, 2016
Shares of Common Stock sold	683,548
Weighted average price	$73.15
Total gross proceeds	$50,000
Commissions paid to sales agents	$657
As of September 30, 2016, $75.0 million of Common Stock remained available for issuance under the ATM equity offering program. We did not sell any shares under the ATM offering program for the comparable nine month period in 2015.
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
On June 15, 2016, we completed the acquisition of Forest Lake Estates, a 1,168-Site property located in Zephryhills, Florida. This property consists of 894 manufactured home community Sites and 274 RV resort Sites. The purchase price of approximately $75.2 million was funded with proceeds from the ATM offering program and the assumption of mortgage debt of approximately $22.6 million.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4 – Investment in Real Estate (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the nine months ended September 30, 2016 and the year ended December 31, 2015, which we determined using Level-2, for mortgage notes payable and other liabilities, and Level-3 inputs for assets (amounts in thousands):

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Assets acquired
Land	$52,090	$8,985
Buildings and other depreciable property	43,572	13,948
Manufactured homes	39	345
In-place leases	4,447	622
Net investment in real estate	100,148	23,900
Other assets	20	53
Total Assets acquired	$100,168	$23,953

Liabilities assumed
Mortgage notes payable	$22,010	$—
Other liabilities	1,955	266
Total Liabilities assumed	$23,965	$266
Net assets acquired	$76,203	$23,687
On October 13, 2016, subsequent to the quarter ended September 30, 2016, we closed on the acquisition of Riverside RV, a 499-Site RV resort located in Arcadia, Florida. The purchase price of approximately $20.3 million was funded with available cash.
Real estate acquisitions at cost
On August 15, 2016, we closed on the purchase of approximately 25 acres of vacant land adjacent to our Colony Cove and Ridgewood Estates manufactured home communities in Ellenton, Florida, for $2.0 million.
Dispositions and real estate held for disposition
As of September 30, 2016, we did not have any Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
Note 5 – Investment in Unconsolidated Joint Ventures
We recorded approximately $2.1 million and $3.6 million (each net of approximately $1.0 million and $0.8 million of depreciation expense, for the nine months ended September 30, 2016 and 2015, respectively) of equity in income from unconsolidated joint ventures for each of the nine months ended September 30, 2016 and 2015, respectively. We received approximately $5.5 million and $3.4 million in distributions from these joint ventures for the nine months ended September 30, 2016 and 2015, respectively. None of the distributions made to us exceeded our basis in joint ventures for the nine months ended September 30, 2016. Approximately $1.4 million of the distributions made to us, using proceeds generated by refinancing transactions, exceeded our basis in joint ventures and as such, were recorded as income from unconsolidated joint ventures for the nine months ended September 30, 2015.
On August 29, 2016, the Voyager joint venture obtained additional loan funding in the amount of $8.5 million, of which $4.1 million was distributed to us. This distribution decreased our investment in the joint venture to approximately $3.5 million as of September 30, 2016.
On January 4, 2016, we contributed approximately $5.0 million to the ECHO Financing, LLC joint venture (the "ECHO JV"). Our total investment at September 30, 2016 is approximately $15.3 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Unconsolidated Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2016 and December 31, 2015):

					Investment as of		JV Income (loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2016	December 31, 2015	September 30, 2016	September 30, 2015
Meadows	Various (2,2)	1,077	50%		$288	$162	$1,026	$1,176
Lakeshore	Florida (2,2)	342	65%		64	46	250	1,694
Voyager	Arizona (1,1)	1,706	50%	(b)	3,515	7,166	902	764
ECHO JV	Various	—	50%		15,331	10,367	(36)	(28)
		3,125			$19,198	$17,741	$2,142	$3,606
_____________________

(a)	The percentages shown approximate our economic interest as of September 30, 2016. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
Note 6 - Notes Receivable
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (“Chattel Loans”). Our Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2016 and December 31, 2015, we had approximately $16.5 million and $17.6 million, respectively, of these Chattel Loans included in notes receivable. As of September 30, 2016, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 23.8%, and had an average term remaining of approximately eleven years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of September 30, 2016 and December 31, 2015, respectively.
We also provide financing for non-refundable upgrades to existing right-to-use contracts (“Contracts Receivable”). As of September 30, 2016 and December 31, 2015, we had approximately $17.8 million, respectively, of Contracts Receivable, net of allowances of approximately $0.6 million. As of September 30, 2016 and December 31, 2015 the Contracts Receivable have an average stated interest rate of 16.2% and 16.1% per annum, respectively, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest.
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
Mortgage Notes Payable
As of September 30, 2016 and December 31, 2015, we had outstanding mortgage indebtedness of approximately $1.9 billion, excluding deferred financing costs. The weighted average interest rate, including the impact of premium/discount amortization and loan cost amortization on this mortgage indebtedness, for the nine months ended September 30, 2016 was approximately 4.9% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2017 to 2041. The debt encumbered a total of 126 and 127 of our Properties as of September 30, 2016 and December 31, 2015, respectively, and the carrying value of such Properties was approximately $2.3 billion and $2.2 billion, respectively, as of such dates.
In connection with the Forest Lake Estates acquisition, we assumed approximately $22.6 million of mortgage debt secured by the manufactured home community, with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
During the nine months ended September 30, 2016, we completed refinancing activity and closed on loans with total gross proceeds of approximately $54.5 million in the aggregate. The loans have a weighted average maturity of 25 years, carry a weighted average interest rate of 4.05% per annum and are secured by three manufactured home properties and one RV resort. Also, during the nine months ended September 30, 2016 we paid off four maturing mortgage loans of approximately $37.0 million, with a weighted average interest rate of 5.83% per annum, secured by three manufactured home Properties and one RV resort.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

On October 12, 2016, we closed one mortgage loan of approximately $15.0 million, with a 20 year term and stated interest rate of 3.55% per annum, secured by one manufactured home Property.
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
Term Loan
As of September 30, 2016 and December 31, 2015, our $200.0 million unsecured Term Loan (the “Term Loan”) matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year LIBOR Swap Agreement (the “2014 Swap”) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (See Note 8 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of September 30, 2016 and December 31, 2015, our unsecured Line of Credit (“LOC”) had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term.
As of September 30, 2016, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with our Term Loan, we entered into the 2014 Swap (see Note 7 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three years and matures on August 1, 2017. Based on the leverage as of September 30, 2016, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarters and nine months ended September 30, 2016 and 2015.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next ten months, until maturity, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest Rate Swap	Accrued expenses and accounts payable	$646	$553
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss (gain) recognized in OCI on derivative		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Interest Rate Swap	$(272)	$1,012	Interest Expense	$279	$434
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative		Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Interest Rate Swap	$986	$2,535	Interest Expense	$893	$1,304
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2016, we have not posted any collateral related to this agreement.
Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of September 30, 2016 and 2015, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Deferred revenue–upfront payments from right-to-use contracts, as of January 1,	$78,405	$74,174
Right-to-use contracts current period, gross	9,290	10,264
Revenue recognized from right-to-use contract upfront payments	(6,863)	(6,335)
Right-to-use contract upfront payments, deferred, net	2,427	3,929
Deferred revenue–upfront payments from right-to-use contracts, as of September 30,	$80,832	$78,103

Deferred commission expense, as of January 1,	$30,865	$28,589
Deferred commission expense	3,641	4,821
Commission expense recognized	(3,071)	(2,629)
Net increase in deferred commission expense	570	2,192
Deferred commission expense, as of September 30,	$31,435	$30,781

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Equity Incentive Awards

Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2016 and 2015 was approximately $2.4 million and $2.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $6.8 million and $6.3 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of September 30, 2016, 3,264,282 shares remained available for grant. For the nine months ended September 30, 2016, Options for 220,000 shares of common stock were exercised for gross proceeds of approximately $5.2 million.
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
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our Compensation Committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP and, including employer costs, is currently estimated to be approximately $5.6 million. As of September 30, 2016, we had accrued compensation expense of approximately $1.4 million for the 2016 LTIP.

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
We sued the City of San Rafael on October 13, 2000 in the U.S. District Court for the Northern District of California, challenging its rent control ordinance on constitutional grounds. While the District Court found the rent control ordinance unconstitutional, the United States Court of Appeals for the Ninth Circuit reversed the District Court and ruled that the ordinance had not unconstitutionally taken our property. On September 3, 2013, we filed a petition for review by the U.S. Supreme Court, which was denied.
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
Colony Park
On December 1, 2006, a group of tenants at our Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that we had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. We answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because our motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiffs who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury's verdict, which the Superior Court denied on February 14, 2011. All but three of the 66 plaintiffs to whom the jury awarded nothing appealed. Oral argument in the appeal was held on September 19, 2013 and the matter was taken under submission by the California Court of Appeal.
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
California Hawaiian
On April 30, 2009, a group of tenants at our California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County, Case No. 109CV140751, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Superior Court granted our motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the Superior Court's arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the Superior Court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, we filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, we filed with the California Supreme Court a petition for review of the Court of Appeal's decision. On August 17, 2011, the California Supreme Court denied the petition for review.
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury's verdict. On December 5, 2014, after briefing and a hearing on those motions, the Superior Court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the Superior Court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Superior Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the Superior Court's December 5, 2014 order. The Court of Appeal issued an order setting the briefing sequence and ordered commencement of the briefing. On December 15, 2015, the plaintiffs filed their opening appellants’ brief; on March 25, 2016, we filed our combined respondents’ and opening brief; on July 8, 2016, the plaintiffs filed their combined reply and cross-respondents’ brief; and on September 26, 2016, we filed our reply brief, which is the final brief pursuant to the Court of Appeal’s order setting forth the briefing sequence. We intend to continue to vigorously defend ourselves in this litigation.
At September 30, 2016, based on the information available to us, a material loss was neither probable nor estimable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We anticipate a lengthy time period to achieve resolution of this case.
Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We believe the allegations are without merit and intend to vigorously defend ourselves in the lawsuit. On May 13, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. Hearings on the motion were held on July 17, 2015 and September 18, 2015. On October 7, 2015, the Superior Court denied our motion. On December 3, 2015, we filed a notice of appeal from the denial of our motion, and on October 4, 2016, we filed our opening appellants’ brief.

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

On November 24, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. The hearing on that motion was held on August 19, 2016, and the Superior Court granted our motion and ordered the plaintiffs subject to arbitration agreements to resolve all claims alleged in their complaint by arbitration and stayed the remainder of the litigation while the arbitration proceeds. On September 12, 2016, we filed a demand for arbitration seeking, among other things, a declaration, with respect to the plaintiffs subject to arbitration agreements, that their claims are without merit as well as for recovery of attorneys’ fees and costs. On September 30, 2016, plaintiffs filed an ex parte motion in the Superior Court requesting that the Superior Court stay the arbitration proceedings. The Superior Court heard oral argument on the motion on September 30, 2016, we filed a written opposition brief on October 5, 2016 and the Superior Court denied the motion on October 14, 2016.  On October 18, 2016, the plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the Superior Court’s order compelling arbitration and requested an immediate stay of the arbitration.  On October 19, 2016, the Court of Appeal denied the request for stay, without prejudice to plaintiffs’ resubmitting the request in the event they make a stay request to the arbitrator and that request is denied.
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
On March 9, 2016, we attended an informal conference in Albany, New York with the OSHA Area Director. The matter was not resolved at the meeting, and we filed the required notice of contest on March 10, 2016 after which the matter was transferred to the Occupational Safety & Health Review Commission, which is represented by a solicitor from the Department of Labor. The solicitor filed a complaint on May 20, 2016, and the parties participated in a formal settlement conference on June 22, 2016. The parties did not reach a settlement at the formal settlement conference. Absent the parties reaching a settlement, we anticipate that this matter will proceed to trial, which is currently scheduled to take place in April 2017. We intend to continue to vigorously defend ourselves, and at this time we are unable to predict the outcome of this matter.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the nine months ended September 30, 2016 or 2015.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands):
Quarter Ended September 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$207,162	$14,655	$221,817
Operations expenses	(101,640)	(13,422)	(115,062)
Income from segment operations	105,522	1,233	106,755
Interest income	711	1,056	1,767
Depreciation on real estate assets and rental homes	(26,804)	(2,714)	(29,518)
Amortization of in-place leases	(1,376)	—	(1,376)
Income (loss) from operations	$78,053	$(425)	$77,628
Reconciliation to Consolidated net income:
Corporate interest income			—
Income from other investments, net			2,581
General and administrative			(7,653)
Property rights initiatives and other			(855)
Interest and related amortization			(25,440)
Equity in income of unconsolidated joint ventures			496
Consolidated net income			$46,757

Total assets	$3,238,699	$231,684	$3,470,383

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Quarter Ended September 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$194,983	$11,581	$206,564
Operations expenses	(96,152)	(10,603)	(106,755)
Income from segment operations	98,831	978	99,809
Interest income	692	1,037	1,729
Depreciation on real estate assets and rental homes	(25,703)	(2,707)	(28,410)
Amortization of in-place leases	(616)	—	(616)
Income from operations	$73,204	$(692)	72,512
Reconciliation to Consolidated net income:
Corporate interest income			29
Income from other investments, net			1,822
General and administrative			(7,225)
Property rights initiatives and other			(687)
Interest and related amortization			(26,227)
Equity in income of unconsolidated joint ventures			1,882
Consolidated net income			$42,106

Total assets	$3,193,473	$249,917	$3,443,390

Nine Months Ended September 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$605,072	$39,695	$644,767
Operations expenses	(286,527)	(35,929)	(322,456)
Income from segment operations	318,545	3,766	322,311
Interest income	2,164	2,841	5,005
Depreciation on real estate assets and rental homes	(79,086)	(8,117)	(87,203)
Amortization of in-place leases	(2,139)	—	(2,139)
Income (loss) from operations	$239,484	$(1,510)	$237,974
Reconciliation to Consolidated net income:
Corporate interest income			47
Income from other investments, net			6,574
General and administrative			(23,315)
Property rights initiatives and other			(2,036)
Interest and related amortization			(76,635)
Equity in income of unconsolidated joint ventures			2,142
Consolidated net income			$144,751

Total assets	$3,238,699	$231,684	$3,470,383
Capital improvements	$38,758	$48,558	$87,316

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

Nine Months Ended September 30, 2015

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$573,797	$35,808	$609,605
Operations expenses	(274,109)	(31,303)	(305,412)
Income from segment operations	299,688	4,505	304,193
Interest income	2,114	3,126	5,240
Depreciation on real estate assets and rental homes	(76,668)	(8,193)	(84,861)
Amortization of in-place leases	(1,950)	—	(1,950)
Income from operations	$223,184	$(562)	222,622
Reconciliation to Consolidated net income:
Corporate interest income			74
Income from other investments, net			5,119
General and administrative			(22,172)
Property rights initiatives and other			(1,934)
Early debt retirement			(16,922)
Interest and related amortization			(79,648)
Equity in income of unconsolidated joint ventures			3,606
Consolidated net income			$110,745

Total assets	$3,193,473	$249,917	$3,443,390
Capital improvements	$37,211	$30,627	$67,838
The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Community base rental income	$117,164	$110,908	$346,625	$330,251
Resort base rental income	54,486	49,765	154,652	142,837
Right-to-use annual payments	11,349	11,334	33,590	33,260
Right-to-use contracts current period, gross	3,672	3,889	9,290	10,264
Right-to-use contract upfront payments, deferred, net	(1,327)	(1,701)	(2,427)	(3,929)
Utility and other income	21,174	20,027	61,490	58,010
Ancillary services revenues, net	644	761	1,852	3,104
Total property operations revenues	207,162	194,983	605,072	573,797
Expenses:
Property operating and maintenance	73,410	69,227	203,011	194,522
Real estate taxes	13,467	12,923	39,534	38,169
Sales and marketing, gross	3,100	3,105	8,524	9,139
Right-to-use contract commissions, deferred, net	(200)	(464)	(212)	(1,471)
Property management	11,863	11,361	35,670	33,750
Total property operations expenses	101,640	96,152	286,527	274,109
Income from property operations segment	$105,522	$98,831	$318,545	$299,688

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 - Segment Reporting (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Gross revenue from home sales	$10,895	$7,878	$28,239	$24,341
Brokered resale revenues, net	276	290	884	941
Rental home income (a)	3,484	3,413	10,572	10,526
Total revenues	14,655	11,581	39,695	35,808
Expenses:
Cost of home sales	10,745	7,868	28,507	23,685
Home selling expenses	909	861	2,548	2,386
Rental home operating and maintenance	1,768	1,874	4,874	5,232
Total expenses	13,422	10,603	35,929	31,303
Income from home sales and rentals operations segment	$1,233	$978	$3,766	$4,505
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We lease individual developed areas (“Sites”) with access to utilities for placement of factory built homes, cottages, cabins or RVs. Customers may lease individual Sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. As of September 30, 2016, we owned or had an ownership interest in a portfolio of 390 Properties located throughout the United States and Canada containing 145,799 Sites. These properties are located in 32 states and British Columbia.
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

•	impact of government intervention to stabilize site-built single-family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

Management's Discussion (continued)

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic "Revenue Recognition";

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
The following chart lists the Properties acquired or invested in since January 1, 2015 through September 30, 2016.

Property	Transaction Date	Sites

Total Sites as of January 1, 2015		143,113
Property or Portfolio:
Acquisitions:
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Rose Bay	January 27, 2016	303
Portland Fairview	May 26, 2016	407
Forest Lake Estates	June 15, 2016	1,168
Expansion Site Development and other:
Net Sites added (reconfigured) in 2015		94
Net Sites added (reconfigured) in 2016		(17)
Total Sites as of September 30, 2016		145,799

Our gross investment in real estate has increased approximately $163.0 million to $4,641 million as of September 30, 2016 from $4,478 million as of December 31, 2015 primarily due to the acquisition of Rose Bay, Portland Fairview and Forest Lake Estates as well as increased capital expenditures.
Subsequent to the end of the quarter, on October 13, 2016, we closed on the acquisition of Riverside RV, a 499-Site RV resort located in Arcadia, Florida. The purchase price of approximately $20.3 million was funded with available cash.
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

Management's Discussion (continued)

The following table shows the breakdown of our Sites by type. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 106,700 customers who have entered right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of September 30, 2016
Community Sites	71,000
Resort Sites:
Annual	26,300
Seasonal	10,800
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
145,800
_________________________

(1)	Includes approximately 5,700 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,200 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.
For the periods presented, our Core Portfolio (“Core Portfolio”) consists of our Properties owned and operated during the entire period. This measure is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations, which are included in income from property operations, excluding deferrals and property management. For the quarter ended September 30, 2016, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.7% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 4.1%, resulting in an increase in Core net operating income before deferrals and property management of 5.3%.
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
We continue to focus on the quality of occupancy growth by increasing the number of homeowners in our Core portfolio. As of September 30, 2016, we increased occupancy in our Core Portfolio by 450 Sites, which included a gain of 628 homeowners. This compares to the first nine months of 2015, during which occupancy increased by 380 Sites resulting from a gain of 791 homeowners.
Since 2013, we have experienced an increase in the sales volume of new and used homes in our communities. We attribute this increase to various factors including management's focus on increasing the number of homeowners within our communities, changes to incentive structures for our on-site personnel to emphasize home sales rather than rentals and willingness of an increasing number of customers to commit their capital to purchase a home in one of our communities. New home sales in the manufactured

Management's Discussion (continued)

home communities in our Core Portfolio during the nine months ended September 30, 2016 increased by 156 new homes over the same period in the prior year. The recent new home sales have been primarily in our Colorado and Florida communities. (See the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity.)
In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. In a vibrant home sales market in which residents are able to resell their homes, we generally acquire fewer homes through foreclosure or abandonment. Used homes may require rehabilitation before selling or renting them to new customers.
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
As of September 30, 2016, we had 4,789 occupied rental homes in our MH communities. For the quarters ended September 30, 2016 and 2015, home rental program net operating income was approximately $7.9 million and $8.0 million, respectively, net of rental asset depreciation expense of approximately $2.7 million for both periods. Approximately $8.9 million and $9.0 million of home rental operations revenue was included in community base rental income for the quarters ended September 30, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity). We believe at this time we compete effectively with other types of rentals (i.e., apartments).
For the nine months ended September 30, 2016 and 2015, home rental program net operating income was approximately $24.6 million and $24.9 million, respectively, net of rental asset depreciation expense of approximately $8.0 million and $8.1 million, respectively. Approximately $27.0 million and $27.7 million of home rental operations revenue was included in community base rental income for the nine months ended September 30, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity).
In our RV resorts, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues as a result of our ability to increase rental rates and occupancy. Our third quarter Core Portfolio annual revenues were 5.8% higher than the third quarter of last year. We believe our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base and we have also been successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their adventures at our resorts. We believe this is an important factor in a customer's decision to relocate. Our customers continue to increase the amount of time spent shopping online for their home and vacation decisions. We have also expanded our marketing efforts to reach approximately 40 million outdoor enthusiasts (according to the 2014 American Camper Report) to inform them about our product offerings.
For our membership based RV resorts, we offer low-cost membership products that focus on the installed base of approximately nine million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Thousand Trails Camping Pass (“TTC”) (formerly Zone Park Pass), which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products, we have entered into approximately 100,900 TTCs. Our renewal rate for these memberships is approximately 43.2%.
We have arranged with RV dealers to feature our TTC as part of the dealers’ sales and marketing efforts. We provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated 42,686 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships is approximately 16.8%.

Management's Discussion (continued)

The table below provides additional details regarding our TTCs:

	Years Ended December 31,				Nine Months Ended September 30,
	2012	2013	2014	2015	2016
TTC Origination	10,198	15,607	18,187	25,544	23,983
TTC Sales	8,909	9,289	10,014	11,877	10,744
RV Dealer TTC Activations	1,289	6,318	8,173	13,667	13,239
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. For certain customers, we finance the nonrefundable upfront payment for these upgrades.
Critical Accounting Policies and Estimates
Refer to the 2015 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the nine months ended September 30, 2016.
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
The following table reconciles Income from property operations to Income before equity in income of unconsolidated joint ventures for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Total Portfolio
	Quarters Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income from property operations	$106,594	$99,609	$322,391	$301,878
(Loss) income from home sales operations and other	161	200	(80)	2,315
Total other income and expenses, net	(60,494)	(59,585)	(179,702)	(197,054)
Income before equity in income of unconsolidated joint ventures	$46,261	$40,224	$142,609	$107,139

Management's Discussion (continued)

Comparison of the Quarter Ended September 30, 2016 to the Quarter Ended September 30, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$115,944	$110,792	$5,152	4.7%	$117,164	$110,908	$6,256	5.6%
Rental home income	3,484	3,408	76	2.2%	3,484	3,413	71	2.1%
Resort base rental income	52,809	49,338	3,471	7.0%	54,486	49,765	4,721	9.5%
Right-to-use annual payments	11,349	11,334	15	0.1%	11,349	11,334	15	0.1%
Right-to-use contracts current period, gross	3,672	3,889	(217)	(5.6)%	3,672	3,889	(217)	(5.6)%
Utility and other income	20,887	19,956	931	4.7%	21,174	20,027	1,147	5.7%
Property operating revenues, excluding deferrals	208,145	198,717	9,428	4.7%	211,329	199,336	11,993	6.0%

Property operating and maintenance	72,295	68,875	3,420	5.0%	73,410	69,227	4,183	6.0%
Rental home operating and maintenance	1,765	1,874	(109)	(5.8)%	1,768	1,874	(106)	(5.7)%
Real estate taxes	13,125	12,890	235	1.8%	13,467	12,923	544	4.2%
Sales and marketing, gross	3,100	3,105	(5)	(0.2)%	3,100	3,105	(5)	(0.2)%
Property operating expenses, excluding deferrals and Property management	90,285	86,744	3,541	4.1%	91,745	87,129	4,616	5.3%
Income from property operations, excluding deferrals and Property management (1)	117,860	111,973	5,887	5.3%	119,584	112,207	7,377	6.6%
Property management	11,861	11,361	500	4.4%	11,863	11,361	502	4.4%
Income from property operations, excluding deferrals (1)	105,999	100,612	5,387	5.4%	107,721	100,846	6,875	6.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,127	1,237	(110)	(8.9)%	1,127	1,237	(110)	(8.9)%
Income from property operations (1)	$104,872	$99,375	$5,497	5.5%	$106,594	$99,609	$6,985	7.0%
__________________________
(1)     Non-GAAP measure.
The increase in total portfolio income from property operations, which includes recently acquired properties, is primarily due to increases in Core community base rental income, Core resort base rental income, increased utility and other property income, partially offset by an overall increase in expenses, with the most significant increases relating to utility expense, property payroll and repairs and maintenance expense.
The $5.2 million, or 4.7%, increase in Core Portfolio community base rental income primarily reflects a 3.8% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rent per Site increased to approximately $592 for the quarter ended September 30, 2016 from approximately $570 for the corresponding quarter in 2015. The average occupancy increased to 93.6% for the quarter ended September 30, 2016 from 92.8% for the corresponding quarter in 2015.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$30,549	$28,881	$1,668	5.8%	$31,278	$29,075	$2,203	7.6%
Seasonal	3,747	3,820	(73)	(1.9)%	4,244	3,933	311	7.9%
Transient	18,513	16,637	1,876	11.3%	18,964	16,757	2,207	13.2%
Resort base rental income	$52,809	$49,338	$3,471	7.0%	$54,486	$49,765	$4,721	9.5%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily as a result of lower upgrade sales by our third party sales agent. During the third quarter, there were 740 upgrade sales with an average price per sale of $4,962. This compares to 798 upgrade sales with an average price per sale of $4,873 for the quarter ended September 30, 2015.
The increase in utility and other income is primarily due to increased utility recovery of electric and water income, as well as insurance proceeds received of approximately $0.2 million related to two prior events.
The increase in property operating and maintenance expenses was primarily driven by increased property payroll, repair and maintenance and utility expense. The increase in property payroll resulted from 2016 salary increases. The increase in repair and maintenance was largely due to extraordinary expenses, including expenses related to insurance losses, such as a fire at one of our locations, and modest clean-up expenses following Hurricane Hermine. In addition, we incurred higher than expected repairs and maintenance expenses at certain locations related to the temporary interruption of water and sewer service. The increase in utility expense is driven by increases in sewer, water, trash and electric expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$8,057	$3,901	$4,156	106.5%
Cost of new home sales (1)	7,900	3,738	4,162	111.3%
Gross profit from new home sales	157	163	(6)	(3.7)%

Gross revenues from used home sales	2,838	3,977	(1,139)	(28.6)%
Cost of used home sales	2,845	4,130	(1,285)	(31.1)%
Gross (loss) from used home sales	(7)	(153)	146	95.4%

Brokered resale revenues and ancillary services revenues, net	920	1,051	(131)	(12.5)%
Home selling expenses	909	861	48	5.6%
Income from home sales operations and other	$161	$200	$(39)	(19.5)%

Home sales volumes
Total new home sales(2)	207	123	84	68.3%
New Home Sales Volume - ECHO JV	65	52	13	25.0%
Used home sales	335	357	(22)	(6.2)%
Brokered home resales	182	202	(20)	(9.9)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended September 30, 2016 and 2015, respectively.
The decrease in income from home sales operations and other is primarily due to lower revenue from ancillary services, which includes retail sales at various Properties, as well as higher home selling expenses, offset by lower gross losses on used home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change
Manufactured homes:
New Home	$6,329	$5,836	$493	8.4%
Used Home	6,013	6,758	(745)	(11.0)%
Rental operations revenue (1)	12,342	12,594	(252)	(2.0)%
Rental home operating and maintenance	1,768	1,874	(106)	(5.7)%
Income from rental operations	10,574	10,720	(146)	(1.4)%
Depreciation on rental homes (2)	2,671	2,673	(2)	(0.1)%
Income from rental operations, net of depreciation	$7,903	$8,047	$(144)	(1.8)%

Gross investment in new manufactured home rental units (3)	$123,866	$110,227	$13,639	12.4%
Gross investment in used manufactured home rental units	$52,628	$58,847	$(6,219)	(10.6)%

Net investment in new manufactured home rental units	$98,050	$89,242	$8,808	9.9%
Net investment in used manufactured home rental units	$26,951	$38,951	$(12,000)	(30.8)%

Number of occupied rentals – new, end of period (4)	2,316	2,076	240	11.6%
Number of occupied rentals – used, end of period	2,473	2,876	(403)	(14.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.9 million and $9.0 million for the quarters ended September 30, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.3 million and $10.3 million at September 30, 2016 and 2015, respectively.

(4)	Includes 158 and 72 homes rented through our ECHO JV during the quarters ended September 30, 2016 and 2015, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units. The occupancy decrease is partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended September 30, 2016 and 2015 (amounts in thousands, expenses shown as negative).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(29,518)	$(28,410)	$(1,108)	(3.9)%
Amortization of in-place leases	(1,376)	(616)	(760)	(123.4)%
Interest income	1,767	1,758	9	0.5%
Income from other investments, net	2,581	1,822	759	41.7%
General and administrative (excluding transaction costs)	(7,326)	(7,104)	(222)	(3.1)%
Transaction costs	(327)	(121)	(206)	(170.2)%
Property rights initiatives and other	(855)	(687)	(168)	(24.5)%
Interest and related amortization	(25,440)	(26,227)	787	3.0%
Total other income and expenses, net	$(60,494)	$(59,585)	$(909)	(1.5)%
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

Management's Discussion (continued)

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$344,991	$329,958	$15,033	4.6%	$346,625	$330,251	$16,374	5.0%
Rental home income	10,572	10,521	51	0.5%	10,572	10,526	46	0.4%
Resort base rental income	150,750	142,076	8,674	6.1%	154,652	142,837	11,815	8.3%
Right-to-use annual payments	33,590	33,260	330	1.0%	33,590	33,260	330	1.0%
Right-to-use contracts current period, gross	9,290	10,264	(974)	(9.5)%	9,290	10,264	(974)	(9.5)%
Utility and other income	60,951	57,903	3,048	5.3%	61,490	58,010	3,480	6.0%
Property operating revenues, excluding deferrals	610,144	583,982	26,162	4.5%	616,219	585,148	31,071	5.3%

Property operating and maintenance	200,700	193,899	6,801	3.5%	203,011	194,522	8,489	4.4%
Rental home operating and maintenance	4,871	5,232	(361)	(6.9)%	4,874	5,232	(358)	(6.8)%
Real estate taxes	39,011	38,115	896	2.4%	39,534	38,169	1,365	3.6%
Sales and marketing, gross	8,524	9,139	(615)	(6.7)%	8,524	9,139	(615)	(6.7)%
Property operating expenses, excluding deferrals and Property management	253,106	246,385	6,721	2.7%	255,943	247,062	8,881	3.6%
Income from property operations, excluding deferrals and Property management (1)	357,038	337,597	19,441	5.8%	360,276	338,086	22,190	6.6%
Property management	35,668	33,750	1,918	5.7%	35,670	33,750	1,920	5.7%
Income from property operations, excluding deferrals (1)	321,370	303,847	17,523	5.8%	324,606	304,336	20,270	6.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,215	2,458	(243)	(9.9)%	2,215	2,458	(243)	(9.9)%
Income from property operations (1)	$319,155	$301,389	$17,766	5.9%	$322,391	$301,878	$20,513	6.8%
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
The $15.0 million, or 4.6%, increase in Core Portfolio community base rental income primarily reflects a 3.8% growth from rate increases and a 0.8% growth from occupancy gains. The average monthly base rent per Site increased to approximately $588 for the year-to-date 2016 from approximately $567 for the corresponding year-to-date 2015. The average occupancy increased to 93.3% in 2016 from 92.5% in 2015.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$89,946	$85,089	$4,857	5.7%	$91,648	$85,550	$6,098	7.1%
Seasonal	23,423	22,440	983	4.4%	24,573	22,584	1,989	8.8%
Transient	37,381	34,547	2,834	8.2%	38,431	34,703	3,728	10.7%
Resort base rental income	$150,750	$142,076	$8,674	6.1%	$154,652	$142,837	$11,815	8.3%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily as a result of lower upgrade sales by our third party sales agent. During the nine months ended September 30, 2016, there were 1,892 upgrade sales with an average price per sale of $4,910. This compares to 2,152 upgrade sales with an average price per sale of $4,770 for the nine months ended ended September 30, 2015. This decrease in sales by our third party sales agent was partially offset by an increase in upgrade sales by our in-park staff as we continue to experience increased demand for our upgraded product from our newest TTC members. The overall decline is offset by lower commission expense to sales agents during the nine months ended September 30, 2016.
The increase in utility and other income is primarily due to increased utility recovery related to higher electric and water usage, insurance proceeds of approximately $1.0 million related to four prior events that impacted certain Properties, and proceeds of approximately $0.4 million as a result of granting an easement at a certain Property in Pennsylvania.
The increase in property operating and maintenance expenses was primarily driven by increased property payroll, repair and maintenance, and utility expense. The increase in property payroll resulted from 2016 salary increases, while the increase in repair and maintenance was largely due to excess water hauling expense as a result of significant rainfall in the South region, increased landscaping expenses, snow removal costs in the Northeast region and other extraordinary expenses including a fire at one of our Properties and modest clean up expenses following Hurricane Hermine. The increase in utility expense is primarily driven by increases in sewer, water, electric and trash expenses at certain Properties, and is offset by the increase in utility recoveries reflected in utility and other income.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$19,500	$12,186	$7,314	60.0%
Cost of new home sales (1)	19,598	11,408	8,190	71.8%
Gross (loss) profit from new home sales	(98)	778	(876)	(112.6)%

Gross revenues from used home sales	8,739	12,155	(3,416)	(28.1)%
Cost of used home sales	8,909	12,277	(3,368)	(27.4)%
Gross (loss) from used home sales	(170)	(122)	(48)	(39.3)%

Brokered resale revenues and ancillary services revenues, net	2,736	4,045	(1,309)	(32.4)%
Home selling expenses	2,548	2,386	162	6.8%
(Loss) income from home sales operations and other	$(80)	$2,315	$(2,395)	(103.5)%

Home sales volumes
Total new home sales(2)	508	352	156	44.3%
New Home Sales Volume - ECHO JV	162	140	22	15.7%
Used home sales	988	1,174	(186)	(15.8)%
Brokered home resales	585	668	(83)	(12.4)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the nine months ended September 30, 2016 and 2015, respectively.

The decrease in income from home sales operations and other is primarily due to lower revenue from ancillary services, which includes retail sales at various Properties, as well as a small gross loss from new home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change
Manufactured homes:
New Home	$18,802	$17,163	$1,639	9.5%
Used Home	18,728	20,984	(2,256)	(10.8)%
Rental operations revenue (1)	37,530	38,147	(617)	(1.6)%
Rental home operating and maintenance	4,874	5,232	(358)	(6.8)%
Income from rental operations	32,656	32,915	(259)	(0.8)%
Depreciation on rental homes (2)	8,007	8,050	(43)	(0.5)%
Income from rental operations, net of depreciation	$24,649	$24,865	$(216)	(0.9)%

Gross investment in new manufactured home rental units (3)	$123,866	$110,227	$13,639	12.4%
Gross investment in used manufactured home rental units	$52,628	$58,847	$(6,219)	(10.6)%

Net investment in new manufactured home rental units	$98,050	$89,242	$8,808	9.9%
Net investment in used manufactured home rental units	$26,951	$38,951	$(12,000)	(30.8)%

Number of occupied rentals – new, end of period (4)	2,316	2,076	240	11.6%
Number of occupied rentals – used, end of period	2,473	2,876	(403)	(14.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $27.0 million and 27.7 million for the nine months ended September 30, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.3 million and $10.3 million at September 30, 2016 and 2015, respectively.

(4)	Includes 158 and 72 homes rented through our ECHO JV in 2016 and 2015, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units. The occupancy decrease is partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2016 and 2015 (amounts in thousands, expenses shown as negative).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(87,203)	$(84,861)	$(2,342)	(2.8)%
Amortization of in-place leases	(2,139)	(1,950)	(189)	(9.7)%
Interest income	5,052	5,314	(262)	(4.9)%
Income from other investments, net	6,574	5,119	1,455	28.4%
General and administrative (excluding transaction costs)	(22,390)	(21,569)	(821)	(3.8)%
Transaction costs	(925)	(603)	(322)	(53.4)%
Property rights initiatives and other	(2,036)	(1,934)	(102)	(5.3)%
Early debt retirement	—	(16,922)	16,922	100.0%
Interest and related amortization	(76,635)	(79,648)	3,013	3.8%
Total other income and expenses, net	$(179,702)	$(197,054)	$17,352	8.8%
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
On May 4, 2015, we extended our at-the-market (“ATM”) offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. For the nine months ended September 30, 2016, we sold 683,548 shares of our common stock under the ATM offering Program for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of September 30, 2016, $75.0 million of common stock remained available for issuance under the ATM equity offering program. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 114.7 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of September 30, 2016, we have sufficient liquidity, in the form of $63.6 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (See Note 7 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including the third quarter distribution of approximately $39.3 million paid on October 14, 2016, as well as all the remaining distributions, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of September 30, 2016, we have no remaining scheduled debt maturities in 2016 (excluding scheduled principal payments on debt maturing in 2016 and beyond). We expect to satisfy our 2017 maturities with existing cash and anticipated operating cash flow.
In connection with the acquisition completed in June 2016, we assumed approximately $22.6 million of mortgage debt secured by the Forest Lake Estates manufactured home community with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
During the nine months ended September 30, 2016, we completed refinancing activity and closed on loans with total gross proceeds of approximately $54.5 million in the aggregate. The loans have a weighted average maturity of 25 years, carry a weighted average interest rate of 4.05% per annum and are secured by three manufactured home properties and one RV resort. We also paid off four maturing mortgage loans of approximately $37.0 million, with a weighted average interest rate of 5.83% per annum, secured by three manufactured home Properties and one RV resort.
On October 12, 2016, we closed on one loan of approximately $15.0 million. The loan had a stated interest rate of 3.55% per annum, a 20 year term and is secured by one manufactured home property.

Management's Discussion (continued)

The table below summarizes cash flow activity for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$274,582	$287,219
Net cash used in investing activities	(166,073)	(95,260)
Net cash used in financing activities	(119,955)	(176,278)
Net (decrease)/increase in cash	$(11,446)	$15,681
Operating Activities
Net cash provided by operating activities decreased $12.6 million to $274.6 million for the nine months ended September 30, 2016, from $287.2 million for the nine months ended September 30, 2015. The overall decrease in net cash provided by operating activities is primarily due to a decrease of $10.9 million in Accrued expenses and accounts payable, a decrease in Escrow deposits, goodwill and other assets of $12.0 million, as well as a decrease of $5.1 million in Rents received in advance and security deposits, partially offset by an increase in Income from property operations of $20.5 million.
Investing Activities
Net cash used in investing activities was $166.1 million for the nine months ended September 30, 2016 compared to $95.3 million for the nine months ended September 30, 2015. Significant components of net cash used in investing activities include:

•
We paid approximately $78.2 million (net of mortgage debt assumed of $22.6 million) in 2016 to acquire Rose Bay RV Resort, Forest Lakes Estates and Portland Fairview which resulted in an additional 984 RV Sites and 894 manufactured home Sites, as well as vacant land in Florida for $2.0 million. We paid approximately $23.7 million in 2015 to acquire the Bogue Pines MH Property, Whispering Pines RV Resort and Miami Everglades RV Resort. These acquisitions contributed an additional 731 Sites.

•
We contributed $5.0 million to our ECHO JV in 2016 compared to the $4.0 million we invested in 2015. During 2016 we received capital distributions of $4.1 million from our Voyager JV (see Note 5 to the Consolidated Financial Statements for a description of our joint ventures).

•	We paid approximately $87.3 million and $67.8 million for capital improvements during the nine months ended September 30, 2016 and 2015, respectively (see Capital Improvements table below).

Management's Discussion (continued)

Capital Improvements
The table below summarizes capital improvement activity for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months ended September 30, (1)
	2016	2015
Recurring Capital Expenditures (2)	$28,321	$26,196
Property upgrades and site development	9,833	10,172
New home investments (3)	44,293	25,081
Used home investments	4,265	5,546
Total Property	86,712	66,995
Corporate	604	843
Total Capital improvements	$87,316	$67,838
______________________

(1)
Excludes non-cash activity of approximately $0.5 million and $0.6 million of used homes acquired through foreclosure of Chattel Loans for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investment associated with our ECHO JV.
Financing Activities
Net cash used in financing activities was $120.0 million for the nine months ended September 30, 2016 compared to net cash used in financing activities of $176.3 million for the nine months ended September 30, 2015. Significant components of net cash used in financing activities include:

•
We paid approximately $29.2 million of amortizing principal debt, approximately $37.0 million to repay four maturing mortgages, and $43.0 million to refinance two mortgage loans in 2016. This compares to 2015 where we had approximately $27.8 million of amortizing principal debt, approximately $48.7 million of maturing mortgage, defeased approximately $370.2 million of debt and paid a total of approximately $24.0 million in debt issuance and defeasance costs as well as early debt retirement costs. (See Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We sold 683,548 shares of our common stock under the ATM offering program for gross cash proceeds of approximately $50.0 million before expenses during the nine months ended September 30, 2016 (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•
We received $54.5 million in financing proceeds in 2016 compared to $395.3 million in financing proceeds in 2015. (see Note 7 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We made distributions of approximately $119.5 million in the first nine months of 2016 to Common Stockholders, Common OP unitholders and preferred stockholders which were partially offset by proceeds received of approximately $5.8 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $105.1 million in the first nine quarter of 2015 to Common Stockholders, Common OP unitholders and preferred stockholders and paid approximately $0.4 million for offering costs, offset by proceeds received of approximately $4.6 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 to the Consolidated Financial Statements for a description of our equity transactions).

Management's Discussion (continued)

Contractual Obligations
As of September 30, 2016, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2016	2017	2018	2019	2020	Thereafter
Long Term Borrowings (1)	$2,104,628	$10,459	$99,562	$232,164	$233,601	$350,716	$1,178,126
Interest Expense (2)	659,509	24,900	95,644	86,317	71,542	56,222	324,884
Operating Lease	11,059	534	2,171	2,221	2,062	2,011	2,060
LOC Maintenance Fee (3)	1,455	204	811	440	—	—	—
Ground Lease (4)	16,928	491	1,965	1,960	1,963	1,964	8,585
Total Contractual Obligations	$2,793,579	$36,588	$200,153	$323,102	$309,168	$410,913	$1,513,655
Weighted average interest rates - Long Term Borrowings	4.47%	4.78%	4.70%	4.62%	4.41%	4.50%	4.28%
 ______________________________

(1)	Balance excludes note premiums of $6.2 million and deferred financing costs of approximately $18.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of September 30, 2016.

(3)	As of September 30, 2016, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of September 30, 2016, we have no off balance sheet arrangements.
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

Management's Discussion (continued)

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
The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$40,998	$36,673	$127,071	$95,644
Income allocated to common OP units	3,462	3,136	10,770	8,191
Right-to-use contract upfront payments, deferred, net	1,327	1,701	2,427	3,929
Right-to-use contract commissions, deferred, net	(200)	(464)	(212)	(1,471)
Depreciation on real estate assets	26,847	25,747	79,218	76,811
Depreciation on rental homes	2,671	2,663	7,985	8,050
Amortization of in-place leases	1,376	616	2,139	1,950
Depreciation on unconsolidated joint ventures	373	274	968	799
FFO available for Common Stock and OP Unit holders	76,854	70,346	230,366	193,903
Transaction costs	327	121	925	603
Early debt retirement	—	—	—	16,922
Normalized FFO available for Common Stock and OP Unit holders	$77,181	$70,467	$231,291	$211,428
Weighted average Common Shares outstanding – fully diluted	92,910	91,940	92,405	91,876

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2015. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2016.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 27, 2016	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2016	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)