Form 10-K
period 2016-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2017-02-22
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $6,361.2 million as of June 30, 2016 based upon the closing price of $80.05 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 17, 2017, 86,765,572 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 2, 2017.

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
We have a unique business model where we own the land upon which we provide our customers the opportunity to place factory built homes, cottages, cabins or RVs either permanently or on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs as well as low customer turnover costs. Our portfolio is spread through highly desirable locations with a focus on both retirement and vacation destinations attracting retirees, vacationing families, and second homeowners, while providing a lower cost home ownership alternative. We have more than 80 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
We are one of the nation's largest real estate networks with a portfolio, as of December 31, 2016, of 391 Properties consisting of 146,610 residential Sites located throughout the United States and Canada. These Properties are located in 32 states and British Columbia.
Our Properties are designed and improved for home options of various sizes and designs that are produced off-site by third-party manufacturers, installed and set on designated Sites ("Site Set") within the Properties. These homes can range from 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities while others provide these services to customers from on-site facilities.
Employees and Organizational Structure
We have an annual average of approximately 4,100 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on providing good service to our customers. Our Property operations are managed internally by wholly-owned affiliates of the Operating Partnership and are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers who have substantial experience addressing the needs of customers and creating innovative approaches to maximize value and increase cash flow from property operations. Complementing the field management staff are approximately 400 full-time corporate and regional employees who assist in all functions related to the management of our Properties.
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We contributed the proceeds from our initial public offering in 1993 and subsequent offerings to our Operating Partnership for a general partnership interest. The financial results of our Operating Partnership and our Subsidiaries are consolidated in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), we have formed taxable REIT Subsidiaries, as defined in the Code, to engage in such activities.
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
These business objectives and their implementation are consistent with business strategies determined by our Board of Directors and may be subject to change or amendment at any time.

Acquisitions and Dispositions
Over the last decade we have continued to increase the number of Properties in our portfolio (including owned or partly owned Properties), from 311 Properties with over 112,956 Sites to 391 Properties with over 146,600 Sites. During the year ended December 31, 2016, we acquired four Properties (three RV resorts and one MH community) with approximately 2,400 Sites. We continually review the Properties in our portfolio to ensure they fit our business objectives. Over the last five years, we redeployed capital to properties in markets we believe have greater long-term potential by acquiring 21 Properties primarily located in retirement and vacation destinations and selling 12 Properties that were not aligned with our long-term goals.
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

Property Expansions
Several of our Properties have land available for expanding the number of Sites. Development of these Sites ("Expansion Sites") is evaluated based on the following factors: local market conditions; ability to subdivide; accessibility within the Property and externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new Sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Our acquisition philosophy includes owning Properties with potential for Expansion Site development. Approximately 87 of our Properties have expansion potential, with up to approximately 5,300 acres available for expansion. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at approximately 7,600 Sites in 39 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our market rates, if appropriate, are made on an annual basis.
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
At Properties zoned for RV use, we have long-term relationships with many of our customers who typically enter into short-term rental agreements. Many resort customers also leave deposits to reserve a Site for the following year. Generally, these customers cannot live full time on the Property. At resort Properties operated under the Thousand Trails brand designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days in exchange for annual dues payments. The customer may make a nonrefundable upfront payment to upgrade the contract which increases usage rights during the contract term. We may finance the nonrefundable upfront payment. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 28.0% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or meet certain other specified restriction criteria.
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
Insurance. The Properties are insured against risks that may cause property damage and business interruption including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2017. We have a $100.0 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquakes in California. Policy deductibles primarily range from a $125,000 minimum to 5.0% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Rent Control Legislation. At certain of our Properties, principally in California, state and local rent control laws limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware law requires rental increases greater than the change in the CPI to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of CPI. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers (See Item 3. Legal proceedings).
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
Industry
We believe that our Properties and our business model provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in rental and occupancy rates, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

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

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association ("RVIA"), in a survey conducted by the University of Michigan in 2011, approximately 8.9 million or 8.5% of U.S. households owned an RV. The 77 million people born from 1946 to 1964, or "baby boomers", make up the fastest growing segment of this market. According to Pew Research Center, every day 10,000 Americans turn 65 years old. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future cash flow growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to 2014 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 24% within the next 15 years.

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

•
Comparability to Site-Built Homes: Since inception, the Site Set housing industry has experienced a trend toward multi-section homes. Current Site Set homes are up to 80 feet long and 30 feet wide and approximately 1,430 square feet. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes. At our Properties, there is an active resale or rental market for these larger homes. According to the 2015 U.S. Census American Community Survey, manufactured homes represent 9.3% of single-family housing units.

•
Second Home and Vacation Home Demographics: According to 2016 National Association of Realtors ("NAR") reports, sales of second homes in 2015 accounted for 35.0% of residential transactions, or 2.0 million second-home sales in 2015 and a typical vacation-home buyer earned $103,700 in 2015. According to 2014 NAR reports, there were approximately 8.0 million vacation homes in 2013 and a typical vacation-home buyer was 43 years old. According to the 2016 NAR reports, approximately 47.0% of vacation homes were purchased in the south; 25.0% were purchased in the west; 15.0% were purchased in the northeast; and 13.0% were purchased in the Midwest. Looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial means to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. We believe it is likely that over the next decade we will continue to see high levels of second home sales, and resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments: According to statistics compiled by the U.S. Census Bureau, manufactured home shipments have increased each year and are on pace for an eighth straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2016 increased about 15.0% to 81,100 units as compared to shipments in 2015 of 70,500 units. According to the RVIA, wholesale shipments of RVs increased 15.1% in 2016 to approximately 430,700 units as compared to 2015, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2017 RV shipments will increase by about 4.4% as compared to 2016.

———————————————————————————————————————————

1.	U.S. Census: Manufactured Homes Survey

2.	Source: RVIA

•
Sales: Retail sales of RVs totaled approximately 367,600 in 2016, an 13.3% increase from 2015 RV sales of 324,400 and a 33.9% increase from 2014 RV sales of 274,600. We believe that consumers remain concerned about the current economy, and the potential for stagnant economic conditions in the future. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales. According to RVIA, 8.9 million American households owned an RV in 2011. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest. RV dealers typically have relationships with third party lenders who provide financing for the purchase of an RV.

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
Please see our risk factors in Item 1A - Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.
Available Information
We file reports electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about us and hyperlinks to our filings with the SEC at http://www.equitylifestyleproperties.com, free of charge. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
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

•	unfavorable weather conditions, especially on holiday weekends in the spring and summer months, could reduce the economic performance at our resort Properties;

•
the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders or may result in claims including, but not limited to, foreclosure by a lender in the event of our inability to service our debt;

•	impact on the U.S. economic and regulatory environment as a result of recent U.S. presidential election;

•
changes in U.S. social, political, economic conditions, laws, governmental regulations (including rent control laws and regulations governing usage, zoning and taxes and chattel financing), and policies governing health care systems and drug prices, U.S. tax laws, foreign trade, manufacturing, and development and investment may adversely affect our financial condition and our business;

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
New Acquisitions and Development Properties May Fail to Perform as Expected and the Intended Benefits of Our Acquisitions May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

•	integration may prove costly or time-consuming and may divert senior management's attention from the management of daily operations;

•	difficulties or inability to access capital or increases in financing costs;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities;

•	development and expansion projects may include long planning and involve complex and costly activities;

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio; and

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

In addition, we may periodically consider expansion activities which are subject to risks such as: construction costs exceeding original estimates; construction and lease-up delays resulting in increased construction costs; and lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
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
Our Inability to Sell or Rent Manufactured Homes Could Adversely Affect Our Cash Flows.
Selling and renting homes is a primary part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:

•	downturns in economic conditions disrupting the single family housing market;

•	local conditions, such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties;

•	increased costs to acquire homes;

•	the ability of customers to obtain affordable financing; and

•	demographics, such as the retirement of the "baby boomers", and their demand for access to our lifestyle-oriented Properties.
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
Our Success Depends, in part, on Our Ability to Attract and Retain Talented Employees.
Our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future.

We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties Which Could Negatively Impact Our Financial Condition and Results of Operations.
We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our Properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates.
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
Tenant groups have filed lawsuits against us seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters (see Note 18 to the Consolidated Financial Statements for additional detail regarding these matters).
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
Environmental Risks
Changes in Oil and Gasoline Prices May Have an Adverse Impact on Our Properties and the RV Industry.
In the event the cost to power RVs increases, customers may reduce the amount of time spent traveling in their RVs. This may negatively impact revenues at our Properties that target these customers.

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
Utility-related laws and regulations also govern the provision of utility services. Such laws regulate, for example, how and to what extent owners or operators of property can charge renters for provision of utilities. Such laws also regulate the operations and performance of utility systems and may impose fines and penalties on real property owners or operators who fail to comply with these requirements. The regulations may also require capital investment to maintain compliance.
We Have a Significant Concentration of Properties in Florida and California, and Natural Disasters or Other Catastrophic Events in These or Other States Could Adversely Affect the Value of Our Properties and Our Cash Flow.
As of December 31, 2016, we owned or had an ownership interest in 391 Properties located in 32 states and British Columbia, including 125 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, soil erosion, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that we must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures we incurred and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2.1 billion as of December 31, 2016, of which approximately $233.5 million, or 11.2%, matures in 2017 and 2018. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

•
prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect net income, cash flow and our ability to service debt and make distributions to stockholders;

•
to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property will result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note; and

•
the recent increase in the U.S. federal reserve funds rate will likely result in an increase in market interest rates, which may increase the costs of refinancing existing indebtedness or obtaining new debt.

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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 23.6% as of December 31, 2016. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
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
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. As of December 31, 2016, Mr. Samuel Zell and certain related entities, directly or indirectly, beneficially owned approximately 4.4% of our outstanding common stock. In addition, as of December 31, 2016, 4.3% of our outstanding common stock was indirectly owned by trusts, the trustee of which is Chai Trust Company, LLC (“Chai Trust”). Mr. Zell is not an officer or director of Chai Trust, does not have voting or dispositive power with respect to such shares and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The percentages set forth above include common stock issuable upon the exercise of stock options and the exchange of OP Units. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
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
In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT. For example, the Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. Investors are urged to consult their tax advisors with respect to these changes and the potential impact on their investment in our stock.
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
Potential Changes to U.S. Tax Laws and Related Interpretations Could Adversely Impact Us.
Tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of Treasury, and by various state and local tax authorities. Publicly related statements signal that a high priority of the new Congress and administration may be meaningful reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. A substantial lack of clarity exists around the likelihood, timing, and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities.
We cannot predict whether, when, in what forms, or with what effective dates, new U.S. federal tax laws, regulations, and administrative interpretations applicable to us or our shareholders may be changed. Any such change may negatively affect our liquidity, results of operations and business operations, and be adverse to our stockholders. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

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
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2017. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
We Face Risks Relating to Expanding Use of Social Media Vehicles and Cybersecurity Incidents that Could Cause Loss of Confidential Information and Other Business Disruptions.
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
In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us or our Properties on any social networking website could damage our, or our Properties' reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
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
In May 2014, the FASB issued Accounting Standard Update no. 2014-09, "Revenue from Contracts with Customers," which will replace most existing revenue recognition guidance in U.S. GAAP (see Note 2 to the Consolidated Financial Statements for additional detail regarding this recently issued guidance).
In 2008, we began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to us. We incur significant selling and marketing expenses to originate the right-to-use contract upgrades, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The deferral period used for right-to-use contract is currently estimated to be 40 years. As a result, we may incur a loss from entering right-to-use contract upgrades, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contract upgrades. The deferral period is reviewed periodically and beginning in 2016, was changed to 40 years. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contract upgrades. At the time we began entering right-to-use contracts and after corresponding with the Office of the Chief Accountant at the SEC, we adopted a revenue recognition policy for the right-to-use contracts in accordance with the Codification Topic "Revenue Recognition" ("FASB ASC 605").
In February 2016, the FASB issued ("ASU 2016-02") Leases. which will amend the existing accounting standards for lease accounting guidance in U.S. GAAP (see Note 2 to the Consolidated Financial Statements for additional detail regarding this recently issued guidance).
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
Property Portfolio
As of December 31, 2016, we owned or had an ownership interest in a portfolio of 391 Properties located throughout the United States and British Columbia containing 146,610 residential Sites. A total of 126 of the Properties are encumbered by debt as of December 31, 2016 (see Note 8 to the Consolidated Financial Statements for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2016.
The following table sets forth certain information relating to the Properties we owned as of December 31, 2016, categorized according to major markets and excluding Properties owned through joint ventures. The total number of annual Sites presented for the RV communities represents Sites occupied by annual customers and are presented as 100% occupied. The annual rent for each year presented is the annualized December monthly Site rent per occupant.  Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	99.0%	$8,118
Carriage Cove	Daytona Beach	FL	MH	59		418	418	91.1%	$6,702
Coquina Crossing	Elkton	FL	MH	316	26	597	597	91.5%	$7,736
Bulow Plantation	Flagler Beach	FL	MH	323	181	276	276	99.6%	$7,250
Bulow RV	Flagler Beach	FL	RV	(e)		352	92	100.0%	$6,512
Carefree Cove	Ft. Lauderdale	FL	MH	20		164	164	93.9%	$7,924
Park City West	Ft. Lauderdale	FL	MH	60		363	363	99.4%	$7,877
Sunshine Holiday MH	Ft. Lauderdale	FL	MH	32		245	245	98.4%	$8,064
Sunshine Holiday RV	Ft. Lauderdale	FL	RV	(e)		130	40	100.0%	$7,074
Lake Worth Village	Lake Worth	FL	MH	117		823	823	86.5%	$6,540
Maralago Cay	Lantana	FL	MH	102	5	602	602	99.8%	$9,040
Coral Cay Plantation	Margate	FL	MH	121		818	818	99.0%	$7,793

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Lakewood Village	Melbourne	FL	MH	68		349	349	87.4%	$5,691
Miami Everglades	Miami	FL	RV	34		303	87	100.0%	$6,856
Holiday Village	Ormond Beach	FL	MH	43		301	301	86.0%	$5,630
Encore Super Park(Sunshine Holiday)	Ormond Beach	FL	RV	69		349	241	100.0%	$7,074
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	94.2%	$8,446
Breezy Hill RV	Pompano Beach	FL	RV	52		762	398	100.0%	$7,454
Highland Wood RV	Pompano Beach	FL	RV	15		148	17	100.0%	$6,230
Lighthouse Pointe	Port Orange	FL	MH	64		433	433	83.6%	$5,819
Pickwick	Port Orange	FL	MH	84	4	432	432	100.0%	$6,630
Rose Bay (c)	Port Orange	FL	RV	21		303	207	100.0%	$5,266
Space Coast	Rockledge	FL	RV	24		270	161	100.0%	$4,393
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%	$5,346
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	90.8%	$6,946
Heritage Plantation	Vero Beach	FL	MH	64		437	437	84.2%	$6,483
Holiday Village, FL	Vero Beach	FL	MH	20		128	128	—%	$—
Encore RV Park(Sunshine Travel)	Vero Beach	FL	RV	30	6	300	127	100.0%	$6,004
Heron Cay	Vero Beach	FL	MH	130		589	589	86.8%	$6,722
Vero Palm	Vero Beach	FL	MH	64		285	285	92.3%	$7,478
Village Green	Vero Beach	FL	MH	174		782	782	85.9%	$7,726
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	98.6%	$5,822

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	18	779	779	97.3%	$5,427
Clover Leaf Forest	Brooksville	FL	RV	30		277	139	100.0%	$3,534
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	435	100.0%	$5,334
Encore Super Park(Lake Magic)	Clermont	FL	RV	69		471	146	100.0%	$5,422
Orange Lake	Clermont	FL	MH	38		242	242	96.7%	$4,696
Orlando	Clermont	FL	RV	270	30	850	151	100.0%	$4,478
Haselton Village	Eustis	FL	MH	52		291	291	97.6%	$4,052
Southern Palms	Eustis	FL	RV	120		950	345	100.0%	$5,047
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%	$4,249
Grand Island	Grand Island	FL	MH	35		362	362	68.2%	$5,298
Sherwood Forest	Kissimmee	FL	MH	124		769	769	96.1%	$6,454
Sherwood Forest RV	Kissimmee	FL	RV	107	43	513	134	100.0%	$6,732
Tropical Palms (f)	Kissimmee	FL	RV	59		566	144	100.0%	$7,088
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	98.0%	$4,852
Beacon Terrace	Lakeland	FL	MH	55		297	297	99.7%	$4,823
Kings & Queens	Lakeland	FL	MH	18		107	107	91.6%	$4,611
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.6%	$4,743
Lakeland Junction	Lakeland	FL	MH	23		193	193	99.5%	$5,248
Coachwood Colony	Leesburg	FL	MH	29		201	201	90.5%	$4,565
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	85.4%	$5,897

Properties	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Southernaire	Mt. Dora	FL	MH	14		114	114	87.7%	$4,395
Foxwood	Ocala	FL	MH	56		365	365	84.4%	$5,363
Oak Bend	Ocala	FL	MH	62	3	262	262	88.5%	$5,032
Villas at Spanish Oaks	Ocala	FL	MH	69		455	455	87.5%	$5,687
Audubon	Orlando	FL	MH	40		280	280	97.5%	$4,810
Hidden Valley	Orlando	FL	MH	50		303	303	98.7%	$6,817
Starlight Ranch	Orlando	FL	MH	130		783	783	88.3%	$6,412
Covington Estates	Saint Cloud	FL	MH	59		241	241	98.8%	$4,827
Parkwood Communities	Wildwood	FL	MH	121		694	694	97.6%	$3,560
Three Flags RV Resort	Wildwood	FL	RV	23		221	42	100.0%	$2,908
Winter Garden	Winter Garden	FL	RV	27		350	130	100.0%	$5,624

Gulf Coast (Tampa/Naples):
Toby’s RV	Arcadia	FL	RV	44		379	272	100.0%	$3,295
Riverside RV (c)	Arcadia	FL	RV	196		499	13	100.0%	$7,706
Sunshine Key	Big Pine Key	FL	RV	54		409	98	100.0%	$12,339
Encore RV Park(Manatee)	Bradenton	FL	RV	42		415	226	100.0%	$6,081
Windmill Manor	Bradenton	FL	MH	49		292	292	100.0%	$7,252
Glen Ellen	Clearwater	FL	MH	12		106	106	90.6%	$4,298
Hillcrest	Clearwater	FL	MH	25		278	278	100.0%	$5,961
Holiday Ranch	Clearwater	FL	MH	12		150	150	96.0%	$5,617
Silk Oak	Clearwater	FL	MH	19		181	181	96.1%	$5,663
Shady Oaks	Clearwater	FL	MH	31		249	249	97.6%	$5,386
Shady Village	Clearwater	FL	MH	19		156	156	95.5%	$5,431
Encore Super Park(Crystal Isles)	Crystal River	FL	RV	38		260	66	100.0%	$5,288
Lake Haven	Dunedin	FL	MH	48		379	379	100.0%	$6,595
Colony Cove (h)	Ellenton	FL	MH	538	36	2,207	2,207	96.5%	$7,302
Ridgewood Estates	Ellenton	FL	MH	77		380	380	100.0%	$5,539
Fiesta Key	Long Key	FL	RV	28		324	12	100.0%	$9,753
Fort Myers Beach Resort	Fort Myers	FL	RV	31		306	106	100.0%	$7,182
Sunburst RV Park(Gulf Air Travel)	Fort Myers Beach	FL	RV	25		246	153	100.0%	$6,415
Sunburst RV Park(Barrington Hills)	Hudson	FL	RV	28		392	244	100.0%	$3,808
Down Yonder	Largo	FL	MH	50		361	361	100.0%	$7,076
East Bay Oaks	Largo	FL	MH	40		328	328	99.7%	$5,891
Eldorado Village	Largo	FL	MH	25		227	227	100.0%	$5,831
Shangri La	Largo	FL	MH	14		160	160	93.8%	$5,610
Sunburst RV Park(Vacation Village)	Largo	FL	RV	29		293	182	100.0%	$5,142
Whispering Pines - Largo	Largo	FL	MH	55		393	393	91.1%	$6,150
Encore RV Park(Pasco)	Lutz	FL	RV	27		255	208	100.0%	$4,713
Buccaneer	N. Ft. Myers	FL	MH	223	39	971	971	99.1%	$7,445

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Island Vista MHC	N. Ft. Myers	FL	MH	121		616	616	76.1%	$5,248
Lake Fairways	N. Ft. Myers	FL	MH	259		896	896	100.0%	$6,989
Pine Lakes	N. Ft. Myers	FL	MH	314		584	584	100.0%	$8,618
Sunburst RV Park(Pioneer Village)	N. Ft. Myers	FL	RV	90		733	382	100.0%	$5,551
The Heritage	N. Ft. Myers	FL	MH	214	22	453	453	79.9%	$6,726
Windmill Village	N. Ft. Myers	FL	MH	69		491	491	93.3%	$5,712
Country Place	New Port Richey	FL	MH	82		515	515	99.8%	$6,551
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.0%	$5,842
Harbor View	New Port Richey	FL	MH	69		471	471	97.5%	$5,265
Bay Lake Estates	Nokomis	FL	MH	34		228	228	95.6%	$7,565
Lake Village	Nokomis	FL	MH	65		391	391	99.7%	$7,090
Encore Super Park(Royal Coachman-Sarasota South)	Nokomis	FL	RV	111		546	441	100.0%	$7,887
Silver Dollar	Odessa	FL	RV	412		459	383	100.0%	$7,585
Terra Ceia	Palmetto	FL	RV	18		203	155	100.0%	$4,467
The Lakes at Countrywood	Plant City	FL	MH	122		424	424	92.9%	$5,433
The Meadows at Countrywood	Plant City	FL	MH	140	13	737	737	96.4%	$6,204
The Arbors at Countrywood	Plant City	FL	MH	(e)		62	62	—%	$—
The Oaks at Countrywood	Plant City	FL	MH	44		168	168	79.2%	$4,879
Encore Super Park(Harbor Lakes)	Port Charlotte	FL	RV	80		528	322	100.0%	$5,863
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%	$5,180
Encore RV Park(Gulf View)	Punta Gorda	FL	RV	78		206	70	100.0%	$5,535
Tropical Palms	Punta Gorda	FL	MH	50		294	294	90.5%	$4,573
Winds of St. Armands No.	Sarasota	FL	MH	74		471	471	99.8%	$7,806
Winds of St. Armands So.	Sarasota	FL	MH	61		306	306	100.0%	$7,969
Peace River	Wauchula	FL	RV	72	38	454	58	100.0%	$2,639
Topics	Spring Hill	FL	RV	35		230	166	100.0%	$3,790
Pine Island	St. James City	FL	RV	31		363	107	100.0%	$6,433
Carefree Village	Tampa	FL	MH	58		397	397	98.2%	$5,474
Tarpon Glen	Tarpon Springs	FL	MH	24		169	169	89.9%	$5,563
Featherock	Valrico	FL	MH	84		521	521	98.8%	$5,870
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.8%	$9,142
Ramblers Rest	Venice	FL	RV	117		647	403	100.0%	$7,187
Crystal Lakes-Zephyrhills	Zephyrhills	FL	MH	146	52	315	315	99.4%	$4,056
Forest Lake Estates (c)	Zephyrhills	FL	MH	164		894	894	99.1%	$5,069
Forest Lake Estates RV (c)	Zephyrhills	FL	RV	42	12	274	178	100.0%	$3,308
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	80.0%	$2,868
Total Florida Market:				10,399	528	53,834	44,324	94.6%	$6,450

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	100.0%	$14,275
Colony Park	Ceres	CA	MH	20		186	186	93.5%	$6,814
Russian River	Cloverdale	CA	RV	41		135	6	100.0%	$3,479
Snowflower (g)	Emigrant Gap	CA	RV	612	200	268	—	—%	$—
Four Seasons	Fresno	CA	MH	40		242	242	89.3%	$4,775
Yosemite Lakes	Groveland	CA	RV	403	30	299	2	100.0%	$2,244
Tahoe Valley (d) (g)	Lake Tahoe	CA	RV	86	20	413	—	—%	$—
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%	$6,537
Ponderosa (d)	Lotus	CA	RV	22		170	16	100.0%	$4,909
Turtle Beach	Manteca	CA	RV	39		79	24	100.0%	$4,710
Coralwood (d)	Modesto	CA	MH	22		194	194	89.2%	$7,980
Lake Minden	Nicolaus	CA	RV	165	82	323	8	100.0%	$2,620
Lake of the Springs	Oregon House	CA	RV	954	507	541	59	100.0%	$2,745
Concord Cascade	Pacheco	CA	MH	31		283	283	99.6%	$8,971
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%	$—
Quail Meadows	Riverbank	CA	MH	20		146	146	98.6%	$8,450
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%	$12,299
Sunshadow (d)	San Jose	CA	MH	30		121	121	100.0%	$12,156
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%	$11,380
Westwinds (4 Properties) (d)	San Jose	CA	MH	88		723	723	100.0%	$13,266
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%	$6,742
Contempo Marin	San Rafael	CA	MH	63		396	396	99.7%	$11,953
DeAnza Santa Cruz	Santa Cruz	CA	MH	30		198	198	97.5%	$18,563
Santa Cruz Ranch RV Resort (g)	Scotts Valley	CA	RV	7		106	—	—%	$—
Royal Oaks	Visalia	CA	MH	20		149	149	81.2%	$7,163
Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	30	100.0%	$3,484
Los Ranchos	Apple Valley	CA	MH	30		389	389	97.7%	$7,114
Date Palm Country Club (d)	Cathedral City	CA	MH	232	3	538	538	98.9%	$12,609
Date Palm RV	Cathedral City	CA	RV	(e)		140	17	100.0%	$4,575
Oakzanita	Descanso	CA	RV	145	5	146	24	100.0%	$3,337
Rancho Mesa	El Cajon	CA	MH	20		158	158	99.4%	$12,577
Rancho Valley	El Cajon	CA	MH	19		140	140	100.0%	$13,615
Royal Holiday	Hemet	CA	MH	22		198	198	63.6%	$6,051
Idyllwild	Idyllwild	CA	RV	191		287	52	100.0%	$2,998
Pio Pico	Jamul	CA	RV	176	10	512	95	100.0%	$4,171
Wilderness Lakes	Menifee	CA	RV	73		529	41	100.0%	$4,416
Morgan Hill	Morgan Hill	CA	RV	62		339	27	100.0%	$4,381
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%	$—

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
San Benito	Paicines	CA	RV	199	23	523	46	100.0%	$3,131
Palm Springs	Palm Desert	CA	RV	35		401	29	100.0%	$3,271
Las Palmas	Rialto	CA	MH	18		136	136	100.0%	$7,586
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%	$4,565
Rancho Oso	Santa Barbara	CA	RV	310	40	187	24	100.0%	$3,585
Meadowbrook	Santee	CA	MH	43		338	338	99.4%	$9,805
Lamplighter	Spring Valley	CA	MH	32		270	270	100.0%	$13,409
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%	$14,498
Total California Market				5,017	930	13,681	7,195	95.2%	$9,923

Arizona
Countryside RV	Apache Junction	AZ	RV	53		560	282	100.0%	$3,714
Golden Sun RV	Apache Junction	AZ	RV	33		329	195	100.0%	$3,768
Apache East	Apache Junction	AZ	MH	17		123	123	97.6%	$5,707
Denali Park	Apache Junction	AZ	MH	33		163	163	99.4%	$4,705
Valley Vista	Benson	AZ	RV	6		145	7	100.0%	$2,716
Casita Verde RV	Casa Grande	AZ	RV	14		192	96	100.0%	$2,835
Fiesta Grande RV	Casa Grande	AZ	RV	77		767	521	100.0%	$3,375
Foothills West RV	Casa Grande	AZ	RV	16		188	120	100.0%	$2,755
Sunshine Valley	Chandler	AZ	MH	55		381	381	95.5%	$6,207
Verde Valley	Cottonwood	AZ	RV	273	129	352	75	100.0%	$3,410
Casa del Sol East II	Glendale	AZ	MH	29		239	239	97.9%	$6,658
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.9%	$7,011
Palm Shadows	Glendale	AZ	MH	33		293	293	95.2%	$5,833
Mesa Spirit	Mesa	AZ	RV	90		1,600	664	100.0%	$4,795
Monte Vista	Mesa	AZ	RV	142	56	832	739	100.0%	$6,626
Viewpoint	Mesa	AZ	RV	332	15	2,188	1,673	100.0%	$6,452
Hacienda de Valencia	Mesa	AZ	MH	51		364	364	98.6%	$6,981
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	100.0%	$7,892
Seyenna Vistas (The Mark)	Mesa	AZ	MH	60	4	407	407	99.8%	$4,723
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.8%	$6,327
Casa del Sol West I	Peoria	AZ	MH	31		245	245	99.2%	$6,663
Carefree Manor	Phoenix	AZ	MH	16		130	130	98.5%	$5,804
Central Park	Phoenix	AZ	MH	37		293	293	99.3%	$7,208
Desert Skies	Phoenix	AZ	MH	24		166	166	98.8%	$6,585
Sunrise Heights	Phoenix	AZ	MH	28		199	199	97.5%	$7,059
Whispering Palms	Phoenix	AZ	MH	15		116	116	99.1%	$5,575
Desert Vista	Salome	AZ	RV	10		125	1	100.0%	$—
Sedona Shadows	Sedona	AZ	MH	48	6	198	198	99.5%	$9,849
Venture In	Show Low	AZ	RV	26		389	270	100.0%	$3,472
Paradise	Sun City	AZ	RV	80		950	758	100.0%	$5,345

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
The Meadows	Tempe	AZ	MH	60		390	390	98.5%	$7,641
Fairview Manor	Tucson	AZ	MH	28		236	236	98.3%	$4,758
Westpark	Wickenburg	AZ	MH	48	7	231	231	93.9%	$6,970
Araby	Yuma	AZ	RV	25		337	303	100.0%	$4,004
Cactus Gardens	Yuma	AZ	RV	43		430	259	100.0%	$2,663
Capri RV	Yuma	AZ	RV	20		303	218	100.0%	$3,607
Desert Paradise	Yuma	AZ	RV	26		260	114	100.0%	$2,745
Foothill	Yuma	AZ	RV	18		180	73	100.0%	$2,690
Mesa Verde	Yuma	AZ	RV	28		345	289	100.0%	$3,442
Suni Sands	Yuma	AZ	RV	34		336	190	100.0%	$3,204
Total Arizona Market				2,061	220	15,724	11,763	96.7%	$5,598

Colorado
Hillcrest Village	Aurora	CO	MH	72		602	602	98.3%	$8,131
Cimarron	Broomfield	CO	MH	50		327	327	97.9%	$7,841
Holiday Village	Co. Springs	CO	MH	38		240	240	94.6%	$7,284
Bear Creek	Sheridan	CO	MH	12		124	124	89.5%	$7,771
Holiday Hills	Denver	CO	MH	99		736	736	89.5%	$8,134
Golden Terrace	Golden	CO	MH	32		263	263	99.2%	$8,382
Golden Terrace South	Golden	CO	MH	15		80	80	90.0%	$7,911
Golden Terrace South RV (g)	Golden	CO	RV	(e)		80	—	—%	$—
Golden Terrace West	Golden	CO	MH	39	7	311	311	91.6%	$8,241
Pueblo Grande	Pueblo	CO	MH	33		252	252	60.7%	$4,728
Woodland Hills	Thornton	CO	MH	55		434	434	93.3%	$8,109
Total Colorado Market				445	7	3,449	3,369	82.2%	$7,797

Northeast
Stonegate Manor	North Windham	CT	MH	114		372	372	95.2%	$5,907
Waterford Estates	Bear	DE	MH	159		731	731	95.1%	$7,579
Whispering Pines	Lewes	DE	MH	67	2	393	393	90.6%	$5,843
Mariners Cove	Millsboro	DE	MH	101		374	374	58.3%	$8,404
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%	$6,772
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%	$6,360
McNicol	Lewes	DE	MH	25		93	93	98.9%	$5,968
Sweetbriar	Millsboro	DE	MH	38		146	146	94.5%	$5,818
The Glen	Rockland	MA	MH	24		36	36	100.0%	$7,884
Gateway to Cape Cod	Rochester	MA	RV	80		194	64	100.0%	$2,579
Hillcrest - MA	Rockland	MA	MH	19		80	80	93.8%	$7,168
Old Chatham RV	South Dennis	MA	RV	47	11	312	263	100.0%	$4,681
Sturbridge	Sturbridge	MA	RV	223		155	94	100.0%	$2,283
Fernwood	Capitol Heights	MD	MH	40		329	329	97.6%	$6,834

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Williams Estates and Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%	$7,613
Mount Desert Narrows	Bar Harbor	ME	RV	90	12	206	7	100.0%	$2,199
Patten Pond	Ellsworth	ME	RV	43	60	137	20	100.0%	$2,267
Moody Beach	Wells	ME	RV	48	16	203	97	100.0%	$3,596
Pinehurst RV Park	Old Orchard Beach	ME	RV	58		550	489	100.0%	$3,865
Narrows Too	Trenton	ME	RV	42		207	6	100.0%	$2,843
Sandy Beach RV	Contoocook	NH	RV	40		190	111	100.0%	$3,658
Pine Acres	Raymond	NH	RV	100		421	287	100.0%	$3,704
Tuxbury Resort	South Hampton	NH	RV	193	100	305	177	100.0%	$3,130
Mays Landing	Mays Landing	NJ	RV	18		168	57	100.0%	$2,596
Echo Farms	Ocean View	NJ	RV	31		237	220	100.0%	$4,304
Lake & Shore	Ocean View	NJ	RV	162		401	276	100.0%	$5,430
Chestnut Lake	Port Republic	NJ	RV	32		185	40	100.0%	$2,692
Sea Pines	Swainton	NJ	RV	75		549	309	100.0%	$4,059
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	86.1%	$6,171
Rondout Valley Resort	Accord	NY	RV	184	94	398	108	100.0%	$3,119
Alpine Lake	Corinth	NY	RV	200	54	500	340	100.0%	$3,461
Lake George Escape	Lake George	NY	RV	178	30	576	59	100.0%	$3,863
The Woodlands	Lockport	NY	MH	225		1,182	1,182	89.6%	$5,713
Greenwood Village	Manorville	NY	MH	79	14	512	512	97.3%	$10,199
Brennan Beach	Pulaski	NY	RV	201		1,377	1,216	100.0%	$2,664
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	46	100.0%	$3,342
Greenbriar Village	Bath	PA	MH	63		319	319	98.7%	$7,571
Sun Valley	Bowmansville	PA	RV	86	3	265	198	100.0%	$3,227
Green Acres	Breinigsville	PA	MH	149		595	595	96.5%	$8,477
Gettysburg Farm	Dover	PA	RV	124		265	81	100.0%	$2,394
Timothy Lake South	East Stroudsburg	PA	RV	65		327	115	100.0%	$2,655
Timothy Lake North	East Stroudsburg	PA	RV	93		323	123	100.0%	$2,473
Circle M	Lancaster	PA	RV	103		380	87	100.0%	$3,516
Hershey Preserve	Lebanon	PA	RV	196	20	297	58	100.0%	$3,267
Robin Hill	Lenhartsville	PA	RV	44		270	151	100.0%	$2,962
PA Dutch County	Manheim	PA	RV	102		269	99	100.0%	$2,258
Spring Gulch	New Holland	PA	RV	114		420	143	100.0%	$4,479
Lil Wolf	Orefield	PA	MH	56		269	269	97.4%	$7,681
Scotrun	Scotrun	PA	RV	63		178	137	100.0%	$2,195
Appalachian	Shartlesville	PA	RV	86	30	358	210	100.0%	$3,022
Mountain View - PA	Walnutport	PA	MH	45		189	189	93.1%	$6,817
Total Northeast Market				4,892	446	18,733	13,647	94.4%	$5,373

Southeast
Hidden Cove	Arley	AL	RV	99	60	79	58	100.0%	$2,732
Diamond Caverns Resort	Park City	KY	RV	714	350	220	12	100.0%	$1,544

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Forest Lake	Advance	NC	RV	306	81	305	170	100.0%	$2,792
Scenic	Asheville	NC	MH	27		203	203	85.7%	$5,663
Waterway RV	Cedar Point	NC	RV	132		336	320	100.0%	$4,268
Twin Lakes	Chocowinity	NC	RV	1,077	400	419	362	100.0%	$3,312
Green Mountain Park	Lenoir	NC	RV	69	3	447	201	100.0%	$1,950
Lake Gaston	Littleton	NC	RV	74		235	187	100.0%	$2,549
Lake Myers RV	Mocksville	NC	RV	50		425	317	100.0%	$2,462
Bogue Pines	Newport	NC	MH	28		150	150	76.7%	$3,588
Whispering Pines	Newport	NC	RV	34		278	349	100.0%	$3,859
Goose Creek	Newport	NC	RV	92	6	735	590	100.0%	$4,375
Carolina Landing	Fair Play	SC	RV	73		192	64	100.0%	$1,906
Inlet Oaks	Murrells Inlet	SC	MH	35		172	172	99.4%	$4,743
The Oaks at Point South	Yemassee	SC	RV	10		93	27	100.0%	$1,864
Natchez Trace	Hohenwald	TN	RV	672	140	531	173	100.0%	$1,394
Cherokee Landing	Saulsbury	TN	RV	254	124	339	4	100.0%	$1,539
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%	$12,758
Harbor View	Colonial Beach	VA	RV	69		146	36	100.0%	$1,518
Lynchburg	Gladys	VA	RV	170	59	222	40	100.0%	$1,355
Chesapeake Bay	Gloucester	VA	RV	282	80	392	148	100.0%	$3,582
Virginia Landing	Quinby	VA	RV	863	178	233	1	100.0%	$998
Regency Lakes	Winchester	VA	MH	165		523	523	96.2%	$6,156
Williamsburg	Williamsburg	VA	RV	65		211	92	100.0%	$2,301
Total Southeast Market				5,442	1,481	7,385	4,698	91.6%	$4,429

Midwest
O'Connell's	Amboy	IL	RV	286	89	725	368	100.0%	$3,319
Pheasant Lake Estates	Beecher	IL	MH	160		613	613	97.4%	$7,353
Pine Country	Belvidere	IL	RV	131	15	126	126	100.0%	$1,942
Willow Lake Estates	Elgin	IL	MH	111		616	616	87.5%	$9,279
Golf Vista Estates	Monee	IL	MH	144	4	408	408	92.2%	$8,036
Indian Lakes	Batesville	IN	RV	545	149	1,000	499	100.0%	$2,156
Horseshoe Lakes	Clinton	IN	RV	289	96	123	95	100.0%	$1,287
Twin Mills RV	Howe	IN	RV	137	5	501	215	100.0%	$2,273
Hoosier Estates	Lebanon	IN	MH	60		288	288	92.4%	$3,863
Lakeside	New Carlisle	IN	RV	13		89	88	100.0%	$2,668
Oak Tree Village	Portage	IN	MH	76		361	361	67.6%	$5,555
North Glen Village	Westfield	IN	MH	88		282	282	80.1%	$4,923
Lake in the Hills	Auburn Hills	MI	MH	51		238	238	92.0%	$6,110
Bear Cave Resort	Buchanan	MI	RV	25	10	136	28	100.0%	$2,290
Saint Claire	Saint Claire	MI	RV	210	100	229	95	100.0%	$1,255
Swan Creek	Ypsilanti	MI	MH	59		294	294	97.3%	$5,890
Cedar Knolls	Apple Valley	MN	MH	93		457	457	83.6%	$7,664

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Cimarron Park	Lake Elmo	MN	MH	230		505	505	63.4%	$7,841
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	82.2%	$4,997
Rosemount Woods	Rosemount	MN	MH	50		182	182	97.3%	$7,306
Buena Vista	Fargo	ND	MH	76		399	399	86.0%	$5,383
Meadow Park	Fargo	ND	MH	17		116	116	85.3%	$4,041
Kenisee Lake	Jefferson	OH	RV	143	50	119	78	100.0%	$1,439
Wilmington	Wilmington	OH	RV	109	41	169	117	100.0%	$1,984
Rainbow Lake Manor	Bristol	WI	MH	99		270	270	97.4%	$7,478
Fremont	Fremont	WI	RV	98	5	325	131	100.0%	$3,018
Yukon Trails	Lyndon Station	WI	RV	150	30	214	136	100.0%	$2,137
Blackhawk	Milton	WI	RV	214		490	345	100.0%	$3,297
Lakeland	Milton	WI	RV	107		682	450	100.0%	$3,985
Westwood Estates	Pleasant Prairie	WI	MH	95		327	327	94.5%	$8,021
Plymouth Rock	Plymouth	WI	RV	133		610	423	100.0%	$2,498
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	197	100.0%	$2,311
Neshonoc Lakeside	West Salem	WI	RV	48		284	177	100.0%	$3,507
Arrowhead	Wisconsin Dells	WI	RV	166	40	377	204	100.0%	$1,983
Total Midwest Market				4,426	634	12,253	9,556	83.7%	$4,865

Nevada, Utah and Idaho
Coach Royale	Boise	ID	MH	12		91	91	76.9%	$5,175
Maple Grove	Boise	ID	MH	38		271	271	81.5%	$5,351
Shenandoah Estates	Boise	ID	MH	24		153	153	96.1%	$6,211
West Meadow Estates	Boise	ID	MH	29		178	178	99.4%	$5,989
Mountain View - NV	Henderson	NV	MH	72		354	354	99.2%	$9,177
Las Vegas	Las Vegas	NV	RV	11		217	3	100.0%	$5,331
Bonanza	Las Vegas	NV	MH	43		353	353	56.4%	$6,671
Boulder Cascade	Las Vegas	NV	MH	39		299	299	75.3%	$6,988
Cabana	Las Vegas	NV	MH	37		263	263	95.1%	$7,418
Flamingo West	Las Vegas	NV	MH	37		258	258	98.4%	$8,417
Villa Borega	Las Vegas	NV	MH	40		293	293	73.7%	$7,332
Westwood Village	Farr West	UT	MH	46		314	314	100.0%	$5,842
All Seasons	Salt Lake City	UT	MH	19		121	121	100.0%	$6,620
St. George (g)	Hurricane	UT	RV	26		123	—	—%	$—
Nevada, Utah and Idaho				473	—	3,288	2,951	87.8%	$6,957

Northwest
Cultus Lake (Canada) (d)	Lindell Beach	BC	RV	15		178	46	100.0%	$3,342
Thousand Trails Bend	Bend	OR	RV	289	100	351	57	100.0%	$2,400
Shadowbrook	Clackamas	OR	MH	21		156	156	99.4%	$8,856
Pacific City	Cloverdale	OR	RV	105		307	48	100.0%	$2,996
Falcon Wood Village	Eugene	OR	MH	23		183	183	99.5%	$7,206
Portland Fairview (c)	Fairview	OR	RV	30		407	286	100.0%	$2,965

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Quail Hollow (d)	Fairview	OR	MH	21		137	137	100.0%	$8,749
South Jetty	Florence	OR	RV	57		204	3	100.0%	$2,038
Seaside Resort	Seaside	OR	RV	80		251	46	100.0%	$3,346
Whaler's Rest Resort	South Beach	OR	RV	39		170	21	100.0%	$3,329
Mt. Hood	Welches	OR	RV	115	30	436	76	100.0%	$5,111
Birch Bay	Blaine	WA	RV	31		246	20	100.0%	$3,288
Mt. Vernon	Bow	WA	RV	311		251	28	100.0%	$3,370
Chehalis	Chehalis	WA	RV	309	85	360	15	100.0%	$2,623
Grandy Creek	Concrete	WA	RV	63		179	1	100.0%	$2,370
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%	$—
La Conner (d)	La Conner	WA	RV	106	5	319	40	100.0%	$3,831
Leavenworth	Leavenworth	WA	RV	255	50	266	23	100.0%	$2,345
Thunderbird Resort	Monroe	WA	RV	45	2	136	23	100.0%	$3,020
Little Diamond	Newport	WA	RV	360	119	520	2	100.0%	$1,873
Oceana Resort	Ocean City	WA	RV	16		84	8	100.0%	$1,906
Crescent Bar Resort	Quincy	WA	RV	14		115	18	100.0%	$2,991
Long Beach	Seaview	WA	RV	17		144	15	100.0%	$1,997
Paradise Resort	Silver Creek	WA	RV	60		214	12	100.0%	$5,345
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%	$10,595
Total Northwest Market				2,503	391	6,052	1,522	99.7%	$6,215

Texas
Alamo Palms	Alamo	TX	RV	58		643	321	100.0%	$4,102
Bay Landing	Bridgeport	TX	RV	443	235	293	67	100.0%	$2,206
Colorado River	Columbus	TX	RV	218	51	132	21	100.0%	$3,308
Victoria Palms	Donna	TX	RV	117		1,122	485	100.0%	$5,283
Lake Texoma	Gordonville	TX	RV	201		301	106	100.0%	$2,807
Sunburst RV Park(Lakewood)	Harlingen	TX	RV	30		301	108	100.0%	$2,320
Paradise Park RV	Harlingen	TX	RV	60		563	294	100.0%	$3,632
Encore RV Park (Sunshine RV)	Harlingen	TX	RV	84		1,027	386	100.0%	$2,922
Tropic Winds	Harlingen	TX	RV	112	74	531	170	100.0%	$3,206
Medina Lake	Lakehills	TX	RV	208	50	387	39	100.0%	$2,813
Encore RV Resort(Paradise South)	Mercedes	TX	RV	49		493	197	100.0%	$2,424
Lake Tawakoni	Point	TX	RV	324	11	293	110	100.0%	$2,237
Fun n Sun RV	San Benito	TX	RV	135	40	1,435	635	100.0%	$3,660
Southern Comfort	Weslaco	TX	RV	40		403	320	100.0%	$3,330

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/16	Total Number of Annual Sites as of 12/31/16	Annual Site Occupancy as of 12/31/16	Annual Rent as of 12/31/16
Sunburst RV Resort (Country Sunshine)	Weslaco	TX	RV	37		390	169	100.0%	$2,548
Lake Whitney	Whitney	TX	RV	403	158	261	38	100.0%	$2,720
Lake Conroe	Willis	TX	RV	129	24	414	187	100.0%	$4,210
Total Texas Market				2,648	643	8,989	3,653	100.0%	$3,539
Grand Total All Markets				38,306	5,280	143,388	102,678	91.6%	$6,193
 _____________________

(a)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

(b)
Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Property acquired in 2016.

(d)	Land is leased by us under a non-cancelable operating lease (see Note 12 to the Consolidated Financial Statements).

(e)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(f)	Property not operated by us from January 1, 2016 to August 15, 2016, as the Property was leased to a third party operator.

(g)	Property does not contain annual Sites.

(h)	Property acreage excludes adjacent vacant land parcel purchased on August 15, 2016 for $2.0 million.

Item 3. Legal Proceedings
The legal proceedings disclosure is incorporated herein by reference from Note 18 to the Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ELS. On February 17, 2017, the reported closing price per share of ELS common stock on the NYSE was $76.50 and there were approximately 291 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2016 and 2015 are set forth in the table below:

	Close	High	Low	Distributions Declared
2016
1st Quarter	$72.73	$73.95	$62.22	$0.4250
2nd Quarter	$80.05	$80.07	$68.35	$0.4250
3rd Quarter	$77.18	$83.19	$76.05	$0.4250
4th Quarter	$72.10	$77.33	$65.87	$0.4250
	Close	High	Low	Distributions Declared
2015
1st Quarter	$54.95	$58.11	$51.57	$0.3750
2nd Quarter	$52.58	$55.74	$51.79	$0.3750
3rd Quarter	$58.57	$59.59	$52.40	$0.3750
4th Quarter	$66.67	$66.89	$57.71	$0.3750
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/16-10/31/16	—	$—	None	None
11/1/16-11/30/16	—	$—	None	None
12/1/16-12/31/16	32,986	$72.10	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2016 through December 31, 2016, 32,986 shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain of our executive officers and directors may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. The Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Total Revenues	$870,435	$821,654	$776,809	$729,048	$684,298
Total Expenses	(685,908)	(675,231)	(644,376)	(653,840)	(622,450)
Equity in income from unconsolidated joint ventures	2,605	4,089	4,578	2,039	1,899
Gain on sale of property (1)	—	—	1,457	—	—
Income from discontinued operations	—	—	—	7,133	6,116
Gain on sale of property, net of taxes	—	—	—	41,525	4,596
Consolidated net income	$187,132	$150,512	$138,468	$125,905	$74,459

Net income available for Common Stockholders	$164,037	$130,145	$118,731	$106,919	$54,779

Comprehensive income attributable to Common Stockholders	$164,339	$129,988	$119,234	$108,443	$54,742

Earnings per Common Share - Basic	$1.93	$1.55	$1.42	$1.29	$0.67

Earnings per Common Share - Fully Diluted	$1.92	$1.54	$1.41	$1.28	$0.66

Distributions declared per Common Share outstanding	$1.70	$1.50	$1.30	$1.00	$0.88

Weighted average Common Shares outstanding - basic	84,778	84,031	83,362	83,018	82,348
Weighted average Common Shares outstanding - fully diluted	92,569	91,907	91,511	91,196	90,862

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,685,336	$4,477,599	$4,387,913	$4,228,106	$4,044,650
Total assets (2)	$3,478,987	$3,400,400	$3,429,225	$3,374,740	$3,379,766
Total mortgage notes and term loan (2)	$2,091,279	$2,126,052	$2,195,133	$2,174,799	$2,252,666
Series C Preferred Stock (3)	$136,144	$136,144	$136,144	$136,144	$136,144
Total Common Equity (4)	$872,399	$788,924	$775,849	$827,061	$788,158

Other Data:
Funds from operations (5)	$302,827	$261,009	$246,588	$191,049	$209,993
Normalized funds from operations (5)	$306,459	$279,052	$253,257	$232,298	$209,688
Total Properties (at end of period)	391	387	384	377	383
Total Sites (at end of period)	146,610	143,938	143,113	139,126	142,679
________________________________

1.
Effective January 1, 2014, we adopted on a prospective basis Accounting Standard Update 2014-08, Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changed the definition of discontinued operations. Under the new guidance the gain on sale of property recognized during the year ended December 31, 2014 did not meet the criteria of discontinued operations and accordingly it is presented as part of our continuing operations.

2.
Effective January 1, 2016 we adopted Accounting Standard Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and Accounting Standard Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, we reclassified deferred financing costs to mortgage notes payable in the amount of $18.9 million, $16.1 million, $16.4 million and $15.6 million as of December 31, 2015, 2014, 2013 and 2012, respectively. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million, $1.0 million, $1.2 million and $1.6 million as of December 31, 2015, 2014, 2013 and 2012, respectively. Also, we reclassified deferred financing costs related to our unsecured line of credit to Escrow deposits, goodwill, and other assets, net in the amount of $3.7 million, $4.7 million, $2.3 million and $3.5 million as of December 31, 2015, 2014, 2013 and 2012, respectively.

3.
In 2012, we issued 54,458 shares of Series C Preferred Stock which are represented by Depositary Shares. We also exchanged 5,445,765 shares of our Series A Preferred Stock for 5,445,765 Depositary Shares, each representing 1/100th of a share of Series C Preferred Stock. Also in 2012, we redeemed the remaining 2,554,235 shares of Series A Preferred Stock.

4.
In 2016, we sold 683,548 shares of our common stock, par value $0.01 per share, under our "at the market" ("ATM") equity offering Program at an average per share sales price of approximately $73.15 for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of December 31, 2016, $75.0 million of common stock remained available for issuance under the ATM equity offering program.

5.
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K for information regarding why we present funds from operations and normalized funds from operations and for a reconciliation of these non-GAAP financial measures to net income available for Common Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2016 Accomplishments

•	Occupancy of manufactured home Sites within our Core Portfolio (as defined below) increased by 597 Sites to 94.0% as of December 31, 2016 compared to 93.1% as of December 31, 2015.

•	RV Revenue within our Core Portfolio increased by 5.9% as compared to 2015.

•	New home sales volume increased by 179 homes, or 37.4% as compared to 2015.

•	Closed on the acquisition of three RV resorts and one MH community for a total purchase price of approximately $120.5 million.

•	Raised our annual dividend to $1.70 per share in 2016, an increase of 13.3% compared to $1.50 per share in 2015.

•	Sold 683,548 shares for gross proceeds of $50.0 million through our at-the-market ("ATM") equity offering program.

•
Closed on approximately $88.1 million of refinancing proceeds on six Properties and paid maturing debt of approximately $41.8 million. After closing on these loans, our current debt balance has a weighted average maturity of 10.1 years and approximately 32.0% of our outstanding secured debt is fully amortizing.

Overview and Outlook
Occupancy in our Properties, as well as our ability to increase rental rates, directly affects revenues. Our revenue streams are predominantly derived from customers renting our Sites on a long-term basis.
Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 104,700 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income. The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2016
Community Sites	71,000
Resort Sites:
Annual	26,600
Seasonal	11,200
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,200
146,600
 _____________________

(1)	Includes approximately 5,700 Sites rented on an annual basis.

(2)	Includes approximately: 2,300 annual Sites, 400 seasonal Sites and 500 transient Sites.
For the periods presented, our Core Portfolio ("Core Portfolio") consists of our Properties owned and operated during the entire period. This measure is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations, which are included in income from property operations, excluding deferrals and property management. For the year ended December 31, 2016, property operating revenues in our Core Portfolio, excluding deferrals, were up 4.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 3.2%, resulting in an increase in our Core Portfolio net operating income before deferrals and property management of 5.7%.
Our Core Portfolio occupancy consists of occupied home sites in our MH communities. Our Core Portfolio average occupancy was 93.5% for the year ended December 31, 2016, compared to 92.6% for the year ended December 31, 2015. Our historical high was 94.6% in 2000. In the years following the disruption in the site-built housing market, our home sales business was negatively affected by our customers' inability to sell their existing site-built homes and relocate to their retirement destination. As a result, we focused on home rental rather than sales as our primary source of occupancy upon turnover. At its peak, in 2013, rental occupancy represented almost 10.0% of our Core Portfolio occupancy. In recent years we have focused on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. As of December 31, 2016, we increased occupancy of manufactured homes within our Core Portfolio by 597 sites with an increase in homeowner occupancy of

Management's Discussion (continued)

814 sites compared to occupancy at December 31, 2015. By comparison, as of December 31, 2015, our Core Portfolio occupancy increased by 473 sites with an increase in homeowner occupancy of 749 sites compared to occupancy at December 31, 2014.
As of December 31, 2016, we had 4,750 occupied rental homes, which represents 7.2% of our occupancy in our manufactured home communities. For the years ended December 31, 2016 and 2015, home rental program net operating income was approximately $32.3 million and $32.8 million, respectively, net of rental asset depreciation expense of approximately $10.7 million for each of the comparative periods. Approximately $35.7 million and $36.6 million of home rental operations revenue was included in community base rental income for the years ended December 31, 2016 and 2015, respectively (see the Rental Operations tables in the sections below for additional detail regarding our rental activity). We believe at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and expect to continue to invest in additional units.
Approximately one third of our rental agreements on MH community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. Approximately one half of those rental agreements have a CPI floor of approximately 3.0%.
State and local rent control regulations affect 27 Properties, including 19 of our 49 California Properties, all of our seven Delaware Properties and one of our five Massachusetts Properties. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI, which may be national, regional or local, depending on the rent control ordinance. The limit on rent increases may range from 60.0% to 100.0% of CPI with certain maximum limits depending on the jurisdiction.
We continue to see population growth in our key markets, increased access to distribution channels for our products and a renewed willingness by our customers to commit to us for longer periods of time. We place homes in communities where we believe we can successfully sell homes. At these communities we have been successful at increasing home ownership and we continue to allocate capital to home purchases based on our assessment of market conditions. New home sales in our Core Portfolio increased 37.4% over the prior year. The recent new home sales have been primarily in our California, Colorado and Florida communities (see the Home Sales Operations tables in the sections below for additional detail regarding our home sales activity).
In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure of a lien, or abandonment. We have seen a decrease in the number of homes coming back to us, which we believe generally means that our residents have the opportunity to resell their homes. While we continue to focus on selling homes, we continue to evaluate rental units, and based on market conditions, we expect to invest in additional new homes for customer rentals.
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
In the manufactured housing industry, chattel financing options available today include community owner funded programs or third party lender programs that provide subsidized financing to customers and require the community owner to guarantee losses upon customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
In our RV portfolio, we offer a variety of products that provide our customers the opportunity to place their housing unit, which may include RVs or resort cottages, either permanently or on a long-term or short-term basis at our Properties. We are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to experience growth in our annual revenues in our Core RV portfolio as a result of our ability to increase rental rates and occupancy. Our 2016 Core Portfolio annual revenues were 5.7% higher than in 2015. Seasonal revenues and transient revenues increased 3.1% and 8.5%, respectively, over the prior year.
We also offer low-cost membership products in our RV business that focus on the installed base of approximately nine million RV owners. We offer a Thousand Trails Camping Pass ("TTC") (formerly Zone Park Pass), a right-to-use contract, which can be purchased for one to five geographic areas of the United States and requires an annual payment of $545. A single zone TTC requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since the introduction of low-cost membership products, we have entered into approximately 64,800 TTCs. Our renewal rate for these memberships is approximately 31.2%.
We have a program with RV dealers to provide the dealer with a TTC membership to give to their customers in connection with the purchase of an RV. No cash is received from the member during the first year of membership for memberships activated through the RV dealer program. Since inception, we have activated approximately 46,200 TTCs through the RV dealer program. Our renewal rate for these RV dealer memberships in 2016 is approximately 15.9%.

Management's Discussion (continued)

The table below provides additional details regarding our TTCs for the past five years:

	Years Ended December 31,
	2012	2013	2014	2015	2016
TTC Origination	10,198	15,607	18,187	25,544	29,576
TTC Sales	8,909	9,289	10,014	11,877	12,856
RV Dealer TTC Activations	1,289	6,318	8,173	13,667	16,720
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We offer financing for the nonrefundable upfront payment to eligible customers.
We believe our RV customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed with us for more than ten years and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base and we have also been successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their experiences at our resorts. 2016 is the third full year of enhanced marketing campaigns to drive traffic to our properties and websites. In that time period, we have tripled our social media fan base to the current level of 340,000. Our annual online visitors have doubled, and we have tripled our RV reservations booked online.
Property Acquisitions, Joint Ventures and Dispositions
The following chart lists the Properties or portfolios acquired, invested in, or sold during the period January 1, 2015 through December 31, 2016.

Property	Transaction Date	Sites

Total Sites as of January 1, 2015		143,113
Acquisitions Properties:
Bogue Pines	February 9, 2015	150
Whispering Pines	February 9, 2015	278
Miami Everglades	June 26, 2015	303
Rose Bay	January 27, 2016	303
Portland Fairview	May 26, 2016	407
Forest Lakes Estates	June 15, 2016	1,168
Riverside RV	October 13, 2016	499
Expansion Site Development and other:
Sites added (reconfigured) in 2015		94
Sites added (reconfigured) in 2016		295
Total Sites as of December 31, 2016		146,610

Our gross investment in real estate has increased approximately $207.7 million to $4,685.3 million as of December 31, 2016 from $4,477.6 million as of December 31, 2015 primarily due to increased capital expenditures as well as the acquisition of four Properties: Rose Bay RV Resort, Portland Fairview, Forest Lakes Estates and Riverside RV.

Management's Discussion (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding five Properties owned through Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	53,834	124	37.6%	41.6%
Northeast	18,733	51	13.1%	11.5%
Arizona	15,724	40	11.0%	9.9%
California	13,681	46	9.5%	14.4%
Midwest	12,253	34	8.5%	7.0%
Texas	8,989	17	6.2%	2.8%
Southeast	7,385	24	5.2%	3.6%
Northwest	6,052	25	4.2%	3.3%
Colorado	3,449	11	2.4%	3.2%
Other	3,288	14	2.3%	2.7%
Total	143,388	386	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $12.3 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

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

If we fail to qualify as a REIT and are unable to correct such failure we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Recent U.S. Federal Income Tax Legislation

On December 18, 2015, the Consolidated Appropriations Act, 2016 was enacted; an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the "PATH Act").  The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more taxable REIT Subsidiaries ("TRSs") is reduced from 25% to 20%.

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
The following table reconciles Income from property operations to Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	Total Portfolio
	December 31, 2016	December 31, 2015	December 31, 2014
Income from property operations	$430,011	$402,446	$376,633
(Loss) Income from home sales operations and other	(846)	1,829	3,179
Total other income and expenses, net	(244,638)	(257,852)	(247,379)
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	$184,527	$146,423	$132,433

Results of Operations
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and the total portfolio for the years ended December 31, 2016 and 2015 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the years ended December 31, 2016 and December 31, 2015 includes all Properties acquired prior to December 31, 2014 and which we have owned and operated continuously since January 1, 2015. Core Portfolio growth percentages exclude the impact of U.S. GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

Management's Discussion (continued)

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Community base rental income	$461,892	$441,642	$20,250	4.6%	$464,745	$442,046	$22,699	5.1%
Rental home income	14,107	14,007	100	0.7%	14,107	14,012	95	0.7%
Resort base rental income	194,204	183,394	10,810	5.9%	201,533	184,760	16,773	9.1%
Right-to-use annual payments	45,035	44,443	592	1.3%	45,035	44,443	592	1.3%
Right-to-use contracts current period, gross	12,327	12,783	(456)	(3.6)%	12,327	12,783	(456)	(3.6)%
Utility and other income	80,484	75,959	4,525	6.0%	81,427	76,153	5,274	6.9%
Property operating revenues, excluding deferrals	808,049	772,228	35,821	4.6%	819,174	774,197	44,977	5.8%

Property operating and maintenance	263,677	253,639	10,038	4.0%	268,249	254,668	13,581	5.3%
Rental home operating and maintenance	6,882	7,167	(285)	(4.0)%	6,883	7,167	(284)	(4.0)%
Real estate taxes	52,029	50,894	1,135	2.2%	53,036	50,962	2,074	4.1%
Sales and marketing, gross	11,056	11,750	(694)	(5.9)%	11,056	11,751	(695)	(5.9)%
Property operating expenses, excluding deferrals and Property management	333,644	323,450	10,194	3.2%	339,224	324,548	14,676	4.5%
Income from property operations, excluding deferrals and Property management (1)	474,405	448,778	25,627	5.7%	479,950	449,649	30,301	6.7%
Property management	47,081	44,527	2,554	5.7%	47,083	44,528	2,555	5.7%
Income from property operations, excluding deferrals (1)	427,324	404,251	23,073	5.7%	432,867	405,121	27,746	6.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,856	2,675	181	6.8%	2,856	2,675	181	6.8%
Income from property operations (1)	$424,468	$401,576	$22,892	5.7%	$430,011	$402,446	$27,565	6.8%
__________________________
(1)     Non-GAAP measure.
The increase in total portfolio Income from property operations is primarily due to increases in both Core and Non-Core community base rental income, resort base rental income, as well as increased utility and other income. The increase in Property operating revenues, excluding deferrals, is partially offset by increases in Property operating and maintenance expense and real estate taxes.
The 4.6% increase in Core Portfolio community base rental income primarily reflects a 3.7% growth from rate increases and a 0.9% growth from occupancy gains. The average monthly base rent per site in our Core portfolio increased to approximately $590 in 2016 from approximately $569 in 2015. The average occupancy for the Core Portfolio increased to 93.5% in 2016 from 92.6% in 2015.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Annual	$121,103	$114,565	$6,538	5.7%	$124,308	$115,314	$8,994	7.8%
Seasonal	29,589	28,709	880	3.1%	31,510	28,998	2,512	8.7%
Transient	43,512	40,120	3,392	8.5%	45,715	40,448	5,267	13.0%
Resort base rental income	$194,204	$183,394	$10,810	5.9%	$201,533	$184,760	$16,773	9.1%
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of a lower number of upgrade sales by our third party sales agent. During the year ended December 31, 2016, there were 2,477 upgrade sales with an average price per sale of $4,978. This compares to 2,687 upgrade sales with an average price per sale of $4,745 for the year ended December 31, 2015.
The increase in Property operating and maintenance expenses was primarily driven by increased repairs and maintenance, Property payroll and utility expense. The increase in repairs and maintenance is largely due to extraordinary repairs and maintenance, specifically storm debris clean-up costs and a marina fire. Additionally, repairs and maintenance increased due to excess water hauling due to significant rainfall in the South region. The increase in Property payroll is driven by annual salary increases, while the increase in utility expense is primarily driven by increases in sewer, water and trash expenses at certain Properties, and is offset by the increase in utility recoveries reflected in utility and other income.

Management's Discussion (continued)

Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2016 and 2015 (amounts in thousands, except home sales volumes).

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$26,074	$17,674	$8,400	47.5%
Cost of new home sales (1)	(26,028)	(16,678)	(9,350)	(56.1)%
Gross profit from new home sales	46	996	(950)	(95.4)%

Gross revenues from used home sales	11,117	15,476	(4,359)	(28.2)%
Cost of used home sales	(11,428)	(15,601)	4,173	26.7%
Loss from used home sales	(311)	(125)	(186)	148.8%

Brokered resale revenues and ancillary services revenues, net	2,994	4,149	(1,155)	(27.8)%
Home selling expenses	(3,575)	(3,191)	(384)	(12.0)%
(Loss) Income from home sales operations and other	$(846)	$1,829	$(2,675)	(146.3)%
Home sales volumes:
New home sales (2)	658	479	179	37.4%
New Home Sales Volume - ECHO JV	208	178	30	16.9%
Used home sales	1,266	1,489	(223)	(15.0)%
Brokered home resales	792	884	(92)	(10.4)%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales from our ECHO JV for the years ended December 31, 2016 and 2015, respectively.
The decrease in income from home sales operations and other is primarily due to a change in the home sales mix, increased home selling expenses and a decrease in ancillary services income.
Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2016 and 2015 (amounts in thousands, except rental unit volumes).

	2016	2015	Variance	% Change

New Home	$25,267	$22,801	$2,466	10.8%
Used Home	24,578	27,826	(3,248)	(11.7)%
Rental operations revenue (1)	49,845	50,627	(782)	(1.5)%
Rental home operating and maintenance	(6,883)	(7,167)	284	4.0%
Income from rental operations	42,962	43,460	(498)	(1.1)%
Depreciation on rental homes (2)	(10,664)	(10,675)	11	0.1%
Income from rental operations, net of depreciation	$32,298	$32,785	$(487)	(1.5)%

Gross investment in new manufactured home rental units (3)	$126,455	$111,814	$14,641	13.1%
Gross investment in used manufactured home rental units	$51,467	$57,427	$(5,960)	(10.4)%

Net investment in new manufactured home rental units	$99,322	$89,682	$9,640	10.7%
Net investment in used manufactured home rental units	$24,428	$36,052	$(11,624)	(32.2)%

Number of occupied rentals – new, end of period (4)	2,375	2,170	205	9.4%
Number of occupied rentals—used, end of period	2,375	2,797	(422)	(15.1)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $35.7 million and $36.6 million for the years ended December 31, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million and $10.4 million at December 31, 2016, and 2015, respectively.

(4)	Includes 183 and 100 homes rented through our ECHO JV in 2016 and 2015, respectively.

Management's Discussion (continued)

The decrease in income from rental operations, net of depreciation is primarily due to a decrease in the number of used occupied rental units. As of December 31, 2016 the used occupancy decrease is partially offset by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2016 and 2015 (amounts in thousands).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(117,400)	$(113,609)	$(3,791)	(3.3)%
Amortization of in-place leases	(3,373)	(2,358)	(1,015)	(43.0)%
Interest income	6,845	7,030	(185)	(2.6)%
Income from other investments, net	7,310	7,359	(49)	(0.7)%
General and administrative (excluding transaction costs)	(29,787)	(29,514)	(273)	(0.9)%
Transaction costs	(1,217)	(1,130)	(87)	(7.7)%
Property rights initiatives and other, net	(4,986)	(2,986)	(2,000)	(67.0)%
Early debt retirement	—	(16,913)	16,913	100.0%
Interest and related amortization	(102,030)	(105,731)	3,701	3.5%
Total other income and expenses, net	$(244,638)	$(257,852)	$13,214	5.1%

At December 31, 2016, other expenses decreased $13.2 million as compared to December 31, 2015. The variance from prior year is driven by approximately $17.0 million of early debt retirement fees associated with defeasance and prepayment activity during the first quarter of 2015 (see Note 8 to the Consolidated Financial Statements for additional detail regarding our first quarter of 2015 defeasance and refinancing activity). Additionally, interest and related amortization decreased compared to the prior year due to the decrease in secured debt related to refinancing and payment activity as well as lower weighted average interest rates.

These decreases are partially offset by increases in depreciation on real estate and rental homes and property rights initiatives and other, net. These expenses increased due to higher capital expenditures, 2016 acquisitions properties (see Note 5 to the Consolidated Financial Statements for additional detail regarding our recent acquisition activity) as well as $2.4 million related to resolution of the California lawsuits (see Note 18 to the Consolidated Financial Statements for additional detail regarding these matters).

Management's Discussion (continued)

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
__________________________
(1)     Non-GAAP measure.
The increase in total portfolio Income from property operations was primarily due to increases in Core community base rental income, Core resort base rental income, the contribution from property operations related to the 2014 and 2015 acquisitions as well as increased utility and other income. The increase was partially offset by an overall increase in expenses, with the most significant relating to payroll, repair and maintenance, and property taxes.
The 3.5% increase in Core Portfolio community base rental income primarily reflected a 2.9% growth from rate increases and a 0.6% growth from occupancy gains. The average monthly base rent per site increased to approximately $569 in 2015 from approximately $553 in 2014. The average occupancy increased to 92.6% in 2015 from 92.2% in 2014.
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
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of a lower number of upgrade sales by our third party sales agent. During the year ending December 31, 2015, there were 2,687 upgrade sales with an average price per sale of $4,745. This compares to 2,978 upgrade sales with an average price per sale of $4,665 for the year ended December 31, 2014.

Management's Discussion (continued)

The increase in Property operating and maintenance expenses was primarily driven by increased Property payroll and repairs and maintenance expenses. The increase in Property payroll was primarily driven by increased overtime and additional employees in the the current year as well as annual salary increases, while the increase in repair and maintenance was largely due to certain storm events in Texas, California, and North Carolina, higher cabin rental maintenance, and an overall increase in general maintenance supplies expenses.
Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except home sales volumes).

	2015	2014	Variance	% Change
Gross revenues from new home sales (1)	$17,674	$13,584	$4,090	30.1%
Cost of new home sales (1)	(16,678)	(11,444)	(5,234)	(45.7)%
Gross profit from new home sales	996	2,140	(1,144)	(53.5)%

Gross revenues from used home sales	15,476	14,834	642	4.3%
Cost of used home sales	(15,601)	(15,303)	(298)	(1.9)%
Gross (loss) profit from used home sales	(125)	(469)	344	(73.3)%

Brokered resale revenues and ancillary services revenues, net	4,149	3,850	299	7.8%
Home selling expenses	(3,191)	(2,342)	(849)	(36.3)%
Income from home sales operations and other	$1,829	$3,179	$(1,350)	(42.5)%
Home sales volumes:
Total new home sales(2)	479	336	143	42.6%
New Home Sales Volume - ECHO JV	178	136	42	30.9%
Used home sales	1,489	1,526	(37)	(2.4)%
Brokered home resales	884	936	(52)	(5.6)%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes 26 home sales through our ECHO JV for the years ended December 31, 2015 and 2014, respectively. .
The decrease in income from home sales operations and other was primarily due to lower gross profits from new home sales due to a decrease in sales in the California region where Properties are fully occupied. Increased home selling expenses also contributed to the overall decrease, offset by increased income from ancillary services, which include retail sales at various Properties.

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

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	The new home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $10.4 million and $6.3 million at December 31, 2015 and 2014, respectively.

(4)	Includes 100 and 33 homes rented through our ECHO JV in 2015 and 2014, respectively.
The decrease in income from rental operations, net of depreciation was primarily due to a decrease in the number of occupied used rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2015 and 2014 (amounts in thousands).

	2015	2014	Variance	% Change
Depreciation on real estate and rental homes	$(113,609)	$(111,065)	$(2,544)	(2.3)%
Amortization of in-place leases	(2,358)	(3,999)	1,641	41.0%
Interest income	7,030	8,347	(1,317)	(15.8)%
Income from other investments, net	7,359	7,053	306	4.3%
General and administrative (excluding transaction costs)	(29,514)	(25,763)	(3,751)	(14.6)%
Transaction costs	(1,130)	(1,647)	517	31.4%
Property rights initiatives and other	(2,986)	(2,923)	(63)	(2.2)%
Early debt retirement	(16,913)	(5,087)	(11,826)	(232.5)%
Interest and related amortization	(105,731)	(112,295)	6,564	5.8%
Total other income and expenses, net	$(257,852)	$(247,379)	$(10,473)	(4.2)%

Depreciation on real estate and rental homes increased primarily due to increased capital expenditures and the acquisitions that occurred during the second half of 2014 and the first half of 2015 (see Note 5 to the Consolidated Financial Statements for additional detail regarding our acquisition activity).

General and administrative expenses increased primarily due to the 2015 restricted stock awards, increased legal fees as well as an increase in insurance expense (see Note 14 to the Consolidated Financial Statements for additional detail regarding our stock-based compensation plan).

Management's Discussion (continued)

Early debt retirement expenses increased as a result of the defeasance and prepayment activity that occurred during the first quarter of 2015, this compares to the $5.1 million fee associated with the early debt retirement of the loan secured by our Colony Cove community incurred in 2014 (see Note 8 to the Consolidated Financial Statements for additional detail regarding our first quarter defeasance and refinancing activity).
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
On May 4, 2015, we extended our at the market ("ATM") equity offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. For the year ended December 31, 2016, we sold 683,548 shares of our common stock under the ATM equity offering program for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of December 31, 2016, $75.0 million of common stock remained available for issuance under the ATM equity offering program. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 114.5 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe we currently have sufficient liquidity, in the form of $51.1 million in available cash, net of restricted cash, as of December 31, 2016 and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions (see Note 8 to the Consolidated Financial Statements).
We expect to meet our short-term liquidity requirements, including distributions for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. We expect to satisfy our 2017 maturities with existing cash, anticipated operating cash flow and/or refinancing proceeds.
During the year ended December 31, 2016, we closed on loans with gross proceeds of $88.1 million. The loans have a weighted average maturity of 23 years and carry a weighted average interest rate of 4.01% per annum and were secured by four manufactured home properties and two RV resorts. We also paid off five maturing mortgage loans of approximately $41.8 million, with a weighted average interest rate of 5.85% per annum, secured by three manufactured home properties and two RV resorts.
In connection with the acquisition completed in June 2016, we assumed approximately $22.6 million of mortgage debt secured by the Forest Lake Estates manufactured home community with a stated interest rate of 4.51% per annum, which is set to mature in 2038.

Management's Discussion (continued)

The table below summarizes cash flow activity for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands).

	For the years ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$353,348	$352,882	$285,745
Net cash used in investing activities	(218,822)	(120,707)	(127,885)
Net cash used in financing activities	(158,444)	(225,631)	(142,573)
Net (decrease) increase in cash and cash equivalents	$(23,918)	$6,544	$15,287
Operating Activities
Net cash provided by operating activities increased $0.4 million to $353.3 million for the year ended December 31, 2016 from $352.9 million for the year ended December 31, 2015. The overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $27.6 million and an increase of $4.7 million in Accrued expenses and accounts payable, offset by a decrease in Escrow deposits, goodwill and other assets of $20.4 million and a decrease of $4.4 million in Rents received in advance and security deposits. Net cash provided by operating activities increased $67.2 million to $352.9 million for the year ended December 31, 2015 from $285.7 million for the year ended December 31, 2014. The overall increase in net cash provided by operating activities is primarily due to an increase in Income from property operations of $25.8 million, an increase in Escrow deposits, goodwill and other assets of $21.9 million, and an increase of $10.9 million in Accrued expenses and accounts payable.
Investing Activities
Net cash used in investing activities was $218.8 million for the year ended December 31, 2016 compared to $120.7 million for the year ended December 31, 2015. Significant components of net cash used in investing activities include:

•
We paid approximately $98.4 million (net of mortgage debt assumed of $22.6 million) in 2016 to acquire Rose Bay RV Resort, Portland Fairview, Forest Lakes Estates and Riverside RV, which resulted in an additional 1,483 RV Sites and 894 manufactured home Sites, as well as vacant land in Florida for $2.0 million. We paid approximately $23.7 million in 2015 to acquire the Bogue Pines manufactured home property, Whispering Pines RV Resort, and Miami Everglades RV Resort, which resulted in an additional 731 Sites (see Note 5 to the Consolidated Financial Statements for a description of our recent acquisitions).

•
We contributed approximately $5.0 million to the ECHO JV in 2016 compared to the $4.0 million we contributed in 2015. Additionally, during the years ended 2016 and 2015, we received $5.9 million and $3.7 million, respectively, in distributions from various joint ventures. Approximately $1.4 million, of the distributions made to us for the year ended December 31, 2015, using proceeds generated by refinancing transactions, exceeded our basis in our joint venture and, as such, were recorded as income (see Note 6 to the Consolidated Financial Statements for a description of our joint ventures).

•
We received approximately $10.2 million of repayments on notes receivable in 2016 compared to $10.5 million in 2015 partially offset by new notes receivable of $10.3 million in 2016 compared to $9.8 million in 2015.

•	We paid approximately $119.4 million and $93.8 million for capital improvements for the years ended December 31, 2016 and 2015, respectively (see Capital Improvements table below).

Management's Discussion (continued)

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands).

	For the years ended December 31,(1)
	2016	2015	2014
Recurring Capital Expenditures (2)	$37,709	$36,780	$24,877
Property upgrades and site development	19,244	13,677	9,219
New home investments (3) (4)	56,651	35,420	17,629
Used home investments (4)	4,961	7,010	10,119
Total Property	118,565	92,887	61,844
Corporate	872	912	1,877
Total Capital improvements	$119,437	$93,799	$63,721
__________________________________________________

(1)
Excludes non-cash activity of approximately $0.7 million, $0.9 million and $1.4 million of used homes acquired by repossessions of Chattel Loans collateral for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Excludes new home investments associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $158.4 million for the year ended December 31, 2016 compared to net cash used in financing activities of $225.6 million for the year ended December 31, 2015. Significant components of net cash used in financing activities include:

•
We received $88.1 million in financing proceeds in 2016 compared to $395.3 million in financing proceeds in 2015 (see Note 8 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We paid approximately $39.6 million of amortizing principal debt, approximately $103.1 million of maturing mortgages and loan refinancing activity and paid approximately $1.4 million in debt issuance costs in 2016. This compares to approximately $37.4 million of amortizing principal debt, approximately $48.7 million of maturing mortgages, defeased approximately $370.2 million of debt and paid approximately $24.1 million in debt issuance and defeasance costs as well as early debt retirement costs in 2015 (see Note 8 to the Consolidated Financial Statements for a description of our borrowing arrangements).

•
We sold 683,548 shares of our common stock under the ATM equity offering program for gross cash proceeds of approximately $50.0 million before expenses during the year ended December 31, 2016 (see Note 4 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $161.2 million in 2016 to common stockholders, common OP Unitholders and preferred stockholders and paid approximately $1.1 million for offering costs and other expenses, offset by proceeds received of approximately $12.6 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 4 to the Consolidated Financial Statements for a description of our equity transactions).

•
We made distributions of approximately $141.8 million in 2015 to common stockholders, common OP Unitholders and preferred stockholders and paid approximately $0.5 million for offering costs and other expenses, offset by proceeds received of approximately $4.9 million from the exercise of stock options and the sale of shares through our employee stock purchase plan (see Note 4 to the Consolidated Financial Statements for a description of our equity transactions).

Management's Discussion (continued)

Contractual Obligations
As of December 31, 2016, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2017	2018	2019	2020	2021	Thereafter
Long Term Borrowings (1)	$2,104,755	$77,668	$233,336	$234,820	$351,984	$211,540	$995,407
Interest Expense (2)	649,593	96,945	87,573	72,751	57,382	49,489	285,453
Operating Lease	10,525	2,171	2,221	2,062	2,011	1,711	349
LOC Maintenance Fee (3)	1,251	811	440	—	—	—	—
Ground Lease (4)	17,019	1,985	1,980	1,983	1,984	1,987	7,100
Total Contractual Obligations	$2,783,143	$179,580	$325,550	$311,616	$413,361	$264,727	$1,288,309
Weighted average interest rates - Long Term Borrowings	4.41%	4.69%	4.60%	4.40%	4.49%	4.39%	4.25%
 _____________________

(1)	Balance excludes note premiums of $5.5 million and unamortized deferred financing costs of $18.9 million. Balances include debt maturing and scheduled periodic payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of December 31, 2016.

(3)	As of December 31, 2016, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

(4)
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2017 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.

(5)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2016, approximately 32.0% of our outstanding secured debt is fully amortizing.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 2 of the notes to the Consolidated Financial Statements for a summary of our significant accounting policies).
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
Revenue Recognition and Allowance for Doubtful Accounts
In conjunction with the acquisition of the Thousand Trails business, we account for the entry of right-to-use contracts in accordance with the Codification Topic "Revenue Recognition" ("FASB ASC 605") based on correspondence with the Office of the Chief Accountant at the SEC. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group

Management's Discussion (continued)

of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront nonrefundable payments over the estimated customer life. For 2016, the customer life was estimated to be 40 years and was based upon our experience operating the membership platform since 2008. For example, we have currently estimated that 6.7% of customers who enter a new right-to-use contract will terminate their contract after the fifth year. Therefore, the upfront nonrefundable payments from 6.7% of the upgrade contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 6.7% of our customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. We continue to monitor customer lives based on historical attrition rates and changes in revenue recognized may occur in the future due to changes in customer behavior.
We evaluate all amounts receivable from customers and an allowance is established based on our assessment of collectibility for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.4 million and $4.5 million as of December 31, 2016 and 2015, respectively. We will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
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
Inflation
Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, our resort Properties are not generally subject to leases and rents are established for these Sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 28.0% of our dues are frozen.
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
The following table presents a calculation of FFO and Normalized FFO available for Common Stockholders for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Computation of funds from operations:
Net income available for Common Stockholders	$164,037	$130,145	$118,731
Income allocated to common OP Units	13,869	11,141	10,463
Right-to-use contract upfront payments, deferred, net	3,079	4,231	5,501
Right-to-use contract commissions, deferred, net	(223)	(1,556)	(2,617)
Depreciation on real estate assets	106,736	102,934	100,159
Depreciation on rental homes	10,664	10,675	10,906
Amortization of in-place leases	3,373	2,358	3,999
Depreciation on unconsolidated joint ventures	1,292	1,081	903
Gain on sale of property	—	—	(1,457)
FFO available for Common Stockholders	$302,827	$261,009	$246,588
Change in fair value of contingent consideration asset	—	—	(65)
Transaction costs	1,217	1,130	1,647
Early debt retirement	—	16,913	5,087
Litigation Settlement, net	2,415	—	—
Normalized FFO available for Common Stockholders	$306,459	$279,052	$253,257
Weighted average common shares outstanding—fully diluted	92,569	91,907	91,511

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face related to our long-term indebtedness is the ability to refinance maturing mortgages. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2017 to 2041. At December 31, 2016, approximately 100.0% or approximately $1.9 billion of our outstanding secured debt had fixed interest rates with scheduled maturities from 2017 to 2041, which minimizes the market risk until the debt matures. In addition, approximately 32.0% of our outstanding secured debt is fully amortizing further reducing the market risk. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $196.9 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $219.7 million. If interest rates were to increase or decrease by 1.0%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of December 31, 2016, $34.3 million, including note premiums of approximately $0.1 million, of our outstanding secured debt was short-term. Our $200.0 million unsecured Term Loan has variable rates based on LIBOR plus 1.35% to 1.95% per annum. However, the 2014 Swap fixes the underlying LIBOR rate at 1.04% per annum for the first three years (see Note 8 to the Consolidated Financial Statements for definitions of Term Loan and 2014 Swap).

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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic "Revenue Recognition";

•	the outcome of pending or future lawsuits or actions brought against us, including those disclosed in our filings with the Securities and Exchange Commission; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

Item 8. Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), maintain a system of disclosure controls and procedures, designed to provide reasonable assurance that information we are required to disclose in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that we will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2016.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
None

PART III
Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2017 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 are as follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	425,600	20.50	—
Equity compensation plans approved by security holders (2)	7,550	74.53	3,264,054
Equity compensation plans not approved by security holders (3)	N/A	N/A	463,303
Total	433,150	21.44	3,727,357
_________________________________

(1)	Represents shares of common stock under our Stock Option and Award Plan adopted in December 1992, prior to its expiration.

(2)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").

(3)
Represents shares of common stock under our Employee Stock Purchase Plan effective July 1997, as amended and restated in May 2016. Under the Employee Stock Purchase Plan, eligible employees may make contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K "Security Ownership of Certain Beneficial Owners and Management" required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2015 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.
Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2017 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

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

3.1(e)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(f)	Second Amended and Restated Bylaws effective August 8, 2007

3.3(j)	Articles Supplementary designating our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

3.4(k)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

4.1(h)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2(i)	Form of Depositary Agreement, among us, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares

4.3(j)	Specimen Stock Certificate Evidencing our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.4(j)	Specimen Receipt Evidencing the Depositary Shares

10.1(a)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(c)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(l)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(b)	Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.5(m)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.6(d)	Amended and Restated Equity Lifestyle Properites, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.7(d)	Form of Indemnification Agreement

10.8(g)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.9(o)
Amended, Restated and Consolidated Credit Agreement, dated July 17, 2014, by and among Equity Lifestyle
Properties, Inc. MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein dated July 17, 2014

10.10(o)	Amended, Restated and Consolidated Guaranty dated July 17, 2014 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, N.A dated July 17, 2014

10.11(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and RBC Capital Markets, LLC

10.12(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.13(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.14(q)	Equity Distribution Agreement, dated May 4, 2015, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.15(n)	Form of Restricted Share Award Agreement for the Plan

10.16(n)	Form of Option Award Agreement for the Plan

12(s)	Computation of Ratio of Earnings to Fixed Charges

14(p)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated November 5, 2014

21(s)	Subsidiaries of the registrant

23(s)	Consent of Independent Registered Public Accounting Firm

24.1(s)	Power of Attorney for Philip C. Calian dated February 21, 2017

24.2(s)	Power of Attorney for David J. Contis dated February 21, 2017

24.3(s)	Power of Attorney for Thomas E. Dobrowski dated February 21, 2017

24.4(s)	Power of Attorney for Thomas P. Heneghan dated February 21, 2017

24.5(s)	Power of Attorney for Tao Huang dated February 21, 2017

24.6(s)	Power of Attorney for Sheli Z. Rosenberg dated February 21, 2017

24.7(s)	Power of Attorney for Howard Walker dated February 21, 2017

24.8(s)	Power of Attorney for Matthew Williams dated February 21, 2017

24.9(s)	Power of Attorney for William Young dated February 21, 2017

24.10(s)	Power of Attorney for Samuel Zell dated February 21, 2017

31.1(s)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(s)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(s)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(s)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(s)
The following materials from Equity LifeStyle Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(b)	Included as Exhibit A to our definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(c)	Included as an exhibit to our Report on Form 10-K dated December 31, 2005

(d)	Included as an exhibit to our Report on Form 10-Q dated June 30, 2016

(e)	Included as an exhibit to our Report on Form 8-K dated May 18, 2007

(f)	Included as an exhibit to our Report on Form 8-K dated August 8, 2007

(g)	Included as an exhibit to our Report on Form 8-K dated December 8, 2000, filed on September 25, 2008

(h)	Included as an exhibit to our Report on Form S-3 ASR dated May 6, 2009

(i)	Included as an exhibit to our Schedule TO/13E-3 dated August 23, 2012

(j)	Included as an exhibit to our Form 8-A dated September 14, 2012

(k)	Included as an exhibit to our Report on Form 8-K dated November 25, 2013

(l)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(m)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014

(n)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

(o)	Included as an exhibit to our Report on Form 8-K dated July 17, 2014

(p)	Included as an exhibit to our Report on Form 10-K dated December 31, 2014

(q)	Included as an exhibit to our Report on Form 8-K dated May 4, 2015

(r)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 21, 2017	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2017	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 21, 2017
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) *Attorney in Fact	February 21, 2017
Paul Seavey

*SAMUEL ZELL	Chairman of the Board	February 21, 2017
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 21, 2017
Howard Walker

*THOMAS P. HENEGHAN	Co-Vice-Chairman of the Board	February 21, 2017
Thomas P. Heneghan

*PHILIP C. CALIAN	Director	February 21, 2017
Philip C. Calian

*DAVID J. CONTIS	Director	February 21, 2017
David J. Contis

*THOMAS E. DOBROWSKI	Director	February 21, 2017
Thomas E. Dobrowski

* TAO HUANG	Director	February 21, 2017
Tao Huang

* SHELI Z. ROSENBERG	Director	February 21, 2017
Sheli Z. Rosenberg

*MATTHEW WILLIAMS	Director	February 21, 2017
Matthew Williams

*WILLIAM YOUNG	Director	February 21, 2017
William Young

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc.'s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Lifestyle Properties' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Equity Lifestyle Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016, and the financial statement schedule listed in the Index to the financial statements of Equity Lifestyle Properties, Inc., and our report dated February 21, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
Chicago, Illinois
February 21, 2017

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(amounts in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$1,163,987	$1,101,676
Land improvements	2,893,759	2,787,882
Buildings and other depreciable property	627,590	588,041
	4,685,336	4,477,599
Accumulated depreciation	(1,399,531)	(1,282,423)
Net investment in real estate	3,285,805	3,195,176
Cash	56,340	80,258
Notes receivable, net	34,520	35,463
Investment in unconsolidated joint ventures	19,369	17,741
Deferred commission expense	31,375	30,865
Escrow deposits, goodwill and other assets, net	51,578	40,897
Total Assets	$3,478,987	$3,400,400
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,891,900	$1,926,880
Term loan	199,379	199,172
Accrued expenses and accounts payable	89,864	76,044
Deferred revenue—upfront payments from right-to-use contracts	81,484	78,405
Deferred revenue—right-to-use annual payments	9,817	9,878
Accrued interest payable	8,379	8,715
Rents and other customer payments received in advance and security deposits	76,906	74,300
Distributions payable	39,411	34,315
Total Liabilities	2,397,140	2,407,709
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of December 31, 2016 and December 31, 2015; none issued and outstanding	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of December 31, 2016 and December 31, 2015 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 85,529,386 and 84,253,065 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	854	843
Paid-in capital	1,103,048	1,039,140
Distributions in excess of accumulated earnings	(231,276)	(250,506)
Accumulated other comprehensive loss	(227)	(553)
Total Stockholders' Equity	1,008,543	925,068
Non-controlling interests – Common OP Units	73,304	67,623
Total Equity	1,081,847	992,691
Total Liabilities and Equity	$3,478,987	$3,400,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands, except per share data)

	2016	2015	2014
Revenues:
Community base rental income	$464,745	$442,046	$426,886
Rental home income	14,107	14,012	14,827
Resort base rental income	201,533	184,760	163,968
Right-to-use annual payments	45,035	44,443	44,860
Right-to-use contracts current period, gross	12,327	12,783	13,892
Right-to-use contract upfront payments, deferred, net	(3,079)	(4,231)	(5,501)
Utility and other income	81,427	76,153	70,209
Gross revenues from home sales	37,191	33,150	28,418
Brokered resale revenues and ancillary services revenues, net	2,994	4,149	3,850
Interest income	6,845	7,030	8,347
Income from other investments, net	7,310	7,359	7,053
Total revenues	870,435	821,654	776,809
Expenses:
Property operating and maintenance	268,249	254,668	243,914
Rental home operating and maintenance	6,883	7,167	7,441
Real estate taxes	53,036	50,962	48,714
Sales and marketing, gross	11,056	11,751	12,418
Right-to-use contract commissions, deferred, net	(223)	(1,556)	(2,617)
Property management	47,083	44,528	42,638
Depreciation on real estate assets and rental homes	117,400	113,609	111,065
Amortization of in-place leases	3,373	2,358	3,999
Cost of home sales	37,456	32,279	26,747
Home selling expenses	3,575	3,191	2,342
General and administrative	31,004	30,644	27,410
Property rights initiatives and other, net	4,986	2,986	2,923
Early debt retirement	—	16,913	5,087
Interest and related amortization	102,030	105,731	112,295
Total expenses	685,908	675,231	644,376
Income from continuing operations before equity in income of unconsolidated joint ventures and gain on sale of property	184,527	146,423	132,433
Equity in income of unconsolidated joint ventures	2,605	4,089	4,578
Gain on sale of property	—	—	1,457
Consolidated net income	187,132	150,512	138,468

Income allocated to non-controlling interests – Common OP Units	(13,869)	(11,141)	(10,463)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,226)	(9,226)	(9,274)
Net income available for Common Stockholders	$164,037	$130,145	$118,731

Consolidated net income	$187,132	$150,512	$138,468
Other comprehensive income (loss) ("OCI"):
Adjustment for fair market value of swap	326	(172)	546
Consolidated comprehensive income	187,458	150,340	139,014
Comprehensive income allocated to non-controlling interests – Common OP Units	(13,893)	(11,126)	(10,506)
Series C Redeemable Perpetual Preferred Stock Dividends	(9,226)	(9,226)	(9,274)
Comprehensive income attributable to Common Stockholders	$164,339	$129,988	$119,234
The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands, except per share data)

	2016	2015	2014
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$1.93	$1.55	$1.42
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$1.92	$1.54	$1.41

Weighted average Common Shares outstanding – basic	84,778	84,031	83,362
Weighted average Common Shares outstanding – fully diluted	92,569	91,907	91,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2013	$834	$1,021,365	$136,144	$(264,083)	$69,872	$(927)	$963,205
Conversion of Common OP Units to Common Stock	4	4,091	—	—	(4,095)	—	—
Issuance of Common Stock through employee stock purchase plan	1	1,327	—	—	—	—	1,328
Compensation expenses related to restricted stock	—	7,568	—	—	—	—	7,568
Repurchase of Common Stock or Common OP Units	—	(1,870)	—	—	—	—	(1,870)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(727)	—	—	727	—	—
Adjustment for fair market value of swap	—	—	—	—	—	546	546
Release of common shares from escrow	(1)	(1,933)	—	—	—	—	(1,934)
Net income	—	—	9,274	118,731	10,463	—	138,468
Distributions	—	—	(9,274)	(108,857)	(9,558)	—	(127,689)
Other	—	(220)	—	—	(375)	—	(595)
Balance, December 31, 2014	$838	$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of Common OP Units to Common Stock	—	225	—	—	(225)	—	—
Issuance of Common Stock through exercise of options	2	3,814	—	—	—	—	3,816
Issuance of Common Stock through employee stock purchase plan	—	1,083	—	—	—	—	1,083
Compensation expenses related to restricted stock	—	8,582	—	—	—	—	8,582
Repurchase of Common Stock or Common OP Units	—	(3,201)	—	—	—	—	(3,201)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(496)	—	—	496	—	—
Adjustment for fair market value of swap	—	—	—	—	—	(172)	(172)
Net income	—	—	9,226	130,145	11,141	—	150,512
Distributions	—	—	(9,226)	(126,416)	(10,823)	—	(146,465)
Other	3	(468)	—	(26)	—	—	(491)
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691
Conversion of Common OP Units to Common Stock	—	381	—	—	(381)	—	—
Issuance of Common Stock through exercise of options	4	11,284	—	—	—	—	11,288
Issuance of Common Stock through employee stock purchase plan	—	1,269	—	—	—	—	1,269
Issuance of Common Stock	7	49,993	—	—	—	—	50,000
Compensation expenses related to stock options and restricted stock	—	9,181	—	—	—	—	9,181
Repurchase of Common Stock or Common OP Units	—	(2,652)	—	—	—	—	(2,652)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(4,426)	—	—	4,426	—	—
Adjustment for fair market value of swap	—	—	—	—	—	326	326
Net income	—	—	9,226	164,037	13,869	—	187,132
Distributions	—	—	(9,226)	(144,807)	(12,233)	—	(166,266)
Other	—	(1,122)	—	—	—	—	(1,122)
Balance, December 31, 2016	$854	$1,103,048	$136,144	$(231,276)	$73,304	$(227)	$1,081,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands)

	2016	2015	2014
Cash Flows From Operating Activities:
Consolidated net income	$187,132	$150,512	$138,468
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property	—	—	(1,457)
Early debt retirement	—	16,913	5,087
Depreciation	118,521	114,698	111,872
Amortization of in-place leases	3,373	2,358	3,999
Amortization of loan costs	3,878	4,216	4,783
Debt premium amortization	(3,382)	(3,869)	(5,185)
Equity in income of unconsolidated joint ventures	(2,605)	(4,089)	(4,578)
Distributions of income from unconsolidated joint ventures	1,793	3,584	3,362
Stock-based compensation	9,181	8,582	7,568
Revenue recognized from right-to-use contract upfront payments	(9,248)	(8,552)	(8,391)
Commission expense recognized related to right-to-use contracts	4,149	3,595	2,934
Long term incentive plan compensation	(2,929)	973	1,900
(Recovery) provision for uncollectible rents receivable	(744)	537	101
Changes in assets and liabilities:
Notes receivable activity, net	318	66	(1,037)
Deferred commission expense	(4,659)	(5,871)	(6,272)
Escrow deposits, goodwill and other assets	23,706	44,095	22,230
Accrued expenses and accounts payable	10,322	5,632	(5,282)
Deferred revenue – upfront payments from right-to-use contracts	12,327	12,783	13,892
Deferred revenue – right-to-use annual payments	(61)	88	(1,346)
Rents received in advance and security deposits	2,276	6,631	3,097
Net cash provided by operating activities	353,348	352,882	285,745
Cash Flows From Investing Activities:
Real estate acquisition	(98,244)	(23,687)	(81,391)
Proceeds from disposition of property	—	—	2,102
Tax-deferred exchange deposit	—	—	10,576
Investment in unconsolidated joint ventures	(5,134)	(4,000)	(3,489)
Distributions of capital from unconsolidated joint ventures	4,094	80	2,580
Repayments of notes receivable	10,184	10,490	14,899
Issuance of notes receivable	(10,285)	(9,791)	(9,441)
Capital improvements	(119,437)	(93,799)	(63,721)
Net cash used in investing activities	(218,822)	(120,707)	(127,885)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	12,557	4,899	1,326
Gross proceeds from sale of Common Stock	50,000	—	—
Distributions:
Common Stockholders	(140,057)	(122,077)	(102,346)
Common OP Unitholders	(11,888)	(10,470)	(9,123)
Preferred Stockholders	(9,226)	(9,226)	(9,274)
Stock repurchase and Unit redemption	(229)	(62)	—
Share based award tax withholding payments	(2,423)	(3,139)	(1,870)
Principal payments and mortgage debt payoff	(142,731)	(456,308)	(178,040)
New mortgage notes payable financing proceeds	88,050	395,323	169,000
Debt issuance and defeasance costs	(1,375)	(24,080)	(11,651)
Other	(1,122)	(491)	(595)
Net cash used in financing activities	(158,444)	(225,631)	(142,573)
Net (decrease) increase in cash and cash equivalents	(23,918)	6,544	15,287
Cash, beginning of year	80,258	73,714	58,427
Cash, end of year	$56,340	$80,258	$73,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands)

	2016	2015	2014
Supplemental information:
Cash paid during the period for interest	$105,556	$106,423	$112,963
Capital improvements – used homes acquired by repossessions	$726	$909	$1,431
Net repayments of notes receivable – used homes acquired by repossessions	$(726)	$(909)	$(1,431)
Building and other depreciable property – reclassification of rental homes	$34,707	$28,790	$23,494
Escrow deposits and other assets – reclassification of rental homes	$(34,707)	$(28,790)	$(23,494)

Real estate acquisitions:
Investment in real estate, fair value	$(120,448)	$(23,900)	$(122,366)
Investment in real estate, cost	(2,000)	—	—
Deferred financing costs, net	—	—	(284)
Escrow deposits and other assets	(20)	(53)	(12)
Debt assumed and financed on acquisition	22,010	—	34,559
Accrued expenses and accounts payable	1,883	62	1,947
Rents and other customer payments received in advance and security deposits	331	204	4,765
Real estate acquisitions, net	$(98,244)	$(23,687)	$(81,391)

Proceeds from dispositions of rental property and other:
Investment in real estate	$—	$—	$87
Other, net	—	—	558
Gain on sale of property	—	—	1,457
Total proceeds from dispositions of rental property and other	$—	$—	$2,102

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Our Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries (the "Subsidiaries"), is referred to herein as "we," "us," "the Company," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties"). We lease individual developed areas ("Sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated Sites ("Site Set") within the Properties. At certain Properties, we provide access to our Sites through right-to-use or membership contracts. We believe that we have qualified for taxation as a real estate investment trust ("REIT") for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We must meet a number of organizational requirements, including a requirement to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain.
If we fail to qualify as a REIT, we could be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Our Properties are owned primarily by the Operating Partnership and managed internally by wholly-owned affiliates of the Operating Partnership. We contributed the proceeds from our initial public offering and subsequent offerings to the Operating Partnership for units of common interests in the partnership ("OP Units"), and we currently hold a number of OP Units equal to the number of our outstanding common shares. In addition, we are the general partner of the Operating Partnership. The financial results of the Operating Partnership and the Subsidiaries are consolidated in our consolidated financial statements. In addition, since certain activities, if performed by us, may cause us to earn income which is not qualifying for the REIT gross income tests, we have formed taxable REIT Subsidiaries, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to engage in such activities.
Several Properties are wholly-owned by Realty Systems, Inc. ("RSI"), one of our taxable REIT Subsidiaries. In addition, RSI is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties we own and manage. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. RSI also operates ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.
The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2016, the Non-Controlling Interests—Common OP Units represented 7,170,000 OP Units which are convertible into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

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
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations of our Subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant inter-company transactions have been eliminated. For business combinations, the purchase price of Properties is accounted for in accordance with the Codification Topic Business Combinations ("FASB ASC 805").
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The adoption of this standard did not result in any changes to our accounting of interests in less than wholly-owned joint ventures; however, the Operating Partnership now meets the criteria as a VIE. We concluded that the Operating Partnership is a VIE because we are the general partner and controlling owner of approximately 92.3% of the Operating Partnership and the limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company has the power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are significant to the VIE. Accordingly, we are the primary beneficiary and we will continue to consolidate the Operating Partnership under this new guidance.
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5.0%) and (ii) our investment is passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All property, Site counts and acreage amounts are unaudited.

(c)	Real Estate
Real estate is recorded at cost less accumulated depreciation. Our policy is to estimate useful lives associated with our real estate assets and to depreciate the assets on a straight-line basis based on our estimates. In January 2014, we completed a review of the useful lives and salvage values of manufactured homes. During the first quarter of 2014, we prospectively modified the depreciable life estimate of our new manufactured homes to 25 years and our used homes to 10-25 years. We continue to use a 30-year estimated life for buildings and structural and land improvements acquired (including Site development), a 10-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and lease intangibles over the average life of acquired in-place leases. The change in estimate during the first quarter of 2014 related to our new and used manufactured homes did not have a material impact on our consolidated financial statements.
Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items, such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures, equipment, and in-place leases.
The values of above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the applicable lease. The value associated with in-place leases is amortized over the expected term.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

In accordance with the Codification Sub-Topic "Impairment or Disposal of Long Lived Assets" ("FASB ASC 360-10-35"), we periodically evaluate our long-lived assets to be held and used, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, environmental and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
If an impairment indicator exists related to long-lived assets that are held and used, we compare the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time we have made the decision to dispose of the Property, subject to Board and management approval. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded.
In April 2014, the FASB issued ("ASU 2014-08") Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. We adopted ASU 2014-08, effective January 1, 2014 and are applying the revised definition to all disposals on a prospective basis, including the gain on sale of property recognized during the year ended December 31, 2014.

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
Notes receivable – Income approach based on discounted cash flows comparing contractual cash flows at a market rate adjusted based on particular notes' or note holders' down payment, credit score and delinquency status.
Mortgage notes payable – Income approach based on discounted cash flows comparing contractual cash flows to cash flows of similar debt discounted based on market rates.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2—Summary of Significant Accounting Policies (continued)

(e)	Restricted Cash
Cash as of December 31, 2016 and 2015 included approximately $5.3 million and $5.0 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes pursuant to certain loan agreements.

(f)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic "Modifications and Extinguishments" ("FASB ASC 470-50-40"). Accumulated amortization for such costs was $31.4 million and $33.7 million at December 31, 2016 and 2015, respectively.
Effective January 1, 2016, we adopted (“ASU 2015-03”) Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, previously classified as deferred financing costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. ASU 2015-03 and 2015-15 require retrospective adoption and as a result we reclassified deferred financing costs, net on our Consolidated Balance Sheets as of December 31, 2015 as a reduction of debt, as presented herein (see Note 8 to the Consolidated Financial Statements for further details).

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
As of December 31, 2016 and 2015, the gross carrying amounts of identified intangible assets and goodwill were approximately $12.1 million, which is reported as a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets. As of December 31, 2016 and 2015, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $2.8 million and $2.6 million as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015, and 2014 amortization expense for the identified intangible assets was approximately $0.2 million, $0.4 million, and $0.3 million respectively.

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
Our mortgage notes payable and term loan had a carrying value of approximately $2.1 billion as of December 31, 2016 and 2015, respectively, and a fair value of approximately $2.1 billion and $2.2 billion as of December 31, 2016 and 2015, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2016 and 2015, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions (see Note 5 to the Consolidated Financial Statements).

(i)	Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering right-to-use contracts. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. Leases with the Company's customers are accounted for as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer's stay.
Right-to-use annual payments are accounted for in accordance with the Codification Topic Revenue Recognition ("FASB ASC 605"). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided.
Right-to-use upfront non-refundable payments supplement the right-to-use contract and grant certain additional access rights to the customer and are recognized over the the estimated customer life. The estimated customer life is based on historical attrition rates. For the year ended December 31, 2016, the customer life was estimated to be 40 years. For the years ended December 31, 2015, and 2014, the customer life was estimated to be 31 years. This change did not have a material impact on revenue recognized for the year ended December 31, 2016.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(j)	Non-Controlling Interests
A non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under Codification Topic "Consolidation" ("FASB ASC 810"), such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company's equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. We make this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which we have a choice to settle the contract by delivery of our own shares, we considered the guidance in the Codification Topic "Derivatives and Hedging—Contracts in Entity's Own Equity" ("FASB ASC 815-40") to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
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
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2016, the REIT had a federal net operating loss carryforward of approximately $88.1 million. The REIT would be entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no tax benefit has been recorded for the years ended December 31, 2016, 2015 and 2014.
In addition, we have several taxable REIT Subsidiaries ("TRSs"), which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance for the years ended December 31, 2016, 2015 and 2014.
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
As of December 31, 2016, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.8 billion (unaudited) and $36.5 million (unaudited), respectively.
During the years ended December 31, 2016, 2015 and 2014, our tax treatment of common stock distributions were as follows (unaudited):

	2016	2015	2014
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.471	$1.169	$1.217
Nondividend distributions	0.179	0.081	—
Distributions declared per Common Share outstanding	$1.650	$1.250	$1.217
The quarterly distribution paid on January 13, 2017 of $0.425 (unaudited) per common share will all be allocable to 2017 for federal tax purposes.

(l)	Recent Accounting Pronouncements
In January 2017, the FASB issued ("ASU 2017-01") Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for annual reporting beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the potential impact that the adoption of this standard may have on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ("ASU 2016-09") Compensation—Stock Compensation (Topic 718). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance of employers' accounting for (1) an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and (2) forfeitures has changed. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt ASU 2016-09 as of October 1, 2016. Adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ("ASU 2016-02") Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the potential impact this standard may have on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ("ASU 2014-15") Presentation of Financial Statements. ASU 2014-15 explicitly requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. However, to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. Effective December 31, 2016 we adopted ASU 2014-15. Adoption has had no effect on our consolidated results of operations or financial position and no additional disclosures were required.
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers which along with related subsequent amendments will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method.
We expect to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective transition method. We are evaluating the complete impact of the adoption to our consolidated financial results. Our primary source of revenue is generated through leasing arrangements, which are excluded from ASU 2014-09. We continue to evaluate and are in the process of quantifying the impact, if any, the adoption of ASU 2014-09 will have on our non-lease revenue streams, including right-to-use annual payments, right-to-use contracts, and utility and other income.

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
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerators:
Net Income Available for Common Stockholders:
Consolidated net income	$187,132	$150,512	$138,468
Amounts allocated to dilutive securities	(13,869)	(11,141)	(10,463)
Preferred Stock distributions	(9,226)	(9,226)	(9,274)
Net income available to Common Stockholders – basic	164,037	130,145	118,731
Amounts allocated to dilutive securities	13,869	11,141	10,463
Net income available to Common Stockholders – fully diluted	$177,906	$141,286	$129,194
Denominator:
Weighted average Common Stockholders outstanding—basic	84,778	84,031	83,362
Effect of dilutive securities:
Redemption of Common OP Units for Common Stockholders	7,204	7,216	7,411
Stock options and restricted Stockholders	587	660	738
Weighted average Common Stockholders outstanding—fully diluted	92,569	91,907	91,511

Earnings per Common Share—Basic:
Net income available for Common Stockholders	$1.93	$1.55	$1.42

Earnings per Common Share—Fully Diluted:
Net income available for Common Stockholders	$1.92	$1.54	$1.41

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions
On May 4, 2015, we entered into new separate equity distribution agreements with certain sales agents, pursuant to an at-the-market (“ATM”) equity offering program. Under the ATM equity offering program we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The following table presents the shares that were issued under the ATM equity offering program during the year ended December 31, 2016 (amounts in thousands, except share data):

Year Ended December 31, 2016
Shares of Common Stock sold	683,548
Weighted average price	$73.15
Total gross proceeds	$50,000
Commissions paid to sales agents	$657
As of December 31, 2016, $75.0 million of Common Stock remained available for issuance under the ATM equity offering program. We did not sell any shares under the ATM equity offering program during the year ended December 31, 2015.
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2016, 2015 and 2014 were 17,037, 19,788 and 30,739, respectively.
The following table presents the changes in our outstanding common stock for the years ended December 31, 2016, 2015 and 2014 (excluding OP Units of 7,170,000, 7,207,678, and 7,231,967 outstanding at December 31, 2016, 2015 and 2014, respectively):

	Years Ended December 31,
	2016	2015	2014
Shares outstanding at January 1,	84,253,065	83,879,779	83,313,677
Common stock issued through the At-The-Market Equity Offering Program	683,548	—	—
Common stock issued through conversion of OP Units	37,678	24,289	435,756
Common stock issued through exercise of options	440,000	220,000	—
Common stock issued through stock grants	133,726	158,013	186,666
Common stock issued through ESPP and Dividend Reinvestment Plan	17,373	20,134	31,203
Common stock repurchased and retired	(36,004)	(49,150)	(87,523)
Shares outstanding at December 31,	85,529,386	84,253,065	83,879,779
During the years ended December 31, 2016, 2015 and 2014, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $72.22, $66.20 and $51.62 per share, respectively.
As of December 31, 2016 and 2015, ELS' percentage ownership of the Operating Partnership was approximately 92.3% and 92.1%, respectively. The remaining approximately 7.7% and 7.9% as of December 31, 2016 and 2015, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4—Common Stock and Other Equity Related Transactions (continued)

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2014:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.3250	March 31, 2014	March 28, 2014	April 11, 2014
$0.3250	June 30, 2014	June 27, 2014	July 11, 2014
$0.3250	September 30, 2014	September 26, 2014	October 10, 2014
$0.3250	December 31, 2014	December 26, 2014	January 9, 2015
$0.3750	March 31, 2015	March 27, 2015	April 10, 2015
$0.3750	June 30, 2015	June 26, 2015	July 10, 2015
$0.3750	September 30, 2015	September 25, 2015	October 9, 2015
$0.3750	December 31, 2015	December 28, 2015	January 8, 2016
$0.4250	March 31, 2016	March 25, 2016	April 8, 2016
$0.4250	June 30, 2016	June 24, 2016	July 8, 2016
$0.4250	September 30, 2016	September 30, 2016	October 14, 2016
$0.4250	December 31, 2016	December 30, 2016	January 13, 2017
Note 5—Investment in Real Estate
Acquisitions at Fair Value
During the years ended December 31, 2016, 2015 and 2014 we acquired all of the following Properties from unaffiliated third parties (dollars in millions):
1) During the year ended December 31, 2016, we acquired four Properties collectively containing 2,377 Sites for a combined purchase price of approximately $120.5 million. As a result of these acquisitions, we assumed approximately $22.6 million of mortgage debt. The remaining purchase price was funded with available cash and proceeds from the ATM equity offering program. The following provides detail related to each acquisition that occurred during the year:
(a) During the first quarter of 2016, we completed the acquisition of Rose Bay, a 303-Site RV resort, located in Port Orange, Florida. The total purchase price of approximately $7.4 million was funded with available cash.
(b) During the second quarter of 2016, we closed on the acquisitions of Portland Fairview and Forest Lake Estates. Portland Fairview is a 407-Site RV resort located in Fairview, Oregon. The purchase price of approximately $17.6 million was funded with available cash. Forest Lake Estates is a 1,168-Site property located in Zephryhills, Florida, consisting of 894 manufactured home community Sites and 274 RV resort Sites. The purchase price of approximately $75.2 million was funded with proceeds from the ATM equity offering program and the assumption of mortgage debt of approximately $22.6 million.
(c) During the fourth quarter of 2016, we closed on the acquisition of Riverside RV, a 499-Site RV resort located in Arcadia, Florida. The purchase price of approximately $20.3 million was funded with available cash.
2) During the year ended December 31, 2015, we acquired three Properties collectively containing 731 Sites for a combined purchase price of approximately $23.9 million. The purchase price was funded with available cash. The following provides detail related to the acquisitions:
(a) During the first quarter of 2015, we completed the acquisition of two Properties, Bogue Pines, a 150-Site manufactured home community, and Whispering Pines, a 278-Site RV resort, both located in coastal North Carolina. The total purchase price of approximately $12.3 million was funded with available cash.
(b) During the second quarter of 2015, we completed the acquisition of Miami Everglades, a 303-Site RV resort, located in Miami, Florida. The total purchase price of approximately $11.6 million was funded with available cash.
3) During the year ended December 31, 2014, we acquired seven RV resorts collectively containing 3,868 Sites for a combined purchase price of approximately $85.7 million. As a result of these acquisitions, we assumed approximately $32.3 million of mortgage debt, excluding note premiums of approximately $2.3 million. The remaining purchase price was funded with available cash. We also exercised a purchase option and purchased land comprising a portion of our Colony Cove Property which was part of a portfolio of Properties acquired in 2011. The total purchase price of approximately $35.9 million was funded with available

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5—Investment in Real Estate (continued)

cash. In connection with the acquisition of the land, we terminated the ground lease related to the Property. During the first quarter of 2014, we received the final distribution of 51,290 shares of our common stock from the escrow funded by the seller. The following provides detail related to the acquisitions:
(a) During the first quarter of 2014, we completed the acquisition of Blackhawk RV, a 490 Site RV resort, located in Milton, Wisconsin. The purchase price of approximately $9.4 million was funded with the assumption of approximately $4.9 million in mortgage debt, excluding note premiums of $0.3 million. The remaining $4.5 million was funded with available cash. Additionally, during the first quarter of 2014, we closed on the acquisition of Lakeland RV, a 682 Site RV resort, located in Milton, Wisconsin. The purchase price of approximately $16.8 million was funded with the assumption of approximately $8.4 million in mortgage debt, excluding note premiums of $0.6 million, and available cash.
(b) During the third quarter of 2014 we closed on the acquisition of three Properties. On September 29, 2014 we closed on Echo Farms, a 237 Site RV resort located in Ocean View, New Jersey for a purchase price of approximately $5.7 million. The purchase price was funded with available cash. Additionally, we closed on May's Landing, a 168 Site RV resort located in Mays Landing, New Jersey for approximately $0.8 million funded with available cash. Lastly, we acquired Pine Acres, a 421 Site RV resort located in Raymond, New Hampshire for approximately $5.3 million, funded with available cash.
(c) During the fourth quarter of 2014, we closed on the acquisition of Space Coast and Mesa Spirit. Space Coast, a 270 Site RV resort located in Rockledge, Florida, was purchased for a price of approximately $6.1 million with available cash. Additionally, Mesa Spirit, a 1,600 Site RV resort located in Mesa, AZ was purchased for approximately $41.6 million. The purchase price was funded with the assumption of approximately $19.0 million of mortgage debt and approximately $22.6 million of available cash.
We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment within one year of purchase due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the years ended December 31, 2016, 2015, and 2014 which we determined using Level-2 inputs for mortgage notes payable and other liabilities and Level-3 inputs for assets (amounts in thousands):

	December 31,
	2016	2015	2014
Assets acquired
Land	$60,489	$8,985	$66,390
Buildings and other depreciable property	55,445	13,948	52,329
Manufactured homes	67	345	1,086
In-place leases	4,447	622	2,561
Net investment in real estate	$120,448	$23,900	$122,366
Other assets	20	53	1,197
Total assets acquired	$120,468	$23,953	$123,563
Liabilities assumed
Mortgage notes payable	$22,010	$—	$34,559
Other liabilities	2,214	266	6,712
Total liabilities assumed	$24,224	$266	$41,271
Net assets acquired	$96,244	$23,687	$82,292
In accordance with our policy, the measurement period for the purchase price of the 2016 acquisitions is open as of December 31, 2016, however, we do not anticipate any further material purchase price adjustments related to these acquisitions.
Real estate acquisitions at cost
On August 15, 2016, we closed on the purchase of approximately 25 acres of vacant land adjacent to our Colony Cove and Ridgewood Estates manufactured home communities in Ellenton, Florida, for $2.0 million.
Dispositions and real estate held for disposition
During the years ended December 31, 2016, and 2015, there were no dispositions of Properties. During the year ended December 31, 2014 we received payment of approximately $2.1 million from the Arizona Department of Transportation related

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5—Investment in Real Estate (continued)

to the value of certain property taken for state highway purposes at our Seyenna Vista property in Maricopa County, Arizona, of which approximately $1.5 million was in excess of our basis and recognized as a gain on sale of property within continuing operations in our Consolidated Statement of Income and Comprehensive Income following the adoption of ASU 2014-08.
As of December 31, 2016, we have no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
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
We recorded approximately $2.6 million, $4.1 million, and $4.6 million (each net of approximately $1.3 million, $1.1 million, and $0.9 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the years ended December 31, 2016, 2015 and 2014, respectively. We received approximately $5.9 million, $3.7 million, and $5.9 million in distributions from joint ventures for the years ended December 31, 2016, 2015 and 2014, respectively. None of the distributions made to us exceeded our basis in joint ventures for the year ended December 31, 2016. Approximately $1.4 million of the distributions made to us, using proceeds generated by refinancing transactions, exceeded our basis in joint ventures and, as such, were recorded as income from unconsolidated joint ventures for the year ended December 31, 2015.
On August 29, 2016, the Voyager joint venture obtained additional loan funding in the amount of $8.5 million, of which $4.1 million was distributed to us.
During the years ended December 31, 2016 and 2015, we contributed $5.0 million and $4.0 million, respectively, to our joint venture, Echo Financing, LLC ("ECHO JV").
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2016 and 2015, respectively):

					Investment as of		Income for Years Ended
Investment	Location	Number of Sites	Economic Interest(a)		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2014
Meadows	Various (2,2)	1,077	50%		$510	$162	$1,348	$1,401	$2,294
Lakeshore	Florida (2,2)	344	65%		56	46	318	1,777	1,350
Voyager	Arizona (1,1)	1,801	50%	(b)	3,376	7,166	1,014	846	806
Other	Various (0,0)	—	20%	(c)	—	—	—	—	25
Echo JV	Various (0,0)	—	50%		15,427	10,367	(75)	65	103
		3,222			$19,369	$17,741	$2,605	$4,089	$4,578
_________________________

(a)	The percentages shown approximate our economic interest as of December 31, 2016. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(c)	During the year ended December 31, 2014, we received payment of $0.1 million for the sale of our remaining 20% interest in the Time Shares Only joint venture.

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
Chattel Loans
From time to time, we purchase loans ("Chattel loans") made by an unaffiliated third party lender that are secured by homes at certain Properties. These Chattel Loans require monthly principal and interest payments. As of December 31, 2016 and 2015, we had approximately $16.5 million and $17.6 million, respectively, of these Chattel Loans included in notes receivable. As of December 31, 2016, the Chattel Loans receivable had a stated per annum average rate of approximately 7.7%, with a yield of 20.7%, and had an average term remaining of approximately 11 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of December 31, 2016 and 2015.
Contracts Receivable
We also provide financing for nonrefundable upgrades to existing right-to-use contracts ("Contracts Receivable"). These Contracts Receivable represent loans to customers who have entered right-to-use contracts. Contracts Receivable are also generally presented at their outstanding unpaid principal balances net of an allowance reserve.
As of December 31, 2016 and 2015, we had approximately $18.0 million and $17.8 million, respectively, of Contracts Receivable included in notes receivable. The Contracts Receivable have an average stated interest rate of 16.2%, a weighted average term remaining of approximately four years and require monthly payments of principal and interest. The Contracts Receivable recorded as of December 31, 2016 and 2015 were net of an allowance of approximately $0.7 million and $0.6 million, respectively.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for amounts receivable from tenants, Contracts Receivable and Chattel Loans. The allowances reflect our best estimate of collectibility risks on outstanding receivables. Our allowance for uncollectible rents receivable was approximately $4.4 million and $4.5 million as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015 and 2014, our allowance for doubtful accounts was as follows (amounts in thousands):

	2016	2015	2014
Balance, beginning of period	$6,470	$7,110	$7,927
Provision for losses	3,926	4,055	4,209
Write-offs	(5,018)	(4,695)	(5,026)
Balance, end of period	$5,378	$6,470	$7,110

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements
With the adoption of ASU 2015-03 and ASU 2015-15, we reclassified deferred financing costs to a reduction of mortgage notes payable in the amount of $18.9 million as of December 31, 2015. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million as of December 31, 2015. We also reclassified deferred financing costs related to our unsecured line of credit to Escrow deposits, goodwill, and other assets, net, in the amount of $3.7 million as of December 31, 2015.
Mortgage Notes Payable
As of December 31, 2016 and 2015, we had outstanding mortgage indebtedness on Properties of approximately $1.9 billion, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the year ended December 31, 2016 was approximately 4.9% per annum. The debt bears interest at stated rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2017 to 2041. The debt encumbered a total of 126 and 127 of our Properties as of December 31, 2016 and December 31, 2015, respectively, and the carrying value of such Properties was approximately $2.3 billion and $2.2 billion, respectively, as of such dates.
2016 Activity
During the year ended December 31, 2016, we completed refinancing activity and closed on loans with total aggregate gross proceeds of approximately $88.1 million. The loans have a weighted average maturity of 23 years, carry a weighted average interest rate of 4.01% per annum and are secured by four manufactured home properties and two RV resorts. Also, during the year ended December 31, 2016 we paid off five maturing mortgage loans of approximately $41.8 million, with a weighted average interest rate of 5.85% per annum, secured by three manufactured home Properties and two RV resorts. Finally, in connection with the Forest Lake Estates acquisition, we assumed approximately $22.6 million of mortgage debt secured by the manufactured home community, with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
2015 Activity
During the year ended December 31, 2015, we closed on four loans with total gross proceeds of $395.3 million. The loans have a weighted average maturity of 21 years, carry a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans totaling approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.
2014 Activity
During the year ended December 31, 2014, we closed on four loans with total proceeds of $54.0 million which were secured by two manufactured home properties and two RV resorts. The loans had a weighted average interest rate of 4.54% per annum and were set to mature in 2034 and 2038. We also refinanced the $53.8 million loan secured by our Colony Cove community with a stated interest rate of 4.65% per annum that was scheduled to mature in 2017. The new loan, with gross proceeds of $115.0 million, had a 25 year term and carries a stated interest rate of 4.64% per annum. We paid a prepayment fee of approximately $5.1 million associated with the early retirement of the prior loan. We also paid off 17 mortgages totaling approximately $90.0 million that had a weighted average interest rate of 5.57% per annum. In connection with the Blackhawk and Lakeland acquisitions, we assumed approximately $13.3 million of mortgage debt, excluding mortgage note premiums of $1.0 million, with a weighted average interest rate of 6.48% per annum, secured by the resort properties and are set to mature in 2017 and 2018. Finally, in connection with the Mesa Spirit acquisition, we assumed approximately $19.0 million of mortgage debt, excluding a mortgage note premium of $1.0 million, with a stated interest rate of 5.66% per annum, secured by the resort property and is set to mature in 2017.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8- Borrowing Arrangements (continued)

Term Loan
As of December 31, 2016 and 2015, our $200.0 million unsecured Term Loan (the "Term Loan") matures on January 10, 2020 and has an interest rate of LIBOR plus 1.35% to 1.95% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year LIBOR Swap Agreement (the "2014 Swap") allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (see Note 9 to the Consolidated Financial Statements for further information on the accounting for the 2014 Swap).
Unsecured Line of Credit
As of December 31, 2016 and 2015, our unsecured Line of Credit ("LOC") had a borrowing capacity of $400.0 million, with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions, with no amounts outstanding as of those dates. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term. In 2014, we incurred commitment and arrangement fees of approximately $3.5 million to enter into the LOC and extend the Term Loan.
As of December 31, 2016, we were in compliance in all material respects with the covenants in our borrowing arrangements.
Future Maturities of Debt
The table below presents as of December 31, 2016, the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter (amounts in thousands):

Year	Amount
2017	$77,668
2018	233,336
2019	234,820
2020	351,984
2021	211,540
Thereafter	995,407
Net unamortized premiums	5,464
Unamortized deferred financing costs	(18,940)
Total	$2,091,279
Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As required by Codification Topic "Derivatives and Hedging" ("FASB ASC 815"), we record all derivatives on the balance sheet at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in our exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
In connection with our Term Loan, we entered into the 2014 Swap (see Note 8 to the Consolidated Financial Statements for information about the Term Loan related to the 2014 Swap) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2014 Swap fixes the underlying LIBOR rate on the Term Loan at 1.04% per annum for the first three

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Derivative Instruments and Hedging Activities (continued)

years and matures on August 1, 2017. Based on the leverage as of December 31, 2016, our spread over LIBOR is 1.35% resulting in an estimated all-in interest rate of 2.39% per annum.
We have designated the 2014 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the years ended December 31, 2016, 2015, and 2014.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next seven months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of December 31, 2016 and 2015 (amounts in thousands).

	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest Rate Swap	Accrued expenses and accounts payable	$227	$553
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)			Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2016	December 31, 2015	December 31, 2014		December 31, 2016	December 31, 2015	December 31, 2014
Interest Rate Swap	$813	$1,900	$1,230	Interest Expense	$1,139	$1,728	$1,776
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2016, we have not posted any collateral related to this agreement.
Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of December 31, 2016 and 2015, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	December 31,
	2016	2015
Deferred revenue—upfront payments from right-to-use contracts, as of January 1,	$78,405	$74,174
Right-to-use contracts current period, gross	12,327	12,783
Revenue recognized from right-to-use contract upfront payments	(9,248)	(8,552)
Right-to-use contract upfront payments, deferred, net	3,079	4,231
Deferred revenue—upfront payments from right-to-use contracts, as of December 31,	$81,484	$78,405

Deferred commission expense, as of January 1,	$30,865	$28,589
Deferred commission expense	4,659	5,871
Commission expense recognized	(4,149)	(3,595)
Net increase in deferred commission expense	510	2,276
Deferred commission expense, as of December 31,	$31,375	$30,865

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 39 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents scheduled to be received under non-cancelable tenant leases at December 31, 2016 are as follows (amounts in thousands):

Year	Amount
2017	$61,861
2018	58,941
2019	37,647
2020	14,083
2021	12,181
Thereafter	38,137
Total	$222,850
Note 12—Operating Leases
We have operating leases covering our office space expiring at various dates through 2023. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business. We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2017 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2016, 2015, and 2014 total operating lease payments for office space and rent due under ground leases, aggregated $3.9 million, $3.8 million, and $3.7 million, respectively. The following table summarizes our minimum future rental payments under our operating leases as of December 31, 2016 (amounts in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Office Rent Lease	$10,525	$2,171	$2,221	$2,062	$2,011	$1,711	$349
Ground Lease	17,019	1,985	1,980	1,983	1,984	1,987	7,100
Total Operating Leases	$27,544	$4,156	$4,201	$4,045	$3,995	$3,698	$7,449

Note 13—Transactions with Related Parties
Corporate Headquarters
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million for each of the years ended December 31, 2016, 2015 and 2014.
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

Governance Committee of our Board of Directors (the "Compensation Committee"). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of December 31, 2016, 3,264,054 shares remained available for grant.
Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are made by the Board of Directors.

Grants Issued
On February 1, 2017, we awarded Restricted Stock Grants for 75,000 shares of common stock at a fair market value of approximately $5.4 million to certain members of our senior management for their service in 2017. These Restricted Stock Grants will vest on December, 31 2017.
On November 8, 2016, we awarded a Restricted Stock Grant for 228 shares of common stock at a fair market value of approximately $16,680 to a new member of our Board of Directors for services as Director rendered for the remainder of 2016. One-third of the shares of restricted common stock covered by this award will vest on each of May 8, 2017, November 8, 2017, and May 8, 2018.
On May 10, 2016, we awarded Restricted Stock Grants for 14,705 shares of common stock at a fair market value of approximately $1.1 million and awarded Options to purchase 7,550 shares of common stock with an exercise price of $74.53 per share to certain members of our Board of Directors. The shares of common stock covered by these awards are subject to multiple tranches that vest between November 10, 2016 and as late as May 10, 2019.
On February 1, 2016, we awarded Restricted Stock Grants for 73,000 shares of common stock at a fair market value of approximately $4.9 million to certain members of our senior management for their service in 2016. These Restricted Stock Grants vested on December 31, 2016.
On February 1, 2016, we awarded Restricted Stock Grants for 45,784 shares of common stock at a fair market value of approximately $3.1 million to certain members of the Board of Directors for services as Chairman of the Board, Chairman of the Compensation Committee and Lead Director, Chairman of the Executive Committee and Chairman of the Audit Committee in 2016. One-third of the shares of restricted common stock covered by these awards vested on each of December 31, 2016 and one third will vest on each of December 31, 2017, and December 31, 2018.
During the year ended December 31, 2015, we awarded Restricted Stock Grants for 158,014 shares of common stock at a fair market value of approximately $8.6 million to certain members of our senior management and Board of Directors for services rendered during 2015. Senior management Restricted Stock Grants vested on December 31, 2015, while Board of Director Restricted Stock Grants are subject to multiple tranches that vest between November 12, 2015 and December 31, 2017.
During the year ended December 31, 2014, we awarded Restricted Stock Grants for 186,666 shares of common stock at a fair market value of $8.0 million to certain members of our senior management and Board of Directors for services rendered during 2014. Senior management Restricted Stock Grants vested on December 31, 2014, while Board of Director Restricted Stock Grants were subject to multiple tranches that vested between September 13, 2013 and December 31, 2016.
The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
Stock-based compensation expense, reported in "General and administrative" on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2016, 2015 and 2014 was approximately $9.2 million, $8.6 million, and $7.6 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14—Equity Incentive Awards (continued)

A summary of our restricted stock activity, and related information for the years ended December 31, 2016, 2015, and 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	99,788	$37.17
Shares granted	186,666	42.61
Shares vested	(184,229)	40.49
Balance at December 31, 2014	102,225	41.09
Shares granted	158,014	54.68
Shares vested	(174,739)	49.17
Balance at December 31, 2015	85,500	49.72
Shares granted	133,726	68.21
Shares vested	(153,619)	59.85
Balance at December 31, 2016	65,607	63.68
Compensation expense to be recognized subsequent to December 31, 2016 for Restricted Stock Grants issued prior to 2016 that have not yet vested was approximately $3.7 million, which is expected to be recognized over a weighted average term of 1.6 years.
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

2016
Dividend Yield	2.3%
Risk-free interest rate	1.3%
Expected Life	6 years
Expected Volatility	19.8%
Estimated Grant Date Fair Value of Options	$80,751
For the year ended December 31, 2016, 7,550 options were granted to our board members. No options were issued during the years ended December 31, 2015 and 2014. No options were forfeited or expired during the years ended December 31, 2016, 2015, and 2014.
A summary of our stock option activity, and related information for the years ended December 31, 2016, 2015 and 2014 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2014	1,085,600	$21.95	2.1
Options exercised	(220,000)	17.35
Balance at December 31, 2015	865,600	23.12	1.6
Options issued	7,550	74.53
Options exercised	(440,000)	25.66
Balance at December 31, 2016	433,150	21.44	1.7
Exercisable at December 31, 2016	427,836	20.79	1.6
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. No options were exercised for the year ending December 31, 2014, and the intrinsic value of exercised options for the year ending December 31, 2016 and 2015 was $18.3 million and $8.6 million, respectively. For the years ending December 31, 2016, 2015 and 2014, the intrinsic value of outstanding and exercisable options was $22.0 million, $37.7 million and $32.1 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

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
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our compensation committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP and, including employer costs, is currently estimated to be approximately $5.5 million. For the year ended December 31, 2016, we had accrued compensation expense of approximately $1.9 million.
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2013 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. Such Board approval was upon recommendation of the Committee. For the year ended December 31, 2015, we had accrued compensation expense of approximately $4.8 million. On February 12, 2016 the Compensation Committee approved payments under the 2013 LTIP of approximately $4.8 million to the participants, including employer costs.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Savings Plan
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), to cover our employees and those of our Subsidiaries, if any. The 401(k) Plan permits our eligible employees and those of any Subsidiary to defer up to 60.0% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, we will match 100.0% of the participant's contribution up to the first 3.0% and then 50.0% of the next 2.0% for a maximum potential match of 4.0%. Employee's and our matching contributions will vest immediately.
Our contribution to the 401(k) Plan was approximately $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
On January 31, 2012, we sued the City of Santee in the United States District for the Southern District of California challenging its rent control ordinance on constitutional grounds. On September 26, 2013, we entered a settlement agreement with the City pursuant to which we are able to increase Site rents at the Meadowbrook community through January 1, 2034 as follows: (a) a one-time 2.5% rent increase on all Sites in January 2014; plus (b) annual rent increases of 100.0% of the consumer price index (CPI) beginning in 2014; and (c) a 10.0% increase in the rent on a site upon turnover of that site. Absent the settlement, the rent control ordinance limited us to annual rent increases of at most 70.0% of CPI with no increases on turnover of a site.
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
The trial commenced on January 27, 2014. On April 14-15, 2014, the jury entered verdicts against our Operating Partnership of approximately $15.3 million in compensatory damages and approximately $95.8 million in punitive damages. On October 6, 2014, we filed a motion for a new trial and a motion for partial judgment notwithstanding the jury's verdict. On December 5, 2014, after briefing and a hearing on those motions, the Superior Court entered an order granting us a new trial on the issue of damages while upholding the jury's determination of liability. As grounds for the ruling, the Superior Court cited excessive damages and insufficiency of the evidence to support the verdict as to the amount of damages awarded by the jury. The Superior Court's ruling overturned the April 2014 verdicts of $15.3 million in compensatory damages and $95.8 million in punitive damages. On January 28, 2015, we and the plaintiffs each served notices of appeal from the Superior Court's December 5, 2014 order. The Court of Appeal issued an order setting the briefing sequence and ordered commencement of the briefing. On December 15, 2015, the plaintiffs filed their opening appellants’ brief; on March 25, 2016, we filed our combined respondents’ and opening brief; on July 8, 2016, the plaintiffs filed their combined reply and cross-respondents’ brief; and on September 26, 2016, we filed our reply brief, which was the final brief pursuant to the Court of Appeal's order setting forth the briefing sequence.
We believe the allegations are without merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we have entered into an agreement to settle this matter. See below for further details.
Monte del Lago
On February 13, 2015, a group of tenants at our Monte del Lago Property in Castroville, California filed a complaint in the California Superior Court for Monterey County, Case No. M131016, alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. On May 13, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. Hearings on the motion were held on July 17, 2015 and September 18, 2015. On October 7, 2015, the Superior Court denied our motion. On December 3, 2015, we filed a notice of appeal from the denial of our motion, and on October 4, 2016, we filed our opening appellants' brief.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

We believe the allegations are without merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we have entered into an agreement to settle this matter. See below for further details.
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
On November 24, 2015, we filed a motion to compel arbitration with respect to certain plaintiffs and to stay the litigation pending the conclusion of the arbitration proceedings. The hearing on that motion was held on August 19, 2016, and the Superior Court granted our motion and ordered the plaintiffs subject to arbitration agreements to resolve all claims alleged in their complaint by arbitration and stayed the remainder of the litigation while the arbitration proceeded. On September 12, 2016, we filed a demand for arbitration seeking, among other things, a declaration, with respect to the plaintiffs subject to arbitration agreements, that their claims are without merit as well as for recovery of attorneys’ fees and costs. On September 30, 2016, plaintiffs filed an ex parte motion in the Superior Court requesting that the Superior Court stay the arbitration proceedings. The Superior Court heard oral argument on the motion on September 30, 2016, we filed a written opposition brief on October 5, 2016 and the Superior Court denied the motion on October 14, 2016. On October 18, 2016, the plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the Superior Court’s order compelling arbitration and requested an immediate stay of the arbitration. On October 19, 2016, the Court of Appeal denied the request for stay, without prejudice to plaintiffs’ resubmitting the request in the event they make a stay request to the arbitrator and that request is denied.
We believe the allegations are without merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we have entered into an agreement to settle this matter. See below for further details.
Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters
On January 18, 2017, we entered into agreements pursuant to which we agreed to settle each of the California Hawaiian matter, the Monte del Lago matter and the Santiago Estates matter. The settlement agreements provide that $9.9 million will be paid to settle the California Hawaiian matter, $1.5 million will be paid to settle the Monte del Lago matter and $1.9 million will be paid to settle the Santiago Estates matter. As a result, a litigation settlement payable was recorded in Accrued expenses and accounts payable as of December 31, 2016. In addition, an insurance receivable was recorded in escrow deposits, goodwill and other assets, net as of December 31, 2016, resulting in a net settlement of approximately $2.4 million reflected as a component of property rights initiatives and other, net on the consolidated statement of income for the year ended December 31, 2016. Each of the three plaintiff groups is represented by the same law firm, and these settlements resolve all pending matters brought by plaintiffs’ counsel against us or any of our affiliates. Pursuant to the settlement agreements, all plaintiffs will provide full releases to each of the defendants and their affiliates including with respect to the claims alleged in the lawsuits, and each of the lawsuits and related appeals will be dismissed with prejudice. The settlements do not constitute an admission of liability by us or any of our affiliates and were made to avoid the costs, risks and uncertainties inherent in litigation.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 18—Commitments and Contingencies (continued)

Alpine Lake RV Resort OSHA Citations
On February 19, 2016, we received a Citation and Notice of Penalty from the Occupational Safety and Health Administration (“OSHA”) alleging two willful and seven serious safety violations relating to the design and maintenance of the electrical system at our Alpine Lake RV Resort in Corinth, New York, and assessing fines totaling $0.2 million. We have been working with a certified third-party electrician to address the items raised in the citations.
On March 9, 2016, we attended an informal conference in Albany, New York with the OSHA Area Director. The matter was not resolved at the meeting, and we filed the required notice of contest on March 10, 2016 after which the matter was transferred to the Occupational Safety & Health Review Commission, which is represented by a solicitor from the Department of Labor. The solicitor filed a complaint on May 20, 2016, and the parties participated in a formal settlement conference on June 22, 2016. The parties did not reach a settlement at the formal settlement conference. We are involved in settlement discussions; however, absent the parties reaching a settlement, we anticipate that this matter will proceed to trial, which is currently scheduled to take place in April 2017. We intend to continue to vigorously defend ourselves, and at this time we are unable to predict the outcome of this matter.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the three years ended December 31, 2016, 2015 and 2014. The following tables summarize our segment financial information (amounts in thousands):

	Year Ended December 31, 2016
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$803,784	$52,496	$856,280
Operations expenses	(379,201)	(47,914)	(427,115)
Income from segment operations	424,583	4,582	429,165
Interest income	2,894	3,888	6,782
Depreciation on real estate assets and rental homes	(106,560)	(10,840)	(117,400)
Amortization of in-place leases	(3,373)	—	(3,373)
Income (loss) from operations	$317,544	$(2,370)	315,174
Reconciliation to Consolidated net income
Corporate interest income			63
Income from other investments, net			7,310
General and administrative			(31,004)
Property rights initiatives and other, net			(4,986)
Interest and related amortization			(102,030)
Equity in income of unconsolidated joint ventures			2,605
Consolidated net income			$187,132

Total assets	$3,250,205	$228,782	$3,478,987
Capital improvements	$57,825	$61,612	$119,437

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

	Year Ended December 31, 2015
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$758,834	$48,431	$807,265
Operations expenses	(360,353)	(42,637)	(402,990)
Income from segment operations	398,481	5,794	404,275
Interest income	2,813	4,119	6,932
Depreciation on real estate assets and rental homes	(102,747)	(10,862)	(113,609)
Amortization of in-place leases	(2,358)	—	(2,358)
Income (loss) from operations	$296,189	$(949)	295,240
Reconciliation to Consolidated net income
Corporate interest income			98
Income from other investments, net			7,359
General and administrative			(30,644)
Property rights initiatives and other			(2,986)
Early debt retirement			(16,913)
Interest and related amortization			(105,731)
Equity in income of unconsolidated joint ventures			4,089
Consolidated net income			$150,512

Total assets	$3,158,559	$241,841	$3,400,400
Capital improvements	$51,369	$42,430	$93,799

	Year Ended December 31, 2014
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$716,942	$44,467	$761,409
Operations expenses	(345,067)	(36,530)	(381,597)
Income from segment operations	371,875	7,937	379,812
Interest income	2,984	4,466	7,450
Depreciation on real estate assets and rental homes	(99,980)	(11,085)	(111,065)
Amortization of in-place leases	(3,999)	—	(3,999)
Income from operations	$270,880	$1,318	272,198
Reconciliation to Consolidated net income
Corporate interest income			897
Income from other investments, net			7,053
General and administrative			(27,410)
Property rights initiatives and other			(2,923)
Early debt retirement			(5,087)
Interest and related amortization			(112,295)
Equity in income of unconsolidated joint ventures			4,578
Gain on sale of property			1,457
Consolidated net income			$138,468

Total assets	$3,161,769	$267,456	$3,429,225
Capital improvements	$35,973	$27,748	$63,721

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
Community base rental income	$464,745	$442,046	$426,886
Resort base rental income	201,533	184,760	163,968
Right-to-use annual payments	45,035	44,443	44,860
Right-to-use contracts current period, gross	12,327	12,783	13,892
Right-to-use contract upfront payments, deferred, net	(3,079)	(4,231)	(5,501)
Utility income and other	81,427	76,153	70,209
Ancillary services revenues, net	1,796	2,880	2,628
Total property operations revenues	803,784	758,834	716,942
Expenses:
Property operating and maintenance	268,249	254,668	243,914
Real estate taxes	53,036	50,962	48,714
Sales and marketing, gross	11,056	11,751	12,418
Right-to-use contract commissions, deferred, net	(223)	(1,556)	(2,617)
Property management	47,083	44,528	42,638
Total property operations expenses	379,201	360,353	345,067
Income from property operations segment	$424,583	$398,481	$371,875
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
Gross revenue from home sales	$37,191	$33,150	$28,418
Brokered resale revenues, net	1,198	1,269	1,222
Rental home income (1)	14,107	14,012	14,827
Total revenues	52,496	48,431	44,467
Expenses:
Cost of home sales	37,456	32,279	26,747
Home selling expenses	3,575	3,191	2,342
Rental home operating and maintenance	6,883	7,167	7,441
Total expenses	47,914	42,637	36,530
Income from home sales and rentals operations segment	$4,582	$5,794	$7,937

(1)	Segment information does not include Site rental income included in Community base rental income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2016 and 2015 (amounts in thousands, except per share amounts):

2016	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$220,147	$210,081	$226,165	$214,042
Income from operations	$88,257	$72,090	$77,628	$77,199
Consolidated net income	$57,190	$40,804	$46,757	$42,381
Net income available for Common Stockholders	$50,583	$35,490	$40,998	$36,966
Basic weighted average Common Shares	84,321	84,516	85,015	85,163
Diluted weighted average Common Shares	92,041	92,264	92,910	92,965
Earnings income per Common Share outstanding—Basic	$0.60	$0.42	$0.48	$0.43
Earnings per Common Share outstanding—Diluted	$0.60	$0.42	$0.48	$0.43

2015	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$208,414	$201,480	$210,144	$201,616
Income from operations	$82,014	$68,097	$72,512	$72,617
Consolidated net income	$31,813	$36,826	$42,106	$39,767
Net income available for Common Stockholders	$27,185	$31,786	$36,673	$34,501
Based weighted average Common Shares	83,961	84,031	84,057	84,072
Diluted weighted average Common Shares	91,777	91,851	91,940	91,875
Earnings per Common Share outstanding—Basic	$0.32	$0.38	$0.44	$0.41
Earnings per Common Share outstanding—Diluted	$0.32	$0.38	$0.43	$0.41

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$141	$212	$751	$963	$(257)	2006
Apache East	Apache Junction	AZ	(5,365)	2,236	4,181	—	100	2,236	4,281	6,517	(1,014)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,617	932	4,836	5,768	(3,205)	1994
Araby	Yuma	AZ	(3,019)	1,440	4,345	—	974	1,440	5,319	6,759	(2,216)	2003
Cactus Gardens	Yuma	AZ	(6,631)	1,992	5,984	—	452	1,992	6,436	8,428	(2,661)	2004
Capri RV	Yuma	AZ	—	1,595	4,774	—	361	1,595	5,135	6,730	(1,774)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	900	706	3,940	4,646	(2,354)	1998
Casa del Sol East II	Glendale	AZ	(4,149)	2,103	6,283	—	3,045	2,103	9,328	11,431	(4,473)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	911	2,450	8,363	10,813	(4,994)	1998
Casa del Sol West I	Peoria	AZ	—	2,215	6,467	—	2,360	2,215	8,827	11,042	(4,652)	1996
Casita Verde RV	Casa Grande	AZ	—	719	2,179	—	147	719	2,326	3,045	(819)	2006
Central Park	Phoenix	AZ	(13,502)	1,612	3,784	—	1,718	1,612	5,502	7,114	(4,671)	1983
Countryside RV	Apache Junction	AZ	(8,757)	2,056	6,241	—	1,526	2,056	7,767	9,823	(3,588)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	180	2,394	4,196	6,590	(978)	2011
Desert Paradise	Yuma	AZ	—	666	2,011	—	286	666	2,297	2,963	(996)	2004
Desert Skies	Phoenix	AZ	(5,032)	792	3,126	—	777	792	3,903	4,695	(2,359)	1998
Desert Vista	Salome	AZ	—	66	268	—	212	66	480	546	(119)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,251	1,674	6,959	8,633	(4,134)	1998
Fiesta Grande RV	Casa Grande	AZ	—	2,869	8,653	—	970	2,869	9,623	12,492	(3,261)	2006
Foothill	Yuma	AZ	—	459	1,402	—	292	459	1,694	2,153	(719)	2003
Foothills West RV	Casa Grande	AZ	—	747	2,261	—	325	747	2,586	3,333	(935)	2006
Golden Sun RV	Apache Junction	AZ	(6,207)	1,678	5,049	—	528	1,678	5,577	7,255	(2,625)	2002
Hacienda De Valencia	Mesa	AZ	(12,989)	833	2,701	—	4,910	833	7,611	8,444	(5,318)	1984
Mesa Spirit	Mesa	AZ	(18,368)	17,382	25,238	191	(327)	17,573	24,911	42,484	(2,367)	2014
Mesa Verde	Cottonwood	AZ	(4,973)	1,387	4,148	—	550	1,387	4,698	6,085	(1,572)	2007
Monte Vista	Mesa	AZ	(22,874)	11,402	34,355	—	7,825	11,402	42,180	53,582	(16,135)	2004
Palm Shadows	Glendale	AZ	(5,696)	1,400	4,218	—	1,367	1,400	5,585	6,985	(4,012)	1993
Paradise	Sun City	AZ	(13,609)	6,414	19,263	11	2,360	6,425	21,623	28,048	(9,735)	2004
Sedona Shadows	Sedona	AZ	(9,961)	1,096	3,431	—	680	1,096	4,111	5,207	(2,856)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(86)	4,135	1,274	8,795	10,069	(5,042)	1994
Suni Sands	Yuma	AZ	—	1,249	3,759	—	480	1,249	4,239	5,488	(1,799)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$(6,166)	$1,000	$3,016	$—	$1,667	$1,000	$4,683	$5,683	$(3,025)	1994
Sunshine Valley	Chandler	AZ	—	9,139	12,912	—	939	9,139	13,851	22,990	(3,094)	2011
The Highlands at Brentwood	Mesa	AZ	(13,882)	1,997	6,024	—	2,217	1,997	8,241	10,238	(5,810)	1993
The Meadows	Tempe	AZ	(17,887)	2,613	7,887	—	4,334	2,613	12,221	14,834	(7,997)	1994
Valley Vista	Benson	AZ	—	115	429	—	111	115	540	655	(134)	2010
Venture In	Show Low	AZ	—	2,050	6,188	—	533	2,050	6,721	8,771	(2,414)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	1,602	1,456	4,992	6,448	(1,838)	2004
Viewpoint	Mesa	AZ	(53,833)	24,890	56,340	15	14,883	24,905	71,223	96,128	(27,089)	2004
Westpark	Wickenburg	AZ	(9,096)	4,495	10,517	—	474	4,495	10,991	15,486	(2,479)	2011
Whispering Palms	Phoenix	AZ	—	670	2,141	—	364	670	2,505	3,175	(1,585)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	5	334	415	1,302	1,717	(497)	2004
California Hawaiian	San Jose	CA	(29,548)	5,825	17,755	—	4,082	5,825	21,837	27,662	(13,373)	1997
Colony Park	Ceres	CA	—	890	2,837	—	1,004	890	3,841	4,731	(2,350)	1998
Concord Cascade	Pacheco	CA	(10,941)	985	3,016	—	2,629	985	5,645	6,630	(4,264)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,727	4,787	20,106	24,893	(14,503)	1994
Coralwood	Modesto	CA	—	—	5,047	—	1,128	—	6,175	6,175	(3,665)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	7,443	—	25,622	25,622	(17,292)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	444	—	660	660	(406)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,276)	2,103	7,201	—	2,560	2,103	9,761	11,864	(6,877)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	1,040	756	3,388	4,144	(1,861)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	1,125	317	1,862	2,179	(695)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	944	2,845	7,464	10,309	(4,598)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,138	974	3,405	4,379	(1,271)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,248	1,076	3,752	4,828	(1,374)	2004
Lamplighter	Spring Valley	CA	(21,317)	633	2,201	—	1,806	633	4,007	4,640	(3,084)	1983
Las Palmas	Rialto	CA	—	1,295	3,866	—	745	1,295	4,611	5,906	(1,875)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	475	8,336	16,249	24,585	(3,770)	2011
Meadowbrook	Santee	CA	(25,405)	4,345	12,528	—	2,693	4,345	15,221	19,566	(8,954)	1998
Monte del Lago	Castroville	CA	—	3,150	9,469	—	4,055	3,150	13,524	16,674	(7,648)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	1,423	1,881	5,801	7,682	(2,074)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$348	$—	$4,860	$4,860	$(3,119)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	1,212	401	2,146	2,547	(820)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,193	1,940	6,825	8,765	(2,536)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,683	1,835	5,954	7,789	(2,122)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	742	1,799	6,192	7,991	(2,476)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	3,225	2,661	9,419	12,080	(3,223)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	473	900	2,573	3,473	(925)	2006
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	660	1,155	4,129	5,284	(2,460)	1998
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	2,693	2,130	9,082	11,212	(4,713)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	1,068	871	3,097	3,968	(1,169)	2004
Rancho Valley	El Cajon	CA	(6,793)	685	1,902	—	1,595	685	3,497	4,182	(2,709)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,795	778	5,438	6,216	(2,582)	1999
Royal Oaks	Visalia	CA	—	602	1,921	—	951	602	2,872	3,474	(1,644)	1997
Russian River	Cloverdale	CA	—	368	868	5	214	373	1,082	1,455	(429)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	1,763	1,430	5,091	6,521	(1,825)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	1,958	1,660	6,931	8,591	(2,245)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	99	1,595	4,036	5,631	(1,340)	2007
Santiago Estates	Sylmar	CA	(25,493)	3,562	10,767	—	2,284	3,562	13,051	16,613	(7,555)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	702	871	3,405	4,276	(2,060)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	1,094	312	1,821	2,133	(523)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	4,532	2,972	11,449	14,421	(3,755)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	623	—	6,330	6,330	(3,901)	1997
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	668	—	6,096	6,096	(2,532)	2004
Turtle Beach	Manteca	CA	—	268	633	4	307	272	940	1,212	(352)	2004
Village of the Four Seasons	San Jose	CA	(22,080)	5,229	15,714	—	1,252	5,229	16,966	22,195	(6,916)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	10,193	—	27,809	27,809	(15,977)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	1,864	2,186	6,952	9,138	(2,551)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	2,569	2,072	7,392	9,464	(2,592)	2004
Bear Creek	Denver	CO	(6,547)	1,100	3,359	—	614	1,100	3,973	5,073	(2,367)	1998
Cimarron	Broomfield	CO	(20,630)	863	2,790	—	1,394	863	4,184	5,047	(5,553)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$—	$826	$2,415	$—	$2,442	$826	$4,857	$5,683	$(3,220)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	944	750	3,209	3,959	(1,889)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	4,803	1,694	9,868	11,562	(5,870)	1986
Hillcrest Village	Aurora	CO	(42,924)	1,912	5,202	289	4,393	2,201	9,595	11,796	(7,458)	1983
Holiday Hills	Denver	CO	—	2,159	7,780	—	6,569	2,159	14,349	16,508	(11,421)	1983
Holiday Village	Co. Springs	CO	—	567	1,759	—	1,777	567	3,536	4,103	(2,680)	1983
Pueblo Grande	Pueblo	CO	—	241	1,069	—	889	241	1,958	2,199	(1,569)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	3,392	1,928	7,800	9,728	(5,349)	1994
Stonegate Manor	North Windham	CT	(6,880)	6,011	12,336	—	315	6,011	12,651	18,662	(3,034)	2011
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	619	1,148	4,079	5,227	(2,519)	1998
Camelot Meadows	Rehoboth	DE	(11,151)	527	2,058	1,251	4,535	1,778	6,593	8,371	(3,927)	1998
Mariners Cove	Millsboro	DE	(20,966)	990	2,971	—	6,176	990	9,147	10,137	(6,327)	1987
McNicol	Rehoboth	DE	—	562	1,710	—	259	562	1,969	2,531	(1,159)	1998
Sweetbriar	Rehoboth	DE	—	498	1,527	—	603	498	2,130	2,628	(1,326)	1998
Waterford	Bear	DE	—	5,250	16,202	—	1,958	5,250	18,160	23,410	(7,621)	1996
Whispering Pines	Lewes	DE	—	1,536	4,609	—	1,783	1,536	6,392	7,928	(5,243)	1988
Audubon	Orlando	FL	—	4,622	7,200	—	318	4,622	7,518	12,140	(1,797)	2011
Barrington Hills	Hudson	FL	(4,653)	1,145	3,437	—	750	1,145	4,187	5,332	(1,801)	2004
Bay Indies	Venice	FL	(67,477)	10,483	31,559	10	8,011	10,493	39,570	50,063	(27,272)	1994
Bay Lake Estates	Nokomis	FL	(12,391)	990	3,390	—	1,993	990	5,383	6,373	(3,477)	1994
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	163	3,775	6,568	10,343	(1,478)	2011
Beacon Terrace	Lakeland	FL	(6,281)	5,372	9,153	—	321	5,372	9,474	14,846	(2,226)	2011
Breezy Hill RV	Pompano Beach	FL	(18,996)	5,424	16,555	—	2,090	5,424	18,645	24,069	(8,664)	2002
Buccaneer	N. Ft. Myers	FL	(33,494)	4,207	14,410	—	3,684	4,207	18,094	22,301	(12,303)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,528	3,637	7,477	11,114	(4,170)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	1,528	—	1,756	1,756	(691)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	673	1,741	5,843	7,584	(2,415)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	558	6,799	10,979	17,778	(2,688)	2011
Carriage Cove	Daytona Beach	FL	(11,001)	2,914	8,682	—	1,545	2,914	10,227	13,141	(6,292)	1998
Cheron Village	Davie	FL	(5,390)	10,393	6,217	—	161	10,393	6,378	16,771	(1,848)	2011
Clerbrook	Clermont	FL	—	3,883	11,700	—	1,723	3,883	13,423	17,306	(4,735)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$—	$13,684	$24,106	$—	$811	$13,684	$24,917	$38,601	$(5,789)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	240	1,092	2,418	3,510	(410)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	458	1,602	5,280	6,882	(2,268)	2004
Colony Cove	Ellenton	FL	(108,354)	28,660	92,457	35,859	6,007	64,519	98,464	162,983	(22,481)	2011
Coquina Crossing	Elkton	FL	(31,710)	5,274	5,545	—	18,396	5,274	23,941	29,215	(10,540)	1999
Coral Cay	Margate	FL	(21,548)	5,890	20,211	—	8,211	5,890	28,422	34,312	(19,297)	1994
Country Place (2)	New Port Richey	FL	(21,209)	663	—	18	7,814	681	7,814	8,495	(5,835)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	7,371	3,711	18,504	22,215	(10,720)	1998
Covington Estates	Saint Cloud	FL	(9,799)	3,319	7,253	—	175	3,319	7,428	10,747	(1,752)	2011
Crystal Isles	Crystal River	FL	—	926	2,787	10	1,717	936	4,504	5,440	(1,694)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	557	3,767	7,391	11,158	(1,706)	2011
Down Yonder	Largo	FL	(11,976)	2,652	7,981	—	1,152	2,652	9,133	11,785	(4,146)	1998
East Bay Oaks	Largo	FL	(10,203)	1,240	3,322	—	1,434	1,240	4,756	5,996	(4,010)	1983
Eldorado Village	Largo	FL	(6,815)	778	2,341	—	1,236	778	3,577	4,355	(2,902)	1983
Emerald Lake	Punta Gorda	FL	(4,714)	3,598	5,197	—	386	3,598	5,583	9,181	(1,299)	2011
Featherock	Valrico	FL	(21,118)	11,369	22,770	—	579	11,369	23,349	34,718	(5,061)	2011
Fiesta Key	Long Key	FL	—	16,611	7,338	—	3,010	16,611	10,348	26,959	(1,054)	2013
Forest Lake Estates	Zephyrhills	FL	—	—	537	—	51	—	588	588	(13)	2016
Forest Lake Estates	Zephyrhills	FL	(21,718)	40,716	33,918	—	—	40,716	33,918	74,634	(2,581)	2016
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	382	1,188	3,930	5,118	(1,798)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	709	3,853	8,676	12,529	(2,111)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	265	619	2,147	2,766	(986)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,462	1,848	9,670	11,518	(4,589)	2001
Gulf Air Resort	Fort Myers Beach	FL	(6,502)	1,609	4,746	—	455	1,609	5,201	6,810	(2,228)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,250	717	3,408	4,125	(1,494)	2004
Hacienda Village	New Port Richey	FL	(18,364)	4,297	13,088	—	2,344	4,297	15,432	19,729	(6,840)	2002
Harbor Lakes	Port Charlotte	FL	(19,017)	3,384	10,154	—	1,004	3,384	11,158	14,542	(4,682)	2004
Harbor View	New Port Richey	FL	(19,684)	4,030	12,146	—	592	4,030	12,738	16,768	(5,964)	2002
Haselton Village	Eustis	FL	(6,285)	3,800	8,955	—	344	3,800	9,299	13,099	(2,049)	2011
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,305	2,403	9,564	11,967	(6,821)	1994
Heron Cay	Vero Beach	FL	(30,600)	14,368	23,792	—	664	14,368	24,456	38,824	(5,592)	2011
Hidden Valley	Orlando	FL	(8,831)	11,398	12,861	—	406	11,398	13,267	24,665	(3,174)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Highland Wood RV	Pompano Beach	FL	$—	$1,043	$3,130	$42	$309	$1,084	$3,439	$4,523	$(1,637)	2002
Hillcrest	Clearwater	FL	(6,729)	1,278	3,928	—	1,337	1,278	5,265	6,543	(3,246)	1998
Holiday Ranch	Clearwater	FL	(4,226)	925	2,866	—	504	925	3,370	4,295	(2,055)	1998
Holiday Village	Ormond Beach	FL	(8,972)	2,610	7,837	—	575	2,610	8,412	11,022	(3,937)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	224	350	1,598	1,948	(1,003)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,037	1,089	4,413	5,502	(2,747)	1998
Island Vista	North Ft. Myers	FL	—	5,004	15,066	—	1,527	5,004	16,593	21,597	(5,418)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	97	1,696	3,161	4,857	(770)	2011
Lake Fairways	N. Ft. Myers	FL	(42,525)	6,075	18,134	35	3,362	6,110	21,496	27,606	(14,846)	1994
Lake Haven	Dunedin	FL	(15,321)	1,135	4,047	—	3,615	1,135	7,662	8,797	(5,738)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,053	1,595	5,846	7,441	(2,379)	2004
Lake Village	Nokomis	FL	(17,304)	15,850	18,099	—	377	15,850	18,476	34,326	(4,246)	2011
Lake Worth Village	Lake Worth	FL	(8,348)	14,959	24,501	—	1,974	14,959	26,475	41,434	(6,261)	2011
Lakeland Harbor	Lakeland	FL	(15,757)	10,446	17,376	—	264	10,446	17,640	28,086	(4,073)	2011
Lakeland Junction	Lakeland	FL	(3,893)	3,018	4,752	—	120	3,018	4,872	7,890	(1,167)	2011
Lakes at Countrywood	Plant City	FL	(9,428)	2,377	7,085	—	2,056	2,377	9,141	11,518	(4,579)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	377	3,275	7,542	10,817	(1,710)	2011
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	1,852	1,862	7,479	9,341	(5,275)	1994
Lighthouse Pointe	Port Orange	FL	(12,349)	2,446	7,483	23	1,506	2,469	8,989	11,458	(5,595)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	891	2,300	7,794	10,094	(3,298)	2004
Maralago Cay	Lantana	FL	—	5,325	15,420	—	5,748	5,325	21,168	26,493	(12,640)	1997
Meadows at Countrywood	Plant City	FL	(20,741)	4,514	13,175	—	9,808	4,514	22,983	27,497	(10,759)	1998
Miami Everglades	Miami	FL	—	5,362	6,238	—	170	5,362	6,408	11,770	(603)	2015
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	10,598	5,997	31,233	37,230	(20,435)	1994
Oak Bend	Ocala	FL	—	850	2,572	—	1,332	850	3,904	4,754	(2,790)	1993
Oaks at Countrywood	Plant City	FL	(3,831)	846	2,513	—	1,372	846	3,885	4,731	(3,482)	1998
Orange Lake	Clermont	FL	(5,057)	4,303	6,815	—	346	4,303	7,161	11,464	(1,734)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	4,605	3,015	11,622	14,637	(3,720)	2004
Palm Beach Colony	West Palm Beach	FL	(11,987)	5,930	10,113	8	751	5,938	10,864	16,802	(2,498)	2011
Park City West	Fort Lauderdale	FL	(13,461)	4,184	12,561	—	906	4,184	13,467	17,651	(5,735)	2004
Parkwood Communities	Wildwood	FL	(9,216)	6,990	15,115	—	440	6,990	15,555	22,545	(3,657)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$(4,080)	$1,494	$4,484	$—	$765	$1,494	$5,249	$6,743	$(2,197)	2004
Peace River	Wauchula	FL	—	900	2,100	—	739	900	2,839	3,739	(961)	2006
Pickwick	Port Orange	FL	(19,401)	2,803	8,870	—	1,462	2,803	10,332	13,135	(6,320)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	833	1,678	5,877	7,555	(1,758)	2007
Pine Lakes	N. Ft. Myers	FL	(33,667)	6,306	14,579	21	8,054	6,327	22,633	28,960	(15,464)	1994
Pioneer Village	N. Ft. Myers	FL	(14,158)	4,116	12,353	—	1,943	4,116	14,296	18,412	(6,171)	2004
Ramblers Rest	Venice	FL	—	4,646	14,201	—	5,588	4,646	19,789	24,435	(6,284)	2006
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	340	8,769	9,131	17,900	(2,215)	2011
Riverside RV	Arcadia	FL	—	8,400	11,905	—	—	8,400	11,905	20,305	(132)	2016
Rose Bay	Port Orange	FL	—	3,866	3,528	—	202	3,866	3,730	7,596	(681)	2016
Royal Coachman	Nokomis	FL	(11,252)	5,321	15,978	—	1,495	5,321	17,473	22,794	(7,508)	2004
Shady Lane Oaks	Clearwater	FL	(5,484)	4,984	8,482	—	251	4,984	8,733	13,717	(2,149)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	100	3,102	5,580	8,682	(1,376)	2011
Shangri La	Largo	FL	—	1,722	5,200	—	285	1,722	5,485	7,207	(2,315)	2004
Sherwood Forest	Kissimmee	FL	(27,660)	4,852	14,596	—	6,685	4,852	21,281	26,133	(12,205)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	3,305	3,438	6,926	10,364	(3,875)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	269	1,649	5,297	6,946	(2,470)	2002
Silver Dollar	Odessa	FL	(12,954)	4,107	12,431	240	2,583	4,347	15,014	19,361	(6,290)	2004
Sixth Ave.	Zephryhills	FL	—	837	2,518	—	87	837	2,605	3,442	(1,125)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,568	2,169	9,452	11,621	(5,484)	1998
Southernaire	Mt. Dora	FL	—	796	2,395	—	196	796	2,591	3,387	(1,083)	2004
Space Coast	Rockledge	FL	—	2,413	3,716	—	93	2,413	3,809	6,222	(498)	2014
Starlight Ranch	Orlando	FL	(35,860)	13,543	20,388	—	1,056	13,543	21,444	34,987	(5,329)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	851	2,001	6,855	8,856	(2,965)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	—	3,099	9,286	—	988	3,099	10,274	13,373	(4,162)	2004
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	3,568	5,273	19,390	24,663	(7,856)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	689	1,603	5,502	7,105	(2,212)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	173	2,678	4,189	6,867	(1,072)	2011
Terra Ceia	Palmetto	FL	—	965	2,905	—	358	965	3,263	4,228	(1,350)	2004
The Heritage	N. Ft. Myers	FL	(11,102)	1,438	4,371	346	4,332	1,784	8,703	10,487	(5,897)	1993
The Meadows	Palm Beach Gardens	FL	(10,203)	3,229	9,870	—	6,386	3,229	16,256	19,485	(7,997)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	384	228	1,068	1,296	(382)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Toby’s	Arcadia	FL	$(3,643)	$1,093	$3,280	$—	$422	$1,093	$3,702	$4,795	$(1,602)	2003
Topics	Spring Hill	FL	—	844	2,568	—	564	844	3,132	3,976	(1,316)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	7,708	5,677	24,824	30,501	(11,457)	2004
Tropical Palms	Punta Gorda	FL	—	2,365	7,286	—	2,556	2,365	9,842	12,207	(2,883)	2006
Vacation Village	Largo	FL	(4,781)	1,315	3,946	—	607	1,315	4,553	5,868	(1,844)	2004
Vero Palm	Vero Beach	FL	(12,286)	6,697	9,025	—	301	6,697	9,326	16,023	(2,188)	2011
Village Green	Vero Beach	FL	(22,178)	15,901	25,175	—	871	15,901	26,046	41,947	(6,381)	2011
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	2,242	2,250	9,164	11,414	(6,288)	1993
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	407	8,218	14,461	22,679	(3,421)	2011
Windmill Manor	Bradenton	FL	(14,264)	2,153	6,125	—	1,872	2,153	7,997	10,150	(4,720)	1998
Windmill Village	N. Ft. Myers	FL	—	1,417	5,440	—	2,253	1,417	7,693	9,110	(6,858)	1983
Winds of St. Armands North	Sarasota	FL	(25,995)	1,523	5,063	—	3,474	1,523	8,537	10,060	(6,943)	1983
Winds of St. Armands South	Sarasota	FL	(16,942)	1,106	3,162	—	1,362	1,106	4,524	5,630	(3,895)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	504	2,321	7,466	9,787	(2,383)	2007
Coach Royale	Boise	ID	—	465	1,685	—	20	465	1,705	2,170	(445)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	129	1,358	5,280	6,638	(1,335)	2011
Shenandoah Estates	Boise	ID	—	1,287	7,603	—	336	1,287	7,939	9,226	(1,664)	2011
West Meadow Estates	Boise	ID	(7,953)	1,371	6,770	—	129	1,371	6,899	8,270	(1,572)	2011
Golf Vistas Estates	Monee	IL	(11,386)	2,842	4,719	1	5,991	2,843	10,710	13,553	(6,694)	1997
O'Connell's	Amboy	IL	(4,130)	1,648	4,974	—	2,255	1,648	7,229	8,877	(2,653)	2004
Pheasant Lake Estates	Beecher	IL	—	12,764	42,183	—	208	12,764	42,391	55,155	(6,433)	2013
Pine Country	Belvidere	IL	—	53	166	—	640	53	806	859	(167)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	7,656	6,138	28,689	34,827	(18,840)	1994
Hoosier Estates	Lebanon	IN	—	2,293	7,197	—	110	2,293	7,307	9,600	(1,614)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	570	157	935	1,092	(293)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	3,425	456	4,486	4,942	(921)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	193	426	1,474	1,900	(608)	2004
North Glen Village	Westfield	IN	—	2,308	6,333	—	144	2,308	6,477	8,785	(1,539)	2011
Oak Tree Village	Portage	IN	—	569	—	—	4,101	569	4,101	4,670	(3,237)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	384	1,399	4,570	5,969	(1,540)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	172	530	1,684	2,214	(599)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Gateway to Cape Cod	Rochester	MA	$—	$91	$288	$—	$345	$91	$633	$724	$(214)	2006
Hillcrest	Rockland	MA	(1,771)	2,034	3,182	—	124	2,034	3,306	5,340	(792)	2011
Old Chatham RV	South Dennis	MA	(7,354)	1,760	5,293	—	264	1,760	5,557	7,317	(2,066)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	669	110	1,016	1,126	(256)	2006
The Glen	Norwell	MA	—	940	1,680	—	6	940	1,686	2,626	(414)	2011
Fernwood	Capitol Heights	MD	(14,457)	6,556	11,674	—	510	6,556	12,184	18,740	(2,813)	2011
Williams Estates and Peppermint Woods	Middle River	MD	(37,776)	22,774	42,575	—	957	22,774	43,532	66,306	(9,919)	2011
Moody Beach	Moody	ME	—	93	292	—	527	93	819	912	(195)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(10,953)	1,942	5,827	—	1,365	1,942	7,192	9,134	(2,554)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	250	1,037	3,377	4,414	(1,008)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	150	1,451	4,558	6,009	(1,365)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	131	267	933	1,200	(289)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	206	176	722	898	(262)	2006
Lake in the Hills	Auburn Hills	MI	(4,000)	1,792	5,599	—	147	1,792	5,746	7,538	(1,522)	2011
St Clair	St Clair	MI	—	453	1,068	6	404	459	1,472	1,931	(598)	2004
Swan Creek	Ypsilanti	MI	(5,227)	1,844	7,180	—	226	1,844	7,406	9,250	(1,953)	2011
Cedar Knolls	Apple Valley	MN	(15,450)	10,021	14,357	—	314	10,021	14,671	24,692	(3,764)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	816	11,097	23,948	35,045	(3,411)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	165	2,959	9,047	12,006	(2,237)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	218	4,314	9,150	13,464	(2,118)	2011
Bogue Pines	Newport	NC	—	1,476	2,592	—	—	1,476	2,592	4,068	(383)	2015
Forest Lake	Advance	NC	—	986	2,325	13	754	999	3,079	4,078	(1,179)	2004
Goose Creek	Newport	NC	(15,646)	4,612	13,848	750	2,095	5,362	15,943	21,305	(6,615)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	860	1,037	3,935	4,972	(1,226)	2006
Lake Gaston	Littleton	NC	—	130	409	—	472	130	881	1,011	(245)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	447	1,504	5,034	6,538	(1,718)	2006
Scenic	Asheville	NC	—	1,183	3,511	—	461	1,183	3,972	5,155	(1,318)	2006
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	666	1,709	4,027	5,736	(1,655)	2004
Waterway RV	Cedar Point	NC	(5,615)	2,392	7,185	—	815	2,392	8,000	10,392	(3,239)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,082	—	51	3,096	5,133	8,229	(683)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Buena Vista	Fargo	ND	$—	$4,563	$14,949	$—	$543	$4,563	$15,492	$20,055	$(3,493)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	249	943	3,156	4,099	(757)	2011
Pine Acres	Raymond	NH	—	3,096	2,102	—	205	3,096	2,307	5,403	(519)	2014
Sandy Beach RV	Contoocook	NH	—	1,755	5,265	—	173	1,755	5,438	7,193	(2,076)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	665	3,557	4,575	8,132	(1,365)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	1,121	341	1,917	2,258	(470)	2004
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	966	2,840	4,011	6,851	(542)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	1,872	378	3,064	3,442	(952)	2006
Mays Landing	Mays Landing	NJ	—	536	289	—	218	536	507	1,043	(52)	2014
Pine Ridge at Crestwood	Whiting	NJ	—	17,367	33,127	—	1,082	17,367	34,209	51,576	(7,962)	2011
Sea Pines	Swainton	NJ	—	198	625	—	1,227	198	1,852	2,050	(477)	2006
Bonanza	Las Vegas	NV	—	908	2,643	—	1,900	908	4,543	5,451	(3,692)	1983
Boulder Cascade	Las Vegas	NV	(7,762)	2,995	9,020	—	2,709	2,995	11,729	14,724	(7,001)	1998
Cabana	Las Vegas	NV	(8,608)	2,648	7,989	—	1,070	2,648	9,059	11,707	(6,470)	1994
Flamingo West	Las Vegas	NV	(12,731)	1,730	5,266	—	1,885	1,730	7,151	8,881	(4,959)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	866	1,063	3,339	4,402	(1,183)	2004
Mountain View - NV	Henderson	NV	(19,035)	16,665	25,915	—	498	16,665	26,413	43,078	(5,944)	2011
Villa Borega	Las Vegas	NV	(9,037)	2,896	8,774	—	1,246	2,896	10,020	12,916	(6,317)	1997
Alpine Lake	Corinth	NY	—	4,783	14,125	153	1,972	4,936	16,097	21,033	(5,796)	2005
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	5,445	7,325	26,586	33,911	(9,456)	2005
Greenwood Village	Manorville	NY	(22,623)	3,667	9,414	484	6,061	4,151	15,475	19,626	(8,426)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	3,606	3,562	14,314	17,876	(4,714)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	78	540	1,704	2,244	(504)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	703	1,115	3,943	5,058	(1,324)	2006
The Woodlands	Lockport	NY	—	12,183	39,687	—	926	12,183	40,613	52,796	(9,737)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	249	299	945	1,244	(341)	2004
Wilmington	Wilmington	OH	—	235	555	3	320	238	875	1,113	(298)	2004
Bend	Bend	OR	—	733	1,729	10	956	743	2,685	3,428	(951)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	677	1,112	4,103	5,215	(2,520)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mt. Hood	Welches	OR	$—	$1,817	$5,733	$—	$562	$1,817	$6,295	$8,112	$(3,095)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	14	1,458	1,090	3,997	5,087	(1,570)	2004
Portland Fairview	Fairview	OR	—	7,330	10,278	—	—	7,330	10,278	17,608	(571)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	663	—	3,912	3,912	(2,385)	1997
Seaside	Seaside	OR	—	891	2,101	12	856	903	2,957	3,860	(1,108)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	615	1,197	4,308	5,505	(2,690)	1997
South Jetty	Florence	OR	—	678	1,598	9	547	687	2,145	2,832	(786)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	713	764	2,490	3,254	(940)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	567	1,666	5,611	7,277	(1,866)	2006
Circle M	Lancaster	PA	—	330	1,041	—	1,054	330	2,095	2,425	(585)	2006
Dutch County	Manheim	PA	—	88	278	—	184	88	462	550	(144)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	205	111	555	666	(183)	2006
Green Acres	Breinigsville	PA	—	2,680	7,479	—	4,686	2,680	12,165	14,845	(9,667)	1988
Greenbriar Village	Bath	PA	—	8,359	16,941	—	293	8,359	17,234	25,593	(3,843)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	1,765	1,301	4,793	6,094	(1,671)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	975	5,627	14,568	20,195	(3,160)	2011
Mountain View - PA	Walnutport	PA	(6,352)	3,207	7,182	—	271	3,207	7,453	10,660	(1,698)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	316	1,263	4,102	5,365	(1,080)	2009
Scotrun	Scotrun	PA	—	153	483	—	217	153	700	853	(228)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	679	1,593	5,474	7,067	(2,272)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	412	866	3,013	3,879	(775)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	424	296	1,357	1,653	(455)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	120	206	769	975	(245)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	455	463	1,533	1,996	(547)	2004
Inlet Oaks	Murrells Inlet	SC	—	1,546	4,642	—	228	1,546	4,870	6,416	(1,717)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	105	267	915	1,182	(323)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	111	120	390	510	(149)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	743	540	2,000	2,540	(727)	2004
Alamo Palms Resort	Harlingen	TX	(6,341)	1,562	7,924	—	266	1,562	8,190	9,752	(1,774)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	809	444	1,842	2,286	(574)	2004
Colorado River	Columbus	TX	—	466	1,099	6	479	472	1,578	2,050	(534)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	982	627	2,863	3,490	(1,243)	2004
Fun n Sun RV	San Benito	TX	(6,217)	2,533	5,560	412	6,425	2,945	11,985	14,930	(7,115)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	5,832	1,381	9,046	10,427	(2,190)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Tawakoni	Point	TX	$—	$35	$2,320	$—	$455	$35	$2,775	$2,810	$(1,049)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,410	494	2,561	3,055	(803)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	1,138	689	2,740	3,429	(899)	2004
Lakewood	Harlingen	TX	—	325	979	—	322	325	1,301	1,626	(562)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	1,108	948	3,316	4,264	(1,285)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	993	1,568	5,698	7,266	(2,385)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	453	448	1,798	2,246	(723)	2004
Southern Comfort	Weslaco	TX	(4,672)	1,108	3,323	—	451	1,108	3,774	4,882	(1,635)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,310	1,494	5,794	7,288	(2,409)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	668	1,221	4,477	5,698	(2,133)	2002
Victoria Palms Resort	Harlingen	TX	(10,729)	2,849	12,305	—	1,059	2,849	13,364	16,213	(3,041)	2012
All Seasons	Salt Lake City	UT	—	510	1,623	—	573	510	2,196	2,706	(1,346)	1997
St. George	Hurricane	UT	—	64	264	2	481	66	745	811	(143)	2010
Westwood Village	Farr West	UT	(9,607)	1,346	4,179	—	2,271	1,346	6,450	7,796	(3,825)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	2,315	1,246	5,215	6,461	(1,740)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	569	64	771	835	(206)	2006
Lynchburg	Gladys	VA	—	266	627	4	323	270	950	1,220	(347)	2004
Meadows of Chantilly	Chantilly	VA	(43,078)	5,430	16,440	—	7,566	5,430	24,006	29,436	(15,856)	1994
Regency Lakes	Winchester	VA	(9,354)	9,757	19,055	—	1,207	9,757	20,262	30,019	(4,548)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	333	610	1,752	2,362	(696)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	265	111	615	726	(179)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	164	509	1,349	1,858	(537)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	1,268	598	2,660	3,258	(903)	2004
Crescent Bar	Quincy	WA	—	314	741	4	442	318	1,183	1,501	(444)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	343	475	1,768	2,243	(522)	2008
Kloshe Illahee	Federal Way	WA	(15,512)	2,408	7,286	—	805	2,408	8,091	10,499	(5,107)	1997
La Conner	La Conner	WA	—	—	2,016	—	1,004	—	3,020	3,020	(1,262)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	704	796	2,557	3,353	(975)	2004
Little Diamond	Newport	WA	—	353	834	5	829	358	1,663	2,021	(511)	2004
Long Beach	Seaview	WA	—	321	758	4	396	325	1,154	1,479	(397)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	860	629	2,324	2,953	(861)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/16
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Oceana	Oceana City	WA	$—	$283	$668	$4	$187	$287	$855	$1,142	$(306)	2004
Paradise	Silver Creek	WA	—	466	1,099	7	477	473	1,576	2,049	(574)	2004
Tall Chief	Fall City	WA	—	314	946	—	419	314	1,365	1,679	(358)	2010
Thunderbird	Monroe	WA	—	500	1,178	8	316	508	1,494	2,002	(587)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	527	522	2,143	2,665	(718)	2006
Blackhawk	Milton	WI	—	1,789	7,613	—	306	1,789	7,919	9,708	(1,026)	2014
Fremont	Fremont	WI	—	1,437	4,296	—	840	1,437	5,136	6,573	(2,064)	2004
Lakeland	Milton	WI	(8,250)	3,159	13,830	—	103	3,159	13,933	17,092	(1,773)	2014
Neshonoc Lakeside	LaCrosse County	WI	(5,330)	1,106	4,862	—	80	1,106	4,942	6,048	(615)	2013
Plymouth Rock	Elkhart Lake	WI	(6,812)	2,293	6,879	—	676	2,293	7,555	9,848	(1,953)	2009
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	403	4,474	16,997	21,471	(2,627)	2013
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	474	714	2,626	3,340	(914)	2006
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	711	5,382	20,443	25,825	(3,196)	2013
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	243	556	1,872	2,428	(752)	2004
Subtotal of Properties Held for Long Term			(1,891,900)	1,122,598	2,669,992	41,390	600,412	1,163,987	3,270,404	4,434,391	(1,330,022)
Realty Systems, Inc.			—	—	—	—	228,057	—	228,057	228,057	(50,987)
Management Business and other			—	—	436	—	22,452	—	22,888	22,888	(18,522)
			$(1,891,900)	$1,122,598	$2,670,428	$41,390	$850,921	$1,163,987	$3,521,349	$4,685,336	$(1,399,531)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$4,477,599	$4,387,913	$4,228,106
Acquisitions	120,448	23,900	122,366
Improvements	119,437	93,799	63,721
Dispositions and other	(32,148)	(28,013)	(26,280)
Balance, end of year	$4,685,336	$4,477,599	$4,387,913

The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$1,282,423	$1,169,492	$1,058,540
Depreciation expense (a)	117,400	113,609	111,065
Amortization of in-place leases	3,373	2,358	3,999
Dispositions and other	(3,665)	(3,036)	(4,112)
Balance, end of year	$1,399,531	$1,282,423	$1,169,492
________________________

(a)	Includes depreciation from rental operations of approximately $10.7 million, for the years ended December 31, 2016 and 2015 and approximately $10.9 million for the year ended December 31, 2014.