Form 10-Q
period 2017-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2017-05-03
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
86,842,419 shares of Common Stock as of April 27, 2017.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
(amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investment in real estate:
Land	$1,163,987	$1,163,987
Land improvements	2,903,564	2,893,759
Buildings and other depreciable property	635,248	627,590
	4,702,799	4,685,336
Accumulated depreciation	(1,429,999)	(1,399,531)
Net investment in real estate	3,272,800	3,285,805
Cash	73,248	56,340
Notes receivable, net	34,239	34,520
Investment in unconsolidated joint ventures	19,187	19,369
Deferred commission expense	31,357	31,375
Escrow deposits, goodwill, and other assets, net	40,210	51,578
Total Assets	$3,471,041	$3,478,987
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$1,859,890	$1,891,900
Term loan	199,431	199,379
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	85,554	89,864
Deferred revenue – upfront payments from right-to-use contracts	82,264	81,484
Deferred revenue – right-to-use annual payments	13,316	9,817
Accrued interest payable	8,212	8,379
Rents and other customer payments received in advance and security deposits	77,398	76,906
Distributions payable	45,230	39,411
Total Liabilities	2,371,295	2,397,140
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of March 31, 2017 and December 31, 2016; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of March 31, 2017 and December 31, 2016 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 86,841,775 and 85,529,386 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	866	854
Paid-in capital	1,117,628	1,103,048
Distributions in excess of accumulated earnings	(216,724)	(231,276)
Accumulated other comprehensive loss	(1)	(227)
Total Stockholders’ Equity	1,037,913	1,008,543
Non-controlling interests – Common OP Units	61,833	73,304
Total Equity	1,099,746	1,081,847
Total Liabilities and Equity	$3,471,041	$3,478,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2017	March 31, 2016
Revenues:
Community base rental income	$120,692	$114,076
Rental home income	3,605	3,545
Resort base rental income	61,068	55,434
Right-to-use annual payments	11,252	11,054
Right-to-use contracts current period, gross	3,206	2,532
Right-to-use contract upfront payments, deferred, net	(775)	(302)
Utility and other income	22,126	20,793
Gross revenues from home sales	7,027	8,214
Brokered resale revenues and ancillary services revenues, net	1,661	1,418
Interest income	1,770	1,660
Income from other investments, net	757	1,723
Total revenues	232,389	220,147
Expenses:
Property operating and maintenance	68,054	62,954
Rental home operating and maintenance	1,551	1,525
Real estate taxes	14,037	13,198
Sales and marketing, gross	2,690	2,493
Right-to-use contract commissions, deferred, net	(84)	104
Property management	12,560	11,763
Depreciation on real estate assets and rental homes	30,109	28,656
Amortization of in-place leases	1,032	335
Cost of home sales	7,119	8,281
Home selling expenses	925	834
General and administrative	7,373	7,407
Property rights initiatives and other, net	219	654
Interest and related amortization	24,879	25,634
Total expenses	170,464	163,838
Income before equity in income of unconsolidated joint ventures	61,925	56,309
Equity in income of unconsolidated joint ventures	1,150	881
Consolidated net income	63,075	57,190

Income allocated to non-controlling interests – Common OP Units	(3,890)	(4,310)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)
Net income available for Common Stockholders	$56,888	$50,583

Consolidated net income	$63,075	$57,190
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	226	(608)
Consolidated comprehensive income	63,301	56,582
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,904)	(4,262)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,297)	(2,297)
Comprehensive income attributable to Common Stockholders	$57,100	$50,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2017	March 31, 2016
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.66	$0.60
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.65	$0.60

Distributions declared per Common Share outstanding	$0.488	$0.425
Weighted average Common Shares outstanding – basic	86,048	84,321
Weighted average Common Shares outstanding – fully diluted	93,011	92,041

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2017
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2016	$854	$1,103,048	$136,144	$(231,276)	$73,304	$(227)	$1,081,847
Conversion of Common OP Units to Common Stock	12	15,339	—	—	(15,351)	—	—
Issuance of Common Stock through employee stock purchase plan	—	403	—	—	—	—	403
Compensation expenses related to restricted stock	—	1,755	—	—	—	—	1,755
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,885)	—	—	2,885	—	—
Adjustment for fair market value of swap	—	—	—	—	—	226	226
Net income	—	—	2,297	56,888	3,890	—	63,075
Distributions	—	—	(2,297)	(42,335)	(2,895)	—	(47,527)
Other	—	(32)	—	(1)	—	—	(33)
Balance, March 31, 2017	$866	$1,117,628	$136,144	$(216,724)	$61,833	$(1)	$1,099,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2017 and 2016
(amounts in thousands)
(unaudited)

	Quarters Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Consolidated net income	$63,075	$57,190
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	30,398	28,935
Amortization of in-place leases	1,032	335
Amortization of loan costs	898	979
Debt premium amortization	(655)	(885)
Equity in income of unconsolidated joint ventures	(1,150)	(881)
Distributions of income from unconsolidated joint ventures	1,115	553
Stock-based compensation	1,755	1,914
Revenue recognized from right-to-use contract upfront payments	(2,426)	(2,230)
Commission expense recognized related to right-to-use contracts	1,090	1,002
Long term incentive plan compensation	337	(4,314)
Recovery for uncollectible rents receivable	(53)	(178)
Changes in assets and liabilities:
Notes receivable activity, net	(45)	164
Deferred commission expense	(1,072)	(895)
Escrow deposits, goodwill and other assets	18,316	7,746
Accrued expenses and accounts payable	(5,526)	6,209
Deferred revenue – upfront payments from right-to-use contracts	3,206	2,532
Deferred revenue – right-to-use annual payments	3,499	3,737
Rents received in advance and security deposits	492	(147)
Net cash provided by operating activities	114,286	101,766
Cash Flows From Investing Activities:
Real estate acquisition	—	(7,387)
Investment in unconsolidated joint ventures	—	(5,000)
Repayments of notes receivable	2,461	2,712
Issuance of notes receivable	(2,212)	(1,874)
Capital improvements	(24,354)	(22,495)
Net cash used in investing activities	(24,105)	(34,044)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	403	5,323
Distributions:
Common Stockholders	(36,364)	(31,612)
Common OP Unitholders	(3,047)	(2,703)
Preferred Stockholders	(2,297)	(2,297)
Principal payments and mortgage debt payoff	(31,887)	(19,535)
Debt issuance and defeasance costs	(49)	(8)
Other	(32)	(41)
Net cash used in financing activities	(73,273)	(50,873)
Net increase in cash and cash equivalents	16,908	16,849
Cash, beginning of period	56,340	80,258
Cash, end of period	$73,248	$97,107

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2017 and 2016
(amounts in thousands)
(unaudited)

	Quarters Ended
	March 31, 2017	March 31, 2016
Supplemental Information:
Cash paid during the period for interest	$25,618	$26,535
Capital improvements – used homes acquired by repossessions	77	317
Net repayments of notes receivable – used homes acquired by repossessions	(77)	(317)
Building and other depreciable property – reclassification of rental homes	6,967	7,257
Escrow deposits and other assets – reclassification of rental homes	(6,967)	(7,257)

Real estate acquisitions:
Investment in real estate, fair value	$—	$(7,375)
Accrued expenses and accounts payable	—	8
Rents and other customer payments received in advance and security deposits	—	(20)
Real estate acquisitions, net	$—	$(7,387)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K (“2016 Form 10-K”) for the year ended December 31, 2016. These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2016 Form 10-K.
The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2016 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
Note 2 – Summary of Significant Accounting Policies

(a)	Consolidation
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany balances and transactions have been eliminated on consolidation.
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. The adoption of this standard did not result in any changes to our accounting of interests in less than wholly-owned joint ventures; however, the Operating Partnership now meets the criteria as a VIE. We concluded that the Operating Partnership is a VIE because we are the general partner and controlling owner of approximately 93.6% of the Operating Partnership and the limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company has the power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are significant to the VIE. Accordingly, we are the primary beneficiary and we will continue to consolidate the Operating Partnership under this new guidance.
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions.

(b)	Identified Intangibles and Goodwill
As of both March 31, 2017 and December 31, 2016, the gross carrying amount of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of both March 31, 2017 and December 31, 2016, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.8 million as of both March 31, 2017 and December 31, 2016, respectively.
As of both March 31, 2017 and December 31, 2016, the gross carrying amount of in-place lease intangible assets, a component of buildings and other depreciable property on our consolidated balance sheets, was approximately $75.9 million. Accumulated amortization of in-place lease intangible assets was approximately $75.0 million and $74.0 million as of March 31, 2017 and December 31, 2016, respectively.

(c)	Restricted Cash
Cash as of both March 31, 2017 and December 31, 2016 included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

(d)	Fair Value of Financial Instruments
Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable. We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3).
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $18.4 million and $18.9 million, respectively, had an aggregate carrying value of approximately $2,077.7 million and $2,110.2 million as of March 31, 2017 and December 31, 2016, respectively, and a fair value of approximately $2,066.7 million and $2,081.2 million as of March 31, 2017 and December 31, 2016, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2017 and December 31, 2016, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

(e)	New Accounting Pronouncements
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
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers which along with related subsequent amendments will replace most existing revenue recognition guidance in GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

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
Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per Common Share for the quarters ended March 31, 2017 and 2016 (amounts in thousands, except per share data):

	Quarters Ended
	March 31,
	2017	2016
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$56,888	$50,583
Amounts allocated to dilutive securities	3,890	4,310
Net income available for Common Stockholders – fully diluted	$60,778	$54,893
Denominator:
Weighted average Common Shares outstanding – basic	86,048	84,321
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	6,588	7,208
Stock options and restricted shares	375	512
Weighted average Common Shares outstanding – fully diluted	93,011	92,041

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.66	$0.60

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.65	$0.60
Note 4 – Common Stock and Other Equity Related Transactions
Dividends
On March 31, 2017 we paid a$0.421875 per share distribution on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 10, 2017.
On April 14, 2017 we paid a $0.4875 per share distribution to Common Stockholders of record on March 31, 2017.
Conversions
Subject to certain limitations, holders of Common Operating Partnership units ("OP units") can convert their units to Common Stock at any time. During the quarter ended March 31, 2017, 1,231,796 OP units were converted to an equal number of shares of Common Stock.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures for the quarters ended March 31, 2017 and December 31, 2016 (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2017 and December 31, 2016):

					Investment as of		Joint Venture Income for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
Meadows	Various (2,2)	1,077	50%		$208	$510	$548	$246
Lakeshore	Florida (2,2)	344	65%		59	56	77	83
Voyager	Arizona (1,1)	1,801	50%	(b)	3,602	3,376	500	539
ECHO JV	Various	—	50%		15,318	15,427	25	13
		3,222			$19,187	$19,369	$1,150	$881
_____________________

(a)	The percentages shown approximate our economic interest as of March 31, 2017. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

We received approximately $1.1 million and $0.6 million in distributions from these joint ventures for the quarters ended March 31, 2017 and 2016, respectively. Approximately $0.2 million of the distributions made to us exceeded our basis in joint ventures for the three months ended March 31, 2017, and as such were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceeded our basis in joint ventures for the quarter ended March 31, 2016.
Note 6 – Borrowing Arrangements
Mortgage Notes Payable
As of March 31, 2017 and December 31, 2016, we had outstanding mortgage indebtedness of approximately $1,859.9 million and $1,891.9 million, respectively, excluding deferred financing costs. During the quarter ended March 31, 2017 we paid off one maturing mortgage loan of approximately $21.1 million, with a weighted average interest rate of 5.76%per annum, secured by one manufactured home Property.
The weighted average interest rate, including the impact of premium/discount amortization and loan cost amortization on on mortgage indebtedness, for the quarters ended March 31, 2017 and December 31, 2016 was approximately 4.9% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2017 to 2041. The debt encumbered a total of 125 and 126 of our Properties as of March 31, 2017 and December 31, 2016, respectively, and the carrying value of such Properties was approximately $2,267.0 million and $2,296.6 million, as of such dates.
As of March 31, 2017, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 7 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2017 and 2016 was approximately $1.8 million and $1.9 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock Grants”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of March 31, 2017, 3,189,053 shares remained available for grant.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Equity Incentive Awards (continued)

Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
On February 1, 2017, we awarded restricted stock grants for 75,000 shares of common stock at a fair market value of approximately $5.4 million to certain members of our senior management for their service in 2017. These restricted stock grants will vest on December 31, 2017.
The fair market value of our restricted stock grants was determined by using the closing share price of our common stock on the date the shares were issued and is recorded as compensation expense and paid in capital over the vesting period.
Note 8 – Commitments and Contingencies
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Commitments and Contingencies (continued)

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
We believe the allegations had no merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we settled this matter. See below for further details.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Commitments and Contingencies (continued)

motion. On December 3, 2015, we filed a notice of appeal from the denial of our motion, and on October 4, 2016, we filed our opening appellants' brief.
We believe the allegations had no merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we settled this matter. See below for further details.
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
We believe the allegations had no merit, and we vigorously defended ourselves in the lawsuit. However, as described below in “Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters,” we settled this matter. See below for further details.

Settlement of the California Hawaiian, Monte del Lago and Santiago Estates Matters
On January 18, 2017, we entered into agreements pursuant to which we agreed to settle each of the California Hawaiian matter, the Monte del Lago matter and the Santiago Estates matter. The settlement agreements provide that $9.9 million will be paid to settle the California Hawaiian matter, $1.5 million will be paid to settle the Monte del Lago matter and $1.9 million will be paid to settle the Santiago Estates matter. As a result, a litigation settlement payable was recorded in Accrued expenses and accounts payable as of December 31, 2016. In addition, an insurance receivable was recorded in escrow deposits, goodwill and other assets, net as of December 31, 2016, resulting in a net settlement of approximately $2.4 million reflected as a component of property rights initiatives and other, net on the consolidated statement of income for the year ended December 31, 2016. During the quarter ended March 31, 2017, the settlements were finalized, the settlement payments were made and the insurance payments were received. Each of the three plaintiff groups is represented by the same law firm, and these settlements resolved all pending matters brought by plaintiffs’ counsel against us or any of our affiliates. Pursuant to the settlement agreements, all plaintiffs provided full releases to each of the defendants and their affiliates including with respect to the claims alleged in the lawsuits, and each of the lawsuits and related appeals were dismissed with prejudice. The settlements do not constitute an admission of liability by us or any of our affiliates and were made to avoid the costs, risks and uncertainties inherent in litigation.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Commitments and Contingencies (continued)

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
Alpine Lake RV Resort OSHA Citations
On February 19, 2016, we received a Citation and Notice of Penalty from the Occupational Safety and Health Administration (“OSHA”) alleging two willful and seven serious safety violations relating to the design and maintenance of the electrical system at our Alpine Lake RV Resort in Corinth, New York, and assessing fines totaling $0.2 million. We retained a certified third-party electrician and addressed the items raised in the citations.
On March 9, 2016, we attended an informal conference in Albany, New York with the OSHA Area Director. The matter was not resolved at the meeting, and we filed the required notice of contest on March 10, 2016 after which the matter was transferred to the Occupational Safety & Health Review Commission, which is represented by a solicitor from the Department of Labor. The solicitor filed a complaint on May 20, 2016, and the parties participated in a formal settlement conference on June 22, 2016. The parties did not reach a settlement at the formal settlement conference; however the parties continued to engage in settlement discussions. Trial had been scheduled for April 2017. On March 17, 2017, the parties entered into a settlement agreement which, among other things, reclassifies the two willful citations to serious, provides for abatement of the matters included in the citations and requires us to implement certain safety measures. Pursuant to the settlement agreement, we agreed to pay a fine totaling $0.1 million following approval of the settlement agreement by the Occupational Safety and Health Review Commission.
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

Note 9 – Reportable Segments
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2017 or 2016.
The following tables summarize our segment financial information for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Quarter Ended March 31, 2017
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$218,988	$10,874	$229,862
Operations expenses	(97,257)	(9,595)	(106,852)
Income from segment operations	121,731	1,279	123,010
Interest income	729	1,038	1,767
Depreciation on real estate assets and rental homes	(27,410)	(2,699)	(30,109)
Amortization of in-place leases	(1,032)	—	(1,032)
Income (loss) from operations	$94,018	$(382)	$93,636
Reconciliation to Consolidated net income:
Corporate interest income			3
Income from other investments, net			757
General and administrative			(7,373)
Property rights initiatives and other			(219)
Interest and related amortization			(24,879)
Equity in income of unconsolidated joint ventures			1,150
Consolidated net income			$63,075

Total assets	$3,247,523	$223,518	$3,471,041
Capital improvements	$13,198	$11,156	$24,354

	Quarter Ended March 31, 2016
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$204,726	$12,038	$216,764
Operations expenses	(90,512)	(10,640)	(101,152)
Income from segment operations	114,214	1,398	115,612
Interest income	718	918	1,636
Depreciation on real estate assets and rental homes	(25,965)	(2,691)	(28,656)
Amortization of in-place leases	(335)	—	(335)
Income from operations	$88,632	$(375)	88,257
Reconciliation to Consolidated net income:
Corporate interest income			24
Income from other investments, net			1,723
General and administrative			(7,407)
Property rights initiatives and other			(654)
Interest and related amortization			(25,634)
Equity in income of unconsolidated joint ventures			881
Consolidated net income			$57,190

Total assets	$3,176,748	$238,377	$3,415,125

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Quarters Ended
	March 31, 2017	March 31, 2016
Revenues:
Community base rental income	$120,692	$114,076
Resort base rental income	61,068	55,434
Right-to-use annual payments	11,252	11,054
Right-to-use contracts current period, gross	3,206	2,532
Right-to-use contract upfront payments, deferred, net	(775)	(302)
Utility and other income	22,126	20,793
Ancillary services revenues, net	1,419	1,139
Total property operations revenues	218,988	204,726
Expenses:
Property operating and maintenance	68,054	62,954
Real estate taxes	14,037	13,198
Sales and marketing, gross	2,690	2,493
Right-to-use contract commissions, deferred, net	(84)	104
Property management	12,560	11,763
Total property operations expenses	97,257	90,512
Income from property operations segment	$121,731	$114,214

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2017 and 2016 (amounts in thousands):

	Quarters Ended
	March 31, 2017	March 31, 2016
Revenues:
Gross revenue from home sales	$7,027	$8,214
Brokered resale revenues, net	242	279
Rental home income (a)	3,605	3,545
Total revenues	10,874	12,038
Expenses:
Cost of home sales	7,119	8,281
Home selling expenses	925	834
Rental home operating and maintenance	1,551	1,525
Total expenses	9,595	10,640
Income from home sales and rentals operations segment	$1,279	$1,398
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of March 31, 2017, we owned or had an ownership interest in a portfolio of 391 Properties located throughout the United States and Canada containing 146,609 Sites. These properties are located in 32 states and British Columbia, with more than 80 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.

We generate the majority of our revenues from customers renting our Sites, or entering into right-to-use contracts (also referred to as membership products) which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 105,300 customers who have entered into right-to-use contracts (otherwise referred to as "memberships" or "membership dues"). We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income. The breakdown of our Sites by type are as follows (amounts are approximate):

Total Sites as of March 31, 2017
Community Sites	71,000
Resort Sites:
Annual	26,600
Seasonal	11,200
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,200
146,600
_________________________

(1)	Includes approximately 5,700 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,300 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites.

In our Home Sales and Rental Operations business our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing Site Set homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant new homes may represent an attractive source of occupancy and the opportunity to convert to a new homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We provide brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry chattel financing options are limited. Financing options available today include community owner funded programs or third party lender programs that provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on increasing operating cash flows. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We seek to accomplish this by attracting high quality customers to our Properties and retaining these customers who take pride in the Property and in their homes and efficiently

Management's Discussion (continued)

managing our Properties to increase operating margins by increasing occupancy, maintaining competitive market rents and controlling expenses.
We actively seek to acquire and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
We consider FFO, Normalized funds from operations ("NFFO"), Income from property operations, Income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, (operating results for properties owned and operated in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview

Net income available for Common Stockholders increased $6.3 million, to $56.9 million for the quarter ended March 31, 2017, compared to $50.6 million for the quarter ended March 31, 2016. Both FFO per diluted share and NFFO per diluted share for the quarter ended March 31, 2017 were $1.00 compared to $0.92 for the quarter ended March 31, 2016 driven by improved Core and Non-Core income from property operations.

For the quarter ended March 31, 2017 property operating revenues in our Core Portfolio, excluding deferrals, were up 4.3% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 5.2% from the quarter ended March 31, 2016, resulting in an increase in our income from property operations before deferrals and property management of 3.8%, from the quarter ended March 31, 2016.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home sites in our MH communities (both homeowners and renters) and was 94.0% for the quarter ended March 31, 2017, compared to 93.5% for the quarter ended December 31, 2016 and 93.1% for the quarter ended March 31, 2016. During the quarter ended March 31, 2017, we increased occupancy of manufactured homes within our Core Portfolio by 141 sites with an increase in homeowner occupancy of 128 sites compared to occupancy as of December 31, 2016. By comparison, as of March 31, 2016, our Core Portfolio occupancy increased 136 sites with an increase in homeowner occupancy of 141 sites compared to occupancy at December 31, 2015.
We continue to experience growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the quarter ended March 31, 2017 were 3.0% higher than the quarter ended March 31, 2016. Annual, seasonal and transient revenues for the quarter ended March 31, 2017 increased 4.6%, 1.4% and 0.5%, respectively, from the quarter ended March 31, 2016.
We continue to offer the Thousand Trails Camping Pass (“TTC”) and since the introduction of this low-cost membership product, we have entered into approximately 67,300 TTCs. Our renewal rate for these memberships is approximately 31.2%. In addition, as a customer acquisition tool we have relationships with a network of RV dealers to provide them with a free one-year TTC membership to give to their customers in connection with the purchase of an RV. Since inception, we have activated approximately 49,700 TTCs through the RV dealer program. During the quarter we activated 2,529 TTCs and 3,506 RV dealer TTCs. During 2016 approximately 13.2% of customers who activated their RV dealer TTC renewed after the first year.
Our social media presence continues to increase within our RV customer base and we continue to be successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their experiences at our resorts. We continue to develop targeted marketing campaigns to drive traffic to our properties and websites.
We continue to see high demand for our homes and communities. We closed 120 new home sales in the quarter ended March 31, 2017 compared to 121 during the quarter ended March 31, 2016. The recent new home sales have been primarily in our Florida and Colorado communities.
As of March 31, 2017, we had 4,764 occupied rental homes in our MH communities. For the quarters ended March 31, 2017 and 2016, home rental program net operating income was approximately $8.1 million and $8.4 million, respectively, net of rental asset depreciation expense of approximately $2.7 million for the quarter ended March 31, 2017 and $2.6 million for the quarter ended March 31, 2016. Approximately $8.8 million and $9.0 million of home rental operations revenue was included in community base rental income for the quarters ended March 31, 2017 and March 31, 2016, respectively.

Management's Discussion (continued)

Our gross investment in real estate has increased approximately $17.5 million to $4,702.8 million as of March 31, 2017 from $4,685.3 million as of December 31, 2016 primarily due to increased capital expenditures.
The following chart lists both the Properties acquired or invested in since January 1, 2016 through March 31, 2017, which represents our Non-Core Portfolio; and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2016				143,938
Acquisitions:
Rose Bay	Port Orange, Florida	RV	January 27, 2016	303
Portland Fairview	Fairview, Oregon	RV	May 26, 2016	407
Forest Lake Estates	Zephryhills, Florida	RV, MH	June 15, 2016	1,168
Riverside RV	Arcadia, Florida	RV	October 13, 2016	499
Expansion Site Development and other:
Net Sites added (reconfigured) in 2016				295
Net Sites added (reconfigured) in 2017				(1)
Total Sites as of March 31, 2017				146,609

Non-GAAP Financial Measures
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations, represents rental income, utility income and right-to-use income less property operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2015. Core Portfolio income from property operations, excluding deferrals and property management is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties were not owned and operated during 2016 and 2017.
Funds from Operations ("FFO") and Normalized Funds from Operations ("NFFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
We define NFFO as FFO excluding the following non-operating income and expense items: a) the financial impact of contingent consideration; b) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs; c) property acquisition and other transaction costs related to mergers and acquisitions; and d) other miscellaneous non-comparable items. NFFO presented herein is not necessarily comparable to NFFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of depreciation, amortization, impairments, if any, and actual or estimated gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding

Management's Discussion (continued)

the early extinguishment of debt, property acquisition and other transaction costs related to mergers and acquisitions from NFFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and NFFO because it allows investors, analysts and our management to assess the impact of those items.
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
The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Total Portfolio
	Quarters Ended March 31,
	2017	2016
Computation of Income from Property Operations:
Net income available for Common Stockholders	$56,888	$50,583
Series C Redeemable Perpetual Preferred Stock Dividends	2,297	2,297
Income allocated to non-controlling interests - Common OP Units	3,890	4,310
Equity in income of unconsolidated joint ventures	(1,150)	(881)
Income before equity in income of unconsolidated joint ventures	61,925	56,309
Total other expenses, net	61,085	59,303
Income from home sales operations and other	(644)	(517)
Income from property operations	$122,366	$115,095
The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Quarters Ended March 31,
	2017	2016
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$56,888	$50,583
Income allocated to common OP units	3,890	4,310
Right-to-use contract upfront payments, deferred, net	775	302
Right-to-use contract commissions, deferred, net	(84)	104
Depreciation on real estate assets	27,452	26,008
Depreciation on rental homes	2,657	2,647
Amortization of in-place leases	1,032	335
Depreciation on unconsolidated joint ventures	447	290
FFO available for Common Stock and OP Unit holders	93,057	84,579
Transaction costs	104	200
Normalized FFO available for Common Stock and OP Unit holders	$93,161	$84,779
Weighted average Common Shares outstanding – fully diluted	93,011	92,041

Management's Discussion (continued)

Results of Operations

Comparison of the Quarter Ended March 31, 2017 to the Quarter Ended March 31, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2015 and which we have owned and operated continuously since January 1, 2016. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$119,579	$114,076	$5,503	4.8%	$120,692	$114,076	$6,616	5.8%
Rental home income	3,605	3,545	60	1.7%	3,605	3,545	60	1.7%
Resort base rental income	56,850	55,208	1,642	3.0%	61,068	55,434	5,634	10.2%
Right-to-use annual payments	11,252	11,054	198	1.8%	11,252	11,054	198	1.8%
Right-to-use contracts current period, gross	3,206	2,532	674	26.6%	3,206	2,532	674	26.6%
Utility and other income	21,684	20,781	903	4.3%	22,126	20,793	1,333	6.4%
Property operating revenues, excluding deferrals	216,176	207,196	8,980	4.3%	221,949	207,434	14,515	7.0%

Property operating and maintenance	66,343	62,822	3,521	5.6%	68,054	62,954	5,100	8.1%
Rental home operating and maintenance	1,551	1,525	26	1.7%	1,551	1,525	26	1.7%
Real estate taxes	13,570	13,177	393	3.0%	14,037	13,198	839	6.4%
Sales and marketing, gross	2,689	2,493	196	7.9%	2,690	2,493	197	7.9%
Property operating expenses, excluding deferrals and Property management	84,153	80,017	4,136	5.2%	86,332	80,170	6,162	7.7%
Income from property operations, excluding deferrals and Property management (1)	132,023	127,179	4,844	3.8%	135,617	127,264	8,353	6.6%
Property management	12,560	11,763	797	6.8%	12,560	11,763	797	6.8%
Income from property operations, excluding deferrals (1)	119,463	115,416	4,047	3.5%	123,057	115,501	7,556	6.5%
Right-to-use contracts, deferred and sales and marketing, deferred, net	691	406	285	70.2%	691	406	285	70.2%
Income from property operations (1)	$118,772	$115,010	$3,762	3.3%	$122,366	$115,095	$7,271	6.3%
__________________________
(1)     Non-GAAP measure.
Total Portfolio income from property operations, which includes recently acquired properties, for the quarter ended March 31, 2017 increased $7.3 million, or 6.3%, from the quarter ended March 31, 2016, driven by an increase of $3.8 million, or 3.3%, in our Core Portfolio income from property operations and a $3.5 million increase in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended March 31, 2017 increased $5.5 million, or 4.8%, which reflects 3.9% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $606 for the quarter ended March 31, 2017 from approximately $584 for the quarter ended March 31, 2016. The average occupancy for the Core Portfolio increased to 94.0% for the quarter ended March 31, 2017 from 93.1% for the quarter ended March 31, 2016.

Management's Discussion (continued)

Resort base rental income in our Core Portfolio for the quarter ended March 31, 2017 increased $1.6 million, or 3.0%, from the quarter ended March 31, 2016 primarily due to an increase in annual revenues as a result of increased rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$31,239	$29,864	$1,375	4.6%	$32,096	$30,010	$2,086	7.0%
Seasonal	16,383	16,159	224	1.4%	18,499	16,215	2,284	14.1%
Transient	9,228	9,185	43	0.5%	10,473	9,209	1,264	13.7%
Resort base rental income	$56,850	$55,208	$1,642	3.0%	$61,068	$55,434	$5,634	10.2%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased by $0.5 million, primarily as a result of higher upgrade sales. During the quarter ended March 31, 2017 there were 625 upgrade sales with an average price per sale of $5,128. This compares to 526 upgrade sales with an average price per sale of $4,813 for the quarter ended March 31, 2016.
The increase in utility and other income is primarily due to insurance proceeds received related to weather events and increased trash, water and sewer income recovery.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended March 31, 2017 increased $4.1 million, or 5.2%, from the quarter ended March 31, 2016 primarily driven by an increase in utility expenses, property payroll and repairs and maintenance. The increase in utility expense was driven by increases in trash, gas, water and electric expenses, which is partially offset by increased utility income recovery. The increase in property payroll expense resulted from 2017 salary increases. The increase in repairs and maintenance expense was largely due to extraordinary expenses, including expenses related to insurance losses, such as clean-up costs following Hurricane Hermine, Hurricane Matthew and heavy rainfall and flooding in California; as well as costs related to the demolition of a water park at one of our Properties.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$4,943	$5,399	$(456)	(8.4)%
Cost of new home sales (1)	(4,772)	(5,452)	680	12.5%
Gross profit from new home sales	171	(53)	224	422.6%

Gross revenues from used home sales	2,084	2,815	(731)	(26.0)%
Cost of used home sales	(2,347)	(2,829)	482	17.0%
Loss from used home sales	(263)	(14)	(249)	(1,778.6)%

Brokered resale revenues and ancillary services revenues, net	1,661	1,418	243	17.1%
Home selling expenses	(925)	(834)	(91)	(10.9)%
Income from home sales and other	$644	$517	$127	24.6%

Home sales volumes
Total new home sales (2)	120	121	(1)	(0.8)%
New Home Sales Volume - ECHO JV	37	34	3	8.8%
Used home sales	285	311	(26)	(8.4)%
Brokered home resales	168	186	(18)	(9.7)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the quarters ended March 31, 2017 and March 31, 2016, respectively.

Management's Discussion (continued)

The increase in income from home sales and other is primarily due to higher revenue from ancillary services, which includes retail sales at various Properties, partially offset by higher gross losses on used home sales and higher home selling expenses.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change
Manufactured homes:
New Home	$6,563	$6,141	$422	6.9%
Used Home	5,785	6,390	(605)	(9.5)%
Rental operations revenue (1)	12,348	12,531	(183)	(1.5)%
Rental home operating and maintenance	(1,551)	(1,525)	(26)	(1.7)%
Income from rental operations	10,797	11,006	(209)	(1.9)%
Depreciation on rental homes (2)	(2,657)	(2,647)	(10)	(0.4)%
Income from rental operations, net of depreciation	$8,140	$8,359	$(219)	(2.6)%

Gross investment in new manufactured home rental units (3)	$128,301	$115,639	$12,662	10.9%
Gross investment in used manufactured home rental units	$49,991	$56,455	$(6,464)	(11.4)%

Net investment in new manufactured home rental units	$99,845	$92,323	$7,522	8.1%
Net investment in used manufactured home rental units	$21,617	$33,616	$(11,999)	(35.7)%

Number of occupied rentals – new, end of period (4)	2,467	2,247	220	9.8%
Number of occupied rentals – used, end of period	2,297	2,716	(419)	(15.4)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.8 million and $9.0 million for the quarters ended March 31, 2017 and March 31, 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.3 million and $15.4 million at March 31, 2017 and March 31, 2016, respectively.

(4)	Includes 228 and 131 homes rented through our ECHO JV during the quarters ended March 31, 2017 and March 31, 2016, respectively.
The decrease in income from rental operations is primarily due to a decrease in the number of occupied rental units. The occupancy decrease is partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands, expenses shown as negative).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(30,109)	$(28,656)	$(1,453)	(5.1)%
Amortization of in-place leases	(1,032)	(335)	(697)	(208.1)%
Interest income	1,770	1,660	110	6.6%
Income from other investments, net	757	1,723	(966)	(56.1)%
General and administrative (excluding transaction costs)	(7,269)	(7,207)	(62)	(0.9)%
Transaction costs	(104)	(200)	96	48.0%
Property rights initiatives and other	(219)	(654)	435	66.5%
Interest and related amortization	(24,879)	(25,634)	755	2.9%
Total other income and expenses, net	$(61,085)	$(59,303)	$(1,782)	(3.0)%

Other expenses increased $1.8 million for the quarter ended March 31, 2017, compared to March 31, 2016. The variance from prior year is driven by higher depreciation on real estate and rental homes and amortization of in-place leases due to 2016 acquisition activity, as well as decreased income from other investments, net due to the termination of the Tropical Palms RV ground lease.

Management's Discussion (continued)

These increases are partially offset by a decrease in interest and related amortization as a result of the refinancing activities completed during 2016 (see Note 6 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements).
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
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. As of March 31, 2017, $75.0 million of common stock remained available for issuance under the ATM equity offering program. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 113.2 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of March 31, 2017, we have sufficient liquidity, in the form of $68.0 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions.
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
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2017, we have approximately $13.2 million of scheduled debt maturities in 2017 (excluding scheduled principal payments on debt maturing in 2017 and beyond). We expect to satisfy our 2017 maturities with existing cash and anticipated operating cash flow.
During the quarter, we paid off one loan of approximately $21.1 million using available cash, with an interest rate of 5.76% per annum, secured by one manufactured home community.

The table below summarizes cash flow activity for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Quarters ended March 31,
	2017	2016
Net cash provided by operating activities	$114,286	$101,766
Net cash used in investing activities	(24,105)	(34,044)
Net cash used in financing activities	(73,273)	(50,873)
Net increase in cash	$16,908	$16,849
Operating Activities
Net cash provided by operating activities increased $12.5 million to $114.3 million for the quarter ended March 31, 2017, from $101.8 million for the quarter ended March 31, 2016. The increase in net cash provided by operating activities is primarily

Management's Discussion (continued)

due to receipt of insurance proceeds of $10.8 million related to the California failure to maintain litigations, higher income from property operations of $7.3 million, long term incentive plan payments of $4.3 million during the first quarter of 2016, an increase of $0.6 million in rents received in advance and an increase of $0.6 million in distributions from unconsolidated joint ventures. These increases were partially offset by the litigation settlement payment of $13.3 million related to the California failure to maintain litigations.
Investing Activities
Net cash used in investing activities was $24.1 million for the quarter ended March 31, 2017 compared to $34.0 million for the quarter ended March 31, 2016. The decrease in cash used in investing activities is primarily due to the acquisition of Rose Bay RV for $7.4 million and a joint venture contribution of $5.0 million during the quarter ended March 31, 2016, partially offset by an increase in capital improvement expenditures in the quarter ended March 31, 2017 compared to March 31, 2016 (see Capital Improvements table below).
Capital Improvements
The table below summarizes capital improvement activity for the quarters ended March 31, 2017 and March 31, 2016 (amounts in thousands):

	Quarters Ended March 31, (1)
	2017	2016
Recurring Capital Expenditures (2)	$7,160	$7,337
Property upgrades and site development	5,423	2,229
New home investments (3)(4)	10,151	11,041
Used home investments (4)	1,005	1,671
Total Property	23,739	22,278
Corporate	615	217
Total Capital improvements	$24,354	$22,495
______________________
(1) Excludes non-cash activity of approximately $0.1 million and $0.3 million of used homes acquired through foreclosure of Chattel Loans for the quarters ended March 31, 2017 and March 31, 2016, respectively.
(2) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $73.3 million for the quarter ended March 31, 2017 compared to net cash used in financing activities of $50.9 million for the quarter ended March 31, 2016. The increase in net cash used in financing activities is primarily driven by higher distributions to Common Stockholders, Common OP unitholders and preferred stockholders, along with higher amortizing principal debt payments and maturing loan repayments during the quarter ended March 31, 2017 compared to March 31, 2016. This is partially offset by proceeds received from the exercise of stock options during the quarter ended March 31, 2016.

Management's Discussion (continued)

Contractual Obligations
As of March 31, 2017, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2017	2018	2019	2020	2021	Thereafter
Long Term Borrowings (1)	$2,072,866	$45,781	$233,336	$234,820	$351,984	$211,540	$995,405
Interest Expense (2)	624,925	72,277	87,573	72,751	57,382	49,489	285,453
Operating Lease	9,985	1,631	2,221	2,062	2,011	1,711	349
LOC Maintenance Fee (3)	1,051	611	440	—	—	—	—
Ground Lease (4)	16,529	1,489	1,980	1,983	1,984	1,987	7,106
Total Contractual Obligations	$2,725,356	$121,789	$325,550	$311,616	$413,361	$264,727	$1,288,313
Weighted average interest rates - Long Term Borrowings	3.87%	3.52%	4.60%	4.40%	4.49%	4.39%	4.25%
______________________________

(1)	Balance excludes note premiums of $4.8 million and deferred financing costs of approximately $18.4 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of March 31, 2017.

(3)	As of March 31, 2017, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of March 31, 2017, we have no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the 2016 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the quarter ended March 31, 2017.

Management's Discussion (continued)

Forward Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2016. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2017.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 8 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.
We included a risk factor in our 2016 Form 10-K related to our insurance coverage - Some Potential Losses Are Not
Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2017 and that we planned to renew those policies. Those policies that were in effect on March 31, 2017, were renewed on April 1, 2017. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: May 3, 2017	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)