Form 10-Q
period 2017-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2017-07-26
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
87,005,128 shares of Common Stock as of July 24, 2017.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment in real estate:
Land	$1,167,510	$1,163,987
Land improvements	2,922,201	2,893,759
Buildings and other depreciable property	641,931	627,590
	4,731,642	4,685,336
Accumulated depreciation	(1,459,931)	(1,399,531)
Net investment in real estate	3,271,711	3,285,805
Cash	67,740	56,340
Notes receivable, net	48,253	34,520
Investment in unconsolidated joint ventures	21,766	19,369
Deferred commission expense	31,453	31,375
Escrow deposits, goodwill, and other assets, net	44,435	51,578
Total Assets	$3,485,358	$3,478,987
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$1,855,028	$1,891,900
Term loan	199,483	199,379
Unsecured lines of credit	—	—
Accrued expenses and accounts payable	93,451	89,864
Deferred revenue – upfront payments from right-to-use contracts	83,580	81,484
Deferred revenue – right-to-use annual payments	12,559	9,817
Accrued interest payable	8,044	8,379
Rents and other customer payments received in advance and security deposits	88,543	76,906
Distributions payable	45,259	39,411
Total Liabilities	2,385,947	2,397,140
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 9,945,539 shares authorized as of June 30, 2017 and December 31, 2016; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of June 30, 2017 and December 31, 2016 at liquidation value	136,144	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 87,004,507 and 85,529,386 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	868	854
Paid-in capital	1,121,307	1,103,048
Distributions in excess of accumulated earnings	(219,641)	(231,276)
Accumulated other comprehensive loss/(income)	30	(227)
Total Stockholders’ Equity	1,038,708	1,008,543
Non-controlling interests – Common OP Units	60,703	73,304
Total Equity	1,099,411	1,081,847
Total Liabilities and Equity	$3,485,358	$3,478,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Six Months Ended June 30, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Community base rental income	$121,964	$115,385	$242,656	$229,461
Rental home income	3,632	3,543	7,237	7,088
Resort base rental income	50,055	44,732	111,123	100,166
Right-to-use annual payments	11,350	11,187	22,602	22,241
Right-to-use contracts current period, gross	3,798	3,086	7,004	5,618
Right-to-use contract upfront payments, deferred, net	(1,321)	(798)	(2,096)	(1,100)
Utility and other income	20,650	19,523	42,776	40,316
Gross revenues from home sales	7,833	9,130	14,860	17,344
Brokered resale revenues and ancillary services revenues, net	444	398	2,105	1,816
Interest income	1,798	1,625	3,568	3,285
Income from other investments, net	1,109	2,270	1,866	3,993
Total revenues	221,312	210,081	453,701	430,228
Expenses:
Property operating and maintenance	72,901	66,647	140,955	129,601
Rental home operating and maintenance	1,657	1,581	3,208	3,106
Real estate taxes	13,943	12,869	27,980	26,067
Sales and marketing, gross	2,894	2,931	5,584	5,424
Right-to-use contract commissions, deferred, net	(112)	(116)	(196)	(12)
Property management	13,023	12,044	25,583	23,807
Depreciation on real estate assets and rental homes	30,247	29,029	60,357	57,684
Amortization of in-place leases	958	428	1,990	763
Cost of home sales	7,895	9,481	15,014	17,762
Home selling expenses	929	805	1,854	1,639
General and administrative	8,461	8,255	15,834	15,663
Property rights initiatives and other, net	271	527	490	1,181
Interest and related amortization	24,822	25,561	49,701	51,195
Total expenses	177,889	170,042	348,354	333,880
Income before equity in income of unconsolidated joint ventures	43,423	40,039	105,347	96,348
Equity in income of unconsolidated joint ventures	1,040	765	2,190	1,646
Consolidated net income	44,463	40,804	107,537	97,994

Income allocated to non-controlling interests – Common OP Units	(2,649)	(2,998)	(6,539)	(7,308)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,316)	(4,613)	(4,613)
Net income available for Common Stockholders	$39,498	$35,490	$96,385	$86,073

Consolidated net income	$44,463	$40,804	$107,537	$97,994
Other comprehensive income (loss) (“OCI”):
Adjustment for fair market value of swap	30	(36)	257	(644)
Consolidated comprehensive income	44,493	40,768	107,794	97,350
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,651)	(2,995)	(6,555)	(7,257)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,316)	(2,316)	(4,613)	(4,613)
Comprehensive income attributable to Common Stockholders	$39,526	$35,457	$96,626	$85,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended June 30, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.46	$0.42	$1.12	$1.02
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.45	$0.42	$1.11	$1.01

Distributions declared per Common Share outstanding	$0.488	$0.425	$0.975	$0.850
Weighted average Common Shares outstanding – basic	86,763	84,516	86,408	84,419
Weighted average Common Shares outstanding – fully diluted	93,063	92,264	93,041	92,163

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2017
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss/(Income)	Total Equity
Balance, December 31, 2016	$854	$1,103,048	$136,144	$(231,276)	$73,304	$(227)	$1,081,847
Conversion of Common OP Units to Common Stock	14	16,423	—	—	(16,437)	—	—
Issuance of Common Stock through employee stock purchase plan	—	764	—	—	—	—	764
Compensation expenses related to restricted stock	—	4,257	—	—	—	—	4,257
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,037)	—	—	3,037	—	—
Adjustment for fair market value of swap	—	—	—	—	—	257	257
Net income	—	—	4,613	96,385	6,539	—	107,537
Distributions	—	—	(4,613)	(84,750)	(5,740)	—	(95,103)
Other	—	(148)	—	—	—	—	(148)
Balance, June 30, 2017	$868	$1,121,307	$136,144	$(219,641)	$60,703	$30	$1,099,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(amounts in thousands)
(unaudited)

	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Consolidated net income	$107,537	$97,994
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	60,960	58,242
Amortization of in-place leases	1,990	763
Amortization of loan costs	1,788	1,876
Debt premium amortization	(1,166)	(1,730)
Equity in income of unconsolidated joint ventures	(2,190)	(1,646)
Distributions of income from unconsolidated joint ventures	1,800	1,041
Stock-based compensation	4,257	4,393
Revenue recognized from right-to-use contract upfront payments	(4,908)	(4,518)
Commission expense recognized related to right-to-use contracts	2,202	2,019
Long term incentive plan compensation	674	(3,852)
Recovery for uncollectible rents receivable	214	(679)
Changes in assets and liabilities:
Notes receivable activity, net	(282)	361
Deferred commission expense	(2,280)	(2,238)
Escrow deposits, goodwill and other assets	21,814	13,137
Accrued expenses and accounts payable	316	2,453
Deferred revenue – upfront payments from right-to-use contracts	7,004	5,618
Deferred revenue – right-to-use annual payments	2,742	3,139
Rents received in advance and security deposits	11,630	10,434
Net cash provided by operating activities	214,102	186,807
Cash Flows From Investing Activities:
Real estate acquisition	(2,053)	(76,203)
Investment in unconsolidated joint ventures	(2,267)	(5,000)
Repayments of notes receivable	5,054	5,176
Issuance of notes receivable	(18,696)	(4,356)
Capital improvements	(53,464)	(55,707)
Net cash used in investing activities	(71,426)	(136,090)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	764	5,331
Share based award tax withholding	—	(98)
Gross proceeds from sale of Common Stock	—	50,000
Distributions:
Common Stockholders	(78,699)	(67,565)
Common OP Unitholders	(5,942)	(5,766)
Preferred Stockholders	(4,613)	(4,613)
Principal payments and mortgage debt payoff	(42,637)	(32,564)
Debt issuance and defeasance costs	—	(5)
Other	(149)	(824)
Net cash used in financing activities	(131,276)	(56,104)
Net increase (decrease) in cash	11,400	(5,387)
Cash, beginning of period	56,340	80,258
Cash, end of period	$67,740	$74,871

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2017 and 2016
(amounts in thousands)
(unaudited)

	June 30, 2017	June 30, 2016
Supplemental Information:
Cash paid during the period for interest	$51,135	$53,121
Capital improvements – used homes acquired by repossessions	192	445
Net repayments of notes receivable – used homes acquired by repossessions	(192)	(445)
Building and other depreciable property – reclassification of rental homes	15,322	15,986
Escrow deposits and other assets – reclassification of rental homes	(15,322)	(15,986)

Real estate acquisitions:
Investment in real estate, fair value	$(7,985)	$(100,148)
Escrow deposits and other assets	—	(20)
Debt assumed	5,900	22,010
Accrued expenses and accounts payable	32	1,955
Real estate acquisitions, net	$(2,053)	$(76,203)

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
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. The adoption of this standard did not result in any changes to our accounting of interests in less than wholly-owned joint ventures; however, the Operating Partnership now meets the criteria as a VIE. We concluded that the Operating Partnership is a VIE because we are the general partner and controlling owner of approximately 93.7% of the Operating Partnership and the limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company has the power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are significant to the VIE. Accordingly, we are the primary beneficiary and we will continue to consolidate the Operating Partnership under this new guidance.
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions.

(b)	Identified Intangibles and Goodwill
As of both June 30, 2017 and December 31, 2016, the gross carrying amount of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of both June 30, 2017 and December 31, 2016, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.9 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.
As of both June 30, 2017 and December 31, 2016, the gross carrying amount of in-place lease intangible assets, a component of buildings and other depreciable property on our consolidated balance sheets, was approximately $76.7 million. Accumulated amortization of in-place lease intangible assets was approximately $75.9 million and $74.0 million as of June 30, 2017 and December 31, 2016, respectively.

(c)	Restricted Cash
Cash as of both June 30, 2017 and December 31, 2016 included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

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
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $17.8 million and $18.9 million, respectively, had an aggregate carrying value of approximately $2,072.3 million and $2,110.2 million as of June 30, 2017 and December 31, 2016, respectively, and a fair value of approximately $2,106.4 million and $2,081.2 million as of June 30, 2017 and December 31, 2016, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2017 and December 31, 2016, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

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
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers which along with related subsequent amendments will replace most existing revenue recognition guidance in GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard will be effective for the Company beginning on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method.

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
Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per Common Share for the quarters and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$39,498	$35,490	$96,385	$86,073
Amounts allocated to dilutive securities	2,649	2,998	6,539	7,308
Net income available for Common Stockholders – fully diluted	$42,147	$38,488	$102,924	$93,381
Denominator:
Weighted average Common Shares outstanding – basic	86,763	84,516	86,408	84,419
Effect of dilutive securities:
Conversion of Common OP Units to Common Shares	5,886	7,205	6,235	7,206
Stock options and restricted shares	414	543	398	538
Weighted average Common Shares outstanding – fully diluted	93,063	92,264	93,041	92,163

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.46	$0.42	$1.12	$1.02

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.45	$0.42	$1.11	$1.01
Note 4 – Common Stock and Other Equity Related Transactions
Dividends
The following quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred stockholders for the six months ended June 30, 2017.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.421875	March 31, 2017	March 10, 2017	March 31, 2017
$0.421875	June 30, 2017	June 15, 2017	June 30, 2017
The following quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling holders for the six months ended June 30, 2017.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4875	March 31, 2017	March 31, 2017	April 14, 2017
$0.4875	June 30, 2017	June 30, 2017	July 14, 2017
Conversions
Subject to certain limitations, holders of Common Operating Partnership units ("OP units") can convert their units to Common Stock at any time. During the six months ended June 30, 2017, 1,334,747 OP units were converted to an equal number of shares of Common Stock.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Real Estate Acquisitions
On May 10, 2017, we completed the acquisition of Paradise Park Largo, a 108-site manufactured home community located in Largo, Florida. The purchase price of approximately $8.0 million was funded with available cash and an assumed loan. The $5.9 million loan has an interest rate of 4.6% that matures in 2040.
Note 6 – Investment in Unconsolidated Joint Ventures
On June 15, 2017, we entered into a joint venture agreement to purchase Crosswinds Mobile Home Park, a 376-site manufactured home community located in St. Petersburg, Florida. The purchase price of the Property was $18.4 million. We contributed $2.2 million for a 49% equity interest in the joint venture. The joint venture is accounted for under the equity method of accounting. As part of the transaction, we issued a short term loan of $13.8 million to the joint venture. The loan bears interest at 5% per annum, can be repaid with no penalty prior to maturity and matures on December 12, 2017.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2017 and December 31, 2016):

					Investment as of		Joint Venture Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2016
Meadows	Various (2,2)	1,077	50%		$240	$510	$1,130	$577
Lakeshore	Florida (3,2)	720	(b)		2,321	56	147	160
Voyager	Arizona (1,1)	1,801	50%	(c)	3,799	3,376	800	917
ECHO JV	Various	—	50%		15,406	15,427	113	(8)
		3,598			$21,766	$19,369	$2,190	$1,646
_____________________

(a)	The percentages shown approximate our economic interest as of June 30, 2017. Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(c)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
We received approximately $1.8 million and $1.0 million in distributions from these joint ventures for the six months ended June 30, 2017 and 2016, respectively. Approximately $0.3 million and $0.5 million of the distributions made to us exceeded our basis in joint ventures for the quarter and six months ended June 30, 2017, and as such were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceeded our basis in joint ventures for the quarter and six months ended June 30, 2016.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of June 30, 2017 and December 31, 2016, we had outstanding mortgage indebtedness of approximately $1,855.0 million and $1,891.9 million, respectively, net of deferred financing costs. In connection with the Paradise Park Largo acquisition during the quarter ended June 30, 2017, we assumed approximately $5.9 million of mortgage debt secured by the manufactured home community with an interest rate of 4.6% that matures in 2040. During the quarter ended March 31, 2017, we paid off one maturing mortgage loan of approximately $21.1 million, with a weighted average interest rate of 5.76% per annum, secured by one manufactured home Property.
The weighted average interest rate, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the six months ended June 30, 2017 was approximately 4.9% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2017 to 2041. The debt encumbered a total of 126 of our Properties as of both June 30, 2017 and December 31, 2016, and the carrying value of such Properties was approximately $2,282.1 million and $2,296.6 million, as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for both of the quarters ended June 30, 2017 and 2016 was approximately $2.5 million and for the six months ended June 30, 2017 and 2016 was approximately $4.3 million and $4.4 million respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of June 30, 2017, 3,126,885 shares remained available for grant.
Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
On May 2, 2017, we awarded to certain members of our Board of Directors, 55,238 shares of Restricted Stock at a fair market value of approximately $4.5 million and Options to purchase 6,930 shares of common stock with an exercise price of $81.15 per share. The shares of common stock covered by these awards are subject to multiple tranches that vest between November 2, 2017 and May 2, 2020.
On February 1, 2017, we awarded 75,000 shares of Restricted Stock at a fair market value of approximately $5.4 million to certain members of our senior management for their service in 2017. These restricted stock grants will vest on December 31, 2017.
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

Settlement of California Lawsuits
On January 18, 2017, we entered into agreements pursuant to which we agreed to settle three California lawsuits related to our California Hawaiian property in San Jose, our Monte del Lago property in Castroville and our Santiago Estates property in Sylmar. Each of the three plaintiff groups was represented by the same law firm and alleged that the Company failed to properly maintain the respective properties. The settlement agreements provided for $9.9 million to be paid to settle the California Hawaiian matter, $1.5 million to be paid to settle the Monte del Lago matter and $1.9 million to be paid to settle the Santiago Estates matter. As a result, a litigation settlement payable was recorded in Accrued expenses and accounts payable as of December 31, 2016. In addition, an insurance receivable was recorded in escrow deposits, goodwill and other assets, net as of December 31, 2016, resulting in a net settlement of approximately $2.4 million reflected as a component of property rights initiatives and other, net on the consolidated statement of income for the year ended December 31, 2016. During the quarter ended March 31, 2017, the settlements were finalized, the settlement payments were made and the insurance payments were received. These settlements resolved all pending matters brought by plaintiffs’ counsel against us or any of our affiliates. Pursuant to the settlement agreements, all plaintiffs provided full releases to each of the defendants and their affiliates including with respect to the claims alleged in the lawsuits, and each of the lawsuits and related appeals were dismissed with prejudice. The settlements do not constitute an admission of liability by us or any of our affiliates and were made to avoid the costs, risks and uncertainties inherent in litigation.

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
Note 10 – Reportable Segments
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 - Reportable Segments (Continued)

All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2017 or 2016.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2017 and 2016 (amounts in thousands):
Quarter Ended June 30, 2017

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$206,594	$11,811	$218,405
Operations expenses	(102,649)	(10,481)	(113,130)
Income from segment operations	103,945	1,330	105,275
Interest income	754	1,041	1,795
Depreciation on real estate assets and rental homes	(27,609)	(2,638)	(30,247)
Amortization of in-place leases	(958)	—	(958)
Income (loss) from operations	$76,132	$(267)	$75,865
Reconciliation to Consolidated net income:
Corporate interest income			3
Income from other investments, net			1,109
General and administrative			(8,461)
Property rights initiatives and other			(271)
Interest and related amortization			(24,822)
Equity in income of unconsolidated joint ventures			1,040
Consolidated net income			$44,463

Total assets	$3,267,947	$217,411	$3,485,358

Quarter Ended June 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$193,184	$13,002	$206,186
Operations expenses	(94,375)	(11,867)	(106,242)
Income from segment operations	98,809	1,135	99,944
Interest income	736	867	1,603
Depreciation on real estate assets and rental homes	(26,317)	(2,712)	(29,029)
Amortization of in-place leases	(428)	—	(428)
Income (loss) from operations	$72,800	$(710)	$72,090
Reconciliation to Consolidated net income:
Corporate interest income			22
Income from other investments, net			2,270
General and administrative			(8,255)
Property rights initiatives and other			(527)
Interest and related amortization			(25,561)
Equity in income of unconsolidated joint ventures			765
Consolidated net income			$40,804

Total assets	$3,249,375	$236,200	$3,485,575

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 - Reportable Segments (Continued)

Six Months Ended June 30, 2017

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$425,582	$22,685	$448,267
Operations expenses	(199,906)	(20,076)	(219,982)
Income from segment operations	225,676	2,609	228,285
Interest income	1,484	2,079	3,563
Depreciation on real estate assets and rental homes	(55,062)	(5,295)	(60,357)
Amortization of in-place leases	(1,990)	—	(1,990)
Income (loss) from operations	$170,108	$(607)	$169,501
Reconciliation to Consolidated net income:
Corporate interest income			5
Income from other investments, net			1,866
General and administrative			(15,834)
Property rights initiatives and other			(490)
Interest and related amortization			(49,701)
Equity in income of unconsolidated joint ventures			2,190
Consolidated net income			$107,537

Total assets	$3,267,947	$217,411	$3,485,358
Capital improvements	$31,731	$21,733	$53,464
Six Months Ended June 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$397,910	$25,040	$422,950
Operations expenses	(184,887)	(22,507)	(207,394)
Income from segment operations	213,023	2,533	215,556
Interest income	1,453	1,785	3,238
Depreciation on real estate assets and rental homes	(52,281)	(5,403)	(57,684)
Amortization of in-place leases	(763)	—	(763)
Income (loss) from operations	$161,432	$(1,085)	$160,347
Reconciliation to Consolidated net income:
Corporate interest income			47
Income from other investments, net			3,993
General and administrative			(15,663)
Property rights initiatives and other			(1,181)
Interest and related amortization			(51,195)
Equity in income of unconsolidated joint ventures			1,646
Consolidated net income			$97,994

Total assets	$3,249,375	$236,200	$3,485,575

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 - Reportable Segments (Continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Community base rental income	$121,964	$115,385	$242,656	$229,461
Resort base rental income	50,055	44,732	111,123	100,166
Right-to-use annual payments	11,350	11,187	22,602	22,241
Right-to-use contracts current period, gross	3,798	3,086	7,004	5,618
Right-to-use contract upfront payments, deferred, net	(1,321)	(798)	(2,096)	(1,100)
Utility and other income	20,650	19,523	42,776	40,316
Ancillary services revenues, net	98	69	1,517	1,208
Total property operations revenues	206,594	193,184	425,582	397,910
Expenses:
Property operating and maintenance	72,901	66,647	140,955	129,601
Real estate taxes	13,943	12,869	27,980	26,067
Sales and marketing, gross	2,894	2,931	5,584	5,424
Right-to-use contract commissions, deferred, net	(112)	(116)	(196)	(12)
Property management	13,023	12,044	25,583	23,807
Total property operations expenses	102,649	94,375	199,906	184,887
Income from property operations segment	$103,945	$98,809	$225,676	$213,023

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Gross revenue from home sales	$7,833	$9,130	$14,860	$17,344
Brokered resale revenues, net	346	329	588	608
Rental home income (a)	3,632	3,543	7,237	7,088
Total revenues	11,811	13,002	22,685	25,040
Expenses:
Cost of home sales	7,895	9,481	15,014	17,762
Home selling expenses	929	805	1,854	1,639
Rental home operating and maintenance	1,657	1,581	3,208	3,106
Total expenses	10,481	11,867	20,076	22,507
Income from home sales and rentals operations segment	$1,330	$1,135	$2,609	$2,533
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

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
Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of June 30, 2017, we owned or had an ownership interest in a portfolio of 393 Properties located throughout the United States and Canada containing 147,107 Sites. These properties are located in 32 states and British Columbia, with more than 80 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.

We generate the majority of our revenues from customers renting our Sites, or entering into right-to-use contracts (also referred to as membership products) which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 106,500 customers who have entered into right-to-use contracts (otherwise referred to as "memberships" or "membership dues"). We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income. The breakdown of our Sites by type are as follows (amounts are approximate):

Total Sites as of June 30, 2017
Community Sites	71,100
Resort Sites:
Annual	26,600
Seasonal	11,200
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	3,600
147,100
_________________________

(1)	Includes approximately 5,700 Sites rented on an annual basis.

(2)
Joint ventures have approximately 2,700 annual Sites, approximately 400 seasonal Sites and approximately 500 transient Sites and includes Crosswinds Mobile Home Park joint venture that we entered into during the quarter ended June 30, 2017.

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
In addition to Net income computed in accordance with GAAP, we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized funds from operations ("NFFO"), (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management, (operating results for properties owned and operated in both periods under comparison) and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview

Net income available for Common Stockholders increased $4.0 million, to $39.5 million for the quarter ended June 30, 2017, compared to $35.5 million for the quarter ended June 30, 2016. Net income available for Common Stockholders increased $10.3 million, to $96.4 million for the six months ended June 30, 2017, compared to $86.1 million for the six months ended June 30, 2016. Both FFO per diluted share and NFFO per diluted share for the quarter ended June 30, 2017 were $0.81 compared to $0.75 for the quarter ended June 30, 2016 driven by improved Core and Non-Core income from property operations. Both FFO per diluted share and NFFO per diluted share for the six months ended June 30, 2017 were $1.81 compared to $1.67 for the six months ended June 30, 2016.

For the quarter ended June 30, 2017 property operating revenues in our Core Portfolio, excluding deferrals, were up 5.5% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 6.5% from the quarter ended June 30, 2016, resulting in an increase in our income from property operations before deferrals and property management of 4.8%, from the quarter ended June 30, 2016. For the six months ended June 30, 2017 property operating revenues in our Core Portfolio, excluding deferrals, were up 4.9% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 5.9% from the six months ended June 30, 2016, resulting in an increase in our income from property operations before deferrals and property management of 4.3%, from the six months ended June 30, 2016.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home sites in our MH communities (both homeowners and renters) and was 94.2% for the quarter ended June 30, 2017, compared to 94.0% for the quarter ended March 31, 2017 and 93.3% for the quarter ended June 30, 2016. During the quarter ended June 30, 2017, we increased occupancy of manufactured homes within our Core Portfolio by 114 sites with an increase in homeowner occupancy of 204 sites compared to occupancy as of March 31, 2017. By comparison, as of June 30, 2016, our Core Portfolio occupancy increased 128 sites with an increase in homeowner occupancy of 229 sites compared to occupancy at March 31, 2016.
We continue to experience growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the quarter ended June 30, 2017 were 8.1% higher than the quarter ended June 30, 2016. Annual, seasonal and transient revenues for the quarter ended June 30, 2017 increased 6.0%, 13.7% and 12.3%, respectively, from the quarter ended June 30, 2016. RV revenues in our Core Portfolio for the six months ended June 30, 2017 were 5.3% higher than the six months ended June 30, 2016. Annual, seasonal and transient revenues for the six months ended June 30, 2017 increased 5.3%, 3.8% and 6.7%, respectively, from the six months ended June 30, 2016.
We continue to offer the Thousand Trails Camping Pass (“TTC”) and as a customer acquisition tool we have relationships with a network of RV dealers to provide them with a free one-year TTC membership to give to their customers in connection with the purchase of an RV. During the quarter ended June 30, 2017 online TTC sales increased 45% from the quarter ended June 30, 2016. During the quarter ended June 30, 2017 we sold approximately 4,700 TTCs and activated approximately 5,700 RV dealer TTCs. For the six months ended June 30, 2017 we sold approximately 7,300 TTCs and activated approximately 9,200 RV dealer TTCs.
Our social media presence continues to increase within our RV customer base and we continue to be successful at providing a venue for our customers to promote our Properties by encouraging them to share their memories of their experiences at our resorts. Year-over-year we have seen an increase in social media fans of 30%. Through our summer marketing campaigns, we have

Management's Discussion (continued)

increased the awareness of our product offering and our customers are increasingly choosing the web as a vehicle to transact with us.
We continue to see high demand for our homes and communities. We closed 120 new home sales in the quarter ended June 30, 2017 compared to 180 during the quarter ended June 30, 2016 and 240 new home sales in the six months ended June 30, 2017 compared to 301 during the six months ended June 30, 2016. The new home sales during the quarter and six months ended June 30, 2017 were primarily in our Florida and Colorado communities.
As of June 30, 2017, we had 4,674 occupied rental homes in our MH communities. For the quarters ended June 30, 2017 and 2016, home rental program net operating income was approximately $8.2 million and $8.3 million, respectively, net of rental asset depreciation expense of approximately $2.6 million for the quarter ended June 30, 2017 and $2.7 million for the quarter ended June 30, 2016. Approximately $8.8 million and $9.0 million of home rental operations revenue was included in community base rental income for the quarters ended June 30, 2017 and June 30, 2016, respectively. For the six months ended June 30, 2017 and 2016, home rental program net operating income was approximately $16.4 million and $16.8 million, respectively, net of rental asset depreciation expense of approximately $5.3 million for both the six months ended June 30, 2017 and six months ended June 30, 2016. Approximately $17.7 million and $18.1 million of home rental operations revenue was included in community base rental income for the six months ended June 30, 2017 and six months ended June 30, 2016, respectively.
On May 10, 2017, we completed the acquisition of Paradise Park Largo, a 108-site manufactured home community located in Largo, Florida for a purchase price of approximately $8.0 million. Our gross investment in real estate has increased approximately $46.3 million to $4,731.6 million as of June 30, 2017 from $4,685.3 million as of December 31, 2016 primarily due to the acquisition of Paradise Park Largo and increased capital expenditures.
The following chart lists both the Properties acquired or invested in from January 1, 2016 through June 30, 2017, which represents our Non-Core Portfolio; and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2016				143,938
Acquisitions:
Rose Bay	Port Orange, Florida	RV	January 27, 2016	303
Portland Fairview	Fairview, Oregon	RV	May 26, 2016	407
Forest Lake Estates	Zephryhills, Florida	RV, MH	June 15, 2016	1,168
Riverside RV	Arcadia, Florida	RV	October 13, 2016	499
Paradise Park Largo	Largo, Florida	MH	May 10, 2017	108
Joint Venture:
Crosswinds	St. Petersburg, Florida	MH	June 15, 2017	376
Expansion Site Development and other:
Net Sites added (reconfigured) in 2016				295
Net Sites added (reconfigured) in 2017				13
Total Sites as of June 30, 2017				147,107

Non-GAAP Financial Measures
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations, represents rental income, utility income and right-to-use income less property operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2015. Core Portfolio income from property operations, excluding deferrals and property management is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during 2016 and 2017.

Management's Discussion (continued)

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
Income from Rental Operations, Net of Depreciation
We use Income from rental operations, net of depreciation as an alternative measure to evaluate the operating results of our home rental program. Income from rental operations, net of depreciation, represents income from rental operations less depreciation expense on rental homes. We believe this measure is meaningful for investors as it provides a complete picture of the home rental program operating results including the impact of depreciation which affects our home rental program investment decisions.
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

Management's Discussion (continued)

The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters and six months ended June 30, 2017 and June 30, 2016 (amounts in thousands):

	Quarters ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Computation of Income from Property Operations:
Net income available for Common Stockholders	$39,498	$35,490	$96,385	$86,073
Series C Redeemable Perpetual Preferred Stock Dividends	2,316	2,316	4,613	4,613
Income allocated to non-controlling interests - Common OP Units	2,649	2,998	6,539	7,308
Equity in income of unconsolidated joint ventures	(1,040)	(765)	(2,190)	(1,646)
Income before equity in income of unconsolidated joint ventures	43,423	40,039	105,347	96,348
Total other expenses, net	61,852	59,905	122,938	119,208
Income from home sales operations and other	547	758	(97)	241
Income from property operations	$105,822	$100,702	$228,188	$215,797
The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters and six months ended June 30, 2017 and June 30, 2016 (amounts in thousands):

	Quarters ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$39,498	$35,490	$96,385	$86,073
Income allocated to common OP units	2,649	2,998	6,539	7,308
Right-to-use contract upfront payments, deferred, net	1,321	798	2,096	1,100
Right-to-use contract commissions, deferred, net	(112)	(116)	(196)	(12)
Depreciation on real estate assets	27,608	26,362	55,061	52,370
Depreciation on rental homes	2,639	2,667	5,296	5,314
Amortization of in-place leases	958	428	1,990	763
Depreciation on unconsolidated joint ventures	364	305	811	595
FFO available for Common Stock and OP Unit holders	74,925	68,932	167,982	153,511
Transaction costs	220	398	324	598
Normalized FFO available for Common Stock and OP Unit holders	$75,145	$69,330	$168,306	$154,109
Weighted average Common Shares outstanding – fully diluted	93,063	92,264	93,041	92,163

Management's Discussion (continued)

Results of Operations

Comparison of the Quarter Ended June 30, 2017 to the Quarter Ended June 30, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended June 30, 2017 and 2016 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2015 and which we have owned and operated continuously since January 1, 2016. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$120,699	$115,188	$5,511	4.8%	$121,964	$115,385	$6,579	5.7%
Rental home income	3,632	3,543	89	2.5%	3,632	3,543	89	2.5%
Resort base rental income	47,753	44,173	3,580	8.1%	50,055	44,732	5,323	11.9%
Right-to-use annual payments	11,350	11,187	163	1.5%	11,350	11,187	163	1.5%
Right-to-use contracts current period, gross	3,798	3,086	712	23.1%	3,798	3,086	712	23.1%
Utility and other income	20,319	19,468	851	4.4%	20,650	19,523	1,127	5.8%
Property operating revenues, excluding deferrals	207,551	196,645	10,906	5.5%	211,449	197,456	13,993	7.1%

Property operating and maintenance	71,096	66,363	4,733	7.1%	72,901	66,647	6,254	9.4%
Rental home operating and maintenance	1,657	1,581	76	4.8%	1,657	1,581	76	4.8%
Real estate taxes	13,462	12,781	681	5.3%	13,943	12,869	1,074	8.3%
Sales and marketing, gross	2,894	2,931	(37)	(1.3)%	2,894	2,931	(37)	(1.3)%
Property operating expenses, excluding deferrals and Property management	89,109	83,656	5,453	6.5%	91,395	84,028	7,367	8.8%
Income from property operations, excluding deferrals and Property management (1)	118,442	112,989	5,453	4.8%	120,054	113,428	6,626	5.8%
Property management	13,023	12,044	979	8.1%	13,023	12,044	979	8.1%
Income from property operations, excluding deferrals (1)	105,419	100,945	4,474	4.4%	107,031	101,384	5,647	5.6%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,209	682	527	77.3%	1,209	682	527	77.3%
Income from property operations (1)	$104,210	$100,263	$3,947	3.9%	$105,822	$100,702	$5,120	5.1%
__________________________
(1)     Non-GAAP measure.
Total Portfolio income from property operations, which includes recently acquired properties, for the quarter ended June 30, 2017 increased $5.1 million, or 5.1%, from the quarter ended June 30, 2016, driven by an increase of $3.9 million, or 3.9%, in our Core Portfolio income from property operations and a $1.2 million increase in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended June 30, 2017 increased $5.5 million, or 4.8% from the quarter ended June 30, 2016, which reflects 3.9% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $611 for the quarter ended June 30, 2017 from approximately $588 for the quarter ended June 30, 2016. The average occupancy for the Core Portfolio increased to 94.2% for the quarter ended June 30, 2017 from 93.3% for the quarter ended June 30, 2016.

Management's Discussion (continued)

Resort base rental income in our Core Portfolio for the quarter ended June 30, 2017 increased $3.6 million, or 8.1%, from the quarter ended June 30, 2016 primarily due to increased rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$31,884	$30,089	$1,795	6.0%	$32,869	$30,360	$2,509	8.3%
Seasonal	4,481	3,942	539	13.7%	4,902	4,114	788	19.2%
Transient	11,388	10,142	1,246	12.3%	12,284	10,258	2,026	19.8%
Resort base rental income	$47,753	$44,173	$3,580	8.1%	$50,055	$44,732	$5,323	11.9%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased by $0.7 million, primarily as a result of an increase in the average price per upgrade sale and a higher number of upgrade sales during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. During the quarter ended June 30, 2017 there were 635 upgrade sales with an average price per upgrade sale of $5,980. This compares to 626 upgrade sales with an average price per upgrade sale of $4,930 during the quarter ended June 30, 2016.
The increase in utility and other income is primarily due to insurance recovery revenue related to California storm events and increased electric, water, gas, and sewer income recovery.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended June 30, 2017 increased $5.5 million, or 6.5%, from the quarter ended June 30, 2016 primarily driven by an increase in utility expenses, property payroll and repairs and maintenance. The increase in utility expense was driven by increases in electric, sewer, and gas expenses, which is partially offset by an increase in utility income recovery. The increase in property payroll expense primarily resulted from 2017 salary increases. The increase in repairs and maintenance expense was primarily due to clean-up costs as a result of California storm events.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the quarters ended June 30, 2017 and 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$4,548	$6,044	$(1,496)	(24.8)%
Cost of new home sales (1)	(4,419)	(6,246)	1,827	29.3%
Gross profit (loss) from new home sales	129	(202)	331	163.9%

Gross revenues from used home sales	3,285	3,086	199	6.4%
Cost of used home sales	(3,476)	(3,235)	(241)	(7.4)%
Loss from used home sales	(191)	(149)	(42)	(28.2)%

Brokered resale revenues and ancillary services revenues, net	444	398	46	11.6%
Home selling expenses	(929)	(805)	(124)	(15.4)%
Loss from home sales and other	$(547)	$(758)	$211	27.8%

Home sales volumes
Total new home sales (2)	120	180	(60)	(33.3)%
New Home Sales Volume - ECHO JV	41	63	(22)	(34.9)%
Used home sales	338	342	(4)	(1.2)%
Brokered home resales	252	217	35	16.1%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.

Management's Discussion (continued)

Loss from home sales and other was $0.5 million and $0.8 million for the quarters ended June 30, 2017 and 2016, respectively. The decrease in loss from home sales and other from the quarter ended June 30, 2016 was primarily due to an increase in the gross profit from new home sales, partially offset by an increase in home selling expenses.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2017 and 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change
Manufactured homes:
New Home	$6,985	$6,332	$653	10.3%
Used Home	5,483	6,250	(767)	(12.3)%
Rental operations revenue (1)	12,468	12,582	(114)	(0.9)%
Rental home operating and maintenance	(1,657)	(1,581)	(76)	(4.8)%
Income from rental operations	10,811	11,001	(190)	(1.7)%
Depreciation on rental homes (2)	(2,639)	(2,667)	28	1.0%
Income from rental operations, net of depreciation	$8,172	$8,334	$(162)	(1.9)%

Gross investment in new manufactured home rental units (3)	$129,868	$120,708	$9,160	7.6%
Gross investment in used manufactured home rental units	$48,182	$54,675	$(6,493)	(11.9)%

Net investment in new manufactured home rental units	$104,710	$99,428	$5,282	5.3%
Net investment in used manufactured home rental units	$28,182	$36,690	$(8,508)	(23.2)%

Number of occupied rentals – new, end of period (4)	2,517	2,267	250	11.0%
Number of occupied rentals – used, end of period	2,157	2,595	(438)	(16.9)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.8 million and $9.0 million for the quarters ended June 30, 2017 and 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million at both June 30, 2017 and December 31, 2016.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 257 and 143 homes rented through our ECHO JV during the quarters ended June 30, 2017 and 2016, respectively.
The decrease in income from rental operations, net of depreciation, was primarily due to a decrease in the number of used occupied rental units, partially offset by the change in the mix of occupied rentals, driven by an increase in the number of occupied new rental homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses, net for the quarters ended June 30, 2017 and 2016 (amounts in thousands, expenses shown as negative).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(30,247)	$(29,029)	$(1,218)	(4.2)%
Amortization of in-place leases	(958)	(428)	(530)	(123.8)%
Interest income	1,798	1,625	173	10.6%
Income from other investments, net	1,109	2,270	(1,161)	(51.1)%
General and administrative (excluding transaction costs)	(8,241)	(7,857)	(384)	(4.9)%
Transaction costs	(220)	(398)	178	44.7%
Property rights initiatives and other	(271)	(527)	256	48.6%
Interest and related amortization	(24,822)	(25,561)	739	2.9%
Total other income and expenses, net	$(61,852)	$(59,905)	$(1,947)	(3.3)%

Other expenses, net increased $1.9 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. The increase from the quarter ended June 30, 2016 was primarily due to an increase in depreciation on real estate and rental

Management's Discussion (continued)

homes and amortization of in-place leases due to 2016 acquisition activity and a decrease in income from other investments, net, due to the termination of the Tropical Palms RV ground lease in 2016.

This was partially offset by a decrease in interest and related amortization as a result of the refinancing activities completed during 2016 (see Note 7 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements).

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2017 and 2016 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2015 and which we have owned and operated continuously since January 1, 2016. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$240,278	$229,264	$11,014	4.8%	$242,656	$229,461	$13,195	5.8%
Rental home income	7,237	7,089	148	2.1%	7,237	7,088	149	2.1%
Resort base rental income	104,603	99,380	5,223	5.3%	111,123	100,166	10,957	10.9%
Right-to-use annual payments	22,602	22,241	361	1.6%	22,602	22,241	361	1.6%
Right-to-use contracts current period, gross	7,004	5,618	1,386	24.7%	7,004	5,618	1,386	24.7%
Utility and other income	42,003	40,249	1,754	4.4%	42,776	40,316	2,460	6.1%
Property operating revenues, excluding deferrals	423,727	403,841	19,886	4.9%	433,398	404,890	28,508	7.0%

Property operating and maintenance	137,429	129,186	8,243	6.4%	140,955	129,601	11,354	8.8%
Rental home operating and maintenance	3,208	3,105	103	3.3%	3,208	3,106	102	3.3%
Real estate taxes	27,032	25,957	1,075	4.1%	27,980	26,067	1,913	7.3%
Sales and marketing, gross	5,583	5,426	157	2.9%	5,584	5,424	160	2.9%
Property operating expenses, excluding deferrals and Property management	173,252	163,674	9,578	5.9%	177,727	164,198	13,529	8.2%
Income from property operations, excluding deferrals and Property management (1)	250,475	240,167	10,308	4.3%	255,671	240,692	14,979	6.2%
Property management	25,583	23,807	1,776	7.5%	25,583	23,807	1,776	7.5%
Income from property operations, excluding deferrals (1)	224,892	216,360	8,532	3.9%	230,088	216,885	13,203	6.1%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,900	1,088	812	74.6%	1,900	1,088	812	74.6%
Income from property operations (1)	$222,992	$215,272	$7,720	3.6%	$228,188	$215,797	$12,391	5.7%
__________________________
(1)     Non-GAAP measure.
Total Portfolio income from property operations, which includes recently acquired properties, for the six months ended June 30, 2017 increased $12.4 million, or 5.7%, from the six months ended June 30, 2016, driven by an increase of $7.7 million, or 3.6%, in our Core Portfolio income from property operations and a $4.7 million increase in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the six months ended June 30, 2017 increased $11.0 million, or 4.8% from the six months ended June 30, 2016, which reflects 3.9% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $608 for the six months ended June 30, 2017 from approximately $586 for the six months ended June 30, 2016. The average occupancy for the Core Portfolio increased to 94.1% for the six months ended June 30, 2017 from 93.2% for the six months ended June 30, 2016.

Management's Discussion (continued)

Resort base rental income in our Core Portfolio for the six months ended June 30, 2017 increased $5.2 million, or 5.3%, from the quarter ended June 30, 2016 primarily due to an increase in annual and transient revenues as a result of increased rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$63,123	$59,953	$3,170	5.3%	$64,965	$60,370	$4,595	7.6%
Seasonal	20,864	20,100	764	3.8%	23,401	20,329	3,072	15.1%
Transient	20,616	19,327	1,289	6.7%	22,757	19,467	3,290	16.9%
Resort base rental income	$104,603	$99,380	$5,223	5.3%	$111,123	$100,166	$10,957	10.9%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased by $1.4 million, primarily as a result of a higher average price per upgrade sale and higher upgrade sales during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017 there were 1,260 upgrade sales with an average price per upgrade sale of $5,557. This compares to 1,152 upgrade sales with an average price per upgrade sale of $4,877 for the six months ended June 30, 2016.
The increase in utility and other income is primarily due to insurance recovery revenue related to California storm events and increased electric, water, gas, and sewer income recovery.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the six months ended June 30, 2017 increased $9.6 million, or 5.9%, from the six months ended June 30, 2016. The increase was primarily due to an increase in utility expenses, property payroll and repairs and maintenance. The increase in utility expense was driven by increases in electric, sewer, trash and gas expenses, which was partially offset by increased utility income recovery. The increase in property payroll expense resulted from 2017 salary increases. The increase in repairs and maintenance expense was primarily due to clean-up costs as a result of California storm events and the hurricanes in Florida in 2016, and an increase in landscaping costs.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the six months ended June 30, 2017 and June 30, 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$9,491	$11,443	$(1,952)	(17.1)%
Cost of new home sales (1)	(9,191)	(11,698)	2,507	21.4%
Gross profit (loss) from new home sales	300	(255)	555	217.6%

Gross revenues from used home sales	5,369	5,901	(532)	(9.0)%
Cost of used home sales	(5,823)	(6,064)	241	4.0%
Loss from used home sales	(454)	(163)	(291)	(178.5)%

Brokered resale revenues and ancillary services revenues, net	2,105	1,816	289	15.9%
Home selling expenses	(1,854)	(1,639)	(215)	(13.1)%
Income (loss) from home sales and other	$97	$(241)	$338	140.2%

Home sales volumes
Total new home sales (2)	240	301	(61)	(20.3)%
New Home Sales Volume - ECHO JV	78	97	(19)	(19.6)%
Used home sales	623	653	(30)	(4.6)%
Brokered home resales	420	403	17	4.2%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the six months ended June 30, 2017 and June 30, 2016, respectively.

Management's Discussion (continued)

The increase in income from home sales and other was primarily due to an increase in the gross profit from new home sales, partially offset by an increase in the loss from used home sales.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2017 and June 30, 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change
Manufactured homes:
New Home	$13,618	$12,473	$1,145	9.2%
Used Home	11,267	12,715	(1,448)	(11.4)%
Rental operations revenue (1)	24,885	25,188	(303)	(1.2)%
Rental home operating and maintenance	(3,208)	(3,106)	(102)	(3.3)%
Income from rental operations	21,677	22,082	(405)	(1.8)%
Depreciation on rental homes (2)	(5,296)	(5,314)	18	0.3%
Income from rental operations, net of depreciation	$16,381	$16,768	$(387)	(2.3)%

Gross investment in new manufactured home rental units (3)	$129,868	$120,708	$9,160	7.6%
Gross investment in used manufactured home rental units	$48,182	$54,675	$(6,493)	(11.9)%

Net investment in new manufactured home rental units	$104,710	$99,428	$5,282	5.3%
Net investment in used manufactured home rental units	$28,182	$36,690	$(8,508)	(23.2)%

Number of occupied rentals – new, end of period (4)	2,517	2,267	250	11.0%
Number of occupied rentals – used, end of period	2,157	2,595	(438)	(16.9)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately 17.7 million and $18.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million at both June 30, 2017 and December 31, 2016.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 257 and 143 homes rented through our ECHO JV during the six months ended June 30, 2017 and June 30, 2016, respectively.
The decrease in income from rental operations, net of depreciation, was primarily due to a decrease in the number of occupied rental units, which was partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the six months ended June 30, 2017 and June 30, 2016 (amounts in thousands, expenses shown as negative).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(60,357)	$(57,684)	$(2,673)	(4.6)%
Amortization of in-place leases	(1,990)	(763)	(1,227)	(160.8)%
Interest income	3,568	3,285	283	8.6%
Income from other investments, net	1,866	3,993	(2,127)	(53.3)%
General and administrative (excluding transaction costs)	(15,510)	(15,065)	(445)	(3.0)%
Transaction costs	(324)	(598)	274	45.8%
Property rights initiatives and other	(490)	(1,181)	691	58.5%
Interest and related amortization	(49,701)	(51,195)	1,494	2.9%
Total other income and expenses, net	$(122,938)	$(119,208)	$(3,730)	(3.1)%

Other expenses, net increased $3.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in other expenses, net from the six months ended June 30, 2016 was primarily due to an increase in depreciation on real estate and rental homes and amortization of in-place leases due to 2016 acquisition activity and a a decrease in income from other investments, net, due to the termination of the Tropical Palms RV ground lease in 2016.

Management's Discussion (continued)

This was partially offset by a decrease in interest and related amortization as a result of the refinancing activities completed during 2016 (see Note 7 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements).

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties, and distributions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. As of June 30, 2017, $75.0 million of common stock remained available for issuance under the ATM equity offering program. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and approximately 113.0 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of June 30, 2017, we have sufficient liquidity, in the form of $62.5 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $100.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.20% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on July 17, 2018, with an option to extend for one additional year, subject to certain conditions.
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
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2017, we have approximately $6.9 million of scheduled debt maturities in 2017 (excluding scheduled principal payments on debt maturing in 2017 and beyond). We expect to satisfy our 2017 maturities with existing cash and anticipated operating cash flow.
During the six months ended June 30, 2017 we paid off one maturing mortgage loan and assumed debt in the purchase of Paradise Park Largo. The mortgage loan we paid off was approximately $21.1 million, with a weighted average interest rate of 5.76% per annum, secured by one manufactured home Property. In connection with the Paradise Park Largo acquisition during the quarter ended June 30, 2017, we assumed approximately $5.9 million of mortgage debt secured by the manufactured home community with an interest rate of 4.6% that matures in 2040.

The table below summarizes cash flow activity for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$214,102	$186,807
Net cash used in investing activities	(71,426)	(136,090)
Net cash used in financing activities	(131,276)	(56,104)
Net increase (decrease) in cash	$11,400	$(5,387)

Management's Discussion (continued)

Operating Activities
Net cash provided by operating activities increased $27.3 million to $214.1 million for the six months ended June 30, 2017, from $186.8 million for the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $12.4 million, receipt of insurance proceeds of $10.8 million related to the California failure to maintain lawsuits, long term incentive plan payments of $4.3 million during the first quarter of 2016, increase of $1.2 million in rents received in advance and an increase of $0.8 million in distributions from unconsolidated joint ventures. These increases were partially offset by the litigation settlement payment of $13.3 million related to the California failure to maintain lawsuits.
Investing Activities
Net cash used in investing activities was $71.4 million for the six months ended June 30, 2017 compared to $136.1 million for the six months ended June 30, 2016. The decrease in net cash used in investing activities was primarily due to the acquisitions of Forest Lake Estates, Portland Fairview and Rose Bay during the six months ended June 30, 2016, partially offset by the short-term loan of $13.8 million issued to the Crosswinds joint venture during the second quarter of 2017.
Capital Improvements
The table below summarizes capital improvement activity for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30, (1)
	2017	2016
Recurring Capital Expenditures (2)	$18,808	$18,317
Property upgrades and site development	11,870	5,961
New home investments (3)(4)	19,542	27,774
Used home investments (4)	2,191	3,210
Total Property	52,411	55,262
Corporate	1,053	445
Total Capital improvements	$53,464	$55,707
______________________
(1) Excludes non-cash activity of approximately $0.2 million and $0.4 million of used homes acquired through foreclosure of Chattel Loans for the six months ended June 30, 2017 and 2016, respectively.
(2) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $131.3 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $56.1 million for the six months ended June 30, 2016. The increase in net cash used in financing activities was primarily due to the $50.0 million of cash proceeds received during the six months ended June 30, 2016 as a result of the sale of stock under the ATM equity offering program.

Management's Discussion (continued)

Contractual Obligations
As of June 30, 2017, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2017	2018	2019	2020	2021	Thereafter
Long Term Borrowings (1)	$2,068,016	$28,900	$239,608	$234,920	$352,089	$211,650	$1,000,849
Interest Expense (2)	605,441	48,266	87,925	73,013	57,639	49,742	288,856
Operating Lease	9,444	1,090	2,221	2,062	2,011	1,711	349
LOC Maintenance Fee (3)	849	409	440	—	—	—	—
Ground Lease (4)	16,035	993	1,980	1,983	1,984	1,987	7,108
Total Contractual Obligations	$2,699,785	$79,658	$332,174	$311,978	$413,723	$265,090	$1,297,162
Weighted average interest rates - Long Term Borrowings	4.41%	4.69%	4.61%	4.40%	4.49%	4.39%	4.25%
______________________________

(1)
Balance excludes note premiums of $4.3 million and deferred financing costs of approximately $17.8 million. Balances include debt maturing, scheduled periodic principal payments, and Paradise Park Largo mortgage debt of $5.9 million.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of June 30, 2017.

(3)	As of June 30, 2017, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of June 30, 2017, we have no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the 2016 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the quarter ended June 30, 2017.

Management's Discussion (continued)

Forward Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2017.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 9 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 26, 2017	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2017	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)