Form 10-Q
period 2017-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2017-11-01
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
87,836,746 shares of Common Stock as of October 27, 2017.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2017 and December 31, 2016
(amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment in real estate:
Land	$1,167,620	$1,163,987
Land improvements	2,940,500	2,893,759
Buildings and other depreciable property	647,513	627,590
	4,755,633	4,685,336
Accumulated depreciation	(1,488,722)	(1,399,531)
Net investment in real estate	3,266,911	3,285,805
Cash	77,395	56,340
Notes receivable, net	49,284	34,520
Investment in unconsolidated joint ventures	52,966	19,369
Deferred commission expense	31,608	31,375
Escrow deposits, goodwill, and other assets, net	47,683	51,578
Total Assets	$3,525,847	$3,478,987
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$1,981,604	$1,891,900
Term loan	199,534	199,379
Accrued expenses and accounts payable	106,688	89,864
Deferred revenue – upfront payments from right-to-use contracts	85,254	81,484
Deferred revenue – right-to-use annual payments	10,513	9,817
Accrued interest payable	7,969	8,379
Rents and other customer payments received in advance and security deposits	73,609	76,906
Distributions payable	45,501	39,411
Total Liabilities	2,510,672	2,397,140
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2017 and 9,945,539 shares authorized as of December 31, 2016; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, no shares authorized as of September 30, 2017 and 54,461 shares authorized as of December 31, 2016; none issued and outstanding as of September 30, 2017 and 54,458 shares issued and outstanding as of December 31, 2016.	—	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 87,499,669 and 85,529,386 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	872	854
Paid-in capital	1,164,658	1,103,048
Distributions in excess of accumulated earnings	(213,771)	(231,276)
Accumulated other comprehensive (loss)	—	(227)
Total Stockholders’ Equity	951,759	1,008,543
Non-controlling interests – Common OP Units	63,416	73,304
Total Equity	1,015,175	1,081,847
Total Liabilities and Equity	$3,525,847	$3,478,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Nine Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Community base rental income	$123,177	$117,164	$365,833	$346,625
Rental home income	3,592	3,484	10,829	10,572
Resort base rental income	58,471	54,486	169,594	154,652
Right-to-use annual payments	11,531	11,349	34,133	33,590
Right-to-use contracts current period, gross	4,208	3,672	11,212	9,290
Right-to-use contract upfront payments, deferred, net	(1,670)	(1,327)	(3,766)	(2,427)
Utility and other income	26,295	21,174	69,071	61,490
Gross revenues from home sales	10,012	10,895	24,872	28,239
Brokered resale revenues and ancillary services revenues, net	1,983	920	4,088	2,736
Interest income	1,974	1,767	5,542	5,052
Income from other investments, net	2,052	2,581	3,918	6,574
Total revenues	241,625	226,165	695,326	656,393
Expenses:
Property operating and maintenance	80,164	73,410	221,119	203,011
Rental home operating and maintenance	1,704	1,768	4,912	4,874
Real estate taxes	14,006	13,467	41,986	39,534
Sales and marketing, gross	3,277	3,100	8,861	8,524
Right-to-use contract commissions, deferred, net	(176)	(200)	(372)	(212)
Property management	13,160	11,863	38,743	35,670
Depreciation on real estate assets and rental homes	30,493	29,518	90,849	87,203
Amortization of in-place leases	138	1,376	2,128	2,139
Cost of home sales	10,377	10,745	25,391	28,507
Home selling expenses	1,447	909	3,301	2,548
General and administrative	7,505	7,653	23,339	23,315
Property rights initiatives and other, net	324	855	814	2,036
Interest and related amortization	25,027	25,440	74,728	76,635
Total expenses	187,446	179,904	535,799	513,784
Income before equity in income of unconsolidated joint ventures	54,179	46,261	159,527	142,609
Equity in income of unconsolidated joint ventures	686	496	2,876	2,142
Consolidated net income	54,865	46,757	162,403	144,751

Income allocated to non-controlling interests – Common OP Units	(3,286)	(3,462)	(9,825)	(10,770)
Series C Redeemable Perpetual preferred stock dividends and original issuance costs	(3,054)	(2,297)	(7,667)	(6,910)
Net income available for Common Stockholders	$48,525	$40,998	$144,911	$127,071

Consolidated net income	$54,865	$46,757	$162,403	$144,751
Other comprehensive income/(loss):
Adjustment for fair market value of swap	(30)	551	227	(93)
Consolidated comprehensive income	54,835	47,308	162,630	144,658
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,237)	(3,505)	(9,792)	(10,762)
Series C Redeemable Perpetual preferred stock dividends and original issuance costs	(3,054)	(2,297)	(7,667)	(6,910)
Comprehensive income attributable to Common Stockholders	$48,544	$41,506	$145,171	$126,986

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Nine Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.56	$0.48	$1.67	$1.50
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.56	$0.48	$1.66	$1.49

Distributions declared per Common Share outstanding	$0.488	$0.425	$1.463	$1.275
Weighted average Common Shares outstanding – basic	87,037	85,105	86,620	84,649
Weighted average Common Shares outstanding – fully diluted	93,324	92,910	93,135	92,405

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2017
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss/(Income)	Total Equity
Balance, December 31, 2016	$854	$1,103,048	$136,144	$(231,276)	$73,304	$(227)	$1,081,847
Conversion of Common OP Units to Common Stock	13	16,429	—	—	(16,442)	—	—
Issuance of Common Stock through employee stock purchase plan	—	1,615	—	—	—	—	1,615
Issuance of Common Stock	5	42,032	—	—	—	—	42,037
Compensation expenses related to restricted stock	—	6,813	—	—	—	—	6,813
Adjustment for Common OP Unitholders in the Operating Partnership	—	(5,313)	—	—	5,313	—	—
Adjustment for fair market value of swap	—	—	—	—	—	227	227
Net income	—	—	7,667	144,911	9,825	—	162,403
Distributions	—	—	(6,910)	(127,406)	(8,584)	—	(142,900)
Series C Preferred stock redemption	—	—	(136,144)	—	—	—	(136,144)
Series C Preferred stock original issuance costs	—	757	(757)	—	—	—	—
Other	—	(723)	—	—	—	—	(723)
Balance, September 30, 2017	$872	$1,164,658	$—	$(213,771)	$63,416	$—	$1,015,175

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(amounts in thousands)
(unaudited)

	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Consolidated net income	$162,403	$144,751
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	91,781	88,043
Amortization of in-place leases	2,128	2,139
Amortization of loan costs	2,676	2,930
Debt premium amortization	(1,664)	(2,633)
Equity in income of unconsolidated joint ventures	(2,876)	(2,142)
Distributions of income from unconsolidated joint ventures	2,711	1,417
Stock-based compensation	6,813	6,796
Revenue recognized from right-to-use contract upfront payments	(7,440)	(6,863)
Commission expense recognized related to right-to-use contracts	3,327	3,071
Long term incentive plan compensation	1,011	(3,390)
Recovery for uncollectible rents receivable	(52)	(548)
Changes in assets and liabilities:
Notes receivable activity, net	(337)	349
Deferred commission expense	(3,560)	(3,641)
Escrow deposits, goodwill and other assets	28,985	22,516
Accrued expenses and accounts payable	11,002	15,392
Deferred revenue – upfront payments from right-to-use contracts	11,210	9,290
Deferred revenue – right-to-use annual payments	696	700
Rents received in advance and security deposits	(3,305)	(3,595)
Net cash provided by operating activities	305,509	274,582
Cash Flows From Investing Activities:
Real estate acquisition	(2,163)	(78,203)
Investment in unconsolidated joint ventures	(33,479)	(5,000)
Distributions of capital from unconsolidated joint ventures	—	4,094
Repayments of notes receivable	7,643	7,788
Issuance of notes receivable	(22,297)	(7,436)
Capital improvements	(87,877)	(87,316)
Net cash used in investing activities	(138,173)	(166,073)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,615	5,931
Share based award tax withholding	—	(98)
Gross proceeds from sale of Common Stock	42,037	50,000
Distributions:
Common Stockholders	(121,114)	(103,803)
Common OP Unitholders	(8,786)	(8,828)
Preferred Stockholders	(6,910)	(6,910)
Principal payments and mortgage debt payoff	(60,392)	(109,256)
New mortgage notes payable financing proceeds	146,000	54,450
Redemption of preferred stock	(136,144)	—
Debt issuance and defeasance costs	(1,864)	(617)
Other	(723)	(824)
Net cash used in financing activities	(146,281)	(119,955)
Net increase (decrease) in cash	21,055	(11,446)
Cash, beginning of period	56,340	80,258
Cash, end of period	$77,395	$68,812

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2017 and 2016
(amounts in thousands)
(unaudited)

	September 30, 2017	September 30, 2016
Supplemental Information:
Cash paid during the period for interest	$76,713	$79,762
Capital improvements – used homes acquired by repossessions	227	485
Net repayments of notes receivable – used homes acquired by repossessions	(227)	(485)
Building and other depreciable property – reclassification of rental homes	25,852	26,070
Escrow deposits and other assets – reclassification of rental homes	(25,852)	(26,070)

Real estate acquisitions:
Investment in real estate, fair value	$(7,985)	$(100,148)
Investment in real estate, cost	(110)	(2,000)
Escrow deposits and other assets	—	(20)
Debt assumed	5,900	22,010
Accrued expenses and accounts payable	32	1,955
Real estate acquisitions, net	$(2,163)	$(78,203)

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
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations and all variable interest entities ("VIE") with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
As of both September 30, 2017 and December 31, 2016, the gross carrying amount of identified intangible assets and goodwill, a component of escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of both September 30, 2017 and December 31, 2016, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.9 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the gross carrying amount of in-place lease intangible assets, a component of buildings and other depreciable property on our consolidated balance sheets, was approximately $76.7 million and $76.3 million, respectively. Accumulated amortization of in-place lease intangible assets was approximately $76.4 million and $74.3 million as of September 30, 2017 and December 31, 2016, respectively.

(c)	Restricted Cash
Cash as of both September 30, 2017 and December 31, 2016 included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

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
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $18.9 million as of both September 30, 2017 and December 31, 2016, had an aggregate carrying value of approximately $2,200.1 million and $2,110.2 million as of September 30, 2017 and December 31, 2016, respectively, and a fair value of approximately $2,225.4 million and $2,081.2 million as of September 30, 2017 and December 31, 2016, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2016, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The cash flow hedge of interest rate risk expired during the quarter ended September 30, 2017. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

(e)	New Accounting Pronouncements
In January 2017, the FASB issued ("ASU 2017-01") Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for annual reporting beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that the adoption of this standard may have on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ("ASU 2016-02") Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, this standard may have on our consolidated financial statements and related disclosures.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

We expect to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method. We have determined that our primary source of revenue, generated through leasing arrangements, is excluded from ASU 2014-09. We are in the process of finalizing our evaluation and quantifying the impact, if any, the adoption of ASU 2014-09 will have on our non-lease revenue streams, including right-to-use annual payments, right-to-use contracts, and utility and other income. While we have not finalized our assessment of the impact of ASU 2014-09, based on the analysis completed to date, we do not currently anticipate that ASU 2014-09 will have a material impact on our consolidated financial statements.
Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per Common Share for the quarters and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$48,525	$40,998	$144,911	$127,071
Amounts allocated to dilutive securities	3,286	3,462	9,825	10,770
Net income available for Common Stockholders – fully diluted	$51,811	$44,460	$154,736	$137,841
Denominator:
Weighted average Common Shares outstanding – basic	87,037	85,105	86,620	84,649
Effect of dilutive securities:
Conversion of Common OP Units to Common Shares	5,836	7,203	6,100	7,205
Stock options and restricted shares	451	602	415	551
Weighted average Common Shares outstanding – fully diluted	93,324	92,910	93,135	92,405

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.56	$0.48	$1.67	$1.50

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.56	$0.48	$1.66	$1.49
Note 4 – Common Stock and Other Equity Related Transactions
Series C Preferred Stock Redemption and Distribution Activity
The following quarterly distributions have been declared on our depositary shares (each representing 1/100 of a share of our Series C Preferred Stock) and paid to our preferred stockholders for the nine months ended September 30, 2017. On September 25, 2017, we redeemed our 6.75% Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.421875	March 31, 2017	March 10, 2017	March 31, 2017
$0.421875	June 30, 2017	June 15, 2017	June 30, 2017
$0.421875	September 30, 2017	September 15, 2017	September 25, 2017
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling holders for the nine months ended September 30, 2017.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4875	March 31, 2017	March 31, 2017	April 14, 2017
$0.4875	June 30, 2017	June 30, 2017	July 14, 2017
$0.4875	September 30, 2017	September 29, 2017	October 13, 2017

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4 – Common Stock and Other Equity Related Transactions (continued)

Notes to Consolidated Financial Statements

Note 5 – Investment in Joint Ventures (continued)

On May 4, 2015, we extended our at-the-market (“ATM”) offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The following table presents the shares that were issued under the ATM equity offering program during the nine months ended September 30, 2017 and nine months ended September 30, 2016 (amounts in thousands, except stock data):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Shares of Common Stock sold	484,913	683,548
Weighted average price	$86.69	$73.15
Total gross proceeds	$42,037	$50,000
Commissions paid to sales agents	$526	$657
As of September 30, 2017, approximately $33.0 million of Common Stock remained available for issuance under the ATM equity offering program.
Conversions
Subject to certain limitations, holders of Common Operating Partnership units ("OP units") can request an exchange of any or all of their OP units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2017, 1,335,247 OP units were exchanged for an equal number of shares of Common Stock.
Note 5 – Real Estate Acquisitions
On May 10, 2017, we completed the acquisition of Paradise Park Largo, a 108-site manufactured home community located in Largo, Florida. The purchase price of approximately $8.0 million was funded with available cash and an assumed loan. The $5.9 million loan has an interest rate of 4.6% that matures in 2040.
Note 6 – Investment in Unconsolidated Joint Ventures
On August 8, 2017, we contributed approximately $30.0 million to acquire a 49% interest in Florida Atlantic Holding, LLC ("Loggerhead"). Loggerhead owns a portfolio of 11 marinas located in Florida. The contribution was funded by net proceeds from sales of common stock under our ATM equity offering program. Our ownership interest in Loggerhead is accounted for under the equity method of accounting.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Unconsolidated Joint Ventures (continued)

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2017 and December 31, 2016):

					Investment as of		Joint Venture Income/(Loss) for the Nine Months Ended
Investment	Location	Number of Sites (d)	Economic Interest (a)		September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2016
Meadows	Various (2,2)	1,077	50%		$170	$510	$1,610	$1,026
Lakeshore	Florida (3,2)	720	(b)		2,170	56	10	250
Voyager	Arizona (1,1)	1,801	50%	(c)	3,455	3,376	795	902
Loggerhead	Florida	2,343	49%		31,646	—	230	—
ECHO JV	Various	—	50%		15,525	15,427	231	(36)
		5,941			$52,966	$19,369	$2,876	$2,142
_____________________

(a)	The percentages shown approximate our economic interest as of September 30, 2017. Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(c)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(d)	Loggerhead sites represent slip count.
We received approximately $2.7 million and $5.5 million in distributions from these joint ventures for the nine months ended September 30, 2017 and 2016, respectively. Approximately $0.1 million and $0.6 million of the distributions made to us exceeded our basis in joint ventures for the quarter and nine months ended September 30, 2017, and as such were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceeded our basis in joint ventures for the quarter and nine months ended September 30, 2016.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of September 30, 2017 and December 31, 2016, we had outstanding mortgage indebtedness of approximately $1,981.6 million and $1,891.9 million, respectively, net of deferred financing costs.
The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the nine months ended September 30, 2017 was approximately 4.8% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2018 to 2041. The debt encumbered a total of 128 and 126 of our Properties as of September 30, 2017 and December 31, 2016, respectively, and the carrying value of such Properties was approximately $2,396.2 million and $2,296.6 million, as of September 30, 2017 and December 31, 2016, respectively.
During the quarter ended September 30, 2017, we entered into three new loans, each secured by a manufactured home community, totaling $146.0 million. The loans have a stated interest rate of 4.07% and mature in 2037.
During the quarter ended September 30, 2017, we also paid off one maturing mortgage loan of $6.9 million, with a weighted average interest rate of 6.47% per annum, secured by one manufactured home community.
In connection with the Paradise Park Largo acquisition during the quarter ended June 30, 2017, we assumed approximately $5.9 million of mortgage debt secured by the manufactured home community with an interest rate of 4.6% that matures in 2040.
During the quarter ended March 31, 2017, we paid off one maturing mortgage loan of approximately $21.1 million, with a weighted average interest rate of 5.76% per annum, secured by one manufactured home community.
As of September 30, 2017, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2017 and 2016 was approximately $2.6 million and $2.4 million, respectively, and for both the nine months ended September 30, 2017 and 2016 was approximately $6.8 million.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock (“Restricted Stock”), (ii) options to acquire shares of common stock (“Options”), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards, subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of September 30, 2017, 3,126,885 shares remained available for grant.
Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
On May 2, 2017, we awarded certain members of our Board of Directors 55,238 shares of Restricted Stock at a fair market value of approximately $4.5 million and Options to purchase 6,930 shares of common stock with an exercise price of $81.15 per share. The shares of common stock covered by these awards are subject to multiple tranches that vest between November 2, 2017 and May 2, 2020.
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
Note 9 – Commitments and Contingencies
Hurricane Irma
Based on our assessment and available information as of the quarter ended September 30, 2017, we recognized expense of $3.7 million during the quarter and nine months ended September 30, 2017 related to property damage and restoration work that had been reasonably estimated and/or completed to date at our Florida properties as a result of Hurricane Irma. Based on our evaluation of these costs and our review of the potential insurance claim and our estimate of the related deductible, we recorded a revenue accrual of $3.5 million during the quarter and nine months ended September 30, 2017. As of September 30, 2017, while we expect additional amounts to be identified in the future, we cannot estimate the total expenses or recoveries related to Hurricane Irma.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2017 or 2016.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2017 and 2016 (amounts in thousands):
Quarter Ended September 30, 2017

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$223,184	$14,415	$237,599
Operations expenses	(110,431)	(13,528)	(123,959)
Income from segment operations	112,753	887	113,640
Interest income	773	1,042	1,815
Depreciation on real estate assets and rental homes	(27,879)	(2,614)	(30,493)
Amortization of in-place leases	(138)	—	(138)
Income (loss) from operations	$85,509	$(685)	$84,824
Reconciliation to Consolidated net income:
Corporate interest income			159
Income from other investments, net			2,052
General and administrative			(7,505)
Property rights initiatives and other			(324)
Interest and related amortization			(25,027)
Equity in income of unconsolidated joint ventures			686
Consolidated net income			$54,865

Total assets	$3,298,122	$227,725	$3,525,847

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Quarter Ended September 30, 2016

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$207,162	$14,655	$221,817
Operations expenses	(101,640)	(13,422)	(115,062)
Income from segment operations	105,522	1,233	106,755
Interest income	711	1,056	1,767
Depreciation on real estate assets and rental homes	(26,804)	(2,714)	(29,518)
Amortization of in-place leases	(1,376)	—	(1,376)
Income (loss) from operations	$78,053	$(425)	$77,628
Reconciliation to Consolidated net income:
Corporate interest income			—
Income from other investments, net			2,581
General and administrative			(7,653)
Property rights initiatives and other			(855)
Interest and related amortization			(25,440)
Equity in income of unconsolidated joint ventures			496
Consolidated net income			$46,757

Total assets	$3,238,699	$231,684	$3,470,383

Nine Months Ended September 30, 2017

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$648,766	$37,100	$685,866
Operations expenses	(310,337)	(33,604)	(343,941)
Income from segment operations	338,429	3,496	341,925
Interest income	2,256	3,122	5,378
Depreciation on real estate assets and rental homes	(82,939)	(7,910)	(90,849)
Amortization of in-place leases	(2,128)	—	(2,128)
Income (loss) from operations	$255,618	$(1,292)	$254,326
Reconciliation to Consolidated net income:
Corporate interest income			164
Income from other investments, net			3,918
General and administrative			(23,339)
Property rights initiatives and other			(814)
Interest and related amortization			(74,728)
Equity in income of unconsolidated joint ventures			2,876
Consolidated net income			$162,403

Total assets	$3,298,122	$227,725	$3,525,847
Capital improvements	$52,040	$35,837	$87,877

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

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

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Community base rental income	$123,177	$117,164	$365,833	$346,625
Resort base rental income	58,471	54,486	169,594	154,652
Right-to-use annual payments	11,531	11,349	34,133	33,590
Right-to-use contracts current period, gross	4,208	3,672	11,212	9,290
Right-to-use contract upfront payments, deferred, net	(1,670)	(1,327)	(3,766)	(2,427)
Utility and other income	26,295	21,174	69,071	61,490
Ancillary services revenues, net	1,172	644	2,689	1,852
Total property operations revenues	223,184	207,162	648,766	605,072
Expenses:
Property operating and maintenance	80,164	73,410	221,119	203,011
Real estate taxes	14,006	13,467	41,986	39,534
Sales and marketing, gross	3,277	3,100	8,861	8,524
Right-to-use contract commissions, deferred, net	(176)	(200)	(372)	(212)
Property management	13,160	11,863	38,743	35,670
Total property operations expenses	110,431	101,640	310,337	286,527
Income from property operations segment	$112,753	$105,522	$338,429	$318,545

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Gross revenue from home sales	$10,012	$10,895	$24,872	$28,239
Brokered resale revenues, net	337	276	925	884
Rental home income (a)	3,592	3,484	10,829	10,572
Ancillary services revenues, net	474	—	474	—
Total revenues	14,415	14,655	37,100	39,695
Expenses:
Cost of home sales	10,377	10,745	25,391	28,507
Home selling expenses	1,447	909	3,301	2,548
Rental home operating and maintenance	1,704	1,768	4,912	4,874
Total expenses	13,528	13,422	33,604	35,929
Income from home sales and rentals operations segment	$887	$1,233	$3,496	$3,766
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Note 11 - Subsequent Events
During October 2017, we sold 336,290 shares of common stock as part of the ATM equity offering program at a weighted average price of $85.13, resulting in net cash proceeds of $28.3 million. Our Board of Directors has approved a new ATM equity offering program having an aggregate offering price of up to $200.0 million.
On October 16, 2017, we entered into a $204 million secured facility with Fannie Mae, maturing in 2037 and bearing a 3.97% fixed interest rate. The loan is secured by five manufactured home communities. We used the proceeds to pay, in full, $194.2 million of loans that would have matured in 2018. We incurred approximately $2.2 million in prepayment penalties associated with the debt repayment.
On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and other lenders named therein, which amends and restates the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014 pursuant to which we have access to a $400 million unsecured line of credit (the “LOC”) and the $200 million senior unsecured term loan facility (the “Term Loan”). The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%.
We also extended the term of our Term Loan. The Term Loan now matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on leverage throughout the respective loan terms. We incurred commitment and arrangement fees of approximately $3.6 million to enter into the Second Amended and Restated Credit Agreement.

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
Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of September 30, 2017, we owned or had an ownership interest in a portfolio of 404 Properties located throughout the United States and Canada containing 149,448 Sites. These properties are located in 32 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.

We generate the majority of our revenues from customers renting our Sites, or entering into right-to-use contracts (also referred to as membership products) which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the RV customer's vacation and travel preferences. Sites designated as right-to-use Sites are primarily utilized to service the approximately 106,900 customers who have entered into right-to-use contracts (otherwise referred to as "memberships") and who pay annual membership dues.

We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income. During the quarter, we contributed approximately $30.0 million to acquire a 49% interest in Florida Atlantic Holding, LLC ("Loggerhead"). Loggerhead owns a portfolio of 11 marinas located in Florida.

The breakdown of our Sites by type are as follows (amounts are approximate):

Total Sites as of September 30, 2017
Community Sites	71,100
Resort Sites:
Annual	26,600
Seasonal	11,200
Transient	10,500
Right-to-use (1)	24,100
Joint Ventures (2)	5,900
149,400
_________________________

(1)	Includes approximately 5,700 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and includes approximately 2,300 marina slips.

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

Management's Discussion (continued)

We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on increasing operating cash flows. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We seek to accomplish this by attracting high quality customers to our Properties and retaining these customers who take pride in the Property and in their homes and efficiently managing our Properties to increase operating margins by increasing occupancy, maintaining competitive market rents and controlling expenses.
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
Results Overview
Net income available for Common Stockholders increased $7.5 million, to $48.5 million for the quarter ended September 30, 2017, compared to $41.0 million for the quarter ended September 30, 2016. Net income available for Common Stockholders increased $17.8 million, to $144.9 million for the nine months ended September 30, 2017, compared to $127.1 million for the nine months ended September 30, 2016.
For the quarter ended September 30, 2017, Funds from Operations (“FFO”) available for Common Stock and OP Unit holders increased $7.4 million, or $0.07 per Common Share, to $84.3 million or $0.90 per Common Share, compared to $76.9 million, or $0.83 per Common Share, for the same period in 2016. For the nine months ended September 30, 2017, FFO available for Common Stock and OP Unit holders increased $21.9 million, or $0.22 per Common Share, to $252.3 million or $2.71 per Common Share, compared to $230.4 million, or $2.49 per Common Share, for the same period in 2016.
For the quarter ended September 30, 2017, Normalized Funds from Operations (“Normalized FFO”) available for Common Stock and OP Unit holders increased $7.9 million, or $0.08 per Common Share, to $85.1 million, or $0.91 per Common Share, compared to $77.2 million, or $0.83 per Common Share, for the same period in 2016. For the nine months ended September 30, 2017, Normalized FFO available for Common Stock and OP Unit holders increased $22.1 million, or $0.22 per Common Share, to $253.4 million, or $2.72 per Common Share, compared to $231.3 million, or $2.50 per Common Share, for the same period in 2016.
For the quarter ended September 30, 2017 property operating revenues in our Core Portfolio, excluding deferrals, were up 7.0% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 6.8% from the quarter ended September 30, 2016, resulting in an increase in our income from property operations excluding deferrals and property management of 7.2%, from the quarter ended September 30, 2016. For the nine months ended September 30, 2017 property operating revenues in our Core Portfolio, excluding deferrals, were up 5.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up 6.2% from the nine months ended September 30, 2016, resulting in an increase in our income from property operations excluding deferrals and property management of 5.2%, from the nine months ended September 30, 2016.
During the quarter ended September 30, 2017, Hurricane Irma made landfall in the state of Florida. Our properties were affected by flooding, wind, wind-blown debris, fallen trees and tree branches. Overall, homes in our communities held up well with most of the structural damage limited to carports, screen rooms and awnings. Structural damage to common areas was also limited. Our Florida mainland properties resumed normal operations shortly after Hurricane Irma. Two RV resorts in the Florida Keys will reopen as utility services are restored. We are in the process of estimating the financial impact of the storm on our properties and we believe we have adequate insurance, subject to deductibles, including business interruption coverage. During the quarter ended September 30, 2017, we recorded expense of $3.7 million related to property damage and restoration work that had been reasonably estimated and/or completed to date. In addition we recorded revenue of $3.5 million related to the expected insurance recovery from this loss.

Management's Discussion (continued)

We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home sites in our MH communities (both homeowners and renters) and was 94.3% for the quarter ended September 30, 2017, compared to 94.2% for the quarter ended June 30, 2017 and 93.5% for the quarter ended September 30, 2016. During the quarter ended September 30, 2017, we increased occupancy of manufactured homes within our Core Portfolio by 95 sites with an increase in homeowner occupancy of 267 sites compared to occupancy as of June 30, 2017. By comparison, as of September 30, 2016, our Core Portfolio occupancy increased 176 sites with an increase in homeowner occupancy of 248 sites compared to occupancy at June 30, 2016.
We continue to experience growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the quarter ended September 30, 2017 were 5.8% higher than the quarter ended September 30, 2016. Annual, seasonal and transient revenues for the quarter ended September 30, 2017 increased 6.0%, 18.7% and 2.7%, respectively, from the quarter ended September 30, 2016. RV revenues in our Core Portfolio for the nine months ended September 30, 2017 were 5.4% higher than the nine months ended September 30, 2016. Annual, seasonal and transient revenues for the nine months ended September 30, 2017 increased 5.5%, 6.2% and 4.7%, respectively, from the nine months ended September 30, 2016.
We continue to offer the Thousand Trails Camping Pass (“TTC”) and as a customer acquisition tool we have relationships with a network of RV dealers to provide them with a free one-year TTC membership to give to their customers in connection with the purchase of an RV. During the quarter ended September 30, 2017 online TTC sales increased 52% from the quarter ended September 30, 2016. During the quarter ended September 30, 2017 we sold approximately 4,400 TTCs and activated approximately 4,900 RV dealer TTCs. For the nine months ended September 30, 2017 we sold approximately 11,700 TTCs and activated approximately 14,100 RV dealer TTCs.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. The demand for our product offerings is high as seen by web traffic, call center traffic, reservations and sales. We have now completed our summer marketing campaign. We focused on the 100 days of camping between Memorial Day and Labor Day and ran a social media promotion, which had a social media reach of 5.1 million as we encouraged customers to post pictures of themselves enjoying our properties. For the same period in 2016, our summer social media campaign reach was 3.7 million.
We see high demand for our homes and communities. We closed 173 new home sales in the quarter ended September 30, 2017 compared to 207 during the quarter ended September 30, 2016 and 413 new home sales in the nine months ended September 30, 2017 compared to 508 during the nine months ended September 30, 2016. The new home sales during the quarter and nine months ended September 30, 2017 were primarily in our Florida and Colorado communities.
As of September 30, 2017, we had 4,502 occupied rental homes in our MH communities. For the quarters ended September 30, 2017 and 2016, home rental program net operating income was approximately $7.9 million, net of rental asset depreciation expense of approximately $2.6 million for the quarter ended September 30, 2017 and $2.7 million for the quarter ended September 30, 2016. Approximately $8.7 million and $8.9 million of home rental operations revenue was included in community base rental income for the quarters ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, home rental program net operating income was approximately $24.3 million and $24.6 million, respectively, net of rental asset depreciation expense of approximately $7.9 million for the nine months ended September 30, 2017 and $8.0 million for the nine months ended September 30, 2016. Approximately $26.3 million and $27.0 million of home rental operations revenue was included in community base rental income for the nine months ended September 30, 2017 and nine months ended September 30, 2016, respectively.
Our gross investment in real estate has increased approximately $70.3 million to $4,755.6 million as of September 30, 2017 from $4,685.3 million as of December 31, 2016 primarily due to the acquisition of Paradise Park Largo during the second quarter of 2017 and increased capital expenditures.
The following chart lists both the Properties acquired or invested in from January 1, 2016 through September 30, 2017, which represents our Non-Core Portfolio; and Sites added through expansion opportunities at our existing Properties.

Management's Discussion (continued)

Property	Location	Type of Property	Transaction Date	Sites(a)

Total Sites as of January 1, 2016				143,938
Acquisitions:
Rose Bay	Port Orange, Florida	RV	January 27, 2016	303
Portland Fairview	Fairview, Oregon	RV	May 26, 2016	407
Forest Lake Estates	Zephryhills, Florida	RV, MH	June 15, 2016	1,168
Riverside RV	Arcadia, Florida	RV	October 13, 2016	499
Paradise Park Largo	Largo, Florida	MH	May 10, 2017	108
Joint Venture:
Crosswinds	St. Petersburg, Florida	MH	June 15, 2017	376
Loggerhead	Multiple, Florida	Marina	August 8, 2017	2,343
Expansion Site Development and other:
Net Sites added (reconfigured) in 2016				295
Net Sites added (reconfigured) in 2017				11
Total Sites as of September 30, 2017				149,448

(a)	Loggerhead sites represent slip count.

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

Management's Discussion (continued)

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
The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters and nine months ended September 30, 2017 and September 30, 2016 (amounts in thousands):

	Quarters ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of Income from Property Operations:
Net income available for Common Stockholders	$48,525	$40,998	$144,911	$127,071
Perpetual preferred stock dividends and original issuance costs	3,054	2,297	7,667	6,910
Income allocated to non-controlling interests - Common OP Units	3,286	3,462	9,825	10,770
Equity in income of unconsolidated joint ventures	(686)	(496)	(2,876)	(2,142)
Income before equity in income of unconsolidated joint ventures	54,179	46,261	159,527	142,609
Total other expenses, net	59,461	60,494	182,398	179,702
Income/(loss) from home sales operations and other	(171)	(161)	(268)	80
Income from property operations	$113,469	$106,594	$341,657	$322,391

Management's Discussion (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters and nine months ended September 30, 2017 and September 30, 2016 (amounts in thousands):

	Quarters ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$48,525	$40,998	$144,911	$127,071
Income allocated to common OP units	3,286	3,462	9,825	10,770
Right-to-use contract upfront payments, deferred, net	1,670	1,327	3,766	2,427
Right-to-use contract commissions, deferred, net	(176)	(200)	(372)	(212)
Depreciation on real estate assets	27,879	26,847	82,939	79,218
Depreciation on rental homes	2,614	2,671	7,910	7,985
Amortization of in-place leases	138	1,376	2,128	2,139
Depreciation on unconsolidated joint ventures	360	373	1,171	968
FFO available for Common Stock and OP Unit holders	84,296	76,854	252,278	230,366
Transaction costs	—	327	324	925
Preferred stock original issuance costs	757	—	757	—
Normalized FFO available for Common Stock and OP Unit holders	$85,053	$77,181	$253,359	$231,291
Weighted average Common Shares outstanding – fully diluted	93,324	92,910	93,135	92,405

Management's Discussion (continued)

Results of Operations

Comparison of the Quarter Ended September 30, 2017 to the Quarter Ended September 30, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2017 and 2016 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2015 and which we have owned and operated continuously since January 1, 2016. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$121,802	$116,052	$5,750	5.0%	$123,177	$117,164	$6,013	5.1%
Rental home income	3,592	3,484	108	3.1%	3,592	3,484	108	3.1%
Resort base rental income	56,399	53,317	3,082	5.8%	58,471	54,486	3,985	7.3%
Right-to-use annual payments	11,528	11,349	179	1.6%	11,531	11,349	182	1.6%
Right-to-use contracts current period, gross	4,208	3,672	536	14.6%	4,208	3,672	536	14.6%
Utility and other income	25,958	20,987	4,971	23.7%	26,295	21,174	5,121	24.2%
Property operating revenues, excluding deferrals	223,487	208,861	14,626	7.0%	227,274	211,329	15,945	7.5%

Property operating and maintenance	78,376	72,687	5,689	7.8%	80,164	73,410	6,754	9.2%
Rental home operating and maintenance	1,704	1,765	(61)	(3.5)%	1,704	1,768	(64)	(3.6)%
Real estate taxes	13,525	13,161	364	2.8%	14,006	13,467	539	4.0%
Sales and marketing, gross	3,277	3,100	177	5.7%	3,277	3,100	177	5.7%
Property operating expenses, excluding deferrals and Property management	96,882	90,713	6,169	6.8%	99,151	91,745	7,406	8.1%
Income from property operations, excluding deferrals and Property management (1)	126,605	118,148	8,457	7.2%	128,123	119,584	8,539	7.1%
Property management	13,160	11,861	1,299	11.0%	13,160	11,863	1,297	10.9%
Income from property operations, excluding deferrals (1)	113,445	106,287	7,158	6.7%	114,963	107,721	7,242	6.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,494	1,127	367	32.6%	1,494	1,127	367	32.6%
Income from property operations (1)	$111,951	$105,160	$6,791	6.5%	$113,469	$106,594	$6,875	6.4%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and non-Core portfolios, for the quarter ended September 30, 2017 increased $6.9 million, or 6.4%, from the quarter ended September 30, 2016, driven by an increase of $6.8 million, or 6.5%, in our Core Portfolio income from property operations and a $0.1 million increase in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended September 30, 2017 increased $5.8 million, or 5.0% from the quarter ended September 30, 2016, which reflects 4.0% growth from rate increases and approximately 1.0% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $615 for the quarter ended September 30, 2017 from approximately $591 for the quarter ended September 30, 2016. The average occupancy for the Core Portfolio increased to 94.3% for the quarter ended September 30, 2017 from 93.5% for the quarter ended September 30, 2016.

Management's Discussion (continued)

Resort base rental income in our Core Portfolio for the quarter ended September 30, 2017 increased $3.1 million, or 5.8%, from the quarter ended September 30, 2016 primarily due to increased rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$32,737	$30,874	$1,863	6.0%	$33,647	$31,278	$2,369	7.6%
Seasonal	4,510	3,799	711	18.7%	4,952	4,244	708	16.7%
Transient	19,152	18,644	508	2.7%	19,872	18,964	908	4.8%
Resort base rental income	$56,399	$53,317	$3,082	5.8%	$58,471	$54,486	$3,985	7.3%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased by $0.4 million, primarily as a result of an increase in the average price per upgrade sale and a higher number of upgrade sales during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. During the quarter ended September 30, 2017 there were 757 upgrade sales with an average price per upgrade sale of $5,558. This compares to 740 upgrade sales with an average price per upgrade sale of $4,962 during the quarter ended September 30, 2016.
Utility and other income increased by $5.0 million primarily due to the Hurricane Irma insurance recovery revenue accrual of $3.1 million and insurance proceeds of $1.5 million related to prior storm events.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended September 30, 2017 increased $6.2 million, or 6.8%, from the quarter ended September 30, 2016 primarily driven by an increase in property operating and maintenance expenses of $5.7 million. The increase in property operating and maintenance expenses was primarily due to repairs and maintenance expense of $3.3 million recognized during the quarter ended September 30, 2017 for restoration work that had been reasonably estimated and/or completed to date at our Florida properties impacted by Hurricane Irma. The increase in property operating and maintenance expenses was also due to an increase in property payroll, primarily as a result of 2017 salary increases and an increase in utility expense, primarily due to increases in water and sewer expenses, which was partially offset by an increase in utility income recovery.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the quarters ended September 30, 2017 and 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$7,233	$8,057	$(824)	(10.2)%
Cost of new home sales (1)	(7,276)	(7,900)	624	7.9%
Gross profit (loss) from new home sales	(43)	157	(200)	(127.4)%

Gross revenues from used home sales	2,779	2,838	(59)	(2.1)%
Cost of used home sales	(3,101)	(2,845)	(256)	(9.0)%
Loss from used home sales	(322)	(7)	(315)	(4,500.0)%

Brokered resale revenues and ancillary services revenues, net	1,983	920	1,063	115.5%
Home selling expenses	(1,447)	(909)	(538)	(59.2)%
Income from home sales and other	$171	$161	$10	6.2%

Home sales volumes
Total new home sales (2)	173	207	(34)	(16.4)%
New Home Sales Volume - ECHO JV	48	65	(17)	(26.2)%
Used home sales	331	335	(4)	(1.2)%
Brokered home resales	239	182	57	31.3%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.

Management's Discussion (continued)

Income from home sales and other was $0.2 million for both the quarters ended September 30, 2017 and 2016. The increase in home selling expenses was primarily due to expense of $0.4 million recorded during the quarter ended September 30, 2017 related to property damage as a result of Hurricane Irma. The expense recorded during the quarter was offset by revenue recorded of $0.4 million related to the expected insurance recovery from this loss.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2017 and 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change
Manufactured homes:
New Home	$7,100	$6,329	$771	12.2%
Used Home	5,157	6,013	(856)	(14.2)%
Rental operations revenue (1)	12,257	12,342	(85)	(0.7)%
Rental home operating and maintenance	(1,704)	(1,768)	64	3.6%
Income from rental operations	10,553	10,574	(21)	(0.2)%
Depreciation on rental homes (2)	(2,614)	(2,671)	57	2.1%
Income from rental operations, net of depreciation	$7,939	$7,903	$36	0.5%

Gross investment in new manufactured home rental units (3)	$131,389	$123,866	$7,523	6.1%
Gross investment in used manufactured home rental units	$44,624	$52,628	$(8,004)	(15.2)%

Net investment in new manufactured home rental units	$105,424	$101,768	$3,656	3.6%
Net investment in used manufactured home rental units	$24,833	$34,169	$(9,336)	(27.3)%

Number of occupied rentals – new, end of period (4)	2,492	2,316	176	7.6%
Number of occupied rentals – used, end of period	2,010	2,473	(463)	(18.7)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.7 million and $8.9 million for the quarters ended September 30, 2017 and 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.5 million and $15.3 million as of September 30, 2017 and 2016, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 254 and 158 homes rented through our ECHO JV during the quarters ended September 30, 2017 and 2016, respectively.
Other Income and Expenses
The following table summarizes other income and expenses, net for the quarters ended September 30, 2017 and 2016 (amounts in thousands, expenses shown as negative).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(30,493)	$(29,518)	$(975)	(3.3)%
Amortization of in-place leases	(138)	(1,376)	1,238	90.0%
Interest income	1,974	1,767	207	11.7%
Income from other investments, net	2,052	2,581	(529)	(20.5)%
General and administrative (excluding transaction costs)	(7,505)	(7,326)	(179)	(2.4)%
Transaction costs	—	(327)	327	100.0%
Property rights initiatives and other, net	(324)	(855)	531	62.1%
Interest and related amortization	(25,027)	(25,440)	413	1.6%
Total other income and expenses, net	$(59,461)	$(60,494)	$1,033	1.7%

Other expenses, net decreased $1.0 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. The decrease from the quarter ended September 30, 2016 was primarily due to a decrease in amortization of in-place leases, decrease in income from other investments, net, primarily due to the termination of the Tropical Palms RV ground lease in 2016 and a decrease in interest and related amortization as a result of the refinancing activities completed during 2016 (see Note 7 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements). These decreases were partially offset by an increase in depreciation on real estate and rental homes due to an increase in capital expenditures.

Management's Discussion (continued)

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2017 and 2016 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2015 and which we have owned and operated continuously since January 1, 2016. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$362,080	$345,316	$16,764	4.9%	$365,833	$346,625	$19,208	5.5%
Rental home income	10,829	10,573	256	2.4%	10,829	10,572	257	2.4%
Resort base rental income	161,002	152,697	8,305	5.4%	169,594	154,652	14,942	9.7%
Right-to-use annual payments	34,130	33,590	540	1.6%	34,133	33,590	543	1.6%
Right-to-use contracts current period, gross	11,212	9,290	1,922	20.7%	11,212	9,290	1,922	20.7%
Utility and other income	67,961	61,235	6,726	11.0%	69,071	61,490	7,581	12.3%
Property operating revenues, excluding deferrals	647,214	612,701	34,513	5.6%	660,672	616,219	44,453	7.2%

Property operating and maintenance	215,802	201,871	13,931	6.9%	221,119	203,011	18,108	8.9%
Rental home operating and maintenance	4,912	4,871	41	0.8%	4,912	4,874	38	0.8%
Real estate taxes	40,557	39,118	1,439	3.7%	41,986	39,534	2,452	6.2%
Sales and marketing, gross	8,860	8,526	334	3.9%	8,861	8,524	337	4.0%
Property operating expenses, excluding deferrals and Property management	270,131	254,386	15,745	6.2%	276,878	255,943	20,935	8.2%
Income from property operations, excluding deferrals and Property management (1)	377,083	358,315	18,768	5.2%	383,794	360,276	23,518	6.5%
Property management	38,743	35,668	3,075	8.6%	38,743	35,670	3,073	8.6%
Income from property operations, excluding deferrals (1)	338,340	322,647	15,693	4.9%	345,051	324,606	20,445	6.3%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,394	2,215	1,179	53.2%	3,394	2,215	1,179	53.2%
Income from property operations (1)	$334,946	$320,432	$14,514	4.5%	$341,657	$322,391	$19,266	6.0%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and non-Core portfolios, for the nine months ended September 30, 2017 increased $19.3 million, or 6.0%, from the nine months ended September 30, 2016, driven by an increase of $14.5 million, or 4.5%, in our Core Portfolio income from property operations and a $4.8 million increase in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the nine months ended September 30, 2017 increased $16.8 million, or 4.9% from the nine months ended September 30, 2016, which reflects 4.0% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $611 for the nine months ended September 30, 2017 from approximately $588 for the nine months ended September 30, 2016. The average occupancy for the Core Portfolio increased to 94.2% for the nine months ended September 30, 2017 from 93.3% for the nine months ended September 30, 2016.

Management's Discussion (continued)

Resort base rental income in our Core Portfolio for the nine months ended September 30, 2017 increased $8.3 million, or 5.4%, from the nine months ended September 30, 2016 primarily due to an increase in annual, seasonal and transient revenues as a result of increased rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$95,860	$90,828	$5,032	5.5%	$98,612	$91,648	$6,964	7.6%
Seasonal	25,374	23,899	1,475	6.2%	28,353	24,573	3,780	15.4%
Transient	39,768	37,970	1,798	4.7%	42,629	38,431	4,198	10.9%
Resort base rental income	$161,002	$152,697	$8,305	5.4%	$169,594	$154,652	$14,942	9.7%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased by $1.6 million, primarily as a result of a higher average price per upgrade sale during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017 there were 2,017 upgrade sales with an average price per upgrade sale of $5,558. This compares to 1,892 upgrade sales with an average price per upgrade sale of $4,910 for the nine months ended September 30, 2016.
Utility and other income in our Core Portfolio increased by $6.7 million, primarily due to the Hurricane Irma insurance recovery revenue accrual of $3.1 million and insurance proceeds of $1.5 million related to prior storm events. In addition, the increase in utility and other income was due to an increase in utility income recovery across all utilities.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the nine months ended September 30, 2017 increased $15.7 million, or 6.2%, from the nine months ended September 30, 2016. The increase was primarily due to an increase in property operating and maintenance expenses of $13.9 million, driven by an increase in repairs and maintenance expense, utility expense and property payroll. The increase in repairs and maintenance expense of $5.7 million was primarily due to an expense of $3.3 million recognized during the quarter ended September 30, 2017 for restoration work that had been reasonably estimated and/or completed to date at our Florida properties impacted by Hurricane Irma and $1.2 million of clean-up costs associated with prior storm events. The increase in utility expense was driven by increases in electric, sewer, trash and gas expenses, which was partially offset by increased utility income recovery. The increase in property payroll expense resulted from 2017 salary increases.

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the nine months ended September 30, 2017 and 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$16,724	$19,500	$(2,776)	(14.2)%
Cost of new home sales (1)	(16,467)	(19,598)	3,131	16.0%
Gross profit (loss) from new home sales	257	(98)	355	362.2%

Gross revenues from used home sales	8,148	8,739	(591)	(6.8)%
Cost of used home sales	(8,924)	(8,909)	(15)	(0.2)%
Loss from used home sales	(776)	(170)	(606)	(356.5)%

Brokered resale revenues and ancillary services revenues, net	4,088	2,736	1,352	49.4%
Home selling expenses	(3,301)	(2,548)	(753)	(29.6)%
Income (loss) from home sales and other	$268	$(80)	$348	435.0%

Home sales volumes
Total new home sales (2)	413	508	(95)	(18.7)%
New Home Sales Volume - ECHO JV	126	162	(36)	(22.2)%
Used home sales	954	988	(34)	(3.4)%
Brokered home resales	659	585	74	12.6%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Management's Discussion (continued)

The increase in income from home sales and other was primarily due to an increase in ancillary activities and an increase in the gross profit from new homes sales, partially offset by an increase in home selling expenses and an increase in the loss from used home sales. The increase in home selling expenses was primarily due to expense of $0.4 million recorded during the quarter ended September 30, 2017 related to property damage as a result of Hurricane Irma. The expense recorded during the quarter was offset by revenue recorded of $0.4 million related to the expected insurance recovery from this loss.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2017 and 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change
Manufactured homes:
New Home	$20,718	$18,802	$1,916	10.2%
Used Home	16,425	18,728	(2,303)	(12.3)%
Rental operations revenue (1)	37,143	37,530	(387)	(1.0)%
Rental home operating and maintenance	(4,912)	(4,874)	(38)	(0.8)%
Income from rental operations	32,231	32,656	(425)	(1.3)%
Depreciation on rental homes (2)	(7,910)	(8,007)	97	1.2%
Income from rental operations, net of depreciation	$24,321	$24,649	$(328)	(1.3)%

Gross investment in new manufactured home rental units (3)	$131,389	$123,866	$7,523	6.1%
Gross investment in used manufactured home rental units	$44,624	$52,628	$(8,004)	(15.2)%

Net investment in new manufactured home rental units	$105,424	$101,768	$3,656	3.6%
Net investment in used manufactured home rental units	$24,833	$34,169	$(9,336)	(27.3)%

Number of occupied rentals – new, end of period (4)	2,492	2,316	176	7.6%
Number of occupied rentals – used, end of period	2,010	2,473	(463)	(18.7)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $26.3 million and $27.0 million for the nine months ended September 30, 2017 and 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.5 million and $15.3 million as of September 30, 2017 and 2016, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 254 and 158 homes rented through our ECHO JV during the nine months ended September 30, 2017 and 2016, respectively.
The decrease in income from rental operations, net of depreciation, was primarily due to a decrease in the number of used occupied rental units, partially offset by the change in the mix of occupied rentals, driven by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2017 and September 30, 2016 (amounts in thousands, expenses shown as negative).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(90,849)	$(87,203)	$(3,646)	(4.2)%
Amortization of in-place leases	(2,128)	(2,139)	11	0.5%
Interest income	5,542	5,052	490	9.7%
Income from other investments, net	3,918	6,574	(2,656)	(40.4)%
General and administrative (excluding transaction costs)	(23,015)	(22,390)	(625)	(2.8)%
Transaction costs	(324)	(925)	601	65.0%
Property rights initiatives and other	(814)	(2,036)	1,222	60.0%
Interest and related amortization	(74,728)	(76,635)	1,907	2.5%
Total other income and expenses, net	$(182,398)	$(179,702)	$(2,696)	(1.5)%

Other expenses, net increased $2.7 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in other expenses, net from the nine months ended September 30, 2016 was primarily

Management's Discussion (continued)

due to an increase in depreciation on real estate and rental homes, partially offset by a decrease in income from other investments, net, due to the termination of the Tropical Palms RV ground lease in 2016 and a decrease in interest and related amortization as a result of the refinancing activities completed during 2016 (see Note 7 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements).

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
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. During the quarter, we sold 484,913 shares of common stock as part of the ATM equity offering program, at a weighted average price of $86.69, resulting in net cash proceeds of approximately $41.5 million. As of September 30, 2017, $33.0 million of common stock remained available for issuance under the ATM equity offering program. During October 2017, we sold 336,290 shares of common stock as part of the ATM equity offering program at a weighted average price of $85.13, resulting in net cash proceeds of approximately $28.3 million. Our Board of Directors has approved a new ATM equity offering program having an aggregate offering price of up to $200.0 million.
In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 10.0 million shares and approximately 112.5 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe that as of September 30, 2017, we have sufficient liquidity, in the form of $72.1 million in available cash, net of restricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations.
On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and other lenders named therein, which amends and restates the terms of the obligations owing by us under the Amended, Restated and Consolidated Agreement dated as of July 17, 2014 pursuant to which we have access to a $400 million unsecured line of credit and the $200 million senior unsecured term loan facility. The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%. We also extended the term of our Term Loan, which now matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum.
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
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of September 30, 2017, we have no remaining scheduled debt maturities in 2017.
During the quarter ended September 30, 2017, we entered into three new loans, each secured by a manufactured home Property, totaling $146.0 million. The loans have a stated interest rate of 4.07% per year with 20 year maturities and 30 year principal amortization. We utilized the proceeds from these loans to redeem our Series C Preferred Stock for $136.1 million.

Management's Discussion (continued)

On October 16, 2017, we entered into a $204 million secured facility with Fannie Mae, maturing in 2037 and bearing a 3.97% fixed interest rate. The loan is secured by five manufactured home communities. We used the proceeds to pay, in full, $194.2 million of loans that would have matured in 2018. We incurred approximately $2.2 million in prepayment penalties associated with the debt repayment.
During the nine months ended September 30, 2017 we paid off two maturing mortgage loans and assumed debt in the purchase of Paradise Park Largo. The two mortgage loans we paid off were approximately $21.1 million, with a weighted average interest rate of 5.76% per annum, and $6.9 million, with a weighted average interest rate of 6.47%. Each loan was secured by a manufactured home Property. In connection with the Paradise Park Largo acquisition during the quarter ended June 30, 2017, we assumed approximately $5.9 million of mortgage debt secured by the manufactured home community with an interest rate of 4.6% that matures in 2040.

The table below summarizes cash flow activity for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$305,509	$274,582
Net cash used in investing activities	(138,173)	(166,073)
Net cash used in financing activities	(146,281)	(119,955)
Net increase (decrease) in cash	$21,055	$(11,446)
Operating Activities
Net cash provided by operating activities increased $30.9 million to $305.5 million for the nine months ended September 30, 2017, from $274.6 million for the nine months ended September 30, 2016. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $19.3 million, receipt of insurance proceeds of $10.8 million related to the California failure to maintain lawsuits and insurance proceeds of $1.5 million related to prior storm events, and long term incentive plan payments of $4.3 million during the first quarter of 2016. These increases were partially offset by the litigation settlement payment of $13.3 million related to the California failure to maintain lawsuits.
Investing Activities
Net cash used in investing activities was $138.2 million for the nine months ended September 30, 2017 compared to $166.1 million for the nine months ended September 30, 2016. The decrease in net cash used in investing activities was primarily due to (1) the acquisitions of Forest Lake Estates, Portland Fairview and Rose Bay for $78.2 million, (2) an acquisition of vacant land in Florida for $2.0 million and (3) receipt of capital distribution of $4.1 million from our Voyager JV during the nine months ended September 30, 2016. The decrease was partially offset by investments, inclusive of costs, in the Crosswinds and Loggerhead joint ventures of $2.3 million and $31.4 million, respectively, and a short-term loan of $13.8 million issued to the Crosswinds joint venture during the nine months ended September 30, 2017.
Capital Improvements
The table below summarizes capital improvement activity for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30, (1)
	2017	2016
Recurring Capital Expenditures (2)	$29,823	$28,321
Property upgrades and site development	20,931	9,833
New home investments (3)(4)	32,724	44,293
Used home investments (4)	3,113	4,265
Total Property	86,591	86,712
Corporate	1,286	604
Total Capital improvements	$87,877	$87,316
______________________
(1) Excludes non-cash activity of approximately $0.2 million and $0.5 million of used homes acquired through foreclosure of Chattel Loans for the nine months ended September 30, 2017 and 2016, respectively.
(2) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.

Management's Discussion (continued)

Financing Activities
Net cash used in financing activities was $146.3 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $120.0 million for the nine months ended September 30, 2016. The increase in net cash used in financing activities for the nine months ended September 30, 2017 was primarily due to (1) a decrease in new mortgage debt proceeds, net, compared to the nine months ended September 30, 2016, (2) an increase in distributions to our common stockholders for the nine months ended September 30, 2017 due to an increase approved by our Board of Directors, (3) reduced gross proceeds from the sale of common stock under our ATM equity offering program compared to the nine months ended September 30, 2016, and (4) reduced proceeds from stock options and our employee stock purchase plan.
Contractual Obligations
As of September 30, 2017, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2017	2018	2019	2020	2021	Thereafter
Long Term Borrowings (1)	$2,196,259	$11,544	$242,082	$237,497	$354,758	$214,448	$1,135,930
Interest Expense (2)	675,257	25,525	93,878	78,862	63,396	55,369	358,227
Operating Lease	8,901	547	2,221	2,062	2,011	1,711	349
LOC Maintenance Fee (3)	644	204	440				—
Ground Lease (4)	15,534	496	1,980	1,983	1,984	1,987	7,104
Total Contractual Obligations	$2,896,595	$38,316	$340,601	$320,404	$422,149	$273,515	$1,501,610
Weighted average interest rates - Long Term Borrowings	4.35%	4.66%	4.57%	4.38%	4.45%	4.36%	4.23%
______________________________

(1)	Balance excludes note premiums of $3.8 million and deferred financing costs of approximately $18.9 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt and Term Loan based on obligations outstanding as of September 30, 2017.

(3)	As of September 30, 2017, assumes we will not exercise our one year extension option on July 17, 2018 and assumes we will maintain our current leverage ratios as defined by the LOC.

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
Off Balance Sheet Arrangements
As of September 30, 2017, we have no off balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the 2016 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, revenue recognition and business combinations. There have been no changes to these policies during the quarter ended September 30, 2017.

Management's Discussion (continued)

Forward Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2017.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and other lenders named therein, which amends and restates the terms of the obligations owing by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014 pursuant to which we have access to a $400 million unsecured line of credit (the “LOC”) and the $200 million senior unsecured term loan facility (the “Term Loan”). We have the option to increase the borrowing capacity by $200 million, subject to certain conditions. The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%.

We also extended the term of our Term Loan, which now matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on leverage throughout the respective loan terms. We incurred commitment and arrangement fees of approximately $3.6 million to enter into the Second Amended and Restated Credit Agreement.

Pursuant to a Second Amended and Restated Guaranty dated as of October 27, 2017, among us and certain of our subsidiaries and the Administrative Agent, we have guaranteed all of the obligations of our operating partnership under the Second Amended and Restated Credit Agreement when due, whether at stated maturity, by acceleration or otherwise.

The foregoing summaries of the Second Amended and Restated Credit Agreement, the Second Amended and Restated Guaranty and the amendments to the LOC and Term Loan are qualified in their entirety by reference to the text of the Second Amended and Restated Credit Agreement and the Second Amended and Restated Guaranty, each of which is attached as Exhibit 10.1 and 10.2, respectively.

Item 6.	Exhibit Index

10.1
Second Amended and Restated Credit Agreement dated as of October 27, 2017, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein.

10.2	Second Amended and Restated Guaranty dated as of October 27, 2017, by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, National Association.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 31, 2017	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2017	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)