Form 10-K
period 2017-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2018-02-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $7,012.5 million as of June 30, 2017 based upon the closing price of $86.34 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 23, 2018, 88,733,740 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 1, 2018.

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
We have a unique business model where we own the land upon which we provide our customers the opportunity to place factory built homes, cottages, cabins or RVs either permanently or on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs, as well as low customer turnover costs. Our portfolio is spread through highly desirable locations with a focus on both retirement and vacation destinations. Our properties attract retirees, vacationing families, and second homeowners, while providing a lower cost home ownership alternative. We have more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
We are one of the nation's largest real estate networks with a portfolio, as of December 31, 2017, of 406 Properties (including joint venture Properties) consisting of 151,323 Sites located throughout the United States and Canada. These Properties are located in 32 states and British Columbia.

4
3
2
WA
OR
4
ID
MT
ND
MN
WI
MI
ME
VT
NH
MA
RI
CT
NY
4
4
2
2
3
3
WY
SD
CA
NV
UT
CO
9
NE
IA
5
IL
IN
OH
PA
6
6
6
6
NJ
2
2
DE
MD
WV
7
16
4
7
KS
MO
KY
VA
AZ
NM
11
6
6
26
NC
4
TN
OK
AR
SC
MS
AL
GA
TX
LA
FL
6
9
18
12
39
16
14
9
12
10

Our Properties are designed and improved for home options of various sizes and designs that are produced off-site by third-party manufacturers, installed and set on designated Sites ("Site Set") within the Properties. These homes can range from 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities, while others provide these services to customers from on-site facilities.
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
Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of ours which is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by us. RSI also provides brokerage services to residents at such Properties who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by our taxable REIT Subsidiaries.
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

•	Selecting joint venture partners that share business objectives, growth initiatives, and risk profiles similar to ours;

•	Managing our debt balances in order to maintain financial flexibility, minimize exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and

•	Developing and maintaining relationships with various capital providers.

These business objectives and their implementation are consistent with business strategies determined by our Board of Directors and may be subject to change or amendment at any time.
Acquisitions and Dispositions
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on increasing operating cash flows. Over the last decade we have continued to increase the number of Properties in our portfolio (including owned or partly owned Properties), from 311 Properties with over 112,000 Sites to 406 Properties with over 151,300 Sites. During the year ended December 31, 2017, we acquired three Properties (two RV resorts and one MH community) with approximately 1,900 Sites and entered into two joint ventures that own properties with approximately 2,700 Sites. We continually review the Properties in our portfolio to ensure they fit our business objectives. Over the last five years, we redeployed capital to properties in markets we believe have greater long-term potential by acquiring 22 Properties primarily located in retirement and vacation destinations and selling 11 Properties that were not aligned with our long-term goals.
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

Property Expansions
Development - Current Portfolio. Integral to our growth and investment strategy, each Property is evaluated for expansion opportunities. Investment evaluation consists of: reviewing local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility and projected performance and conducting an operational review. When justified, development of land available for expansion ("Expansion Sites") allows us to leverage existing facilities and amenities. Our ability to increase density translates to greater value creation and cash flow through operational efficiencies. Overall, approximately 90 of our Properties have potential Expansion Sites, offering 5,400 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we pursue properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, in 2017, we acquired two flagship RV resorts located on the Chesapeake Bay. The properties contain 1,762 Sites and have between 400 and 500 Expansion Sites in the internal footprint as well as 80 acres available for external expansion.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at approximately 13,900 Sites in 24 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our market rates, if appropriate, are made on an annual basis.
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
Insurance. The Properties are insured against risks that may cause property damage and business interruption including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2018. We have a $100.0 million loss limit with respect to our all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquakes in California. Policy deductibles primarily range from a $125,000 minimum to 5.0% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Rent Control Legislation. At certain of our Properties state and local rent control laws limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware law requires rental increases greater than the change in the CPI to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of CPI. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers.
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
Industry
We believe that demand from baby boomers for manufactured housing and RV resorts will continue to outpace supply for several years. We also believe that our Properties and our business model provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in rental and occupancy rates, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

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

•
Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing) with no interruption of rental payments to us, and (iv) moving a Site Set home from one property to another involves substantial cost and effort.

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association ("RVIA"), in a survey conducted by the University of Michigan in 2011, approximately 8.9 million or 8.5% of U.S. vehicle-owning households owned an RV. The 77 million people born in the United States from 1946 to 1964, or "baby boomers", make up the fastest growing segment of this market. According to Pew Research Center, every day 10,000 Americans turn 65 years old. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future cash flow growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to 2014 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 22% within the next 15 years.

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

•
Comparability to Site-Built Homes: Since inception, the Site Set housing industry has experienced a trend toward multi-section homes. The average current Site Set homes are approximately 1,446 square feet. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes. At our Properties, there is an active resale or rental market for these larger homes. According to the 2016 U.S. Census American Community Survey, manufactured homes represent 9.2% of single-family housing units.

•
Second Home and Vacation Home Demographics: According to 2017 National Association of Realtors ("NAR") reports, sales of second homes in 2016 accounted for 31.0% of residential transactions, or 1.9 million second-home sales in 2016 and a typical vacation-home buyer earned $89,900 in 2016. According to 2014 NAR reports, there were approximately 8.0 million vacation homes in 2013 and a typical vacation-home buyer was 43 years old. According to the 2017 NAR reports, approximately 43.0% of vacation homes were purchased in the south; 24.0% were purchased in the west; 17.0% were purchased in the midwest; and 16.0% were purchased in the northeast. Looking ahead, we expect continued strong demand from baby boomers. It is currently estimated that approximately 10,000 baby boomers will turn 65 daily through 2030. Additionally the population of people age 55 and older is expected to grow 22% from 2018 to 2032. We believe these individuals will continue to drive the market for second home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second home sales and that resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments: According to statistics compiled by the U.S. Census Bureau, manufactured home shipments have increased each year since 2010 and are on pace for a ninth straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2017 increased about 14.5% to 92,900 units as compared to shipments in 2016 of 81,100 units. According to the RVIA, wholesale shipments of RVs increased 16.6% in 2017 to approximately 502,300 units as compared to 2016, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2018 RV shipments will increase by about 3.7% as compared to 2017.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2017
600,000
500,000
400,000
300,000
200,000
100,000
-
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
RV's (2)
Manufactured Housing (MH) (1)

———————————————————————————————————————————

1.	U.S. Census: Manufactured Homes Survey

2.	Source: RVIA

•
Sales: Retail sales of RVs totaled approximately 412,200 in 2017, a 11.4% increase from 2016 RV sales of 369,900 and a 27.1% increase from 2015 RV sales of 324,400. We believe that consumers remain concerned about the current economy, and the potential for stagnant economic conditions in the future. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest. RV dealers typically have relationships with third party lenders who provide financing for the purchase of an RV.

•
Availability of financing: Since 2008 only a few sources of financing have been available for manufactured home and RV manufacturers. Although RV financing is more readily available, the economic and legislative environment has generally made it difficult for purchasers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as a mortgage loan originator in states where they engage in such financing. In comparison to financing available to purchasers of site-built homes, the few third party financing sources available to purchasers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. In 2013, we entered into a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties. Please see our risk factors in Item 1A - Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the Duty to Serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty to serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. The timeline included in the Plans indicates pilot programs will be submitted for approval in late 2018. Upon approval, implementation may begin in early 2019. While this may have positive impact on our customers' ability to obtain chattel financing, specific details necessary to evaluate possible impact on us as well as the industry are not yet available.
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
Several factors may adversely affect the economic performance and value of our Properties and our cash flows. These factors include:

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

•	the possible reduced ability of our potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•	the ability of our potential customers to obtain affordable chattel financing from manufactured home lenders;

•
our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	unfavorable weather conditions, especially on holiday weekends in the spring and summer months, could reduce the economic performance at our resort Properties;

•	change in climate and the occurrence of natural disasters or catastrophic events;

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

•
changes in U.S. social, political, economic conditions, laws, governmental regulations (including rent control laws and regulations governing usage, zoning and taxes and chattel financing), and policies governing health care systems and drug prices, U.S. tax laws, foreign trade, manufacturing, and development and investment;

•	changes in laws and governmental regulations related to proposed minimum wage increases; and

•	our ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
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
Competition for Acquisitions May Result in Increased Prices for Properties and Associated Costs and Increased Costs of Financing.
We expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors may include other publicly traded REITs, private REITs, individuals, corporations, and other types of real estate investors. Such competition increases prices for Properties and can also result in increased fixed costs, such as real estate taxes. To the extent we are unable to effectively compete or acquire properties at a lower purchase price, our business may be adversely affected. Further, we expect to acquire Properties with cash from sources including but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, offerings of OP Units, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable Property acquisitions on favorable terms, or at all, and increased competition can cause difficulties obtaining new financing or securing favorable financing terms.

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
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

•	integration may prove costly or time-consuming and may divert senior management's attention from the management of daily operations;

•	difficulties or an inability to access capital or increases in financing costs;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities;

•	development and expansion projects may require long-term planning and involve complex and costly activities;

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

•	expected synergies may not materialize; and

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
Because Real Estate Investments Are Illiquid, We May Not be Able to Sell Properties.
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
Tenant groups have previously filed lawsuits against us seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other tenant related matters.
Risks of Rent Control Legislation.
Certain of our Properties are subject to state and local rent control regulations that limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. In addition, in certain jurisdictions, such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers. In addition, we operate certain of our Properties, and may acquire additional properties, in high cost markets where the demand for affordable housing may result in the adoption of new rent control legislation that may limit our ability to increase rent.
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
As of December 31, 2017, we owned or had an ownership interest in 406 Properties located in 32 states and British Columbia, including 138 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, soil erosion, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that we must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures we incurred and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2,223.7 million as of December 31, 2017, of which approximately $3.0 million, or 0.1%, and $198.5 million, or 8.9%, mature in 2018 and 2019, respectively. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may not be sufficient in all years to repay all maturing debt;

•
prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect net income, cash flow and our ability to service debt and make distributions to stockholders;

•
to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property will result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note; and

•
recent increases in the U.S. federal reserve funds rate will likely result in an increase in market interest rates, which may increase the costs of refinancing existing indebtedness or obtaining new debt.

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 20.9% as of December 31, 2017. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
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
Risks Related to Our Company Ownership
Provisions of Our Charter and Bylaws Could Inhibit Changes of Control.
Certain provisions of our charter and bylaws may delay or prevent a change of control or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their common stock or future series of preferred stock, if any, which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our stockholders.
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
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Samuel Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2018 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
Risks Relating to Our Common Stock
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
Issuances or Sales of our Common Stock May Be Dilutive.
On November 2, 2017, we entered into new separate equity distribution agreements with certain sales agents as part of an at the market ("ATM") equity offering program. The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.  The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
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
Furthermore, we own a direct interest in a subsidiary REIT, and in the past we have owned interests in other subsidiary REITs, each of which elected to be taxed as REITs under Sections 856 through 860 of the Code. Provided that each subsidiary REIT that we own qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.
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
Recent Changes to U.S. Tax Laws and Related Interpretations Could Adversely Impact Us.
On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the "Code").
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations. For additional discussion of the Tax Cuts and Jobs Act, see "Recent U.S. Federal Income Tax Legislation." You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.
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
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2018. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
We Face Risks Relating to Cybersecurity Incidents and Expanding Use of Social Media Vehicles.
We rely extensively on internally and externally hosted computer systems to process transactions and manage our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites require access to telecommunications or the internet, each of which is subject to system security risks, cybersecurity breaches, outages and other risks. These could include attempts to gain unauthorized access to our data and computer systems, or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions, including disruptions that result in our and our customers' loss of access to our information systems. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cyber incident and that our financial results will not be negatively impacted by such an incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third party providers. Such an incident could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us.
In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our officers, employees or directors or our Properties on any social networking website could damage our, or our Properties' reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
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
In 2008, we began entering right-to-use contracts. A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts, which require upfront non-refundable payments, supplement the right-to-use contract and grant certain additional access rights to the customer. We incur significant selling and marketing expenses to originate the right-to-use upgrade contracts. Under current accounting standards, the right-to-use upgrade contract revenues and related commissions expense are deferred and recognized based on historical attrition rates over the expected customer life of up to 40 years. This accounting may make it difficult for investors to interpret the financial results from right-to-use upgrade contracts. In May 2014, the FASB issued Accounting Standard Update no. 2014-09, "Revenue from Contracts with Customers," which along with related subsequent amendments will replace most existing revenue recognition guidance in U.S. GAAP. We will adopt this guidance during the first quarter of 2018 (see Note 2 to the Consolidated Financial Statements for additional detail regarding our adoption of this guidance).
In February 2016, the FASB issued ("ASU 2016-02") Leases. which will amend the existing accounting standards for lease accounting guidance in U.S. GAAP (see Note 2 to the Consolidated Financial Statements for additional detail regarding this guidance).
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
Property Portfolio
As of December 31, 2017, we owned or had an ownership interest in a portfolio of 406 Properties located throughout the United States and British Columbia containing 151,323 Sites. A total of 120 of the Properties are encumbered by debt as of December 31, 2017 (see Note 8 to the Consolidated Financial Statements for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2017.
The following table sets forth certain information relating to our 389 wholly owned Properties containing 145,382 Sites as of December 31, 2017. These Properties are categorized according to major markets and exclude Properties owned through joint ventures. The total number of annual Sites presented for the RV communities represents Sites occupied by annual customers and are presented as 100% occupied. Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	99.5%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	90.9%
Coquina Crossing	Elkton	FL	MH	316	26	597	597	92.1%
Bulow Plantation	Flagler Beach	FL	MH	323	181	276	276	100.0%
Bulow RV	Flagler Beach	FL	RV	(e)		352	103	100.0%
Carefree Cove	Ft Lauderdale	FL	MH	20		164	164	93.9%
Park City West	Ft Lauderdale	FL	MH	60		363	363	98.6%
Sunshine Holiday MH	Ft Lauderdale	FL	MH	32		245	245	98.0%
Sunshine Holiday RV	Ft Lauderdale	FL	RV	(e)		130	49	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	89.1%
Maralago Cay	Lantana	FL	MH	102	5	602	602	100.0%
Coral Cay Plantation	Margate	FL	MH	121		818	818	99.4%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Lakewood Village	Melbourne	FL	MH	68		349	349	87.1%
Miami Everglades	Miami	FL	RV	34		303	102	100.0%
Encore Super Park(Sunshine Holiday)	Ormond Beach	FL	RV	69		349	142	100.0%
Holiday Village	Ormond Beach	FL	MH	43		301	301	86.7%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	97.1%
Breezy Hill RV	Pompano Beach	FL	RV	52		762	396	100.0%
Highland Wood RV	Pompano Beach	FL	RV	15		148	17	100.0%
Rose Bay	Port Orange	FL	RV	21		303	204	100.0%
Lighthouse Pointe	Port Orange	FL	MH	64		433	433	84.1%
Pickwick	Port Orange	FL	MH	84	4	432	432	99.3%
Space Coast	Rockledge	FL	RV	24		270	136	100.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%
Encore RV Park(Sunshine Travel)	Vero Beach	FL	RV	30	6	300	130	100.0%
Village Green	Vero Beach	FL	MH	174		782	782	87.7%
Heron Cay	Vero Beach	FL	MH	130		589	589	87.6%
Vero Palm	Vero Beach	FL	MH	64		285	285	82.8%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	84.4%
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	92.1%
Holiday Village, FL	Vero Beach	FL	MH	20		128	128	—%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	18	777	777	98.3%
Clover Leaf Forest	Brooksville	FL	RV	30		277	150	100.0%
Encore Super Park(Lake Magic)	Clermont	FL	RV	69		471	149	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	451	100.0%
Orlando	Clermont	FL	RV	270	30	850	141	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	99.2%
Haselton Village	Eustis	FL	MH	52		291	291	98.3%
Southern Palms	Eustis	FL	RV	120		950	345	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%
Grand Island	Grand Island	FL	MH	35		362	362	70.7%
Tropical Palms	Kissimmee	FL	RV	59		566	115	100.0%
Sherwood Forest RV Park	Kissimmee	FL	RV	107	43	513	143	100.0%
Sherwood Forest	Kissimmee	FL	MH	124		769	769	97.4%
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.8%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	100.0%
Beacon Terrace	Lakeland	FL	MH	55		297	297	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Kings & Queens	Lakeland	FL	MH	18		107	107	94.4%
Coachwood Colony	Leesburg	FL	MH	29		201	201	91.0%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	86.5%
Southernaire	Mt. Dora	FL	MH	14		114	114	87.7%
Foxwood	Ocala	FL	MH	56		365	365	85.8%
Oak Bend	Ocala	FL	MH	62	3	262	262	88.9%
Villas at Spanish Oaks	Ocala	FL	MH	69		455	455	87.3%
Audubon	Orlando	FL	MH	40		280	280	98.6%
Hidden Valley	Orlando	FL	MH	50		303	303	99.0%
Starlight Ranch	Orlando	FL	MH	130		783	783	89.7%
Covington Estates	Saint Cloud	FL	MH	59		241	241	100.0%
Three Flags RV Resort	Wildwood	FL	RV	23		221	40	100.0%
Parkwood Communities	Wildwood	FL	MH	121		694	694	97.8%
Winter Garden	Winter Garden	FL	RV	27		350	146	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV	Arcadia	FL	RV	196		499	10	100.0%
Toby's RV	Arcadia	FL	RV	44		379	270	100.0%
Sunshine Key RV Resort (g)	Big Pine Key	FL	RV	54		409	—	—%
Encore RV Park(Manatee)	Bradenton	FL	RV	42		415	244	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	96.6%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	97.6%
Shady Lane Village	Clearwater	FL	MH	19		156	156	95.5%
Hillcrest	Clearwater	FL	MH	25		278	278	96.4%
Holiday Ranch	Clearwater	FL	MH	12		150	150	97.3%
Silk Oak	Clearwater	FL	MH	19		181	181	95.6%
Glen Ellen	Clearwater	FL	MH	12		106	106	91.5%
Encore Super Park(Crystal Isles)	Crystal River	FL	RV	38		260	83	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	97.9%
Colony Cove	Ellenton	FL	MH	538	36	2,206	2,206	98.0%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	100.0%
Fort Myers Beach Resort	Fort Myers	FL	RV	31		306	116	100.0%
Sunburst RV Park(Gulf Air Travel)	Fort Myers Beach	FL	RV	25		246	157	100.0%
Sunburst RV Park(Barrington Hills)	Hudson	FL	RV	28		392	244	100.0%
Sunburst RV Park(Vacation Village)	Largo	FL	RV	29		293	179	100.0%
Eldorado Village	Largo	FL	MH	25		227	227	99.1%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	91.1%
Paradise Park - Largo (c)	Largo	FL	MH	15		108	108	99.1%
East Bay Oaks	Largo	FL	MH	40		328	328	99.4%
Down Yonder	Largo	FL	MH	50		361	361	99.7%
Shangri La	Largo	FL	MH	14		160	160	93.8%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Fiesta Key (g)	Long Key	FL	RV	28		324	13	100.0%
Encore RV Park(Pasco)	Lutz	FL	RV	27		255	210	100.0%
Sunburst RV Park(Pioneer Village)	N. Ft. Myers	FL	RV	90		733	381	100.0%
Island Vista MHC	N. Ft. Myers	FL	MH	121		616	616	76.8%
Windmill Village - Ft. Myers	N. Ft. Myers	FL	MH	69		491	491	93.1%
The Heritage	N. Ft. Myers	FL	MH	214	22	453	453	99.1%
Pine Lakes	N. Ft. Myers	FL	MH	314		584	584	100.0%
Lake Fairways	N. Ft. Myers	FL	MH	259		896	896	100.0%
Buccaneer	N. Ft. Myers	FL	MH	223	39	971	971	99.8%
Country Place	New Port Richey	FL	MH	82		515	515	100.0%
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.8%
Harbor View	New Port Richey	FL	MH	69		471	471	97.7%
Encore Super Park(Royal Coachman-Sarasota South)	Nokomis	FL	RV	111		546	452	100.0%
Lake Village	Nokomis	FL	MH	65		391	391	99.7%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	96.9%
Silver Dollar Resort	Odessa	FL	RV	412		459	383	100.0%
Terra Ceia	Palmetto	FL	RV	18		203	157	100.0%
The Meadows at Countrywood	Plant City	FL	MH	140	13	737	737	96.4%
The Arbors at Countrywood	Plant City	FL	MH	(e)		62	62	—%
The Oaks at Countrywood	Plant City	FL	MH	44		168	168	83.9%
The Lakes at Countrywood	Plant City	FL	MH	122		424	424	94.8%
Encore Super Park(Harbor Lakes)	Port Charlotte	FL	RV	80		528	338	100.0%
Encore RV Park(Gulf View)	Punta Gorda	FL	RV	78		206	79	100.0%
Tropical Palms MHC	Punta Gorda	FL	MH	50		294	294	90.8%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%
Winds of St Armands North	Sarasota	FL	MH	74		471	471	99.8%
Winds of St Armands South	Sarasota	FL	MH	61		306	306	99.7%
Topics RV	Spring Hill	FL	RV	35		230	174	100.0%
Pine Island RV Resort	St. James City	FL	RV	31		363	96	100.0%
Carefree Village	Tampa	FL	MH	58		397	397	98.2%
Tarpon Glen	Tarpon Springs	FL	MH	24		169	169	91.1%
Featherock	Valrico	FL	MH	84		521	521	100.0%
Ramblers Rest	Venice	FL	RV	117		647	395	100.0%
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.8%
Peace River	Wauchula	FL	RV	72	38	454	41	100.0%
Crystal Lakes-Zephyrhills	Zephyrhills	FL	MH	147	52	315	315	100.0%
Forest Lake Estates	Zephyrhills	FL	MH	164		894	894	99.8%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Forest Lake Estates RV	Zephyrhills	FL	RV	42	12	274	185	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	79.3%
Total Florida Market				10,415	528	53,939	44,314	95.6%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	99.4%
Colony Park	Ceres	CA	MH	20		186	186	97.8%
Russian River Campground	Cloverdale	CA	RV	41		135	3	100.0%
Snowflower (f)	Emigrant Gap	CA	RV	612	200	268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	88.0%
Yosemite Lakes	Groveland	CA	RV	403	30	299	3	100.0%
Tahoe Valley (d) (f)	Lake Tahoe	CA	RV	86	20	413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa (d)	Lotus	CA	RV	22		170	14	100.0%
Turtle Beach (g)	Manteca	CA	RV	39		79	—	—%
Coralwood (d)	Modesto	CA	MH	22		194	194	98.5%
Lake Minden	Nicolaus	CA	RV	165	82	323	9	100.0%
Lake of the Springs	Oregon House	CA	RV	954	507	541	73	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%
San Francisco RV (f)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	99.3%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Westwinds (4 Properties) (d)	San Jose	CA	MH	88		723	723	100.0%
Sunshadow (d)	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63		396	396	99.7%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	98.5%
Santa Cruz Ranch RV Resort (f)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	81.2%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	30	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	97.9%
Date Palm Country Club (d)	Cathedral City	CA	MH	232	3	538	538	98.7%
Date Palm RV	Cathedral City	CA	RV	(e)		140	14	100.0%
Oakzanita	Descanso	CA	RV	145	5	146	25	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Rancho Mesa	El Cajon	CA	MH	20		158	158	98.7%
Rancho Valley	El Cajon	CA	MH	19		140	140	100.0%
Royal Holiday	Hemet	CA	MH	22		198	198	63.1%
Idyllwild	Idyllwild	CA	RV	191		287	53	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	90	100.0%
Wilderness Lakes Campground	Menifee	CA	RV	73		529	53	100.0%
Morgan Hill Campground	Morgan Hill	CA	RV	62		339	11	100.0%
Pacific Dunes Ranch (f)	Oceana	CA	RV	48		215	—	—%
San Benito Campground	Paicines	CA	RV	199	23	523	57	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	18	100.0%
Las Palmas	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	21	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	100.0%
Lamplighter	Spring Valley	CA	MH	32		270	270	98.5%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%
Total California Market:				5,017	930	13,681	7,169	97.7%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	283	100.0%
Denali Park	Apache Junction	AZ	MH	33		163	163	99.4%
Golden Sun RV	Apache Junction	AZ	RV	33		329	197	100.0%
Valley Vista	Benson	AZ	RV	6		145	6	100.0%
Casita Verde RV Resort	Casa Grande	AZ	RV	14		192	93	100.0%
Fiesta Grande RV Resort	Casa Grande	AZ	RV	77		767	519	100.0%
Foothills West RV Resort	Casa Grande	AZ	RV	16		188	124	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	95.8%
Verde Valley Campground	Cottonwood	AZ	RV	273	129	352	92	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	96.7%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.0%
Palm Shadows	Glendale	AZ	MH	33		293	293	93.5%
Hacienda De Valencia	Mesa	AZ	MH	51		364	364	98.9%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	98.9%
Mesa Spirit	Mesa	AZ	RV	90		1,600	713	100.0%
Monte Vista	Mesa	AZ	RV	142	38	947	753	100.0%
Seyenna Vistas (The Mark)	Mesa	AZ	MH	60	4	407	407	99.8%
Viewpoint	Mesa	AZ	RV	332	15	2,188	1,706	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Apollo Village	Peoria	AZ	MH	29	3	238	238	96.6%
Casa del Sol West I	Peoria	AZ	MH	31		245	245	100.0%
Carefree Manor	Phoenix	AZ	MH	16		130	130	99.2%
Central Park	Phoenix	AZ	MH	37		293	293	97.6%
Desert Skies	Phoenix	AZ	MH	24		166	166	99.4%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	97.0%
Whispering Palms	Phoenix	AZ	MH	15		116	116	96.6%
Desert Vista (f)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48	6	198	198	99.0%
Venture In RV Resort	Show Low	AZ	RV	26		389	271	100.0%
Paradise	Sun City	AZ	RV	80		950	737	100.0%
The Meadows	Tempe	AZ	MH	60		390	390	98.7%
Fairview Manor	Tucson	AZ	MH	28		235	235	100.0%
Westpark	Wickenburg	AZ	MH	48	7	231	231	97.4%
Araby	Yuma	AZ	RV	25		337	294	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	256	100.0%
Capri RV Park	Yuma	AZ	RV	20		303	209	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	110	100.0%
Foothill	Yuma	AZ	RV	18		180	63	100.0%
Mesa Verde	Yuma	AZ	RV	28		345	284	100.0%
Suni Sands	Yuma	AZ	RV	34		336	174	100.0%
Total Arizona Market:				2,061	202	15,838	11,799	99.2%

Colorado:
Hillcrest Village	Aurora	CO	MH	72		602	602	99.2%
Cimarron Village	Broomfield	CO	MH	50		327	327	99.7%
Holiday Village CO	Co. Springs	CO	MH	38		240	240	94.6%
Holiday Hills	Denver	CO	MH	99		736	736	94.7%
Golden Terrace	Golden	CO	MH	32		263	263	99.6%
Golden Terrace West	Golden	CO	MH	39	7	311	311	98.4%
Golden Terrace South	Golden	CO	MH	15		80	80	96.3%
Golden Terrace South RV (f)	Golden	CO	RV	(e)		80	—	—%
Pueblo Grande	Pueblo	CO	MH	33		252	252	60.3%
Bear Creek	Sheridan	CO	MH	12		121	121	95.9%
Woodland Hills	Thornton	CO	MH	55		434	434	99.3%
Total Colorado Market				445	7	3,446	3,366	94.8%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	94.6%
Waterford Estates	Bear	DE	MH	159		731	731	96.9%
McNicol	Lewes	DE	MH	25		93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	93.6%
Mariners Cove	Millsboro	DE	MH	101		374	374	94.4%
Sweetbriar	Millsboro	DE	MH	38		146	146	92.5%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%
Gateway to Cape Cod	Rochester	MA	RV	80		194	67	100.0%
Hillcrest-MA	Rockland	MA	MH	19		79	79	94.9%
The Glen	Rockland	MA	MH	24		36	36	100.0%
Old Chatham Road RV Resort	South Dennis	MA	RV	47	11	312	260	100.0%
Sturbridge	Sturbridge	MA	RV	223		155	91	100.0%
Fernwood	Capitol Heights	MD	MH	40		329	329	99.7%
Williams Estates and Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mount Desert Narrows	Bar Harbor	ME	RV	90	12	206	9	100.0%
Patten Pond	Ellsworth	ME	RV	43	60	137	11	100.0%
Pinehirst RV Resort	Old Orchard Beach	ME	RV	58		550	484	100.0%
Narrows Too	Trenton	ME	RV	42		207	7	100.0%
Moody Beach	Wells	ME	RV	48	16	203	98	100.0%
Sandy Beach RV Resort	Contoocook	NH	RV	40		190	99	100.0%
Pine Acres	Raymond	NH	RV	100		421	285	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	196	100.0%
Mays Landing	Mays Landing	NJ	RV	18		168	76	100.0%
Echo Farms	Ocean View	NJ	RV	31		237	203	100.0%
Lake & Shore	Ocean View	NJ	RV	162		401	282	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	46	100.0%
Sea Pines	Swainton	NJ	RV	75		549	317	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	86.9%
Rondout Valley Resort	Accord	NY	RV	184	94	398	109	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	344	100.0%
Lake George Escape Camping Resort	Lake George	NY	RV	178	30	576	52	100.0%
The Woodlands	Lockport	NY	MH	225		1,182	1,182	90.6%
Greenwood Village	Manorville	NY	MH	79	14	512	512	97.3%
Brennan Beach RV Resort	Pulaski	NY	RV	201		1,377	1,212	100.0%
Lake George Schroon Valley Resort	Warrensburg	NY	RV	151		151	99	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Sun Valley	Bowmansville	PA	RV	86	3	265	173	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	97.0%
Gettysburg Farm	Dover	PA	RV	124		265	81	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	110	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	146	100.0%
Circle M	Lancaster	PA	RV	103		380	88	100.0%
Hershey Preserve	Lebanon	PA	RV	196	20	297	58	100.0%
Robin Hill	Lenhartsville	PA	RV	44		270	149	100.0%
PA Dutch County	Manheim	PA	RV	102		269	105	100.0%
Spring Gulch	New Holland	PA	RV	114		420	145	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	99.3%
Scotrun	Scotrun	PA	RV	63		178	122	100.0%
Appalachian	Shartlesville	PA	RV	86	30	358	207	100.0%
Mountain View-PA	Walnuport	PA	MH	45		189	189	92.6%
Total Northeast Market:				4,892	446	18,732	13,689	97.1%

Southeast:
Hidden Cove Outdoor Resort	Arley	AL	RV	99	60	79	49	100.0%
Diamond Caverns Resort & Golf Club	Park City	KY	RV	714	350	220	21	100.0%
Forest Lake	Advance	NC	RV	306	81	305	181	100.0%
Scenic MHC	Asheville	NC	MH	27		203	203	93.6%
Waterway RV Resort	Cedar Point	NC	RV	132		336	319	100.0%
Twin Lakes	Chocowinity	NC	RV	1,077	400	419	379	100.0%
Green Mountain Park	Lenoir	NC	RV	69	3	447	190	100.0%
Lake Gaston	Littleton	NC	RV	74		235	185	100.0%
Lake Myers RV	Mocksville	NC	RV	50		425	289	100.0%
Bogue Pines	Newport	NC	MH	28		150	150	75.3%
Goose Creek Resort	Newport	NC	RV	92	6	735	627	100.0%
Whispering Pines RV	Newport	NC	RV	34		278	184	100.0%
Carolina Landing	Fair Play	SC	RV	73		192	60	100.0%
Inlet Oaks MHC	Murrells Inlet	SC	MH	35		172	172	100.0%
The Oaks at Point South	Yemassee	SC	RV	10		93	26	100.0%
Natchez Trace Campground	Hohenwald	TN	RV	672	140	531	170	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	6	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	99.8%
Harbor View	Colonial Beach	VA	RV	69		146	44	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	46	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	147	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Virginia Landing Campground	Quinby	VA	RV	863	178	233	1	100.0%
Greys Pointe (c)	Topping	VA	RV	125	16	728	534	100.0%
Bethpage (c)	Urbanna	VA	RV	271	104	1,034	645	100.0%
Williamsburg	Williamsburg	VA	RV	65		211	91	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	99.4%
Total Southeast Market:				5,838	1,601	9,147	5,741	96.9%

Midwest Market:
O'Connell's	Amboy	IL	RV	286	89	725	369	100.0%
Pheasant Lake Estates	Beecher	IL	MH	160		613	613	97.6%
Pine Country	Belvidere	IL	RV	131	15	126	136	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	89.3%
Golf Vista Estates	Monee	IL	MH	144	4	408	408	93.4%
Indian Lakes	Batesville	IN	RV	545	149	1,000	518	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	96	123	97	100.0%
Twin Mills RV	Howe	IN	RV	137	5	501	240	100.0%
Hoosier Estates	Lebanon	IN	MH	60		288	288	91.7%
Lakeside	New Carlisle	IN	RV	13		89	88	100.0%
Oak Tree Village	Portage	IN	MH	76		361	361	66.8%
North Glen Village	Westfield	IN	MH	88		282	282	82.3%
Lake in the Hills	Auburn Hills	MI	MH	51		238	238	91.2%
Bear Cave Resort	Buchanan	MI	RV	25	10	136	35	100.0%
Saint Claire Campground	Saint Claire	MI	RV	210	100	229	114	100.0%
Swan Creek	Ypsilanti	MI	MH	59		294	294	96.3%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	84.9%
Cimarron Park	Lakel Elmo	MN	MH	230		505	505	84.0%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	84.6%
Rosemount Woods	Rosemount	MN	MH	50		182	182	98.9%
Buena Vista	Fargo	ND	MH	76		399	399	85.5%
Meadow Park	Fargo	ND	MH	17		116	116	85.3%
Kenisee Lake	Jefferson	OH	RV	143	50	119	81	100.0%
Wilmington Campground	Wilmington	OH	RV	109	41	169	122	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99		270	270	97.8%
Fremont	Fremont	WI	RV	98	5	325	125	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	30	214	137	100.0%
Blackhawk	Milton	WI	RV	214		490	332	100.0%
Lakeland RV	Milton	WI	RV	107		682	432	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	91.6%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Plymouth Rock	Plymouth	WI	RV	133		610	424	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	196	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	185	100.0%
Arrowhead	Wisconsin Dells	WI	RV	166	40	377	204	100.0%
Total Midwest Market:				4,426	634	12,270	9,636	93.1%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	79.1%
Maple Grove	Boise	ID	MH	38		271	271	81.2%
Shenandoah Estates	Boise	ID	MH	24		153	153	97.4%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	99.4%
Bonanza	Las Vegas	NV	MH	43		353	353	55.8%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	75.6%
Cabana	Las Vegas	NV	MH	37		263	263	93.9%
Flamingo West	Las Vegas	NV	MH	37		258	258	98.1%
Las Vegas	Las Vegas	NV	RV	11		217	21	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	73.7%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St. George (f)	Hurricane	UT	RV	26		123	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	100.0%
Total Nevada, Utah and Idaho:				473	—	3,288	2,969	86.4%

Northwest:
Cultus Lake (Canada) (d)	Lindell Beach	BC	RV	15		178	52	100.0%
Thousand Trails Bend	Bend	OR	RV	289	100	351	54	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	99.4%
Pacific City	Cloverdale	OR	RV	105		307	28	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	98.4%
Portland Fairview	Fairview	OR	RV	30		407	193	100.0%
Quail Hollow (d)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57		204	4	100.0%
Seaside Resort	Seaside	OR	RV	80		251	31	100.0%
Whaler's Rest Resort	South Beach	OR	RV	39		170	19	100.0%
Mt. Hood	Welches	OR	RV	115	30	436	89	100.0%
Birch Bay	Blaine	WA	RV	31		246	23	100.0%
Mt. Vernon Camground	Bow	WA	RV	311		251	26	100.0%
Chehalis	Chehalis	WA	RV	309	85	360	23	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/17	Total Number of Annual Sites as of 12/31/17	Annual Site Occupancy as of 12/31/17
Grandy Creek (f)	Concrete	WA	RV	63		179	—	—%
Tall Chief (f)	Fall City	WA	RV	71		180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (d)	La Conner	WA	RV	106	5	319	42	100.0%
Leavenworth	Leavenworth	WA	RV	255	50	266	18	100.0%
Thunderbird Resort	Monroe	WA	RV	45	2	136	25	100.0%
Little Diamond Campground	Newport	WA	RV	360	119	520	2	100.0%
Oceana Resort	Ocean City	WA	RV	16		84	10	100.0%
Crescent Bar Resort	Quincy	WA	RV	14		115	20	100.0%
Long Beach Campground	Seaview	WA	RV	17		144	15	100.0%
Paradise Resort	Silver Creek	WA	RV	60		214	10	100.0%
Total Northwest:				2,503	391	6,052	1,418	99.7%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	321	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	56	100.0%
Colorado River	Columbus	TX	RV	218	51	132	26	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	474	100.0%
Lake Texoma	Gordonville	TX	RV	201		301	95	100.0%
Encore RV Park (Sunshine RV)	Harlingen	TX	RV	84		1,027	380	100.0%
Paradise Park RV	Harlingen	TX	RV	60		563	298	100.0%
Sunburst RV Park(Lakewood)	Harlingen	TX	RV	30		301	105	100.0%
Tropic Winds	Harlingen	TX	RV	112	74	531	183	100.0%
Medina Lake Campground	Lakehills	TX	RV	208	50	387	58	100.0%
Encore RV Resort(Paradise South)	Mercedes	TX	RV	49		493	194	100.0%
Lake Tawakoni	Point	TX	RV	324	11	293	124	100.0%
Fun n Sun RV Park	San Benito	TX	RV	135	40	1,435	633	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	318	100.0%
Sunburst RV Resort (Country Sunshine)	Weslaco	TX	RV	37		390	161	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	34	100.0%
Lake Conroe	Willis	TX	RV	129	24	414	213	100.0%
Total Texas:				2,648	643	8,989	3,673	100.0%
Grand Total All Markets:				38,718	5,382	145,382	103,774	96.1%

 _____________________

(a)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

(b)
Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Property acquired in 2017.

(d)	Land is leased by us under a non-cancelable operating lease (see Note 12 to the Consolidated Financial Statements).

(e)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(f)	Property does not contain annual Sites.

(g)	Property was closed temporarily during the year due to storm events in 2017.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Note 18 to the Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ELS. On February 23, 2018, the reported closing price per share of ELS common stock on the NYSE was $85.98 and there were approximately 281 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2017 and 2016 are set forth in the table below:

	Close	High	Low	Distributions Declared
2017
1st Quarter	$77.06	$79.92	$71.01	$0.4875
2nd Quarter	$86.34	$87.76	$76.89	$0.4875
3rd Quarter	$85.08	$90.80	$83.67	$0.4875
4th Quarter	$89.02	$91.94	$84.39	$0.4875
	Close	High	Low	Distributions Declared
2016
1st Quarter	$72.73	$73.95	$62.22	$0.4250
2nd Quarter	$80.05	$80.07	$68.35	$0.4250
3rd Quarter	$77.18	$83.19	$76.05	$0.4250
4th Quarter	$72.10	$77.33	$65.87	$0.4250
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/17-10/31/17	—	$—	None	None
11/1/17-11/30/17	—	$—	None	None
12/1/17-12/31/17	34,680	$89.02	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2017 through December 31, 2017, 34,680 shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain of our executive officers and directors may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. The Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Total Revenues	$925,312	$870,435	$821,654	$776,809	$729,048
Total Expenses	(718,700)	(685,908)	(675,231)	(644,376)	(653,840)
Equity in income from unconsolidated joint ventures	3,765	2,605	4,089	4,578	2,039
Gain on sale of property (1)	—	—	—	1,457	—
Income from discontinued operations	—	—	—	—	7,133
Gain on sale of property, net of taxes	—	—	—	—	41,525
Consolidated net income	$210,377	$187,132	$150,512	$138,468	$125,905

Net income available for Common Stockholders	$189,904	$164,037	$130,145	$118,731	$106,919

Comprehensive income attributable to Common Stockholders	$191,048	$164,339	$129,988	$119,234	$108,443

Earnings per Common Share - Basic	$2.18	$1.93	$1.55	$1.42	$1.29

Earnings per Common Share - Fully Diluted	$2.17	$1.92	$1.54	$1.41	$1.28

Distributions declared per Common Share outstanding	$1.95	$1.70	$1.50	$1.30	$1.00

Weighted average Common Shares outstanding - basic	86,997	84,778	84,031	83,362	83,018
Weighted average Common Shares outstanding - fully diluted	93,425	92,569	91,907	91,511	91,196

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,915,813	$4,685,336	$4,477,599	$4,387,913	$4,228,106
Total assets (2)	$3,610,032	$3,478,987	$3,400,400	$3,429,225	$3,374,740
Total debt(2)	$2,200,017	$2,091,279	$2,126,052	$2,195,133	$2,174,799
Series C Preferred Stock (3)	$—	$136,144	$136,144	$136,144	$136,144
Total Common Equity (4)	$1,031,954	$872,399	$788,924	$775,849	$827,061

Other Data:
Funds from operations (5)	$331,665	$302,827	$261,009	$246,588	$191,049
Normalized funds from operations (5)	$335,931	$306,459	$279,052	$253,257	$232,298
Total Properties (at end of period)	406	391	387	384	377
Total Sites (at end of period)	151,323	146,610	143,938	143,113	139,126
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

2.
Effective January 1, 2016 we adopted Accounting Standard Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and Accounting Standard Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, we reclassified deferred financing costs to mortgage notes payable in the amount of $18.9 million, $16.1 million and $16.4 million as of December 31, 2015, 2014, and 2013, respectively. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million, $1.0 million and $1.2 million as of December 31, 2015, 2014, and 2013, respectively. Also, we reclassified deferred financing costs related to our unsecured line of credit to Escrow deposits, goodwill, and other assets, net in the amount of $3.7 million, $4.7 million and $2.3 million as of December 31, 2015, 2014, and 2013, respectively.

3.
In 2012, we issued 54,458 shares of Series C Preferred Stock, which were represented by Depositary Shares. In 2017, we redeemed our Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series.

4.
In 2017, we sold 1,380,017 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of approximately $87.46 for gross cash proceeds of approximately $120.7 million before expenses of approximately $1.5 million. In 2016, we sold 683,548 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of approximately $73.15 for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of December 31, 2017, $150.0 million of common stock remained available for issuance under our ATM equity offering program.

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
2017 Accomplishments
We continued our strong performance in 2017, marked by key operational and financial accomplishments:

•	Occupancy of manufactured home Sites within our Core Portfolio (as defined below) increased by 475 Sites to 94.6% as of December 31, 2017 compared to 93.9% as of December 31, 2016.

•	RV Revenue within our Core Portfolio increased by 5.9% as compared to 2016.

•	Core Portfolio generated 4.4% growth in Net Operating Income ("NOI") for the full year.

•	2017 Normalized funds from operations ("Normalized FFO") per share was $3.60, 8.8% higher than in 2016.

•	Invested $174.6 million, including the acquisition of two flagship RV Resorts for $134.4 million and a JV investment in a portfolio of 11 marinas in Florida for $30.0 million.

•	Raised our annual dividend to $1.95 per share in 2017, an increase of 14.7% compared to $1.70 per share in 2016.

•	Sold 1,380,017 shares of Common Stock for gross proceeds of $120.7 million through our ATM equity offering program at a weighted average share price of approximately $87.46.

•
Closed on approximately $350.4 million of refinancing proceeds on eight Properties and paid debt maturing in 2017 and 2018 of approximately $230.2 million. After closing on these loans, our current secured debt balance has a weighted average maturity of 13.0 years and approximately 29.9% of our outstanding secured debt is fully amortizing.

•	Refinanced the term loan and line of credit, which extended the maturity dates and increased the additional borrowing capacity on the line of credit to $200.0 million from $100.0 million.
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of December 31, 2017, we owned or had an ownership interest in a portfolio of 406 Properties located throughout the United States and Canada containing 151,323 Sites. These properties are located in 32 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
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
We believe that demand from baby boomers for manufactured housing and RV resorts will continue to outpace supply for several years. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been few, if any, new communities developed in our target geographic markets. It is currently estimated that approximately 10,000 baby boomers will turn 65 daily through 2030. Additionally the population of people age 55 and older is expected to grow 22% from 2018 to 2032. We believe these individuals will continue to drive the market for second home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second home sales and that resort homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
We also believe that our Properties and our business model provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in rental and occupancy rates, as well as expense controls, expansion of existing Properties and opportunistic acquisitions. We actively seek to acquire and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
We generate the majority of our revenues from customers renting our Sites, or entering into right-to-use contracts (also referred to as membership products), which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is

Management's Discussion (continued)

generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences.
Approximately one third of our rental agreements on MH community Sites have rent increases that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. Approximately one half of those rental agreements have a CPI floor of approximately 3.0%.
State and local rent control regulations affect 23 wholly owned Properties, including 15 of our 48 California Properties, all of our seven Delaware Properties and one of our five Massachusetts Properties. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally permit us to increase rates by a percentage of the increase in the CPI, which may be national, regional or local, depending on the rent control ordinance. The limit on rent increases may range from 60.0% to 100.0% of CPI with certain maximum limits depending on the jurisdiction.
We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income. During the year, our total initial contributions was approximately $32.2 million in two joint ventures, of which approximately $30.0 million was contributed to Florida Atlantic Holding, LLC ("Loggerhead"), to acquire a 49% interest. Loggerhead owns a portfolio of 11 marinas located in Florida.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2017
Community Sites	71,100
Resort Sites:
Annual	27,800
Seasonal	11,200
Transient	11,200
Right-to-use (1)	24,100
Joint Ventures (2)	5,900
151,300
 _____________________

(1)	Includes approximately 5,800 Sites rented on an annual basis.

(2)	Includes approximately: 2,700 annual Sites, 400 seasonal Sites, 500 transient Sites and includes approximately 2,300 marina slips.

Sites designated as right-to-use Sites are primarily utilized to service the approximately 106,500 membership customers who have entered into a Thousand Trails Camping Pass (“TTC”), a right-to-use contract, which can be purchased for one to five geographic areas of the United States and requires annual payment of $565. In addition membership customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade contract is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV resorts and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We offer financing for the nonrefundable upfront payment to eligible customers. In addition, as a customer acquisition tool, we have relationships with a network of RV dealers to provide them with a free one-year TTC membership to give to their customers in connection with the purchase of an RV.

In our Home Sales and Rental Operations business our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing Site Set homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant new homes represents an attractive source of occupancy and the opportunity to convert to a new homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We provide brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry, chattel financing options ("Chattel Loans") are limited. Financing options available today include community owner funded programs or third party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties. In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the Duty to Serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve

Management's Discussion (continued)

three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty to serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. The timeline included in the Plans indicates pilot programs will be submitted for approval in late 2018. Upon approval, implementation may begin in early 2019. While this may have positive impact on our customers' ability to obtain chattel financing, specific details necessary to evaluate possible impact on us as well as the industry are not yet available.
In addition to Net income computed in accordance with GAAP, we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized funds from operations ("Normalized FFO"), (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management, (operating results for properties owned and operated in both periods under comparison) and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview
Net income available for Common Stockholders increased $25.9 million, to $189.9 million for the year ended December 31, 2017, compared to $164.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, FFO available for Common Stock and OP Unit holders increased $28.9 million, or $0.28 per Common Share, to $331.7 million or $3.55 per Common Share, compared to $302.8 million million, or $3.27 per Common Share, for the same period in 2016. For the year ended December 31, 2017, Normalized FFO available for Common Stock and OP Unit holders increased $29.4 million, or $0.29 per Common Share, to $335.9 million, or $3.60 per Common Share, compared to $306.5 million, or $3.31 per Common Share, for the same period in 2016.
Our Core Portfolio ("Core Portfolio") consists of our Properties owned and operated during the entire period. The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Since operations at our two Florida Keys RV resorts were interrupted during the quarter and year ended December 31, 2017, we designated these two resorts as Non-core properties. This change is reflected throughout the Results Overview.
For the year ended December 31, 2017, property operating revenues in our Core Portfolio, excluding deferrals, increased 5.8% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 6.8%, from the year ended December 31, 2016, resulting in an increase in our income from property operations excluding deferrals and property management of 5.0% from the year ended December 31, 2016.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home sites in our MH communities (both homeowners and renters) and was 94.6% for the year ended December 31, 2017, compared to 93.9% for the year ended December 31, 2016. As of December 31, 2017, our Core Portfolio occupancy increased by 475 sites with an increase in homeowner occupancy of 809 sites compared to occupancy at December 31, 2016.
On September 10, 2017 Hurricane Irma made landfall in the state of Florida. Our properties were affected by flooding, wind, wind-blown debris, and fallen trees and tree branches. Overall, homes in our communities held up well with most of the structural damage limited to carports, screen rooms and awnings. Structural damage to common areas was also limited. Our Florida mainland properties resumed normal operations shortly after Hurricane Irma. Fiesta Key RV resort, one of our RV resorts in the Florida Keys, has reopened. We expect Sunshine Key RV resort to reopen as utility services are restored. We expect our restoration efforts to be substantially complete in early 2018. During the year ended December 31, 2017, we recorded expense of $8.0 million related to debris removal and cleanup following Hurricane Irma. In addition, during the year ended December 31, 2017, we recorded insurance recovery revenue of $9.0 million which includes insurance proceeds received as a result of our first claim submission.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. Our marketing campaigns encourage the customer to book online, and we have seen a 42% increase in revenue coming through online reservations as compared to 2016. We continue to experience growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the year ended December 31, 2017 were 5.9% higher than the year ended December 31, 2016. Annual, seasonal and transient revenues for the year ended December 31, 2017 increased 5.6%, 9.0% and 4.5%, respectively, from the year ended December 31, 2016.

Management's Discussion (continued)

For the year ended December 31, 2017, we sold approximately 14,128 TTCs and activated approximately 17,490 RV dealer TTCs.
The table below provides additional details regarding our TTCs for the past five years:

	2013	2014	2015	2016	2017
TTC Origination	15,607	18,187	25,544	29,576	31,618
TTC Sales	9,289	10,014	11,877	12,856	14,128
RV Dealer TTC Activations	6,318	8,173	13,667	16,720	17,490
We see high demand for our homes and communities. We closed 597 new home sales during the year ended December 31, 2017 compared to 658 new home sales during the year ended December 31, 2016. The new home sales during the year ended December 31, 2017 were primarily in our Florida and Colorado communities.
As of December 31, 2017, we had 4,417 occupied rental homes in our MH communities. For the years ended December 31, 2017 and 2016, home rental program net operating income was approximately $31.9 million and $32.2 million, respectively, net of rental asset depreciation expense of approximately $10.4 million for the year ended December 31, 2017 and $10.7 million for the year ended December 31, 2016. Approximately $34.6 million and $35.7 million of home rental operations revenue was included in community base rental income for the years ended December 31, 2017 and 2016, respectively.
Our gross investment in real estate has increased approximately $230.5 million to $4,915.8 million as of December 31, 2017 from $4,685.3 million as of December 31, 2016, primarily due to increased capital expenditures, as well as the acquisition of three Properties: Paradise Park-Largo, Bethpage Camp Resort and Grey's Point Camp.
Property Acquisitions and Joint Ventures
The following chart lists the Properties or portfolios acquired or invested in during the period January 1, 2016 through December 31, 2017 and Sites added through expansion opportunities at our existing Properties.

Property	Transaction Date	Sites

Total Sites as of January 1, 2016		143,938
Acquisitions Properties:
Rose Bay	January 27, 2016	303
Portland Fairview	May 26, 2016	407
Forest Lakes Estates	June 15, 2016	1,168
Riverside RV	October 13, 2016	499
Paradise Park-Largo	May 10, 2017	108
Bethpage Camp Resort	November 15, 2017	1,034
Grey's Point Camp	November 15, 2017	728
Joint Venture
Crosswinds	June 15, 2017	376
Loggerhead(a)	August 8, 2017	2,343
Expansion Site Development and other:
Sites added (reconfigured) in 2016		295
Sites added (reconfigured) in 2017		124
Total Sites as of December 31, 2017		151,323
_____________________

(a)	Loggerhead sites represent marina slip count.

Management's Discussion (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding 17 Properties owned through our seven Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	53,939	124	37.1%	42.4%
Northeast	18,732	51	12.9%	11.1%
Arizona	15,838	40	10.9%	9.6%
California	13,681	48	9.4%	14.1%
Midwest	12,270	34	8.4%	6.7%
Texas	8,989	17	6.2%	2.9%
Southeast	9,147	26	6.3%	3.6%
Northwest	6,052	25	4.2%	3.5%
Colorado	3,446	10	2.4%	3.3%
Other	3,288	14	2.3%	2.8%
Total	145,382	389	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $7.0 million of property operating revenues not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

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
Recent U.S. Federal Income Tax Legislation
On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the "Code"). Relevant changes include, but are not limited to the following:

•	a decrease in the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a gradual decrease of the deduction percentage over time;

•
a change in recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restrictions to the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business;

•	the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	a limitation on net operating losses generated in 2018 or later to offset more than 80% of a taxpayer's taxable income (prior to the application of the dividends paid deduction);

•	elimination of the corporate alternative minimum tax;

•	restriction limiting the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•	a reduction to the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

Management's Discussion (continued)

•
a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
a limitation on certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. Based on our initial review and guidance, we do not anticipate a significant impact to our consolidated financial statements. However, there can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management's view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from Property Operations and Core Portfolio, FFO, Normalized FFO and Income from Rental Operation, net of depreciation.
We believe investors should review Income from Property Operations and Core Portfolio, FFO, Normalized FFO and Income from Rental Operations, net of depreciation, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. A discussion of Income from Property Operations and Core Portfolio, FFO, Normalized FFO and Income from Rental Operations, net of depreciation, and a reconciliation to net income, are included below.
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2015. Core Portfolio income from property operations, excluding deferrals and property management is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during 2016 and 2017, including the Florida Keys RV Resorts.
Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently

Management's Discussion (continued)

than we do. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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
The following table reconciles Net income available for Common Stockholders to Income from property operations for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	Total Portfolio
	2017	2016	2015
Computation of Income from Property Operations:
Net income available for Common Stockholders	$189,904	$164,037	$130,145
Perpetual stock dividends and original issuance costs	7,685	9,226	9,226
Income allocated to non-controlling interests - Common OP Units	12,788	13,869	11,141
Equity in income of unconsolidated joint ventures	(3,765)	(2,605)	(4,089)
Income before equity in income of unconsolidated joint ventures	206,612	184,527	146,423
Total other income and expenses, net	246,551	244,638	257,852
Loss (Income) from home sales operations and other	599	846	(1,829)
Income/(loss) from property operations	$453,762	$430,011	$402,446

Management's Discussion (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (amounts in thousands):

	2017	2016	2015
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$189,904	$164,037	$130,145
Income allocated to common OP Units	12,788	13,869	11,141
Right-to-use contract upfront payments, deferred, net	4,108	3,079	4,231
Right-to-use contract commissions, deferred, net	(354)	(223)	(1,556)
Depreciation on real estate assets	111,014	106,736	102,934
Depreciation on rental homes	10,441	10,664	10,675
Amortization of in-place leases	2,231	3,373	2,358
Depreciation on unconsolidated joint ventures	1,533	1,292	1,081
FFO available for Common Stock and OP Unit holders	$331,665	$302,827	$261,009
Transaction costs	724	1,217	1,130
Early debt retirement	2,785	—	16,913
Preferred stock original issuance	757	—	—
Litigation Settlement, net	—	2,415	—
Normalized FFO available for Common Stock and OP Unit holders	$335,931	$306,459	$279,052
Weighted average common shares outstanding—fully diluted	93,425	92,569	91,907
Results of Operations
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and the total portfolio for the years ended December 31, 2017 and 2016 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the years ended December 31, 2017 and December 31, 2016 includes all Properties acquired prior to December 31, 2015 and which we have owned and operated continuously since January 1, 2016. During the year ended December 31, 2017, operations at our Florida Keys RV resorts were interrupted and have been designated as Non-core properties. This change is reflected in the results of operations for the comparison of the year ended December 31, 2017 to the year ended December 31, 2016. Core Portfolio growth percentages exclude the impact of U.S. GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

Management's Discussion (continued)

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$484,484	$462,321	$22,163	4.8%	$489,613	$464,745	$24,868	5.4%
Rental home income	14,344	14,108	236	1.7%	14,344	14,107	237	1.7%
Resort base rental income	199,886	188,821	11,065	5.9%	218,806	201,533	17,273	8.6%
Right-to-use annual payments	45,748	45,035	713	1.6%	45,798	45,035	763	1.7%
Right-to-use contracts current period, gross	14,132	12,327	1,805	14.6%	14,132	12,327	1,805	14.6%
Utility and other income	90,341	80,153	10,188	12.7%	93,252	81,427	11,825	14.5%
Property operating revenues, excluding deferrals	848,935	802,765	46,170	5.8%	875,945	819,174	56,771	6.9%

Property operating and maintenance	281,055	260,607	20,448	7.8%	294,119	268,249	25,870	9.6%
Rental home operating and maintenance	6,610	6,882	(272)	(4.0)%	6,610	6,883	(273)	(4.0)%
Real estate taxes	53,730	51,892	1,838	3.5%	55,010	53,036	1,974	3.7%
Sales and marketing, gross	11,436	11,058	378	3.4%	11,438	11,056	382	3.5%
Property operating expenses, excluding deferrals and Property management	352,831	330,439	22,392	6.8%	367,177	339,224	27,953	8.2%
Income from property operations, excluding deferrals and Property management (1)	496,104	472,326	23,778	5.0%	508,768	479,950	28,818	6.0%
Property management	51,252	47,079	4,173	8.9%	51,252	47,083	4,169	8.9%
Income from property operations, excluding deferrals (1)	444,852	425,247	19,605	4.6%	457,516	432,867	24,649	5.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,754	2,856	898	31.4%	3,754	2,856	898	31.4%
Income from property operations (1)	$441,098	$422,391	$18,707	4.4%	$453,762	$430,011	$23,751	5.5%
__________________________

(1)
Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these non-GAAP measures to Net Income available to Common Shareholders.

Total Portfolio income from property operations, which includes Core and Non-core portfolios, for the year ended December 31, 2017 increased $23.8 million, or 5.5% from the year ended December 31, 2016, driven by an increase of $18.7 million or 4.4%, in our Core Portfolio income from property operations and a $5.1 million increase in our Non-core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for the year ended December 31, 2017 increased $22.2 million or 4.8% from the year ended December 31, 2016, which reflects 3.9% growth from rate increases and approximately 0.9% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $612 for the year ended December 31, 2017 from approximately $589 for the year ended December 31, 2016. The average occupancy for the Core Portfolio increased to 94.2% for the year ended December 31, 2017 from 93.4% for the year ended December 31, 2016.
Resort base rental income in our Core Portfolio for the year ended December 31, 2017 increased $11.1 million, or 5.9%, from the year ended December 31, 2016 primarily due to increased rental rates. Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$127,923	$121,113	$6,810	5.6%	$133,236	$124,308	$8,928	7.2%
Seasonal	29,829	27,370	2,459	9.0%	36,157	31,510	4,647	14.7%
Transient	42,134	40,338	1,796	4.5%	49,413	45,715	3,698	8.1%
Resort base rental income	$199,886	$188,821	$11,065	5.9%	$218,806	$201,533	$17,273	8.6%
Right-to-use contracts current period, gross, net of sales and marketing, gross, increased as a result of a higher number of upgrades sold and an increase in the average upgrade sales price during the year ended December 31, 2017 compared with the year ended December 31, 2016. During the year ended December 31, 2017, there were 2,514 upgrade sales with an average price

Management's Discussion (continued)

per sale of $5,621. This compares to 2,477 upgrade sales with an average price per sale of $4,978 for the year ended December 31, 2016.
Utility and other income in our Core Portfolio for the year ended December 31, 2017 increased $10.2 million or 12.7% from the year ended December 31, 2016, primarily due to an insurance recovery revenue accrual related to Hurricane Irma, insurance proceeds related to prior storm events, and recoverable utility expense rate and usage increases during 2017.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the year ended December 31, 2017 increased $22.4 million, or 6.8%, from the year ended December 31, 2016. The increase was primarily due to an increase in property operating and maintenance expenses of $20.4 million, driven by an increase of $8.6 million in repairs and maintenance costs recorded during the year ended December 31, 2017, primarily related to clean up costs as a result of Hurricane Irma and prior storm events, an increase of $4.7 million in utility expense, an increase of $3.4 million in property payroll driven by wage increases and increased headcount and an increase of $1.4 million in administrative costs.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales Operations for the years ended December 31, 2017 and 2016 (amounts in thousands, except home sales volumes).

	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$25,759	$26,074	$(315)	(1.2)%
Cost of new home sales (1)	(25,188)	(26,028)	840	3.2%
Gross profit from new home sales	571	46	525	1,141.3%

Gross revenues from used home sales	10,543	11,117	(574)	(5.2)%
Cost of used home sales	(11,325)	(11,428)	103	0.9%
Loss from used home sales	(782)	(311)	(471)	(151.4)%

Brokered resale revenues and ancillary services revenues, net	3,798	2,994	804	26.9%
Home selling expenses	(4,186)	(3,575)	(611)	(17.1)%
(Loss) from home sales operations and other	$(599)	$(846)	$247	(29.2)%
Home sales volumes:
New home sales (2)	597	658	(61)	(9.3)%
New Home Sales Volume - ECHO JV	158	208	(50)	(24.0)%
Used home sales	1,280	1,266	14	1.1%
Brokered home resales	880	792	88	11.1%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales from our ECHO JV for the years ended December 31, 2017 and 2016, respectively.

The decrease in loss from home sales operations and other was primarily due to an increase in ancillary activities and an increase in the gross profit from new home sales, partially offset by an increase in home selling expenses and an increase in the loss from used home sales. The increase in home selling expenses was primarily due to expense of $0.4 million recorded during the quarter ended September 30, 2017 related to property damage as a result of Hurricane Irma. The expense recorded during the quarter ended September 30, 2017 was offset by revenue recorded of $0.4 million in brokered resale revenues and ancillary services revenues, net during the quarter ended September 30, 2017 related to the expected insurance recovery from this loss.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our manufactured home Rental Operations for the years ended December 31, 2017 and 2016 (amounts in thousands, except rental unit volumes).

	2017	2016	Variance	% Change

New Home	$27,043	$25,267	$1,776	7.0%
Used Home	21,893	24,578	(2,685)	(10.9)%
Rental operations revenue (1)	48,936	49,845	(909)	(1.8)%
Rental home operating and maintenance	(6,610)	(6,883)	273	4.0%
Income from rental operations	42,326	42,962	(636)	(1.5)%
Depreciation on rental homes (2)	(10,441)	(10,664)	223	2.1%
Income from rental operations, net of depreciation	$31,885	$32,298	$(413)	(1.3)%

Gross investment in new manufactured home rental units (3)	$132,478	$126,455	$6,023	4.8%
Gross investment in used manufactured home rental units	$43,374	$51,467	$(8,093)	(15.7)%

Net investment in new manufactured home rental units	$105,828	$103,436	$2,392	2.3%
Net investment in used manufactured home rental units	$23,779	$32,239	$(8,460)	(26.2)%

Number of occupied rentals – new, end of period (4)	2,533	2,375	158	6.7%
Number of occupied rentals—used, end of period	1,884	2,375	(491)	(20.7)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $34.6 million and $35.7 million for the years ended December 31, 2017 and 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.6 million and $15.4 million at December 31, 2017, and 2016, respectively.

(4)	Includes 268 and 183 homes rented through our ECHO JV in 2017 and 2016, respectively.
The decrease in income from rental operations, net of depreciation was primarily due to a decrease in the number of used occupied rental units, partially offset by an increase in the number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2017 and 2016 (amounts in thousands).

	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(121,455)	$(117,400)	$(4,055)	(3.5)%
Amortization of in-place leases	(2,231)	(3,373)	1,142	33.9%
Interest income	7,580	6,845	735	10.7%
Income from other investments, net	5,795	7,310	(1,515)	(20.7)%
General and administrative (excluding transaction costs)	(31,013)	(29,787)	(1,226)	(4.1)%
Transaction costs	(724)	(1,217)	493	40.5%
Other expenses, including property rights initiatives	(1,148)	(4,986)	3,838	77.0%
Early debt retirement	(2,785)	—	(2,785)	100.0%
Interest and related amortization	(100,570)	(102,030)	1,460	1.4%
Total other income and expenses, net	$(246,551)	$(244,638)	$(1,913)	(0.8)%

Other expenses, net increased $1.9 million for the year ended December 31, 2017, compared to the year ended December 31, 2016 primarily due to an increase in depreciation on real estate and rental homes, early debt retirement costs incurred in 2017 as a result of the refinancing activities completed during 2017 (see Note 8 to the Consolidated Financial Statements for additional detail regarding borrowing arrangements) and a decrease in income from other investments, net, due to the termination of the Tropical Palms RV ground lease in 2016, partially offset by a decrease in property rights initiatives and other, net primarily due to $2.4 million incurred in 2016 related to the resolution of the California lawsuits.

Management's Discussion (continued)

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
The 4.6% increase in Core Portfolio community base rental income primarily reflected a 3.7% growth from rate increases and a 0.9% growth from occupancy gains. The average monthly base rent per site increased to approximately $590 in 2016 from approximately $569 in 2015. The average occupancy increased to 93.5% in 2016 from 92.6% in 2015.
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
Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased as a result of a lower number of upgrade sales by our third party sales agent. During the year ending December 31, 2016, there were 2,477 upgrade sales with an average price per sale of $4,978. This compares to 2,687 upgrade sales with an average price per sale of $4,745 for the year ended December 31, 2015.

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

	2016	2015	Variance	% Change
Gross revenues from new home sales (1)	$26,074	$17,674	$8,400	47.5%
Cost of new home sales (1)	(26,028)	(16,678)	(9,350)	(56.1)%
Gross profit from new home sales	46	996	(950)	(95.4)%

Gross revenues from used home sales	11,117	15,476	(4,359)	(28.2)%
Cost of used home sales	(11,428)	(15,601)	4,173	26.7%
Gross (loss) profit from used home sales	(311)	(125)	(186)	(148.8)%

Brokered resale revenues and ancillary services revenues, net	2,994	4,149	(1,155)	(27.8)%
Home selling expenses	(3,575)	(3,191)	(384)	(12.0)%
Income from home sales operations and other	$(846)	$1,829	$(2,675)	(146.3)%
Home sales volumes:
Total new home sales(2)	658	479	179	37.4%
New Home Sales Volume - ECHO JV	208	178	30	16.9%
Used home sales	1,266	1,489	(223)	(15.0)%
Brokered home resales	792	884	(92)	(10.4)%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales through our ECHO JV for the years ended December 31, 2016 and 2015, respectively.
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

	2016	2015	Variance	% Change

New Home	$25,267	$22,801	$2,466	10.8%
Used Home	24,578	27,826	(3,248)	(11.7)%
Rental operations revenue (1)	49,845	50,627	(782)	(1.5)%
Rental home operating and maintenance	(6,883)	(7,167)	284	4.0%
Income from rental operations	42,962	43,460	(498)	(1.1)%
Depreciation on rental homes (2)	(10,664)	(10,675)	11	0.1%
Income from rental operations, net of depreciation	$32,298	$32,785	$(487)	(1.5)%

Gross investment in new manufactured home rental units (3)	$126,455	$111,814	$14,641	13.1%
Gross investment in used manufactured home rental units	$51,467	$57,427	$(5,960)	(10.4)%

Net investment in new manufactured home rental units	$103,436	$92,503	$10,933	11.8%
Net investment in used manufactured home rental units	$32,239	$40,864	$(8,625)	(21.1)%

Number of occupied rentals – new, end of period (4)	2,375	2,170	205	9.4%
Number of occupied rentals—used, end of period	2,375	2,797	(422)	(15.1)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $35.7 million and $36.6 million as of December 31, 2016 and 2015, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	The new home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.4 million and $10.4 million at December 31, 2016 and 2015, respectively.

(4)	Includes 183 and 100 homes rented through our ECHO JV in 2016 and 2015, respectively.
The decrease in income from rental operations, net of depreciation is primarily due to a decrease in the number of used occupied rental units. As of December 31, 2016 the used occupancy decrease is partially offset by an increased number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2016 and 2015 (amounts in thousands).

	2016	2015	Variance	% Change
Depreciation on real estate and rental homes	$(117,400)	$(113,609)	$(3,791)	(3.3)%
Amortization of in-place leases	(3,373)	(2,358)	(1,015)	(43.0)%
Interest income	6,845	7,030	(185)	(2.6)%
Income from other investments, net	7,310	7,359	(49)	(0.7)%
General and administrative (excluding transaction costs)	(29,787)	(29,514)	(273)	(0.9)%
Transaction costs	(1,217)	(1,130)	(87)	(7.7)%
Other expenses, including property rights initiatives	(4,986)	(2,986)	(2,000)	(67.0)%
Early debt retirement	—	(16,913)	16,913	100.0%
Interest and related amortization	(102,030)	(105,731)	3,701	3.5%
Total other income and expenses, net	$(244,638)	$(257,852)	$13,214	5.1%

Other expenses, net decreased $13.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to approximately $17.0 million of early debt retirement fees associated with defeasance and prepayment activity during the first quarter of 2015. Additionally, interest and related amortization decreased compared to the prior year due to the decrease in secured debt related to refinancing and payment activity, as well as lower weighted average interest rates. These decreases were partially offset by increases in depreciation on real estate and rental homes and other expenses, including property rights initiatives. These expenses increased due to higher capital expenditures, 2016 acquisitions properties, as well as $2.4 million related to resolution of the California lawsuits.

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
On November 2, 2017, we extended our ATM equity offering program by entering into new separate equity distribution agreements with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. For the year ended December 31, 2017, we sold 1,380,017 shares of our common stock under the ATM equity offering program for gross cash proceeds of approximately $120.7 million at a weighted average share price of $87.46 before expenses of approximately $1.5 million. As of December 31, 2017, $150.0 million of common stock remained available for issuance under the ATM equity offering program (see Note 4 to the Consolidated Financial Statements). In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 10.0 million shares and approximately 111.4 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective. We believe we currently have sufficient liquidity, in the form of $25.8 million in available cash, net of restricted cash, as of December 31, 2017 and $370.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions (see Note 8 to the Consolidated Financial Statements).
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
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities (including pursuant to our ATM equity offering program), in addition to net cash provided by operating activities. We expect to satisfy our 2018 maturities with existing cash, anticipated operating cash flow and/or refinancing proceeds.
During the year ended December 31, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) by and among us, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and other lenders named therein, which amends and restates the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014 pursuant to which we have access to a $400 million unsecured line of credit (the “LOC”) and a $200 million senior unsecured term loan (the “Term Loan”). The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six month increments, subject to certain conditions. In 2017, we incurred commitment and arrangement fees of approximately $3.7 million to enter into the LOC and extend the Term Loan.
During the year ended December 31, 2017, we closed on three loans, each secured by a manufactured home community, with total gross proceeds of $146.0 million. They have a stated interest rate of 4.07% per annum and a maturity of 20 years. Additionally, during the year, we entered into a $204.4 million million secured credit facility with Fannie Mae, maturing in 20 years and bearing a 3.97% fixed interest rate. The loan is secured by five manufactured home communities. Also, during the year ended December 31, 2017 we paid off 15 mortgage loans (13 maturing in 2018 and two that would have matured in 2017) of approximately $230.2 million including $2.7 million of prepayment penalties, with a weighted average interest rate of 5.93% per annum, secured by 13 manufacturing home properties and two RV resorts.
In May 2017, in connection with the Paradise Park Largo manufactured home community acquisition, we assumed approximately $5.9 million of mortgage debt with a stated interest rate of 4.6%, maturing in 2040. The mortgage debt is secured by the manufactured home community.

Management's Discussion (continued)

In June 2016, in connection with the Forest Lake Estates manufactured home community acquisition, we assumed approximately $22.6 million of mortgage debt with a stated interest rate of 4.5%, maturing in 2038. The mortgage debt is secured by the manufactured home community.
The table below summarizes cash flow activity for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands).

	For the years ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$384,490	$353,348	$352,882
Net cash used in investing activities	(310,949)	(218,822)	(120,707)
Net cash used in financing activities	(98,796)	(158,444)	(225,631)
Net (decrease) increase in cash and cash equivalents	$(25,255)	$(23,918)	$6,544
Operating Activities
Net cash provided by operating activities increased $31.2 million to $384.5 million for the year ended December 31, 2017 from $353.3 million for the year ended December 31, 2016. The overall increase in net cash provided by operating activities was primarily due to an increase in Income from property operations of $23.8 million, long term incentive compensation of $4.8 million paid during the year ended December 31, 2016 and the net settlement of $2.4 million paid during the year ended December 31, 2016 related to the resolution of the California lawsuits.
Net cash provided by operating activities increased $0.4 million to $353.3 million for the year ended December 31, 2016 from $352.9 million for the year ended December 31, 2015. The overall increase in net cash provided by operating activities was primarily due to an increase in Income from property operations of $27.6 million and an increase of $4.7 million in Accrued expenses and accounts payable, offset by a decrease in Escrow deposits, goodwill and other assets of $20.4 million and a decrease of $4.4 million in Rents received in advance and security deposits.
Investing Activities
Net cash used in investing activities increased $92.1 million to $310.9 million for the year ended December 31, 2017 from $218.8 million for the year ended December 31, 2016. The increase in net cash used in investing activities was primarily due to higher spending on real estate acquisitions and investments in joint ventures during the year ended December 31, 2017 and the issuance of a short term loan of $13.8 million to one of our joint ventures.
Net cash used in investing activities was $218.8 million for the year ended December 31, 2016 compared to $120.7 million for the year ended December 31, 2015. The increase in net cash used in investing activities was primarily due to higher spending on real estate acquisitions and an increase in capital improvements.

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands).

	For the years ended December 31,(1)
	2017	2016	2015
Recurring Capital Expenditures (2)	$39,833	$37,709	$36,780
Property upgrades and site development (3)	34,690	19,244	13,677
New home investments (4) (5)	45,640	56,651	35,420
Used home investments (5)	4,298	4,961	7,010
Total Property	124,461	118,565	92,887
Corporate	1,589	872	912
Total Capital improvements	$126,050	$119,437	$93,799
__________________________________________________

(1)
Excludes non-cash activity of approximately $0.4 million, $0.7 million and $0.9 million of used homes acquired by repossessions of Chattel Loans collateral for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Includes $4.7 million of restoration and improvement capital expenditures related to Hurricane Irma for the year ended December 31, 2017.

(4)	Excludes new home investments associated with our ECHO JV.

(5)	Net proceeds from new and used home sale activities are reflected within Operating Activities.

Management's Discussion (continued)

Financing Activities
Net cash used in financing activities decreased $59.6 million to $98.8 million for the year ended December 31, 2017 from $158.4 million for the year ended December 31, 2016. The decrease in net cash used in financing activities was primarily due to an increase in net debt proceeds of approximately $153.3 million during the year ended December 31, 2017 and an increase in the proceeds from the sale of common stock under our ATM equity program of approximately $70.7 million, partially offset by redemption of our Series C Preferred Stock of $136.3 million during the year ended December 31, 2017 and an increase in distributions to our common stockholders of $23.7 million.
Net cash used in financing activities was $158.4 million for the year ended December 31, 2016 compared to net cash used in financing activities of $225.6 million for the year ended December 31, 2015. The decrease in net cash used in financing activities was primarily due to gross proceeds of $50.0 million received from the sale of common stock under our ATM equity offering program and an increase of approximately $7.7 million in proceeds from stock options and the employee stock purchase plan.
Contractual Obligations
As of December 31, 2017, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total (5)	2018	2019	2020	2021	2022	Thereafter
Long Term Borrowings (1)	$2,220,493	$47,300	$241,158	$158,547	$248,414	$168,625	$1,356,449
Interest Expense (2)	794,056	97,872	88,068	77,470	69,248	58,826	402,572
Operating Lease	8,354	2,221	2,062	2,011	1,711	200	149
LOC Maintenance Fee (3)	2,326	608	608	612	498	—	—
Ground Lease (4)	15,655	2,022	2,028	2,030	2,033	1,533	6,009
Total Contractual Obligations	$3,040,884	$150,023	$333,924	$240,670	$321,904	$229,184	$1,765,179
Weighted average interest rates - Long Term Borrowings	4.24%	4.52%	4.41%	4.26%	4.17%	4.07%	4.17%
 _____________________

(1)
Balance excludes note premiums of $3.3 million and unamortized deferred financing costs of $23.7 million. Balances include debt maturing and scheduled periodic payments as well as our LOC balance of $30.0 million outstanding as of December 31, 2017.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of December 31, 2017.

(3)	As of December 31, 2017, assumes we will not exercise our one year extension option on October 27, 2021 and assumes we will maintain our current leverage ratios as defined by the LOC.

(4)
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2018 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues.

(5)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2017, approximately 29.9% of our outstanding secured debt is fully amortizing.
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

Management's Discussion (continued)

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
A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts, which require upfront non-refundable payments, supplement the right-to-use contract and grant certain additional access rights to the customer. Under current accounting standards, right-to-use upfront non-refundable payments are recognized based on estimated attrition rates of up to 40 years. On January 1, 2018, the Company will adopt ("ASU 2014-09") Revenue from Contracts with Customers. Under this guidance, right-to-use upfront non-refundable payments will be recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. See Note 2 to the Consolidated Financial Statements for additional information on ASU 2014-09.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
We evaluate all amounts receivable from customers and an allowance is established based on our assessment of collectibility for amounts greater than 30 days past due. Our allowance for uncollectible rents receivable was approximately $4.7 million and $4.4 million as of December 31, 2017 and 2016, respectively. We will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
Business Combinations
We follow Codification Topic "Business Combination" ("ASC 805") to account for asset or business acquisitions. Historically, our acquisitions typically met the definition of a business. In a business acquisition, transaction costs are expensed and the initial purchase price allocation can be remeasured for a period of one year. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, construction in progress, ground leases, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities, and any debt assumed. We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.
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
In January 2017, the FASB issued ("ASU 2017-01") Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as asset acquisitions, as opposed to a business combination. We expect the clarification of the definition of a business will result in future acquisitions to be accounted for as asset acquisitions, as opposed to business combinations. For asset acquisitions, acquisition costs will be capitalized and the purchase price will be allocated on a relative fair value basis. We will adopt this guidance during the first quarter of 2018. See Note 2 to the Consolidated Financial Statements for additional information on ASU 2017-01.

Management's Discussion (continued)

Off Balance Sheet Arrangements
As of December 31, 2017, we do not have any off balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Inflation
Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, our resort Properties are not generally subject to leases and rents are established for these Sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 21.6% of our dues are frozen.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face related to our long-term indebtedness is the ability to refinance maturing mortgages. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2018 to 2041. At December 31, 2017, approximately 100.0% or approximately $2.0 billion of our outstanding secured debt had fixed interest rates with scheduled maturities from 2018 to 2041, which minimizes the market risk until the debt matures. In addition, approximately 29.9% of our outstanding secured debt is fully amortizing further reducing the market risk. For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $240.1 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $273.7 million. If interest rates were to increase or decrease by 1.0%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of December 31, 2017, $3.0 million of our outstanding secured debt was short-term, with no related note premiums. Our $200.0 million unsecured Term Loan has variable rates based on LIBOR plus 1.20% to 1.90% per annum. However, the 2017 Swap fixes the underlying LIBOR rate at 1.85% per annum for the first three years (see Note 8 to the Consolidated Financial Statements for definitions of Term Loan and 2017 Swap).

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

•	our ability to maintain historical or increase future rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our ability to retain and attract customers renewing, upgrading and entering right-to-use contracts;

•	our assumptions about rental and home sales markets;

•	our ability to manage counter-party risk;

•	our ability to renew our insurance policies at existing rates and on consistent terms;

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2017.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm, as stated in their report on Page F-3.

Item 9B. Other Information
None.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2018 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 are as follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	205,600	18.85	—
Equity compensation plans approved by security holders (2)	14,480	10.84	3,126,698
Equity compensation plans not approved by security holders (3)	N/A	N/A	438,588
Total	220,080	18.32	3,565,286
_________________________________

(1)	Represents shares of common stock under our Stock Option and Award Plan adopted in December 1992, prior to its expiration.

(2)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").

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

The information required by Item 403 of Regulation S-K "Security Ownership of Certain Beneficial Owners and Management" required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2018 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.
Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2018 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

3.1(a)	Articles of Amendment and Restatement of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(b)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

3.3(c)	Second Amended and Restated Bylaws effective August 8, 2007

3.4(d)	First Amendment to Second Amended and Restated Bylaws, effective as of February 27, 2018

4.1(e)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

10.1(f)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(g)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(h)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(i)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.5(j)	Amended and Restated Equity Lifestyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.6(k)	Form of Indemnification Agreement

10.8(l)
Second Amended and Restated Credit Agreement, dated as of October 27, 2017, by and among MHC Operating Limited Partnership, as Borrower, Equity Lifestyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein

10.10(l)	Second Amended and Restated Guaranty dated as of October 27, 2017 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(m)	Equity Distribution Agreement, dated November 2, 2017, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Morgan Stanley & Co., LLC

10.12(m)	Equity Distribution Agreement, dated November 2, 2017, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Goldman Sachs & Co., LLC

10.13(m)	Equity Distribution Agreement, dated November 2, 2017, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.14(m)	Equity Distribution Agreement, dated November 2, 2017, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.15(m)	Equity Distribution Agreement, dated November 2, 2017, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.16(n)	Form of Restricted Share Award Agreement for the Plan

10.17(n)	Form of Option Award Agreement for the Plan

12(o)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 31, 2017

21(o)	Subsidiaries of the registrant

23(o)	Consent of Independent Registered Public Accounting Firm

24.1(o)	Power of Attorney for Philip Calian dated February 28, 2018

24.2(o)	Power of Attorney for David Contis dated February 28, 2018

24.3(o)	Power of Attorney for Constance Freedman dated February 28, 2018

24.4(o)	Power of Attorney for Thomas Heneghan dated February 28, 2018

24.5(o)	Power of Attorney for Tao Huang dated February 28, 2018

24.6(o)	Power of Attorney for Sheli Rosenberg dated February 28, 2018

24.7(o)	Power of Attorney for Howard Walker dated February 28, 2018

24.8(o)	Power of Attorney for William Young dated February 28, 2018

24.9(o)	Power of Attorney for Samuel Zell dated February 28, 2018

31.1(o)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(o)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(o)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(o)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(o)
The following materials from Equity LifeStyle Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 8-K dated May 22, 2007

(b)	Included as an exhibit to our Report on Form 8-K dated November 26, 2013

(c)	Included as an exhibit to our Report on Form 8-K dated August 10, 2007

(d)	Included as an exhibit to our Report on Form 8-K dated February 27, 2018

(e)	Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014

(f)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(g)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005

(h)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(i)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014

(j)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016

(k)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006

(l)	Included as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2017

(m)	Form of Agreement included as an exhibit to our Report on Form 8-K dated November 2, 2017

(n)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

(o)	Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 28, 2018	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2018	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 28, 2018
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) *Attorney in Fact	February 28, 2018
Paul Seavey

*SAMUEL ZELL	Chairman of the Board	February 28, 2018
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 28, 2018
Howard Walker

*THOMAS HENEGHAN	Co-Vice-Chairman of the Board	February 28, 2018
Thomas Heneghan

*PHILIP CALIAN	Director	February 28, 2018
Philip Calian

*DAVID CONTIS	Director	February 28, 2018
David Contis

*CONSTANCE FREEDMAN	Director	February 28, 2018
Constance Freedman

* TAO HUANG	Director	February 28, 2018
Tao Huang

* SHELI ROSENBERG	Director	February 28, 2018
Sheli Rosenberg

*WILLIAM YOUNG	Director	February 28, 2018
William Young

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996
Chicago, IL
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Equity Lifestyle Properties, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Lifestyle Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2018

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$1,221,375	$1,163,987
Land improvements	3,045,221	2,893,759
Buildings and other depreciable property	649,217	627,590
	4,915,813	4,685,336
Accumulated depreciation	(1,516,694)	(1,399,531)
Net investment in real estate	3,399,119	3,285,805
Cash	31,085	56,340
Notes receivable, net	49,477	34,520
Investment in unconsolidated joint ventures	53,080	19,369
Deferred commission expense	31,443	31,375
Escrow deposits, goodwill and other assets, net	45,828	51,578
Total Assets	$3,610,032	$3,478,987
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,971,715	$1,891,900
Term loan	198,302	199,379
Unsecured line of credit	30,000	—
Accrued expenses and accounts payable	80,744	89,864
Deferred revenue—upfront payments from right-to-use contracts	85,596	81,484
Deferred revenue—right-to-use annual payments	9,932	9,817
Accrued interest payable	8,387	8,379
Rents and other customer payments received in advance and security deposits	79,267	76,906
Distributions payable	46,047	39,411
Total Liabilities	2,509,990	2,397,140
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2017 and 9,945,539 shares authorized as of December 31, 2016; none issued and outstanding.	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, no shares authorized as of December 31, 2017 and 54,461 shares authorized as of December 31, 2016; none issued and outstanding as of December 31, 2017 and 54,458 shares issued and outstanding as of December 31, 2016.	—	136,144
Common stock, $0.01 par value, 200,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 88,585,160 and 85,529,386 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	883	854
Paid-in capital	1,242,109	1,103,048
Distributions in excess of accumulated earnings	(211,980)	(231,276)
Accumulated other comprehensive income (loss)	942	(227)
Total Stockholders' Equity	1,031,954	1,008,543
Non-controlling interests – Common OP Units	68,088	73,304
Total Equity	1,100,042	1,081,847
Total Liabilities and Equity	$3,610,032	$3,478,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands, except per share data)

	2017	2016	2015
Revenues:
Community base rental income	$489,613	$464,745	$442,046
Rental home income	14,344	14,107	14,012
Resort base rental income	218,806	201,533	184,760
Right-to-use annual payments	45,798	45,035	44,443
Right-to-use contracts current period, gross	14,132	12,327	12,783
Right-to-use contract upfront payments, deferred, net	(4,108)	(3,079)	(4,231)
Utility and other income	93,252	81,427	76,153
Gross revenues from home sales	36,302	37,191	33,150
Brokered resale revenues and ancillary services revenues, net	3,798	2,994	4,149
Interest income	7,580	6,845	7,030
Income from other investments, net	5,795	7,310	7,359
Total revenues	925,312	870,435	821,654
Expenses:
Property operating and maintenance	294,119	268,249	254,668
Rental home operating and maintenance	6,610	6,883	7,167
Real estate taxes	55,010	53,036	50,962
Sales and marketing, gross	11,438	11,056	11,751
Right-to-use contract commissions, deferred, net	(354)	(223)	(1,556)
Property management	51,252	47,083	44,528
Depreciation on real estate assets and rental homes	121,455	117,400	113,609
Amortization of in-place leases	2,231	3,373	2,358
Cost of home sales	36,513	37,456	32,279
Home selling expenses	4,186	3,575	3,191
General and administrative	31,737	31,004	30,644
Other expenses, including property rights initiatives	1,148	4,986	2,986
Early debt retirement	2,785	—	16,913
Interest and related amortization	100,570	102,030	105,731
Total expenses	718,700	685,908	675,231
Income before equity in income of unconsolidated joint ventures	206,612	184,527	146,423
Equity in income of unconsolidated joint ventures	3,765	2,605	4,089
Consolidated net income	210,377	187,132	150,512

Income allocated to non-controlling interests – Common OP Units	(12,788)	(13,869)	(11,141)
Perpetual preferred stock dividends and original issuance costs	(7,685)	(9,226)	(9,226)
Net income available for Common Stockholders	$189,904	$164,037	$130,145

Consolidated net income	$210,377	$187,132	$150,512
Other comprehensive income (loss) ("OCI"):
Adjustment for fair market value of swap	1,169	326	(172)
Consolidated comprehensive income	211,546	187,458	150,340
Comprehensive income allocated to non-controlling interests – Common OP Units	(12,813)	(13,893)	(11,126)
Series C Redeemable Perpetual Preferred Stock Dividends	(7,685)	(9,226)	(9,226)
Comprehensive income attributable to Common Stockholders	$191,048	$164,339	$129,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands, except per share data)

	2017	2016	2015
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$2.18	$1.93	$1.55
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$2.17	$1.92	$1.54

Weighted average Common Shares outstanding – basic	86,997	84,778	84,031
Weighted average Common Shares outstanding – fully diluted	93,425	92,569	91,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands)

	Common Stock		Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$838		$1,029,601	$136,144	$(254,209)	$67,034	$(381)	$979,027
Conversion of Common OP Units to Common Stock	—		225	—	—	(225)	—	—
Issuance of Common Stock through exercise of options	2		3,814	—	—	—	—	3,816
Issuance of Common Stock through employee stock purchase plan	—		1,083	—	—	—	—	1,083
Compensation expenses related to restricted stock	—		8,582	—	—	—	—	8,582
Repurchase of Common Stock or Common OP Units	—		(3,201)	—	—	—	—	(3,201)
Adjustment for Common OP Unitholders in the Operating Partnership	—		(496)	—	—	496	—	—
Adjustment for fair market value of swap	—		—	—	—	—	(172)	(172)
Net income	—		—	9,226	130,145	11,141	—	150,512
Distributions	—		—	(9,226)	(126,416)	(10,823)	—	(146,465)
Other	3		(468)	—	(26)	—	—	(491)
Balance, December 31, 2015	$843		$1,039,140	$136,144	$(250,506)	$67,623	$(553)	$992,691
Conversion of Common OP Units to Common Stock	—		381	—	—	(381)	—	—
Issuance of Common Stock through exercise of options	4		11,284	—	—	—	—	11,288
Issuance of Common Stock through employee stock purchase plan	—		1,269	—	—	—	—	1,269
Issuance of Common Stock	7		49,993	—	—	—	—	50,000
Compensation expenses related to restricted stock	—		9,181	—	—	—	—	9,181
Repurchase of Common Stock or Common OP Units	—		(2,652)	—	—	—	—	(2,652)
Adjustment for Common OP Unitholders in the Operating Partnership	—		(4,426)	—	—	4,426	—	—
Adjustment for fair market value of swap	—		—	—	—	—	326	326
Net income	—		—	9,226	164,037	13,869	—	187,132
Distributions	—		—	(9,226)	(144,807)	(12,233)	—	(166,266)
Other	—		(1,122)	—	—	—	—	(1,122)
Balance, December 31, 2016	$854		$1,103,048	$136,144	$(231,276)	$73,304	$(227)	$1,081,847
Conversion of Common OP Units to Common Stock	13		16,436	—	—	(16,449)	—	—
Issuance of Common Stock through exercise of options	2		4,848	—	—	—	—	4,850
Issuance of Common Stock through employee stock purchase plan	—		2,061	—	—	—	—	2,061
Issuance of Common Stock	14		120,684	—	—	—	—	120,698
Compensation expenses related to stock options and restricted stock	—		9,352	—	—	—	—	9,352
Repurchase of Common Stock or Common OP Units	—		(3,087)	—	—	—	—	(3,087)
Adjustment for Common OP Unitholders in the Operating Partnership	—		(10,043)	—	—	10,043	—	—
Adjustment for fair market value of swap	—		—	—	—	—	1,169	1,169
Net income	—		—	7,685	189,904	12,788	—	210,377
Distributions	—		—	(6,928)	(170,608)	(11,428)	—	(188,964)
Series C Preferred stock redemption	—	—	—	(136,144)	—	—	—	(136,144)
Series C Preferred stock original issuance costs	—		757	(757)	—	—	—	—
Other	—		(1,947)	—	—	(170)	—	(2,117)
Balance, December 31, 2017	$883		$1,242,109	$—	$(211,980)	$68,088	$942	$1,100,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands)

	2017	2016	2015
Cash Flows From Operating Activities:
Consolidated net income	$210,377	$187,132	$150,512
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Early debt retirement	2,785	—	16,913
Depreciation	122,720	118,521	114,698
Amortization of in-place leases	2,231	3,373	2,358
Amortization of loan costs	3,546	3,878	4,216
Debt premium amortization	(2,211)	(3,382)	(3,869)
Equity in income of unconsolidated joint ventures	(3,765)	(2,605)	(4,089)
Distributions of income from unconsolidated joint ventures	3,792	1,793	3,584
Stock-based compensation	9,352	9,181	8,582
Revenue recognized from right-to-use contract upfront payments	(10,020)	(9,248)	(8,552)
Commission expense recognized related to right-to-use contracts	4,509	4,149	3,595
Long term incentive plan compensation	1,347	(2,929)	973
(Recovery) provision for uncollectible rents receivable	(333)	(744)	537
Changes in assets and liabilities:
Notes receivable activity, net	(331)	318	66
Deferred commission expense	(4,577)	(4,659)	(5,871)
Escrow deposits, goodwill and other assets	45,401	23,706	44,095
Accrued expenses and accounts payable	(16,934)	10,322	5,632
Deferred revenue – upfront payments from right-to-use contracts	14,132	12,327	12,783
Deferred revenue – right-to-use annual payments	115	(61)	88
Rents received in advance and security deposits	2,354	2,276	6,631
Net cash provided by operating activities	384,490	353,348	352,882
Cash Flows From Investing Activities:
Real estate acquisition	(136,552)	(98,244)	(23,687)
Investment in unconsolidated joint ventures	(33,345)	(5,134)	(4,000)
Distributions of capital from unconsolidated joint ventures	—	4,094	80
Repayments of notes receivable	10,272	10,184	10,490
Issuance of notes receivable	(25,274)	(10,285)	(9,791)
Capital improvements	(126,050)	(119,437)	(93,799)
Net cash used in investing activities	(310,949)	(218,822)	(120,707)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	6,911	12,557	4,899
Gross proceeds from sale of Common Stock	120,698	50,000	—
Distributions:
Common Stockholders	(163,770)	(140,057)	(122,077)
Common OP Unitholders	(11,631)	(11,888)	(10,470)
Preferred Stockholders	(6,928)	(9,226)	(9,226)
Stock repurchase and Unit redemption	—	(229)	(62)
Share based award tax withholding payments	(3,087)	(2,423)	(3,139)
Principal payments and mortgage debt payoff	(270,530)	(142,731)	(456,308)
Mortgage notes payable financing proceeds	350,369	88,050	395,323
Line of Credit payoff	(101,000)	—	—
Line of Credit proceeds	131,000	—	—
Debt issuance and defeasance costs	(12,567)	(1,375)	(24,080)
Redemption of preferred stock	(136,314)	—	—
Other, primarily ATM offering costs	(1,947)	(1,122)	(491)
Net cash used in financing activities	(98,796)	(158,444)	(225,631)
Net (decrease) increase in cash and cash equivalents	(25,255)	(23,918)	6,544
Cash, beginning of year	56,340	80,258	73,714
Cash, end of year	$31,085	$56,340	$80,258
The accompanying notes are an integral part of these Consolidated Financial Statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands)

	2017	2016	2015
Supplemental information:
Cash paid during the period for interest	$102,570	$105,556	$106,423
Capital improvements – used homes acquired by repossessions	$376	$726	$909
Net reduction of notes receivable – used homes acquired by repossessions	$(376)	$(726)	$(909)
Building and other depreciable property – reclassification of rental homes	$38,350	$34,707	$28,790
Escrow deposits and other assets – reclassification of rental homes	$(38,350)	$(34,707)	$(28,790)

Real estate acquisitions:
Investment in real estate, fair value	$(142,374)	$(120,448)	$(23,900)
Investment in real estate, cost	(110)	(2,000)	—
Escrow deposits and other assets	—	(20)	(53)
Debt assumed and financed on acquisition	5,900	22,010	—
Accrued expenses and accounts payable	32	1,883	62
Rents and other customer payments received in advance and security deposits	—	331	204
Real estate acquisitions, net	$(136,552)	$(98,244)	$(23,687)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Our Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," "the Company," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We provide our customers the opportunity to place factory built homes, cottages, cabins or RVs either permanently or on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays. Our Properties are designed and improved for home options of various sizes and designs that are produced off-site by third party manufacturers, installed and set on designated Sites ("Site Set") within the Properties.
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
The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2017, the Non-Controlling Interests—Common OP Units represented 5,834,100 OP Units which are convertible into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

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
Effective January 1, 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 required us to evaluate whether we should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The adoption of this standard did not result in any changes to our accounting of interests in less than wholly-owned joint ventures; however, the Operating Partnership now meets the criteria as a VIE. We concluded that the Operating Partnership is a VIE because we are the general partner and controlling owner of approximately 93.8% of the Operating Partnership and the limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company has the power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are significant to the VIE. Accordingly, we are the primary beneficiary and we will continue to consolidate the Operating Partnership under this new guidance.
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
Real estate is recorded at cost less accumulated depreciation. Our policy is to estimate useful lives associated with our real estate assets and to depreciate the assets on a straight-line basis based on our estimates. The depreciable life estimate of our new manufactured homes is 25 years and our used homes is 10-25 years. We use a 30-year estimated life for buildings and structural and land improvements acquired (including Site development), a 10-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and lease intangibles over the average life of acquired in-place leases.
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
In January 2017, the FASB issued ("ASU 2017-01") Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. Additional information regarding ASU 2017-01 can be found in this Note in (m) Recent Accounting Pronouncements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
(e)    Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic "Modifications and Extinguishments" ("FASB ASC 470-50-40"). Accumulated amortization for such costs was $33.9 million and $31.4 million at December 31, 2017 and 2016, respectively.

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
As of December 31, 2017 and 2016, the gross carrying amounts of identified intangible assets and goodwill were approximately $12.1 million, which is reported as a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets. As of December 31, 2017 and 2016, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $2.9 million and $2.8 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016, and 2015, amortization expense for the identified intangible assets was approximately $0.1 million, $0.2 million, and $0.4 million respectively.

(g)	Restricted Cash
Cash as of December 31, 2017 and 2016 included approximately $5.3 million of restricted cash, in both periods, for the payment of capital improvements, insurance or real estate taxes pursuant to certain loan agreements.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
Our mortgage notes payable and term loan had a carrying value of approximately $2,193.7 million and 2,110.2 million as of December 31, 2017 and 2016, respectively, and a fair value of approximately $2,184.0 million and $2,100.0 million as of December 31, 2017 and 2016, respectively. The fair value is measured using quoted prices and observable inputs from similar liabilities (Level 2). At December 31, 2017 and 2016, our cash flow hedge of interest rate risk included in accrued expenses and accounts payable was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions (see Note 5 to the Consolidated Financial Statements).

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
A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided. Right-to-use upfront non-refundable payments supplement the right-to-use contract and grant certain additional access rights to the customer. Under current accounting standards, right-to-use upfront non-refundable payments are recognized based on estimated attrition rates of up to 40 years. On January 1, 2018, the Company will adopt ("ASU 2014-09") Revenue from Contracts with Customers.
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
 In accordance with FASB ASC 810, we present the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.1 million of private REIT Subsidiaries preferred stock.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

(k)	Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2017 and 2016, the REIT had a federal net operating loss carryforward of approximately $75.0 million and $88.1 million, respectively. In 2017, the Company utilized approximately $13.0 million of the net operating loss carryforward to offset its tax and distribution requirements. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2017 and 2016.
In addition, we have several taxable REIT Subsidiaries ("TRSs"), which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2017 and 2016 .
The REIT is still subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.
As of December 31, 2017, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $3.2 billion (unaudited) and $51.2 million (unaudited), respectively.
During the years ended December 31, 2017, 2016 and 2015, our tax treatment of common stock distributions were as follows (unaudited):

	2017	2016	2015
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.657	$1.471	$1.169
Long-term capital gains	0.718	—	—
Nondividend distributions	—	0.179	0.081
Distributions declared per common stock outstanding	$2.375	$1.650	$1.250
The quarterly distribution paid on January 12, 2018 of $0.488 (unaudited) per common share will all be allocable to 2017 for federal tax purposes.
Alternative minimum tax adjustments are to be apportioned between a REIT and its shareholders under Code Section 59(d). Although regulations have not yet been issued under that provision, based on the regulations issued pursuant to a similar provision of prior law and the legislative history of the current provision, it appears that such alternative minimum tax adjustments are to be apportioned to a REIT’s shareholders to the extent that the REIT distributes its regular taxable income. All of the Company’s alternative minimum tax adjustments are being apportioned to the Company’s shareholders.
The Company has determined that 0.33% of each distribution to the Company’s shareholders for the tax year ended December 31, 2017 consists of an alternative minimum tax adjustment.

(l)	Other expenses, including property rights initiatives

A litigation settlement payable was recorded in Accrued expenses and accounts payable as of December 31, 2016. In addition, an insurance receivable was recorded in escrow deposits, goodwill and other assets, net as of December 31, 2016, resulting in a net settlement of approximately $2.4 million reflected as a component of Other expenses, including property rights initiatives on the consolidated statement of income for the year ended December 31, 2016. During the first quarter of 2017, the settlements were finalized, the settlement payments were made and the insurance payments were received.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements
In August 2017, the FASB issued ("ASU 2017-12") Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 provides guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments including ineffectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The new guidance also amends the presentation and disclosure requirements. The intention is to align hedge accounting with companies' risk management strategies more closely, thereby simplifying the application of hedge accounting and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently in the process of evaluating the potential impact that the adoption of this standard may have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ("ASU 2017-01") Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. We expect the clarification of the definition of a business will result in future acquisitions to be accounted for as asset acquisitions, rather than a business combination. For asset acquisitions, acquisition costs will be capitalized, and the purchase price will be allocated on a relative fair value basis. The Company will adopt ASU 2017-01 on January 1, 2018.
In November 2016, the FASB issued ("ASU 2016-18") Statement of Cash Flows: Restricted Cash (Topic 230). ASU 2016-18 will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of'-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 will require disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 will be effective for us in the first quarter of 2018, and is required to be applied retrospectively to all periods presented. We do not expect ASU 2016-18 to have a material impact on the presentation of our Consolidated Financial Statements.
In August 2016, the FASB issued (“ASU 2016-15”) Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us in the first quarter of 2018. We expect the guidance will impact the presentation of cash flows by (1) clarifying the appropriate classification of cash flows when more than one class of cash flows exist, (2) specifying cash flow classification from insurance proceeds, and (3) clarifying that debt prepayment and extinguishment costs are classified as financing cash outflow.
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
In February 2016, the FASB issued ("ASU 2016-02") Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief "For Lessees". ASU 2016-02 will continue to

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the potential impact this standard may have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ("ASU 2014-09") Revenue from Contracts with Customers which along with related subsequent amendments will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The majority of the Company's revenue follows the existing leasing guidance and will not be impacted by the adoption of this standard; however, our right-to-use contracts will be required to follow the new guidance upon adoption. The standard permits the use of either the full retrospective or modified retrospective transition method. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance.
The Company has finalized its evaluation of ASU 2014-09 and the impact on its consolidated financial statements. The Company will adopt ASU 2014-09 and all related amendments, effective January 1, 2018, applying the modified retrospective transition method, which requires the recognition of the cumulative effect of the transition as an adjustment to retained earnings as of January 1, 2018. Upon adoption, right-to-use upfront nonrefundable payments will be recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. As a result of the cumulative impact of adopting the new guidance, we currently expect to record a net reduction to retained earnings of approximately $15 million as of January 1, 2018, as a result of an increase in Deferred revenue - upfront payments from right-to-use contracts and an increase in Deferred commissions expense.

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
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerators:
Net Income Available for Common Stockholders:
Consolidated net income	$210,377	$187,132	$150,512
Amounts allocated to dilutive securities	(12,788)	(13,869)	(11,141)
Preferred Stock distributions	(7,685)	(9,226)	(9,226)
Net income available to Common Stockholders – basic	189,904	164,037	130,145
Amounts allocated to dilutive securities	12,788	13,869	11,141
Net income available to Common Stockholders – fully diluted	$202,692	$177,906	$141,286
Denominator:
Weighted average Common Stock outstanding—basic	86,997	84,778	84,031
Effect of dilutive securities:
Redemption of Common OP Units for Common Stock	6,033	7,204	7,216
Stock options and restricted stock	395	587	660
Weighted average Common Stock outstanding—fully diluted	93,425	92,569	91,907

Earnings per Common Share—Basic:
Net income available for Common Stockholders	$2.18	$1.93	$1.55

Earnings per Common Share—Fully Diluted:
Net income available for Common Stockholders	$2.17	$1.92	$1.54

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions
On November 2, 2017, we extended our ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. Prior to the extension, the aggregate offering price was up to $125.0 million. The following table presents the shares that were issued under this ATM equity offering program during the year ended December 31, 2017 prior to and after the extension (amounts in thousands, except share data):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Shares of Common Stock sold	1,380,017	683,548
Weighted average price	$87.46	$73.15
Total gross proceeds	$120,698	$50,000
Commissions paid to sales agents	$1,512	$657
As of December 31, 2017, $150.0 million of Common Stock remained available for issuance under our ATM equity offering program.
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2017, 2016 and 2015 were 24,715, 17,037 and 19,788, respectively.
The following table presents the changes in our outstanding common stock for the years ended December 31, 2017, 2016 and 2015 (excluding OP Units of 5,834,100, 7,170,000, and 7,207,678 outstanding at December 31, 2017, 2016 and 2015, respectively):

	Years Ended December 31,
	2017	2016	2015
Shares outstanding at January 1,	85,529,386	84,253,065	83,879,779
Common stock issued through the ATM Equity Offering Program	1,380,017	683,548	—
Common stock issued through conversion of OP Units	1,335,900	37,678	24,289
Common stock issued through exercise of options	220,000	440,000	220,000
Common stock issued through stock grants	130,426	133,717	158,014
Common stock forfeitures	(990)	—	—
Common stock issued through ESPP and Dividend Reinvestment Plan	25,101	17,373	20,133
Common stock repurchased and retired	(34,680)	(35,995)	(49,150)
Shares outstanding at December 31,	88,585,160	85,529,386	84,253,065
During the years ended December 31, 2017, 2016 and 2015, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $89.02, $72.22 and $66.20 per share, respectively.
As of December 31, 2017 and 2016, ELS' percentage ownership of the Operating Partnership was approximately 93.8% and 92.3%, respectively. The remaining approximately 6.2% and 7.7% as of December 31, 2017 and 2016, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions (continued)
The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2015:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.375000	March 31, 2015	March 27, 2015	April 10, 2015
$0.375000	June 30, 2015	June 26, 2015	July 10, 2015
$0.375000	September 30, 2015	September 25, 2015	October 9, 2015
$0.375000	December 31, 2015	December 28, 2015	January 8, 2016
$0.425000	March 31, 2016	March 25, 2016	April 8, 2016
$0.425000	June 30, 2016	June 24, 2016	July 8, 2016
$0.425000	September 30, 2016	September 30, 2016	October 14, 2016
$0.425000	December 31, 2016	December 30, 2016	January 13, 2017
$0.487500	March 31, 2017	March 31, 2017	April 14, 2017
$0.487500	June 30, 2017	June 30, 2017	July 14, 2017
$0.487500	September 30, 2017	September 29, 2017	October 13, 2017
$0.487500	December 31, 2017	December 29, 2017	January 12, 2018
Note 5—Investment in Real Estate
Acquisitions at Fair Value
During the years ended December 31, 2017, 2016 and 2015 we acquired all of the following Properties from unaffiliated third parties:
During the year ended December 31, 2017, we acquired Bethpage Camp Resort and Grey's Point Camp, two RV Resorts in Urbanna and Topping,Virginia, respectively and Paradise Park Largo, a manufactured home community in Largo, Florida for a combined purchase price of $142.4 million. These Properties include 1,870 sites. As a result of these acquisitions, we assumed approximately $5.9 million of mortgage debt. The remaining purchase price was funded with available cash, proceeds from our ATM equity offering program and proceeds from the line of credit.
During the year ended December 31, 2016, we acquired four RV Resort Properties, including Riverside RV, located in Arcadia, Florida, Portland Fairview, located in Fairview Oregon, Forest Lakes Estate, located in Zephyryhills, Florida, and Rose Bay, located in Port Orange, Florida for a combined purchase price of $120.5 million. These Properties include 2,377 Sites. As a result of these acquisitions, we assumed approximately $22.6 million of mortgage debt. The remaining purchase price was funded with available cash and proceeds from our ATM equity offering program.
During the year ended December 31, 2015, we acquired Miami Everglades, a RV Resort located in Miami, Florida, and two coastal North Carolina Properties - Bogue Pines, a manufactured home community and Whispering Pines, a RV Resort - for a combined purchase price of $23.9 million. These Properties contain 731 Sites. The purchase price was funded with available cash.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Investment in Real Estate (continued)
We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment within one year of purchase due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the years ended December 31, 2017, 2016, and 2015 which we determined using Level-2 inputs for mortgage notes payable and other liabilities and Level-3 inputs for assets (amounts in thousands):

	December 31,
	2017	2016	2015
Assets acquired
Land	$57,278	$60,489	$8,985
Buildings and other depreciable property	85,096	55,445	13,948
Manufactured homes	—	67	345
In-place leases	—	4,447	622
Net investment in real estate	$142,374	$120,448	$23,900
Other assets	—	20	53
Total assets acquired	$142,374	$120,468	$23,953
Liabilities assumed
Mortgage notes payable	$5,900	$22,010	$—
Other liabilities	32	2,214	266
Total liabilities assumed	$5,932	$24,224	$266
Net assets acquired	$136,442	$96,244	$23,687
In accordance with our policy, the measurement period for the purchase price of the 2017 acquisitions is open as of December 31, 2017; however, we do not anticipate further material purchase price adjustments related to these acquisitions.
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
On June 15, 2017, we entered into a joint venture agreement to purchase Crosswinds Mobile Home Park ("Crosswinds"), a 376-site manufactured home community located in St. Petersburg, Florida. The purchase price of the Property was $18.4 million. We contributed $2.2 million for a 49% equity interest in the joint venture. The joint venture is accounted for under the equity method of accounting. As part of the transaction, we issued a short term loan of $13.8 million to the joint venture. The loan bears interest at 5% per annum, can be repaid with no penalty prior to maturity, and matures on March 12, 2018.
We recorded approximately $3.8 million, $2.6 million, and $4.1 million (each net of approximately $1.5 million, $1.3 million and $1.1 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for each of the years ended December 31, 2017, 2016 and 2015, respectively. We received approximately $3.8 million, $5.9 million and $3.7 million in distributions from joint ventures for the years ended December 31, 2017, 2016 and 2015, respectively. Approximately $0.8 million and $1.4 million of the distributions made to us exceeded our basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the year ended December 31, 2017 and 2015. None of the distributions made to us exceeded our basis in joint ventures for the year ended December 31, 2016.

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
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2017, 2016 and 2015 respectively):

					Investment as of		Income/(Loss) for Years Ended
Investment	Location	Number of Sites(d)	Economic Interest(a)		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2015
Meadows	Various (2,2)	1,077	50%		$307	$510	$2,197	$1,348	$1,401
Lakeshore	Florida (3,2)	720	(b)		2,530	56	115	318	1,777
Voyager	Arizona (1,1)	1,801	50%	(c)	3,205	3,376	891	1,014	846
Loggerhead	Various	2,343	49%		31,414	—	230	—	—
Echo JV	Various	—	50%		15,624	15,427	332	(75)	65
		5,941			$53,080	$19,369	$3,765	$2,605	$4,089
_________________________

(a)	The percentages shown approximate our economic interest as of December 31, 2017. Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.

(c)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

(d)	Loggerhead sites represents marina slip counts.

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
Chattel Loans
From time to time, we purchase Chattel Loans made by an unaffiliated third party lender that are secured by homes at certain Properties. These Chattel Loans require monthly principal and interest payments. As of December 31, 2017 and 2016, we had approximately $15.9 million and $16.5 million, respectively, of these Chattel Loans included in notes receivable. As of December 31, 2017, the Chattel Loans receivable had a stated per annum average rate of approximately 7.7%, with a yield of 22.0%, and had an average term remaining of approximately 10 years. These Chattel Loans are recorded net of allowances of approximately $0.3 million as of December 31, 2017 and 2016.
Contracts Receivable
We also provide financing for nonrefundable upgrades to existing right-to-use contracts ("Contracts Receivable"). These Contracts Receivable represent loans to customers who have entered right-to-use contracts. Contracts Receivable are also generally presented at their outstanding unpaid principal balances net of an allowance reserve.
As of December 31, 2017 and 2016, we had approximately $19.7 million and $18.0 million, respectively, of Contracts Receivable included in notes receivable. The Contracts Receivable have an average stated interest rate of 16.4%, a weighted average term remaining of approximately four years and require monthly payments of principal and interest. The Contracts Receivable recorded as of December 31, 2017 and 2016 were net of an allowance of approximately $0.5 million and $0.7 million, respectively.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for amounts receivable from tenants, Contracts Receivable and Chattel Loans. The allowances reflect our best estimate of collectibility risks on outstanding receivables. Our allowance for uncollectible rents receivable was approximately $4.7 million and $4.4 million as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, our allowance for doubtful accounts was as follows (amounts in thousands):

	2017	2016	2015
Balance, beginning of period	$5,378	$6,470	$7,110
Provision for losses	4,181	3,926	4,055
Write-offs	(4,014)	(5,018)	(4,695)
Balance, end of period	$5,545	$5,378	$6,470

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements
Mortgage Notes Payable
As of December 31, 2017 and 2016, we had outstanding mortgage indebtedness on Properties of approximately $1,971.7 million and $1,891.9 million, respectively, net of deferred financing costs. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the year ended December 31, 2017 was approximately 4.8% per annum. The debt bears interest at stated rates of 3.1% to 8.9% per annum and matures on various dates ranging from 2018 to 2041. The debt encumbered a total of 120 and 126 of our Properties as of December 31, 2017 and December 31, 2016, respectively, and the carrying value of such Properties was approximately $2,323.1 million and $2,296.6 million for December 31, 2017 and December 31, 2016, respectively.
2017 Activity
During the year ended December 31, 2017, we closed on three loans, each secured by a manufactured home community, with total gross proceeds of $146.0 million. They have a stated interest rate of 4.07% per annum and a maturity of 20 years. Additionally, during the year, we entered into a $204.4 million secured credit facility with Fannie Mae, maturing in 20 years and bearing a 3.97% fixed interest rate. The loan is secured by five manufactured home communities. Also, during the year ended December 31, 2017 we paid off 15 mortgage loans (13 maturing in 2018 and two that would have matured in 2017) of approximately $230.2 million including $2.7 million of prepayment penalties, with a weighted average interest rate of 5.93% per annum, secured by 13 manufacturing home properties and two RV resort. Finally, in connection with the Paradise Park Largo acquisition, we assumed approximately $5.9 million of mortgage debt secured by the manufactured home community with an interest rate of 4.60% per annum.
2016 Activity
During the year ended December 31, 2016, we completed refinancing activity and closed on loans with total aggregate gross proceeds of approximately $88.1 million. The loans had a weighted average maturity of 23 years, carried a weighted average interest rate of 4.01% per annum and were secured by four manufactured home properties and two RV resorts. Also, during the year ended December 31, 2016 we paid off five maturing mortgage loans of approximately $41.8 million, with a weighted average interest rate of 5.85% per annum, secured by three manufactured home properties and two RV resorts. Finally, in connection with the Forest Lake Estates acquisition, we assumed approximately $22.6 million of mortgage debt secured by the manufactured home community, with a stated interest rate of 4.51% per annum, which is set to mature in 2038.
2015 Activity
During the year ended December 31, 2015, we closed on four loans with total gross proceeds of $395.3 million. The loans had a weighted average maturity of 21 years, carried a weighted average interest rate of 3.93% per annum and were secured by 26 manufactured home properties and RV resorts. Proceeds from the financings were used to retire by defeasance and prepayment approximately $370.2 million of loans maturing at various times throughout 2015 and 2016, with a weighted average interest rate of 5.58% per annum, which were secured by 32 manufactured home properties and RV resorts. We incurred approximately $17.0 million in early debt retirement expense related to these loans. We also paid off two maturing mortgage loans totaling approximately $48.7 million, with a weighted average interest rate of 5.73% per annum, secured by one manufactured home property and three RV resorts.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8- Borrowing Arrangements (continued)

Second Amended and Restated Unsecured Credit Facility

During the year ended December 31, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) by and among us, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and other lenders named therein, which amends and restates the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014 pursuant to which we have access to a $400.0 million unsecured line of credit (the “LOC”) and a $200.0 million senior unsecured term loan (the “Term Loan”). The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six month increments, subject to certain conditions. In 2017, we incurred commitment and arrangement fees of approximately $3.7 million to enter into the LOC and extend the Term Loan.
Term Loan
As of December 31, 2017, our $200.0 million unsecured Term Loan (the "Term Loan") matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR is variable quarterly based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, as amended under the Second Amended and Restated Credit Agreement, we also entered into a three year LIBOR Swap Agreement (the "2017 Swap") allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan (see Note 9 to the Consolidated Financial Statements for further information on the accounting for the 2017 Swap).
As of December 31, 2016, our previous $200.0 million unsecured term loan under the Amended, Restated and Consolidated Credit Agreement, which had a maturity date of January 10, 2020 and an interest rate of LIBOR plus 1.35% to 1.95% per annum, could have been prepaid at any time without premium or penalty subject to certain conditions.
Unsecured Line of Credit
As of December 31, 2017, our unsecured LOC had a borrowing capacity of $400.0 million. The LOC has $30.0 million outstanding as of December 31, 2017 and no amount outstanding under our previous line of credit as of December 31, 2016. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021, with an option to extend for an additional year in two six month increments, subject to certain conditions. The spread over LIBOR is variable quarterly based on leverage throughout the loan term.
As of December 31, 2017, we were in compliance in all material respects with the covenants in our borrowing arrangements.
Future Maturities of Debt
The table below presents as of December 31, 2017, the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter (amounts in thousands):

Year	Amount
2018	$47,300
2019	241,158
2020	158,547
2021	248,414
2022	168,625
Thereafter	1,356,449
Net unamortized premiums	3,253
Unamortized deferred financing costs	(23,729)
Total	$2,200,017

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
The effective portion of changes in the fair value of the designated derivative that qualifies as a cash flow hedge is recorded on the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative will be recognized directly in earnings.
Our previous Swap, entered into in 2014, matured during 2017. In connection with our Term Loan, we entered into the 2017 Swap (see Note 8 to the Consolidated Financial Statements for information about the Term Loan) allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. The 2017 Swap fixes the underlying LIBOR rate on the Term Loan at 1.85% per annum for the first three years and matures on November 1, 2020. Based on the leverage as of December 31, 2017, our spread over LIBOR is 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
We have designated the 2017 Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the year ended December 31, 2017.
Additionally, no gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the years ended December 31, 2017, 2016 and 2015 on our previous interest rate swap that matured on August 1, 2017.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR rate changes.
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of December 31, 2017 and 2016 (amounts in thousands).

	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest Rate Swap - 2017	Escrow deposits, goodwill and other assets, net	$942	N/A
Interest Rate Swap - 2014	Accrued expenses and accounts payable	N/A	$227
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative (effective portion)			Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2017	December 31, 2016	December 31, 2015		December 31, 2017	December 31, 2016	December 31, 2015
Interest Rate Swap	$(869)	$813	$1,900	Interest Expense	$300	$1,139	$1,728
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2017, we have not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
As of December 31, 2017 and 2016, the components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	December 31,
	2017	2016
Deferred revenue—upfront payments from right-to-use contracts, as of January 1,	$81,484	$78,405
Right-to-use contracts current period, gross	14,132	12,327
Revenue recognized from right-to-use contract upfront payments	(10,020)	(9,248)
Right-to-use contract upfront payments, deferred, net	4,112	3,079
Deferred revenue—upfront payments from right-to-use contracts, as of December 31,	$85,596	$81,484

Deferred commission expense, as of January 1,	$31,375	$30,865
Deferred commission expense	4,577	4,659
Commission expense recognized	(4,509)	(4,149)
Net increase in deferred commission expense	68	510
Deferred commission expense, as of December 31,	$31,443	$31,375
Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 24 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. At December 31, 2017, future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases are as follows (amounts in thousands):

Year	Amount
2018	$106,578
2019	105,698
2020	66,108
2021	12,635
2022	11,920
Thereafter	36,674
Total	$339,613
Note 12—Operating Leases
We have operating leases covering our office space expiring at various dates through 2023. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business. We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2018 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2017, 2016, and 2015 total operating lease payments for office space and rent due under ground leases, aggregated $3.9 million, $3.9 million and $3.8 million, respectively. The following table summarizes our minimum future rental payments under our operating leases as of December 31, 2017 (amounts in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Office Rent Lease	$8,354	$2,221	$2,062	$2,011	$1,711	$200	$149
Ground Lease	15,655	2,022	2,028	2,030	2,033	1,533	6,009
Total Operating Leases	$24,009	$4,243	$4,090	$4,041	$3,744	$1,733	$6,158

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Transactions with Related Parties
Corporate Headquarters
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million for each of the years ended December 31, 2017, 2016 and 2015.
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
Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded (i) shares of common stock ("Restricted Stock Grants"), (ii) options to acquire shares of common stock ("Options"), including non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and (iii) other forms of equity awards subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the "Compensation Committee"). The Compensation Committee will determine the vesting schedule, if any, of each Restricted Stock Grant or Option and the term of each Option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock are available for grant under the 2014 Plan. As of December 31, 2017, 3,126,698 shares remained available for grant.
Grants under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are made by the Board of Directors.

Grants Issued
On October 31, 2017, we awarded a Restricted Stock Grant for 188 shares of common stock at a fair market value of $16,634 to a new member of our Board of Directors for services as Director rendered for the remainder of 2017. One-third of the shares of restricted common stock covered by this award will vest on each of April 30, 2018, October 31, 2018, and October 31, 2019.
On May 2, 2017, we awarded Restricted Stock Grants for 55,238 shares of common stock at a fair market value of approximately $4.5 million and awarded Options to purchase 6,930 shares of common stock with an exercise price of $81.15 per share to certain members of our Board of Directors. The shares of common stock covered by these awards are subject to multiple tranches that vest or have vested between November 2, 2017 and as late as May 2, 2020.
On February 1, 2017, we awarded Restricted Stock Grants for 75,000 shares of common stock at a fair market value of approximately $5.4 million to certain members of our senior management for their service in 2017. These Restricted Stock Grants vested on December, 31 2017.
During the year ended December 31, 2016, we awarded Restricted Stock Grants for 133,717 shares of common stock at a fair market value of approximately $9.1 million to certain members of our senior management and Board of Directors for services rendered during 2016 and awarded Options to purchase 7,550 shares of common stock with an exercise price of $74.53 per share to certain members of our Board of Directors. Senior management Restricted Stock Grants vested on December 31, 2016, while Board of Director Restricted Stock Grants are subject to multiple tranches that vest or have vested between November 10, 2016 and May 10, 2019.
During the year ended December 31, 2015, we awarded Restricted Stock Grants for 158,014 shares of common stock at a fair market value of approximately $8.6 million to certain members of our senior management and Board of Directors for services rendered during 2015. Senior management Restricted Stock Grants vested on December 31, 2015, while Board of Director

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14— Equity Incentive Awards (continued)
Restricted Stock Grants were subject to multiple tranches that vested between November 12, 2015 and December 31, 2017.
The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
Stock-based compensation expense, reported in "General and administrative" on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2017, 2016 and 2015 was approximately $9.4 million, $9.2 million, and $8.6 million, respectively.
A summary of our restricted stock activity, and related information for the years ended December 31, 2017, 2016, and 2015 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	102,225	41.09
Shares granted	158,014	54.68
Shares vested	(174,739)	49.17
Balance at December 31, 2015	85,500	49.72
Shares granted	133,717	68.21
Shares vested	(153,610)	59.85
Balance at December 31, 2016	65,607	63.68
Shares granted	130,426	76.25
Shares forfeited	(990)	80.54
Shares vested	(125,271)	68.79
Balance at December 31, 2017	69,772	77.77
Compensation expense to be recognized subsequent to December 31, 2017 for Restricted Stock Grants issued during or prior to 2017 that have not yet vested was approximately $4.4 million, which is expected to be recognized over a weighted average term of 1.1 years.
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

2017
Dividend Yield	2.4%
Risk-free interest rate	1.9%
Expected Life	5.5 years
Expected Volatility	17.8%
Estimated Grant Date Fair Value of Options	$76,230
For the years ended December 31, 2017 and December 31, 2016, 6,930 and 7,550 options were granted, respectively, to our board members. No options were issued during the year ended December 31, 2015. No options were forfeited or expired during the years ended December 31, 2017, 2016, and 2015.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Equity Incentive Awards (continued)
A summary of our stock option activity, and related information for the years ended December 31, 2017, 2016 and 2015 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2014	1,085,600	$21.95	2.1
Options exercised	(220,000)	17.35
Balance at December 31, 2015	865,600	23.12	1.6
Options issued	7,550	10.70
Options exercised	(440,000)	25.66
Balance at December 31, 2016	433,150	21.44	1.7
Options issued	6,930	11.00
Options exercised	(220,000)	22.05
Balance at December 31, 2017	220,080	18.32	1.5
Exercisable at December 31, 2017	212,966	20.84	1.4
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised options for the year ending December 31, 2017, 2016 and 2015 was $13.9 million, $18.3 million and $8.6 million, respectively. At December 31, 2017, 2016 and 2015, the intrinsic value of outstanding and exercisable options was $14.5 million, $22.0 million and $37.7 million, respectively.
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
During the year ended December 31, 2017, we redeemed our 6.75% Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series. There were no shares of 6.75% Series C Preferred Stock issued or outstanding as of December 31, 2017. In connection with the redemption, we recorded expense of $0.8 million for the original issuance costs associated with the Series C Preferred Stock.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15— Preferred Stock (continued)
The following quarterly distributions have been declared and paid to our preferred stockholders since January 1, 2015 and prior to the stock's redemption, which occurred in September 2017:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.421875	March 31, 2015	March 20, 2015	March 31, 2015
$0.421875	June 30, 2015	June 19, 2015	June 30, 2015
$0.421875	September 30, 2015	September 18, 2015	September 30, 2015
$0.421875	December 31, 2015	December 11, 2015	December 31, 2015
$0.421875	March 31, 2016	March 21, 2016	March 31, 2016
$0.421875	June 30, 2016	June 17, 2016	June 30, 2016
$0.421875	September 30, 2016	September 16, 2016	September 30, 2016
$0.421875	December 31, 2016	December 15, 2016	December 31, 2016
$0.421875	March 31, 2017	March 10, 2017	March 31, 2017
$0.421875	June 30, 2017	June 15, 2017	June 30, 2017
$0.421875	September 30, 2017	September 15, 2017	October 2, 2017
Note 16—Long-Term Cash Incentive Plan
2016 LTIP
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
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of our compensation committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP, including employer costs, is currently estimated to be approximately $4.7 million. For the year ended December 31, 2017 and 2016, we had accrued compensation expense of approximately $1.3 million and $1.9 million, respectively.
2013 LTIP
On January 24, 2013, our Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2013 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. Such Board approval was upon recommendation of the Committee. As of December 31, 2015, we had accrued compensation expense of approximately $4.8 million. On February 12, 2016 the Compensation Committee approved payments under the 2013 LTIP of approximately $4.8 million to the participants, including employer costs.
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
Our contribution to the 401(k) Plan was approximately $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Commitments and Contingencies
Hurricane Irma
In September 2017 Hurricane Irma impacted our Florida properties. We recognized expense of $8.0 million during the year ended December 31, 2017 related to debris removal and cleanup following Hurricane Irma included in Property operating and maintenance expense in the Consolidated Statement of Income. In addition, during the year ended December 31, 2017, we recorded insurance recovery revenue of $7.7 million included in Utility and other income and $1.3 million included in Income from other investments, net in the Consolidated Statement of Income. The insurance recovery revenue includes insurance proceeds received as a result of our first claim submission.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments
Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"). The CODM evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income ("NOI"). NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income, depreciation and amortization of in-place leases.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the three years ended December 31, 2017, 2016 and 2015. The following tables summarize our segment financial information (amounts in thousands):

	Year Ended December 31, 2017
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$859,582	$52,355	$911,937
Operations expenses	(411,465)	(47,309)	(458,774)
Income from segment operations	448,117	5,046	453,163
Interest income	3,048	4,192	7,240
Depreciation on real estate assets and rental homes	(110,841)	(10,614)	(121,455)
Amortization of in-place leases	(2,231)	—	(2,231)
Income (loss) from operations	$338,093	$(1,376)	336,717
Reconciliation to Consolidated net income
Corporate interest income			340
Income from other investments, net			5,795
General and administrative			(31,737)
Early debt retirement			(2,785)
Other expenses, including property rights initiatives			(1,148)
Interest and related amortization			(100,570)
Equity in income of unconsolidated joint ventures			3,765
Consolidated net income			$210,377

Total assets	$3,386,084	$223,948	$3,610,032
Capital improvements	$76,112	$49,938	$126,050

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments (continued)

	Year Ended December 31, 2016
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$803,784	$52,496	$856,280
Operations expenses	(379,201)	(47,914)	(427,115)
Income from segment operations	424,583	4,582	429,165
Interest income	2,894	3,888	6,782
Depreciation on real estate assets and rental homes	(106,560)	(10,840)	(117,400)
Amortization of in-place leases	(3,373)	—	(3,373)
Income (loss) from operations	$317,544	$(2,370)	315,174
Reconciliation to Consolidated net income
Corporate interest income			63
Income from other investments, net			7,310
General and administrative			(31,004)
Other expenses, including property rights initiatives			(4,986)
Interest and related amortization			(102,030)
Equity in income of unconsolidated joint ventures			2,605
Consolidated net income			$187,132

Total assets	$3,250,205	$228,782	$3,478,987
Capital improvements	$57,825	$61,612	$119,437

	Year Ended December 31, 2015
	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$758,834	$48,431	$807,265
Operations expenses	(360,353)	(42,637)	(402,990)
Income from segment operations	398,481	5,794	404,275
Interest income	2,813	4,119	6,932
Depreciation on real estate assets and rental homes	(102,747)	(10,862)	(113,609)
Amortization of in-place leases	(2,358)	—	(2,358)
Income from operations	$296,189	$(949)	295,240
Reconciliation to Consolidated net income
Corporate interest income			98
Income from other investments, net			7,359
General and administrative			(30,644)
Other expenses, including property rights initiatives			(2,986)
Early debt retirement			(16,913)
Interest and related amortization			(105,731)
Equity in income of unconsolidated joint ventures			4,089
Consolidated net income			$150,512

Total assets	$3,158,559	$241,841	$3,400,400
Capital improvements	$51,369	$42,430	$93,799

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Community base rental income	$489,613	$464,745	$442,046
Resort base rental income	218,806	201,533	184,760
Right-to-use annual payments	45,798	45,035	44,443
Right-to-use contracts current period, gross	14,132	12,327	12,783
Right-to-use contract upfront payments, deferred, net	(4,108)	(3,079)	(4,231)
Utility income and other	93,252	81,427	76,153
Ancillary services revenues, net	2,089	1,796	2,880
Total property operations revenues	859,582	803,784	758,834
Expenses:
Property operating and maintenance	294,119	268,249	254,668
Real estate taxes	55,010	53,036	50,962
Sales and marketing, gross	11,438	11,056	11,751
Right-to-use contract commissions, deferred, net	(354)	(223)	(1,556)
Property management	51,252	47,083	44,528
Total property operations expenses	411,465	379,201	360,353
Income from property operations segment	$448,117	$424,583	$398,481
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Gross revenue from home sales	$36,302	$37,191	$33,150
Brokered resale revenues, net	1,235	1,198	1,269
Rental home income (1)	14,344	14,107	14,012
Ancillary services revenues, net	474	—	—
Total revenues	52,355	52,496	48,431
Expenses:
Cost of home sales	36,513	37,456	32,279
Home selling expenses	4,186	3,575	3,191
Rental home operating and maintenance	6,610	6,883	7,167
Total expenses	47,309	47,914	42,637
Income from home sales and rentals operations segment	$5,046	$4,582	$5,794
_________________________

(1)	Segment information does not include Site rental income included in Community base rental income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2017 and 2016 (amounts in thousands, except per share amounts):

2017	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$232,389	$221,312	$241,625	$229,986
Income from operations	$93,636	$75,865	$84,824	$82,392
Consolidated net income	$63,075	$44,463	$54,865	$47,974
Net income available for Common Stockholders	$56,888	$39,498	$48,525	$44,993
Basic weighted average Common Shares	86,048	86,763	87,037	88,115
Diluted weighted average Common Shares	93,011	93,063	93,324	94,295
Earnings income per Common Share outstanding—Basic	$0.66	$0.46	$0.56	$0.51
Earnings per Common Share outstanding—Diluted	$0.65	$0.45	$0.56	$0.51

2016	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$220,147	$210,081	$226,165	$214,042
Income from operations	$88,257	$72,090	$77,628	$77,199
Consolidated net income	$57,190	$40,804	$46,757	$42,381
Net income available for Common Stockholders	$50,583	$35,490	$40,998	$36,966
Basic weighted average Common Shares	84,321	84,516	85,105	85,163
Diluted weighted average Common Shares	92,041	92,264	92,910	92,965
Earnings per Common Share outstanding—Basic	$0.60	$0.42	$0.48	$0.43
Earnings per Common Share outstanding—Diluted	$0.60	$0.42	$0.48	$0.43

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 21—Subsequent Events
Hurricane Irma
In February 2018, the Company received proofs of loss from our insurance carriers on our second submission for advance payment of insurance proceeds related to Hurricane Irma for $7.7 million, including business interruption, of which $3.5 million will be recognized as revenue in the first quarter of 2018.

Borrowing Activity
On February 15, 2018, we closed on one loan with gross proceeds of approximately $64.0 million. The loan has a maturity of 20 years, carries an interest rate of 4.83% per annum, and is secured by two RV resorts.  A portion of the proceeds were used to repay the outstanding balance on the line of credit.

Equity Incentive Awards
On January 29, 2018, the Compensation, Nominating and Corporate Governance Committee (the “Compensation Committee”) of the Board of Directors approved the 2018 Restricted Stock Award Program (the “2018 Restricted Stock Award Program”) for certain members of our senior management pursuant to the authority set forth in the Company’s 2014 Equity Incentive Plan.
The 2018 Restricted Stock Award Program provides for restricted stock awards for certain members of our senior management with a three-year vesting period (the “2018 Awards”), with one-third vesting on December 28, 2018 and the remaining two-thirds vesting on each of December 28, 2019 and December 28, 2020, respectively (the “Extended Vesting Portion”). One-half of the Extended Vesting Portion of the 2018 Awards provide soley for time-based vesting and will vest in equal installments on December 28, 2019 and December 28, 2020. The remaining one-half of the Extended Vesting Portion of the 2018 Awards provide for performance-based vesting and will vest, subject to the satisfaction of the performance conditions to be established by the Compensation Committee, in equal installments on December 28, 2019 and December 28, 2020. On February 1, 2018, we awarded Restricted Stock Grants for 70,250 shares of common stock at a fair market value of approximately $5.9 million to certain members of our senior management.
Certain members of our senior management also received a one-time transition award of time-based restricted stock (the “Transition Awards”) as a transition from our prior practice of granting annual restricted stock awards which vested in full on December 31 of the relevant grant year. These Transition Awards are intended to mitigate the impact of a reduction in the realized pay for certain members of our senior management in 2018 and 2019 resulting from the three-year vesting period for the 2018 Awards. Two-thirds of each Transition Award will vest on December 28, 2018, and the remaining one-third will vest on December 28, 2019. The Transition Awards are not subject to performance goals. The Compensation Committee does not view these awards as a continuing feature of the 2018 Restricted Stock Award Program, and there is no intent to replicate these Transition Awards in future years. On February 1, 2018, we awarded Transition Awards for 70,250 shares of common stock at a fair market value of approximately $5.9 million to certain members of our senior management.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$157	$212	$767	$979	$(286)	2006
Apache East	Apache Junction	AZ	(5,262)	2,236	4,181	—	111	2,236	4,292	6,528	(1,149)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,665	932	4,884	5,816	(3,367)	1994
Araby	Yuma	AZ	(3,019)	1,440	4,345	—	1,008	1,440	5,353	6,793	(2,402)	2003
Cactus Gardens	Yuma	AZ	(6,503)	1,992	5,984	—	479	1,992	6,463	8,455	(2,880)	2004
Capri RV	Yuma	AZ	—	1,595	4,774	—	366	1,595	5,140	6,735	(1,948)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	935	706	3,975	4,681	(2,482)	1998
Casa del Sol East II	Glendale	AZ	(4,074)	2,103	6,283	—	3,164	2,103	9,447	11,550	(4,729)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,004	2,450	8,456	10,906	(5,275)	1998
Casa del Sol West I	Peoria	AZ	—	2,215	6,467	—	2,427	2,215	8,894	11,109	(4,894)	1996
Casita Verde RV	Casa Grande	AZ	—	719	2,179	—	177	719	2,356	3,075	(898)	2006
Central Park	Phoenix	AZ	(12,975)	1,612	3,784	—	1,792	1,612	5,576	7,188	(4,720)	1983
Countryside RV	Apache Junction	AZ	(8,587)	2,056	6,241	—	1,594	2,056	7,835	9,891	(3,858)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	212	2,394	4,228	6,622	(1,111)	2011
Desert Paradise	Yuma	AZ	—	666	2,011	—	317	666	2,328	2,994	(1,076)	2004
Desert Skies	Phoenix	AZ	(4,899)	792	3,126	—	818	792	3,944	4,736	(2,492)	1998
Desert Vista	Salome	AZ	—	66	268	—	221	66	489	555	(137)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,297	1,674	7,005	8,679	(4,360)	1998
Fiesta Grande RV	Casa Grande	AZ	—	2,869	8,653	—	1,076	2,869	9,729	12,598	(3,589)	2006
Foothill	Yuma	AZ	—	459	1,402	—	314	459	1,716	2,175	(777)	2003
Foothills West RV	Casa Grande	AZ	—	747	2,261	—	375	747	2,636	3,383	(1,033)	2006
Golden Sun RV	Apache Junction	AZ	(6,087)	1,678	5,049	—	557	1,678	5,606	7,284	(2,817)	2002
Hacienda De Valencia	Mesa	AZ	(12,743)	833	2,701	—	4,972	833	7,673	8,506	(5,458)	1984
Mesa Spirit	Mesa	AZ	(17,750)	17,382	25,238	191	(207)	17,574	25,031	42,605	(3,189)	2014
Mesa Verde	Cottonwood	AZ	(4,846)	1,387	4,148	—	606	1,387	4,754	6,141	(1,735)	2007
Monte Vista	Mesa	AZ	(22,253)	11,402	34,355	—	12,235	11,402	46,590	57,992	(17,680)	2004
Palm Shadows	Glendale	AZ	(5,607)	1,400	4,218	—	1,410	1,400	5,628	7,028	(4,195)	1993
Paradise	Sun City	AZ	(13,384)	6,414	19,263	11	2,495	6,425	21,758	28,183	(10,476)	2004
Sedona Shadows	Sedona	AZ	(9,782)	1,096	3,431	—	1,877	1,096	5,308	6,404	(3,076)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(86)	2,983	1,273	7,643	8,916	(5,277)	1994
Suni Sands	Yuma	AZ	—	1,249	3,759	—	577	1,249	4,336	5,585	(1,947)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$(6,002)	$1,000	$3,016	$—	$1,727	$1,000	$4,743	$5,743	$(3,172)	1994
Sunshine Valley	Chandler	AZ	—	9,139	12,912	—	384	9,139	13,296	22,435	(3,512)	2011
The Highlands at Brentwood	Mesa	AZ	(13,485)	1,997	6,024	—	2,251	1,997	8,275	10,272	(6,079)	1993
The Meadows	Tempe	AZ	(17,430)	2,613	7,887	—	4,429	2,613	12,316	14,929	(8,388)	1994
Valley Vista	Benson	AZ	—	115	429	—	114	115	543	658	(157)	2010
Venture In	Show Low	AZ	—	2,050	6,188	—	590	2,050	6,778	8,828	(2,653)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	2,285	1,456	5,675	7,131	(2,035)	2004
Viewpoint	Mesa	AZ	(52,353)	24,890	56,340	15	16,599	24,905	72,939	97,844	(29,965)	2004
Westpark	Wickenburg	AZ	(8,941)	4,495	10,517	—	768	4,495	11,285	15,780	(2,841)	2011
Whispering Palms	Phoenix	AZ	—	670	2,141	—	383	670	2,524	3,194	(1,666)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	6	383	416	1,351	1,767	(555)	2004
California Hawaiian	San Jose	CA	(29,019)	5,825	17,755	—	4,411	5,825	22,166	27,991	(14,112)	1997
Colony Park	Ceres	CA	—	890	2,837	—	1,093	890	3,930	4,820	(2,472)	1998
Concord Cascade	Pacheco	CA	(10,762)	985	3,016	—	2,691	985	5,707	6,692	(4,344)	1983
Contempo Marin	San Rafael	CA	(38,994)	4,787	16,379	—	3,784	4,787	20,163	24,950	(15,142)	1994
Coralwood	Modesto	CA	—	—	5,047	—	1,344	—	6,391	6,391	(3,869)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	7,809	—	25,988	25,988	(18,204)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	447	—	663	663	(426)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,107)	2,103	7,201	—	3,382	2,103	10,583	12,686	(7,251)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	1,237	756	3,585	4,341	(1,990)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	1,276	317	2,013	2,330	(763)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	1,126	2,845	7,646	10,491	(4,852)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,215	974	3,482	4,456	(1,415)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,512	1,076	4,016	5,092	(1,522)	2004
Lamplighter	Spring Valley	CA	(20,937)	633	2,201	—	1,840	633	4,041	4,674	(3,140)	1983
Las Palmas	Rialto	CA	—	1,295	3,866	—	821	1,295	4,687	5,982	(2,032)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	636	8,336	16,410	24,746	(4,278)	2011
Meadowbrook	Santee	CA	(24,755)	4,345	12,528	—	2,786	4,345	15,314	19,659	(9,461)	1998
Monte del Lago	Castroville	CA	—	3,150	9,469	—	4,223	3,150	13,692	16,842	(8,089)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	2,334	1,881	6,712	8,593	(2,302)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$372	$—	$4,884	$4,884	$(3,283)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	1,336	401	2,270	2,671	(918)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,257	1,940	6,889	8,829	(2,774)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,805	1,835	6,076	7,911	(2,345)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	803	1,799	6,253	8,052	(2,689)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	3,476	2,661	9,670	12,331	(3,573)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	1,886	900	3,986	4,886	(1,039)	2006
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	729	1,155	4,198	5,353	(2,602)	1998
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	994	2,130	7,383	9,513	(4,654)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	1,387	872	3,416	4,288	(1,289)	2004
Rancho Valley	El Cajon	CA	(6,690)	685	1,902	—	1,604	685	3,506	4,191	(2,756)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,849	778	5,492	6,270	(2,759)	1999
Royal Oaks	Visalia	CA	—	602	1,921	—	1,071	602	2,992	3,594	(1,741)	1997
Russian River	Cloverdale	CA	—	368	868	5	298	373	1,166	1,539	(475)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	2,547	1,430	5,875	7,305	(2,040)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	2,069	1,660	7,042	8,702	(2,484)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	529	1,595	4,466	6,061	(1,491)	2007
Santiago Estates	Sylmar	CA	(24,841)	3,562	10,767	—	2,404	3,562	13,171	16,733	(7,989)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	869	871	3,572	4,443	(2,181)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	1,333	312	2,060	2,372	(594)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	5,023	2,972	11,940	14,912	(4,227)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	707	—	6,414	6,414	(4,118)	1997
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	730	—	6,158	6,158	(2,749)	2004
Turtle Beach	Manteca	CA	—	268	633	4	1,007	272	1,640	1,912	(393)	2004
Village of the Four Seasons	San Jose	CA	(21,516)	5,229	15,714	—	1,324	5,229	17,038	22,267	(7,495)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	10,301	—	27,917	27,917	(16,862)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	2,041	2,186	7,129	9,315	(2,798)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	3,158	2,072	7,981	10,053	(2,870)	2004
Bear Creek	Denver	CO	(6,385)	1,100	3,359	—	651	1,100	4,010	5,110	(2,498)	1998
Cimarron	Broomfield	CO	(20,178)	863	2,790	10,233	21,488	11,097	24,278	35,375	(6,318)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$—	$826	$2,415	$—	$2,725	$826	$5,140	$5,966	$(3,380)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	965	750	3,230	3,980	(1,991)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,300	1,694	12,365	14,059	(6,073)	1986
Hillcrest Village	Aurora	CO	(42,065)	1,912	5,202	289	5,036	2,201	10,238	12,439	(7,569)	1983
Holiday Hills	Denver	CO	—	2,159	7,780	—	7,106	2,159	14,886	17,045	(11,597)	1983
Holiday Village	Co. Springs	CO	—	567	1,759	—	2,012	567	3,771	4,338	(2,728)	1983
Pueblo Grande	Pueblo	CO	—	241	1,069	—	968	241	2,037	2,278	(1,595)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	3,774	1,928	8,182	10,110	(5,605)	1994
Stonegate Manor	North Windham	CT	(6,766)	6,011	12,336	—	385	6,011	12,721	18,732	(3,428)	2011
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	677	1,148	4,137	5,285	(2,651)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,592	1,778	6,650	8,428	(4,147)	1998
Mariners Cove	Millsboro	DE	(20,543)	990	2,971	—	6,443	990	9,414	10,404	(6,604)	1987
McNicol	Rehoboth	DE	—	562	1,710	—	267	562	1,977	2,539	(1,224)	1998
Sweetbriar	Rehoboth	DE	—	498	1,527	—	643	498	2,170	2,668	(1,390)	1998
Waterford	Bear	DE	(41,141)	5,250	16,202	—	2,197	5,250	18,399	23,649	(8,015)	1996
Whispering Pines	Lewes	DE	—	1,536	4,609	—	1,936	1,536	6,545	8,081	(5,449)	1988
Audubon	Orlando	FL	—	4,622	7,200	—	424	4,622	7,624	12,246	(2,036)	2011
Barrington Hills	Hudson	FL	(4,577)	1,145	3,437	—	906	1,145	4,343	5,488	(1,941)	2004
Bay Indies	Venice	FL	(66,003)	10,483	31,559	10	7,314	10,493	38,873	49,366	(28,412)	1994
Bay Lake Estates	Nokomis	FL	(12,062)	990	3,390	—	2,145	990	5,535	6,525	(3,645)	1994
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	273	3,775	6,678	10,453	(1,685)	2011
Beacon Terrace	Lakeland	FL	(6,071)	5,372	9,153	—	468	5,372	9,621	14,993	(2,524)	2011
Breezy Hill RV	Pompano Beach	FL	(18,685)	5,424	16,555	—	2,302	5,424	18,857	24,281	(9,312)	2002
Buccaneer	N. Ft. Myers	FL	(33,040)	4,207	14,410	—	3,954	4,207	18,364	22,571	(12,948)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,926	3,637	7,875	11,512	(4,507)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	1,761	—	1,989	1,989	(768)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	760	1,741	5,930	7,671	(2,616)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	719	6,799	11,140	17,939	(3,034)	2011
Carriage Cove	Daytona Beach	FL	(10,839)	2,914	8,682	—	1,687	2,914	10,369	13,283	(6,625)	1998
Cheron Village	Davie	FL	(5,306)	10,393	6,217	—	189	10,393	6,406	16,799	(2,042)	2011
Clerbrook	Clermont	FL	—	3,883	11,700	—	2,026	3,883	13,726	17,609	(5,219)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$(34,122)	$13,684	$24,106	$—	$1,079	$13,684	$25,185	$38,869	$(6,573)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	293	1,092	2,471	3,563	(497)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	619	1,602	5,441	7,043	(2,449)	2004
Colony Cove	Ellenton	FL	(105,641)	28,660	92,457	35,859	7,132	64,519	99,589	164,108	(25,354)	2011
Coquina Crossing	Elkton	FL	(30,878)	5,274	5,545	—	18,516	5,274	24,061	29,335	(11,346)	1999
Coral Cay	Margate	FL	(21,198)	5,890	20,211	—	8,642	5,890	28,853	34,743	(20,277)	1994
Country Place (2)	New Port Richey	FL	(20,614)	663	—	18	7,914	681	7,914	8,595	(6,020)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	7,535	3,711	18,668	22,379	(11,320)	1998
Covington Estates	Saint Cloud	FL	(9,612)	3,319	7,253	—	180	3,319	7,433	10,752	(1,987)	2011
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,102	936	5,889	6,825	(1,910)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	110	1,248	3,877	8,082	11,959	(1,944)	2011
Down Yonder	Largo	FL	(11,752)	2,652	7,981	—	1,226	2,652	9,207	11,859	(4,455)	1998
East Bay Oaks	Largo	FL	(9,936)	1,240	3,322	—	1,574	1,240	4,896	6,136	(4,055)	1983
Eldorado Village	Largo	FL	(6,637)	778	2,341	—	1,323	778	3,664	4,442	(2,943)	1983
Emerald Lake	Punta Gorda	FL	(4,592)	3,598	5,197	—	439	3,598	5,636	9,234	(1,477)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	726	11,369	23,496	34,865	(5,810)	2011
Fiesta Key	Long Key	FL	—	16,611	7,338	—	5,290	16,611	12,628	29,239	(1,463)	2013
Forest Lake Estates RV	Zephyrhills	FL	—	—	537	—	98	—	636	636	(44)	2016
Forest Lake Estates	Zephyrhills	FL	(21,174)	40,716	33,918	—	425	40,716	34,343	75,059	(5,993)	2016
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	551	1,188	4,099	5,287	(1,942)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	930	3,853	8,897	12,750	(2,386)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	298	619	2,180	2,799	(1,065)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,919	1,848	10,127	11,975	(4,957)	2001
Gulf Air Resort	Fort Myers Beach	FL	(6,396)	1,609	4,746	—	517	1,609	5,263	6,872	(2,415)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,379	717	3,537	4,254	(1,624)	2004
Hacienda Village	New Port Richey	FL	(17,853)	4,297	13,088	—	3,467	4,297	16,555	20,852	(7,607)	2002
Harbor Lakes	Port Charlotte	FL	(18,649)	3,384	10,154	—	1,124	3,384	11,278	14,662	(5,067)	2004
Harbor View	New Port Richey	FL	(19,160)	4,030	12,146	—	699	4,030	12,845	16,875	(6,398)	2002
Haselton Village	Eustis	FL	(6,097)	3,800	8,955	—	521	3,800	9,476	13,276	(2,354)	2011
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,595	2,403	9,854	12,257	(7,120)	1994
Heron Cay	Vero Beach	FL	(29,867)	14,368	23,792	—	925	14,368	24,717	39,085	(6,375)	2011
Hidden Valley	Orlando	FL	(8,690)	11,398	12,861	—	487	11,398	13,348	24,746	(3,591)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Highland Wood RV	Pompano Beach	FL	$—	$1,043	$3,130	$42	$341	$1,085	$3,471	$4,556	$(1,755)	2002
Hillcrest	Clearwater	FL	—	1,278	3,928	—	1,414	1,278	5,342	6,620	(3,416)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	572	925	3,438	4,363	(2,166)	1998
Holiday Village	Ormond Beach	FL	—	2,610	7,837	—	731	2,610	8,568	11,178	(4,224)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	224	350	1,598	1,948	(1,053)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,071	1,089	4,447	5,536	(2,885)	1998
Island Vista	North Ft. Myers	FL	—	5,004	15,066	—	1,765	5,004	16,831	21,835	(5,985)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	176	1,696	3,240	4,936	(872)	2011
Lake Fairways	N. Ft. Myers	FL	(41,330)	6,075	18,134	35	3,520	6,110	21,654	27,764	(15,570)	1994
Lake Haven	Dunedin	FL	(14,920)	1,135	4,047	—	3,803	1,135	7,850	8,985	(5,853)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,175	1,595	5,968	7,563	(2,594)	2004
Lake Village	Nokomis	FL	(16,824)	15,850	18,099	—	441	15,850	18,540	34,390	(4,826)	2011
Lake Worth Village	Lake Worth	FL	(7,216)	14,959	24,501	—	2,528	14,959	27,029	41,988	(7,100)	2011
Lakeland Harbor	Lakeland	FL	(15,424)	10,446	17,376	—	368	10,446	17,744	28,190	(4,631)	2011
Lakeland Junction	Lakeland	FL	(3,784)	3,018	4,752	—	139	3,018	4,891	7,909	(1,324)	2011
Lakes at Countrywood	Plant City	FL	(9,265)	2,377	7,085	—	2,237	2,377	9,322	11,699	(4,890)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	542	3,275	7,707	10,982	(1,949)	2011
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	2,030	1,862	7,657	9,519	(5,511)	1994
Lighthouse Pointe	Port Orange	FL	—	2,446	7,483	23	1,657	2,469	9,140	11,609	(5,886)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	1,064	2,300	7,967	10,267	(3,572)	2004
Maralago Cay	Lantana	FL	(41,275)	5,325	15,420	—	6,009	5,325	21,429	26,754	(13,332)	1997
Meadows at Countrywood	Plant City	FL	(20,380)	4,514	13,175	75	10,158	4,589	23,333	27,922	(13,258)	1998
Miami Everglades	Miami	FL	—	5,362	6,238	—	325	5,362	6,563	11,925	(1,015)	2015
Mid-Florida Lakes	Leesburg	FL	(63,308)	5,997	20,635	—	11,551	5,997	32,186	38,183	(21,523)	1994
Oak Bend	Ocala	FL	—	850	2,572	—	1,539	850	4,111	4,961	(2,935)	1993
Oaks at Countrywood	Plant City	FL	(3,774)	846	2,513	(75)	1,368	771	3,881	4,652	(2,145)	1998
Orange Lake	Clermont	FL	(4,980)	4,303	6,815	—	717	4,303	7,532	11,835	(1,989)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	5,417	3,015	12,434	15,449	(4,172)	2004
Palm Beach Colony	West Palm Beach	FL	(11,669)	5,930	10,113	8	829	5,938	10,942	16,880	(2,841)	2011
Paradise Park- Largo	Largo	FL	(5,726)	3,523	4,026	—	434	3,523	4,459	7,982	(367)	2017
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,006	4,184	13,567	17,751	(6,202)	2004
Parkwood Communities	Wildwood	FL	(9,068)	6,990	15,115	—	544	6,990	15,659	22,649	(4,157)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$(4,013)	$1,494	$4,484	$—	$872	$1,494	$5,356	$6,850	$(2,387)	2004
Peace River	Wauchula	FL	—	900	2,100	—	875	900	2,975	3,875	(1,079)	2006
Pickwick	Port Orange	FL	(18,866)	2,803	8,870	—	1,582	2,803	10,452	13,255	(6,660)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	1,164	1,678	6,208	7,886	(1,984)	2007
Pine Lakes	N. Ft. Myers	FL	—	6,306	14,579	21	8,322	6,327	22,901	29,228	(16,212)	1994
Pioneer Village	N. Ft. Myers	FL	(13,925)	4,116	12,353	—	2,271	4,116	14,624	18,740	(6,662)	2004
Ramblers Rest	Venice	FL	—	4,646	14,201	—	7,519	4,646	21,720	26,366	(7,033)	2006
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	402	8,769	9,193	17,962	(2,499)	2011
Riverside RV	Arcadia	FL	—	8,400	11,905	—	150	8,400	12,054	20,454	(930)	2016
Rose Bay	Port Orange	FL	—	3,866	3,528	—	364	3,866	3,893	7,759	(999)	2016
Royal Coachman	Nokomis	FL	(11,087)	5,321	15,978	—	1,680	5,321	17,658	22,979	(8,111)	2004
Shady Lane Oaks	Clearwater	FL	(5,399)	4,984	8,482	—	309	4,984	8,791	13,775	(2,421)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	139	3,102	5,619	8,721	(1,552)	2011
Shangri La	Largo	FL	—	1,722	5,200	—	340	1,722	5,540	7,262	(2,505)	2004
Sherwood Forest	Kissimmee	FL	—	4,852	14,596	—	6,956	4,852	21,552	26,404	(12,907)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	3,457	3,438	7,078	10,516	(4,109)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	326	1,649	5,354	7,003	(2,649)	2002
Silver Dollar	Odessa	FL	(12,740)	4,107	12,431	240	2,789	4,347	15,220	19,567	(6,833)	2004
Sixth Ave.	Zephryhills	FL	—	837	2,518	—	103	837	2,621	3,458	(1,213)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,694	2,169	9,578	11,747	(5,802)	1998
Southernaire	Mt. Dora	FL	—	796	2,395	—	264	796	2,659	3,455	(1,173)	2004
Space Coast	Rockledge	FL	—	2,413	3,716	—	493	2,413	4,209	6,622	(624)	2014
Starlight Ranch	Orlando	FL	(34,905)	13,543	20,388	—	1,346	13,543	21,734	35,277	(5,998)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	919	2,001	6,923	8,924	(3,202)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	—	3,099	9,286	—	1,386	3,099	10,672	13,771	(4,519)	2004
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	5,240	5,273	21,062	26,335	(8,564)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	852	1,603	5,665	7,268	(2,408)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	314	2,678	4,330	7,008	(1,203)	2011
Terra Ceia	Palmetto	FL	—	965	2,905	—	405	965	3,310	4,275	(1,464)	2004
The Heritage	N. Ft. Myers	FL	(10,894)	1,438	4,371	346	4,455	1,784	8,826	10,610	(6,174)	1993
The Meadows	Palm Beach Gardens	FL	(9,934)	3,229	9,870	—	6,541	3,229	16,411	19,640	(8,167)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	461	228	1,145	1,373	(435)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Toby’s	Arcadia	FL	$(3,589)	$1,093	$3,280	$—	$465	$1,093	$3,745	$4,838	$(1,730)	2003
Topics	Spring Hill	FL	—	844	2,568	—	604	844	3,172	4,016	(1,425)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	9,694	5,677	26,810	32,487	(12,297)	2004
Tropical Palms	Punta Gorda	FL	—	2,365	7,286	—	2,608	2,365	9,894	12,259	(3,197)	2006
Vacation Village	Largo	FL	(4,703)	1,315	3,946	—	690	1,315	4,636	5,951	(2,006)	2004
Vero Palm	Vero Beach	FL	(11,988)	6,697	9,025	—	490	6,697	9,515	16,212	(2,486)	2011
Village Green	Vero Beach	FL	(21,397)	15,901	25,175	—	1,177	15,901	26,352	42,253	(7,202)	2011
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	2,438	2,250	9,360	11,610	(6,591)	1993
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	495	8,218	14,549	22,767	(3,872)	2011
Windmill Manor	Bradenton	FL	(13,709)	2,153	6,125	—	1,998	2,153	8,123	10,276	(4,989)	1998
Windmill Village	N. Ft. Myers	FL	—	1,417	5,440	—	2,493	1,417	7,933	9,350	(6,918)	1983
Winds of St. Armands North	Sarasota	FL	(25,476)	1,523	5,063	—	3,565	1,523	8,628	10,151	(7,043)	1983
Winds of St. Armands South	Sarasota	FL	(16,605)	1,106	3,162	—	1,419	1,106	4,581	5,687	(3,934)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	583	2,321	7,545	9,866	(2,643)	2007
Coach Royale	Boise	ID	—	465	1,685	—	58	465	1,743	2,208	(497)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	161	1,358	5,312	6,670	(1,500)	2011
Shenandoah Estates	Boise	ID	—	1,287	7,603	—	387	1,287	7,990	9,277	(1,916)	2011
West Meadow Estates	Boise	ID	(7,800)	1,371	6,770	—	145	1,371	6,915	8,286	(1,788)	2011
Golf Vistas Estates	Monee	IL	(11,195)	2,842	4,719	1	6,892	2,843	11,611	14,454	(7,059)	1997
O'Connell's	Amboy	IL	(3,923)	1,648	4,974	—	2,405	1,648	7,379	9,027	(2,905)	2004
Pheasant Lake Estates	Beecher	IL	(41,474)	12,764	42,183	—	405	12,764	42,588	55,352	(7,783)	2013
Pine Country	Belvidere	IL	—	53	166	—	1,118	53	1,284	1,337	(203)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	8,291	6,138	29,324	35,462	(19,777)	1994
Hoosier Estates	Lebanon	IN	—	2,293	7,197	—	124	2,293	7,321	9,614	(1,840)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	589	157	954	1,111	(326)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	4,153	456	5,214	5,670	(1,101)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	207	426	1,488	1,914	(658)	2004
North Glen Village	Westfield	IN	—	2,308	6,333	—	341	2,308	6,674	8,982	(1,742)	2011
Oak Tree Village	Portage	IN	—	569	—	—	4,150	569	4,150	4,719	(3,346)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	428	1,399	4,614	6,013	(1,699)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	305	530	1,817	2,347	(717)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Gateway to Cape Cod	Rochester	MA	$—	$91	$288	$—	$370	$91	$658	$749	$(241)	2006
Hillcrest	Rockland	MA	(1,749)	2,034	3,182	—	124	2,034	3,306	5,340	(894)	2011
Old Chatham RV	South Dennis	MA	(7,166)	1,760	5,293	—	349	1,760	5,642	7,402	(2,256)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	696	110	1,043	1,153	(297)	2006
The Glen	Norwell	MA	—	940	1,680	—	6	940	1,686	2,626	(466)	2011
Fernwood	Capitol Heights	MD	(13,948)	6,556	11,674	—	685	6,556	12,359	18,915	(3,199)	2011
Williams Estates and Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,288	22,774	43,863	66,637	(11,294)	2011
Moody Beach	Moody	ME	—	93	292	—	638	93	930	1,023	(238)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(10,767)	1,942	5,827	—	1,758	1,942	7,585	9,527	(2,825)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	327	1,037	3,454	4,491	(1,134)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	203	1,451	4,611	6,062	(1,526)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	166	267	968	1,235	(327)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	237	176	753	929	(289)	2006
Lake in the Hills	Auburn Hills	MI	(3,935)	1,792	5,599	—	210	1,792	5,809	7,601	(1,695)	2011
St Clair	St Clair	MI	—	453	1,068	6	456	459	1,524	1,983	(657)	2004
Swan Creek	Ypsilanti	MI	(5,141)	1,844	7,180	—	246	1,844	7,426	9,270	(2,176)	2011
Cedar Knolls	Apple Valley	MN	(15,117)	10,021	14,357	—	548	10,021	14,905	24,926	(4,215)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	(10,234)	(18,863)	863	4,269	5,132	(3,451)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	336	2,959	9,218	12,177	(2,516)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	331	4,314	9,263	13,577	(2,406)	2011
Bogue Pines	Newport	NC	—	1,476	2,592	—	18	1,476	2,610	4,086	(462)	2015
Forest Lake	Advance	NC	—	986	2,325	13	878	999	3,203	4,202	(1,292)	2004
Goose Creek	Newport	NC	(15,224)	4,612	13,848	750	2,204	5,362	16,052	21,414	(7,161)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	1,243	1,037	4,318	5,355	(1,371)	2006
Lake Gaston	Littleton	NC	—	130	409	—	1,286	130	1,695	1,825	(297)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	516	1,504	5,103	6,607	(1,897)	2006
Scenic	Asheville	NC	—	1,183	3,511	—	573	1,183	4,084	5,267	(1,458)	2006
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	751	1,709	4,112	5,821	(1,794)	2004
Waterway RV	Cedar Point	NC	(5,464)	2,392	7,185	—	836	2,392	8,021	10,413	(3,508)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,082	0.001	78	3,097	5,159	8,256	(843)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Buena Vista	Fargo	ND	$—	$4,563	$14,949	$—	$747	$4,563	$15,696	$20,259	$(3,990)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	249	943	3,156	4,099	(853)	2011
Pine Acres	Raymond	NH	—	3,096	2,102	—	324	3,096	2,426	5,522	(595)	2014
Sandy Beach RV	Contoocook	NH	—	1,755	5,265	—	231	1,755	5,496	7,251	(2,266)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,067	3,557	4,977	8,534	(1,540)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	5	1,198	342	1,994	2,336	(549)	2004
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	1,248	2,840	4,293	7,133	(674)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	2,089	378	3,281	3,659	(1,115)	2006
Mays Landing	Mays Landing	NJ	—	536	289	—	531	536	820	1,356	(79)	2014
Pine Ridge at Crestwood	Whiting	NJ	—	17,367	33,127	—	1,654	17,367	34,781	52,148	(9,035)	2011
Sea Pines	Swainton	NJ	—	198	625	—	1,307	198	1,932	2,130	(576)	2006
Bonanza	Las Vegas	NV	—	908	2,643	—	1,965	908	4,608	5,516	(3,745)	1983
Boulder Cascade	Las Vegas	NV	(7,640)	2,995	9,020	—	2,823	2,995	11,843	14,838	(7,388)	1998
Cabana	Las Vegas	NV	(8,475)	2,648	7,989	—	1,132	2,648	9,121	11,769	(6,778)	1994
Flamingo West	Las Vegas	NV	(12,488)	1,730	5,266	—	1,971	1,730	7,237	8,967	(5,195)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	1,061	1,063	3,534	4,597	(1,306)	2004
Mountain View - NV	Henderson	NV	(18,353)	16,665	25,915	—	548	16,665	26,463	43,128	(6,786)	2011
Villa Borega	Las Vegas	NV	(8,887)	2,896	8,774	—	1,315	2,896	10,089	12,985	(6,649)	1997
Alpine Lake	Corinth	NY	—	4,783	14,125	153	2,588	4,936	16,713	21,649	(6,352)	2005
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	5,611	7,325	26,752	34,077	(10,339)	2005
Greenwood Village	Manorville	NY	—	3,667	9,414	484	6,439	4,151	15,853	20,004	(8,956)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	4,377	3,562	15,085	18,647	(5,282)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	214	540	1,840	2,380	(570)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	739	1,115	3,979	5,094	(1,460)	2006
The Woodlands	Lockport	NY	(45,241)	12,183	39,687	—	1,488	12,183	41,175	53,358	(10,570)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	346	299	1,042	1,341	(381)	2004
Wilmington	Wilmington	OH	—	235	555	3	417	238	972	1,210	(335)	2004
Bend	Bend	OR	—	733	1,729	10	1,077	743	2,806	3,549	(1,064)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	718	1,112	4,144	5,256	(2,657)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Mt. Hood	Welches	OR	$—	$1,817	$5,733	$—	$2,066	$1,817	$7,799	$9,616	$(3,322)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	15	1,501	1,091	4,040	5,131	(1,730)	2004
Portland Fairview	Fairview	OR	—	7,330	10,278	—	147	7,330	10,424	17,754	(1,308)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	721	—	3,970	3,970	(2,515)	1997
Seaside	Seaside	OR	—	891	2,101	12	913	903	3,014	3,917	(1,220)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	669	1,197	4,362	5,559	(2,828)	1997
South Jetty	Florence	OR	—	678	1,598	9	882	687	2,480	3,167	(875)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	772	764	2,549	3,313	(1,041)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	707	1,666	5,751	7,417	(2,067)	2006
Circle M	Lancaster	PA	—	330	1,041	—	1,300	330	2,341	2,671	(695)	2006
Dutch County	Manheim	PA	—	88	278	—	234	88	512	600	(164)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	298	111	648	759	(206)	2006
Green Acres	Breinigsville	PA	(38,114)	2,680	7,479	—	4,917	2,680	12,396	15,076	(10,058)	1988
Greenbriar Village	Bath	PA	—	8,359	16,941	—	363	8,359	17,304	25,663	(4,384)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	1,914	1,301	4,942	6,243	(1,862)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	2,420	5,627	16,013	21,640	(3,647)	2011
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	302	3,207	7,484	10,691	(1,935)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	404	1,263	4,190	5,453	(1,232)	2009
Scotrun	Scotrun	PA	—	153	483	—	242	153	725	878	(255)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	815	1,593	5,610	7,203	(2,482)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	758	866	3,359	4,225	(898)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	748	296	1,681	1,977	(507)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	184	206	833	1,039	(276)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	529	463	1,607	2,070	(610)	2004
Inlet Oaks	Murrells Inlet	SC	—	1,546	4,642	—	252	1,546	4,894	6,440	(1,882)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	141	267	951	1,218	(357)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	143	120	422	542	(169)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	938	540	2,195	2,735	(827)	2004
Alamo Palms Resort	Harlingen	TX	(6,234)	1,562	7,924	—	292	1,562	8,216	9,778	(2,047)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	1,061	444	2,094	2,538	(646)	2004
Colorado River	Columbus	TX	—	466	1,099	6	870	472	1,969	2,441	(603)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,016	627	2,897	3,524	(1,341)	2004
Fun n Sun RV	San Benito	TX	(6,120)	2,533	5,560	408	6,587	2,941	12,147	15,088	(7,478)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	9,357	1,381	12,571	13,952	(2,554)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Tawakoni	Point	TX	$—	$35	$2,320	$—	$529	$35	$2,849	$2,884	$(1,151)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,609	494	2,760	3,254	(911)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	1,226	689	2,828	3,517	(1,011)	2004
Lakewood	Harlingen	TX	—	325	979	—	347	325	1,326	1,651	(611)	2004
Medina Lake	Lakehills	TX	—	936	2,208	13	1,200	949	3,408	4,357	(1,410)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	1,048	1,568	5,753	7,321	(2,580)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	533	448	1,878	2,326	(790)	2004
Southern Comfort	Weslaco	TX	(4,554)	1,108	3,323	—	530	1,108	3,853	4,961	(1,767)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,442	1,494	5,926	7,420	(2,615)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	755	1,221	4,564	5,785	(2,281)	2002
Victoria Palms Resort	Harlingen	TX	(10,546)	2,849	12,305	—	1,700	2,849	14,005	16,854	(3,572)	2012
All Seasons	Salt Lake City	UT	—	510	1,623	—	646	510	2,269	2,779	(1,419)	1997
St. George	Hurricane	UT	—	64	264	2	550	66	814	880	(179)	2010
Westwood Village	Farr West	UT	—	1,346	4,179	—	2,370	1,346	6,549	7,895	(4,030)	1997
Bethpage	Urbana	VA	—	33,486	50,229	868	1,331	34,354	51,560	85,914	—	2017
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	2,412	1,246	5,312	6,558	(1,944)	2004
Grey's Point	Topping	VA	—	19,402	29,103	—	7	19,402	29,110	48,512	—	2017
Harbor View	Colonial Beach	VA	—	64	202	—	626	64	828	892	(239)	2006
Lynchburg	Gladys	VA	—	266	627	3	369	269	996	1,265	(386)	2004
Meadows of Chantilly	Chantilly	VA	(42,210)	5,430	16,440	—	7,941	5,430	24,381	29,811	(16,617)	1994
Regency Lakes	Winchester	VA	(9,216)	9,757	19,055	—	1,912	9,757	20,967	30,724	(5,203)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	388	610	1,807	2,417	(765)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	325	111	675	786	(212)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	195	509	1,380	1,889	(592)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	1,511	598	2,903	3,501	(1,006)	2004
Crescent Bar	Quincy	WA	—	314	741	4	484	318	1,225	1,543	(500)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	391	475	1,816	2,291	(594)	2008
Kloshe Illahee	Federal Way	WA	(15,217)	2,408	7,286	—	866	2,408	8,152	10,560	(5,380)	1997
La Conner	La Conner	WA	—	—	2,016	—	1,122	—	3,138	3,138	(1,387)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	873	796	2,726	3,522	(1,089)	2004
Little Diamond	Newport	WA	—	353	834	5	926	358	1,760	2,118	(582)	2004
Long Beach	Seaview	WA	—	321	758	5	441	326	1,199	1,525	(444)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	1,342	629	2,806	3,435	(969)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/17
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Oceana	Oceana City	WA	$—	$283	$668	$4	$447	$287	$1,115	$1,402	$(343)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	583	472	1,682	2,154	(641)	2004
Tall Chief	Fall City	WA	—	314	946	—	489	314	1,435	1,749	(421)	2010
Thunderbird	Monroe	WA	—	500	1,178	6	374	506	1,552	2,058	(646)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	537	522	2,153	2,675	(794)	2006
Blackhawk	Milton	WI	—	1,789	7,613	—	328	1,789	7,941	9,730	(1,283)	2014
Fremont	Fremont	WI	—	1,437	4,296	—	886	1,437	5,182	6,619	(2,270)	2004
Lakeland	Milton	WI	—	3,159	13,830	—	402	3,159	14,232	17,391	(2,238)	2014
Neshonoc Lakeside	LaCrosse County	WI	(5,212)	1,106	4,862	(1)	103	1,105	4,964	6,069	(783)	2013
Plymouth Rock	Elkhart Lake	WI	—	2,293	6,879	—	1,155	2,293	8,034	10,327	(2,228)	2009
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	558	4,474	17,152	21,626	(3,177)	2013
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	481	714	2,633	3,347	(1,008)	2006
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	1,214	5,382	20,946	26,328	(3,852)	2013
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	243	556	1,872	2,428	(818)	2004
Subtotal of Properties Held for Long Term			(1,971,715)	1,179,009	2,753,350	42,363	687,336	1,221,375	3,440,683	4,662,058	(1,441,277)
Realty Systems, Inc.			—	—	—	—	229,159	—	229,159	229,159	(55,535)
Management Business and other			—	—	436	—	24,160	—	24,596	24,596	(19,882)
			$(1,971,715)	$1,179,009	$2,753,786	$42,363	$940,655	$1,221,375	$3,694,438	$4,915,813	$(1,516,694)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$4,685,336	$4,477,599	$4,387,913
Acquisitions	142,484	120,448	23,900
Improvements	126,050	119,437	93,799
Dispositions and other	(38,057)	(32,148)	(28,013)
Balance, end of year	$4,915,813	$4,685,336	$4,477,599

The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$1,399,531	$1,282,423	$1,169,492
Depreciation expense (a)	121,455	117,400	113,609
Amortization of in-place leases	2,231	3,373	2,358
Dispositions and other	(6,523)	(3,665)	(3,036)
Balance, end of year	$1,516,694	$1,399,531	$1,282,423
________________________

(a)	Includes depreciation from rental operations of approximately $10.4 million, for the years ended December 31, 2017 and approximately $10.7 million for the year ended December 31, 2016 and 2015.