Form 10-Q
period 2018-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2018-05-02
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
88,739,990 shares of Common Stock as of April 27, 2018.

Equity LifeStyle Properties, Inc.

Part I – Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2018 and December 31, 2017
(amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$1,249,414	$1,221,375
Land improvements	3,077,835	3,045,221
Buildings and other depreciable property	658,735	649,217
	4,985,984	4,915,813
Accumulated depreciation	(1,547,574)	(1,516,694)
Net investment in real estate	3,438,410	3,399,119
Cash and restricted cash	73,891	31,085
Notes receivable, net	34,913	49,477
Investment in unconsolidated joint ventures	57,491	53,080
Deferred commission expense	39,550	31,443
Escrow deposits, goodwill, and other assets, net	45,828	45,828
Total Assets	$3,690,083	$3,610,032
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,040,506	$1,971,715
Term loan	198,383	198,302
Unsecured line of credit	—	30,000
Accrued expenses and accounts payable	85,666	80,744
Deferred revenue – upfront payments from right-to-use contracts	110,267	85,596
Deferred revenue – right-to-use annual payments	13,111	9,932
Accrued interest payable	8,501	8,387
Rents and other customer payments received in advance and security deposits	80,500	79,267
Distributions payable	52,010	46,047
Total Liabilities	2,588,944	2,509,990
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2017 and March 31, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 88,738,205 and 88,585,160 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	883	883
Paid-in capital	1,245,214	1,242,109
Distributions in excess of accumulated earnings	(215,749)	(211,980)
Accumulated other comprehensive income	2,815	942
Total Stockholders’ Equity	1,033,163	1,031,954
Non-controlling interests – Common OP Units	67,976	68,088
Total Equity	1,101,139	1,100,042
Total Liabilities and Equity	$3,690,083	$3,610,032

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2018 and 2017
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2018	March 31, 2017
Revenues:
Community base rental income	$126,739	$120,692
Rental home income	3,515	3,605
Resort base rental income	64,254	61,068
Right-to-use annual payments	11,519	11,252
Right-to-use contracts current period, gross	3,162	3,206
Right-to-use contract upfront payments, deferred, net	(1,285)	(775)
Utility and other income	25,521	22,126
Gross revenues from home sales	8,309	7,027
Brokered resale revenues and ancillary services revenues, net	1,401	1,661
Interest income	1,950	1,770
Income from other investments, net	940	757
Total revenues	246,025	232,389
Expenses:
Property operating and maintenance	74,908	68,054
Rental home operating and maintenance	1,424	1,551
Real estate taxes	14,135	14,037
Sales and marketing, gross	2,812	2,690
Right-to-use contract commissions, deferred, net	(24)	(84)
Property management	13,681	12,560
Depreciation on real estate assets and rental homes	31,322	30,109
Amortization of in-place leases	1,052	1,032
Cost of home sales	8,574	7,119
Home selling expenses	1,075	925
General and administrative	8,038	7,373
Other expenses	343	219
Interest and related amortization	25,703	24,879
Total expenses	183,043	170,464
Income before equity in income of unconsolidated joint ventures	62,982	61,925
Equity in income of unconsolidated joint ventures	1,195	1,150
Consolidated net income	64,177	63,075

Income allocated to non-controlling interests – Common OP Units	(3,955)	(3,890)
Series C Redeemable Perpetual preferred stock dividends	—	(2,297)
Net income available for Common Stockholders	$60,222	$56,888

Consolidated net income	$64,177	$63,075
Other comprehensive income:
Adjustment for fair market value of swap	1,873	226
Consolidated comprehensive income	66,050	63,301
Comprehensive income allocated to non-controlling interests – Common OP Units	(4,070)	(3,904)
Series C Redeemable Perpetual preferred stock dividends	—	(2,297)
Comprehensive income attributable to Common Stockholders	$61,980	$57,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2018 and 2017
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2018	March 31, 2017
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.68	$0.66
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.68	$0.65

Distributions declared per Common Share outstanding	$0.550	$0.488
Weighted average Common Shares outstanding – basic	88,524	86,048
Weighted average Common Shares outstanding – fully diluted	94,577	93,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statement of Changes in Equity
For the Quarter Ended March 31, 2018
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss/(Income)	Non- controlling interests – Common OP Units	Total Equity
Balance, December 31, 2017	$883	$1,242,109	$(211,980)	$942	68,088	$1,100,042
Cumulative effect of change in accounting principle (as described in Note 2)	—	—	(15,186)	—	—	(15,186)
Balance, January 1, 2018	$883	$1,242,109	$(227,166)	$942	$68,088	$1,084,856
Conversion of Common OP Units to Common Stock	—	80	—	—	(80)	—
Issuance of Common Stock through employee stock purchase plan	—	503	—	—	—	503
Compensation expenses related to restricted stock and stock options	—	1,800	—	—	—	1,800
Adjustment for Common OP Unitholders in the Operating Partnership	—	782	—	—	(782)	—
Adjustment for fair market value of swap	—	—	—	1,873	—	1,873
Net income	—	—	60,222	—	3,955	64,177
Distributions	—	—	(48,805)	—	(3,205)	(52,010)
Other	—	(60)	—	—	—	(60)
Balance, March 31, 2018	$883	$1,245,214	$(215,749)	$2,815	$67,976	$1,101,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2018 and 2017
(amounts in thousands)
(unaudited)

	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Consolidated net income	$64,177	$63,075
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	31,666	30,398
Amortization of in-place leases	1,052	1,032
Amortization of loan costs	871	898
Debt premium amortization	(357)	(655)
Equity in income of unconsolidated joint ventures	(1,195)	(1,150)
Distributions of income from unconsolidated joint ventures	490	1,115
Proceeds from insurance claims, net	3,031	4,625
Stock-based compensation	1,800	1,755
Revenue recognized from right-to-use contract upfront payments	(1,877)	(2,426)
Commission expense recognized related to right-to-use contracts	901	1,090
Long-term incentive plan compensation	238	337
Recovery for uncollectible rents receivable	(337)	(53)
Changes in assets and liabilities:
Notes receivable activity, net	320	(45)
Deferred commission expense	(812)	(1,072)
Escrow deposits, goodwill and other assets	8,151	7,483
Accrued expenses and accounts payable	2,761	224
Deferred revenue – upfront payments from right-to-use contracts	3,162	3,206
Deferred revenue – right-to-use annual payments	3,179	3,499
Rents received in advance and security deposits	1,233	492
Net cash provided by operating activities	118,454	113,828
Cash Flows From Investing Activities:
Real estate acquisition	(29,929)	—
Investment in unconsolidated joint ventures	(3,791)	—
Proceeds from insurance claims	265	458
Repayments of notes receivable	16,115	2,461
Issuance of notes receivable	(1,974)	(2,212)
Capital improvements	(31,316)	(24,354)
Net cash used in investing activities	(50,630)	(23,647)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	503	403
Distributions:
Common Stockholders	(43,202)	(36,364)
Common OP Unitholders	(2,844)	(3,047)
Preferred Stockholders	—	(2,297)
Principal payments and mortgage debt payoff	(11,787)	(31,887)
New mortgage notes payable financing proceeds	64,014	—
Line of Credit payoff	(77,000)	—
Line of Credit proceeds	47,000	—
Debt issuance and defeasance costs	(1,645)	(49)
Other	(57)	(32)
Net cash used in financing activities	(25,018)	(73,273)
Net increase in Cash and restricted cash	42,806	16,908
Cash and restricted cash, beginning of period	31,085	56,340
Cash and restricted cash, end of period	$73,891	$73,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2018 and 2017
(amounts in thousands)
(unaudited)

	March 31, 2018	March 31, 2017
Supplemental Information:
Cash paid during the period for interest	$25,943	$25,618
Building and other depreciable property – reclassification of rental homes	9,385	6,967
Escrow deposits and other assets – reclassification of rental homes	(9,385)	(6,967)

Real estate acquisitions:
Investment in real estate, fair value	$(48,186)	$—
Debt assumed	9,200	—
Debt financed	8,786	—
Accrued expenses and accounts payable	271	—
Real estate acquisitions, net	$(29,929)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as “we,” “us,” and “our.” We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We provide our customers the opportunity to place factory built homes, cottages, cabins or RVs either permanently or on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays.
Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2017 Form 10-K.
The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2017 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
Note 2 – Summary of Significant Accounting Policies

(a)	Consolidation
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations and all variable interest entities ("VIE") with respect to which we are the primary beneficiary. We have determined the Operating Partnership, which is our sole significant asset, meets the definition of a VIE. Therefore, we consolidate the Operating Partnership. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany balances and transactions have been eliminated in consolidation.
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions.

(b)	Identified Intangibles and Goodwill
As of both March 31, 2018 and December 31, 2017, the gross carrying amount of identified intangible assets and goodwill, a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of both March 31, 2018 and December 31, 2017, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.9 million as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, the gross carrying amount of in-place lease intangible assets, a component of buildings and other depreciable property on our consolidated balance sheets, was approximately $79.7 million and $76.7 million, respectively. Accumulated amortization of in-place lease intangible assets was approximately $76.6 million and $76.5 million as of March 31, 2018 and December 31, 2017, respectively.

(c)	Restricted Cash
Cash as of both March 31, 2018 and December 31, 2017 included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

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
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $24.7 million and $23.7 million as of March 31, 2018 and December 31, 2017, respectively, had an aggregate carrying value of approximately $2,263.6 million and $2,193.7 million as of March 31, 2018 and December 31, 2017, respectively, and a fair value of approximately $2,239.2 million and $2,184.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2018 and December 31, 2017, our cash flow hedge of interest rate risk included in Escrow deposits, goodwill and other assets, net was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

(e)	Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites and are accounted for in accordance with ("ASC 840"), Leases, which include the following classifications on our Consolidated Statements of Income and Comprehensive Income: Community base rental income; Rental home income; Resort base rental income; and Utility and other income. Customers lease the Site in which their home is located, and either own or lease their home. Lease revenues for Sites and homes are accounted for as operating leases and recognized over the term of the respective lease or the length of a customer’s stay. A typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties, or in some instances, as provided by statute.
All other classifications on our Consolidated Statements of Income and Comprehensive Income are accounted for under other applicable accounting standards.

We enter into right-to-use contracts that give the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized ratably over the one year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts grant certain additional access rights to the customer and require upfront non-refundable payments. The right-to-use upfront non-refundable payments are recognized on a straight-line basis over 20 years. On January 1, 2018, we adopted (“ASU 2014-09”), Revenue from Contracts with Customers. See Recently Adopted Accounting Pronouncements within Note 2 for further discussion.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(f)	Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted on a prospective basis ("ASU 2017-01") Business Combinations: Clarifying the Definition of a Business (Topic 805). This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations are expensed as incurred. All of the acquisitions completed subsequent to January 1, 2018 met the screen and, thus, were accounted for as asset acquisitions and, as such, the related transaction costs of $1.0 million were capitalized.
On January 1, 2018, the Company adopted (“ASU 2016-18”) Statement of Cash Flows: Restricted Cash (Topic 230). ASU 2016-18 requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have any effect on the Company's Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

On January 1, 2018, the Company adopted (“ASU 2016-15”) Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) on a retrospective basis. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 impacted our classification of proceeds from the settlement of insurance claims. The retrospective adoption of this guidance resulted in the reclassification of $0.5 million of insurance proceeds from Operating Activities to Investing Activities in our Statement of Cash Flows for the quarter ended March 31, 2017.
On January 1, 2018, we adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to our right-to-use upgrade contracts and related commissions that were not fully amortized as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. As a result of the cumulative impact of adopting this guidance, we recorded a net reduction to retained earnings of approximately $15.2 million as of January 1, 2018 in Distributions in excess of accumulated earnings in the Consolidated Statement of Changes in Equity. There was not a material impact to revenues as a result of applying ASU 2014-09 for the three months ended March 31, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard. In addition to the information included within Note 2 regarding the impact of ASU 2014-09, also see Note 10, Reportable Segments, for further disaggregation of our various revenue streams by major source.
The cumulative effect adjustments resulting from the adoption of ASU 2014-09 as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustment due to ASU 2014-09 Adoption	Balance at January 1, 2018
Assets
Deferred commission expense	$31,443	$8,200	$39,643
Liabilities
Deferred revenue-upfront payment from right-to-use contracts	$85,596	$23,386	$108,982
Equity
Distribution in excess of accumulated earnings	$(211,980)	$(15,186)	$(227,166)
The impact of ASU 2014-09 on the Company’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 was as follows:

	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(1,285)	$(551)	$734
Total revenues	$246,025	$246,759	$734

Expenses
Right-to-use contract commissions, deferred, net	$(24)	$207	$231
Total expenses	$183,043	$183,274	$231
	62,982	63,485	503
Consolidated net income	$64,177	$64,680	$503
Net income available for Common Stockholders	$60,222	$60,694	$472
Earnings per Common Share - Basic	$0.68	$0.69	$0.01
Earnings per Common Share - Fully Diluted	$0.68	$0.68	$—
_____________________
(a) Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

(g)	New Accounting Pronouncements
In August 2017, the FASB issued ("ASU 2017-12") Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). ASU 2017-12 provides guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments including ineffectiveness will be recorded in other comprehensive income ("OCI") and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The new guidance also amends the presentation and disclosure requirements. The intention is to align hedge accounting with companies' risk management strategies more closely, thereby simplifying the application of hedge accounting and increasing transparency as to the scope and results of hedging programs. ASU 2017-12 is effective in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that the adoption of this standard may have on our Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that adoption of this standard may have on our Consolidated Financial Statements and related disclosures.
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
Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per Common Share for the quarters ended March 31, 2018 and 2017 (amounts in thousands, except per share data):

	Quarters Ended
	March 31,
	2018	2017
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$60,222	$56,888
Amounts allocated to dilutive securities	3,955	3,890
Net income available for Common Stockholders – fully diluted	$64,177	$60,778
Denominator:
Weighted average Common Shares outstanding – basic	88,524	86,048
Effect of dilutive securities:
Exchange of Common OP Units to Common Shares	5,828	6,588
Stock options and restricted shares	225	375
Weighted average Common Shares outstanding – fully diluted	94,577	93,011

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.68	$0.66

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.68	$0.65

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distribution has been declared and paid to common stockholders and common operating partnership unit ("OP Unit") non-controlling holders for the three months ended March 31, 2018.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
No shares were issued under the at-the-market (“ATM”) equity offering program during the quarter ended March 31, 2018 or the quarter ended March 31, 2017. As of March 31, 2018, approximately $150.0 million of Common Stock remained available for issuance under the ATM equity offering program.
Conversions
Subject to certain limitations, holders of OP Units can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarter ended March 31, 2018,6,838 OP units were exchanged for an equal number of shares of Common Stock.
Note 5 – Real Estate Acquisitions
On March 8, 2018, we completed the acquisition of Kingswood, a 229-site manufactured home community located in Riverview, Florida. The purchase price was $17.5 million, including $0.4 million of transaction costs, and was funded with available cash.
On March 15, 2018, we completed the acquisition of Serendipity, a 425-site manufactured home community located in Clearwater, Florida. The purchase price was $30.7 million, including $0.6 million of transaction costs, and was funded with available cash, a loan assumption of $9.2 million and new loan proceeds of $8.8 million.
Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2018 and December 31, 2017):

					Investment as of		Joint Venture Income/(Loss) for the Three Months Ended
Investment	Location	Number of Sites (a)	Economic Interest (b)		March 31, 2018	December 31, 2017	March 31, 2018	March 31, 2017
Meadows	Various (2,2)	1,077	50%		$425	$307	$418	$548
Lakeshore	Florida (3,2)	720	(c)		2,484	2,530	45	77
Voyager	Arizona (1,1)	1,801	50%	(d)	3,591	3,205	571	500
Loggerhead	Florida	2,343	49%		35,205	31,414	—	—
ECHO JV	Various	—	50%		15,786	15,624	161	25
		5,941			$57,491	$53,080	$1,195	$1,150
_____________________

(a)	Loggerhead sites represent marina slip count.

(b)	The percentages shown approximate our economic interest as of March 31, 2018. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
On March 29, 2018, the Crosswinds joint venture repaid a a short-term loan to us in the amount of $13.8 million. We provided the loan to Crosswinds in conjunction with the formation of the joint venture in June 2017.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Unconsolidated Joint Ventures (continued)

We received approximately $0.5 million and $1.1 million in distributions from these joint ventures for the three months ended March 31, 2018 and 2017, respectively. None of the distributions made to us exceeded our basis in joint ventures for the three months ended March 31, 2018. Approximately $0.2 million of the distributions made to us exceeded our basis in joint ventures for the three months ended March 31, 2017, and as such were recorded as income from unconsolidated joint ventures.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
During the quarter ended March 31, 2018, we closed on one loan, secured by two RV resorts for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038.
In connection with the Serendipity acquisition during the quarter, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for a total mortgage debt, secured by the manufactured home community, of $18.0 million with an interest rate of 4.75% that matures in 2039.
As of March 31, 2018 and December 31, 2017, we had outstanding mortgage indebtedness of approximately $2,040.5 million and $1,971.7 million, respectively, net of deferred financing costs.
The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the three months ended March 31, 2018 was approximately 4.7% per annum. The debt bears interest at stated rates ranging from 3.1% to 8.9% per annum and matures on various dates ranging from 2018 to 2041. The debt encumbered a total of 124 and 120 of our Properties as of March 31, 2018 and December 31, 2017, respectively, and the carrying value of such Properties was approximately $2,491.4 million and $2,323.1 million, as of March 31, 2018 and December 31, 2017, respectively.
Unsecured Line of Credit
During the quarter ended March 31, 2018, we paid off our unsecured line of credit balance of approximately $30.0 million.
As of March 31, 2018, we are in compliance in all material respects with the covenants in our borrowing arrangements.
Note 8 – Equity Incentive Awards
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive Income, for both the quarters ended March 31, 2018 and 2017 was approximately $1.8 million.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. The Compensation Committee will determine the vesting schedule, if any, of each restricted stock grant or stock option grant and the term of each stock option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of common stock were originally available for grant under the 2014 Plan. As of March 31, 2018, 2,986,198 shares remained available for grant.
Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors.
On February 1, 2018, we awarded 70,250 shares of restricted stock (the “2018 Awards”) at a fair market value of approximately $5.9 million to certain members of our senior management for their service in 2017. These restricted stock grants will vest over a three-year vesting period, with one-third vesting on December 28, 2018 and the remaining two-thirds vesting on each of December 28, 2019 and December 28, 2020, respectively (the “Extended Vesting Portion”). One-half of the Extended Vesting Portion of the 2018 Awards provide solely for time-based vesting and will vest in equal installments on December 28, 2019 and December 28, 2020. The remaining one-half of the Extended Vesting Portion of the 2018 Awards provide for performance-based vesting and will vest, subject to the satisfaction of the performance conditions to be established by the Compensation Committee in the year of the vesting period, in equal installments on December 28, 2019 and December 28, 2020.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Equity Incentive Awards (continued)

Additionally, on February 1, 2018, we awarded a one-time transition award of time-based restricted stock (the "Transition Awards") as a transition from our prior practice of granting annual restricted stock awards which vest in full on December 31 of the relevant grant year. On February 1, 2018, we awarded Transition Awards for 70,250 shares of common stock at a fair market value of approximately $5.9 million to certain members of our senior management. These Transition Awards are intended to mitigate the impact of a reduction in the realized pay for certain members of our senior management in 2018 and 2019 resulting from the three-year vesting period for the 2018 Awards. Two-thirds of each Transition Award will vest on December 28, 2018, and the remaining one-third will vest on December 28, 2019. The Transition Awards are not subject to performance goals. The Compensation Committee does not view these awards as a continuing feature of the 2018 Restricted Stock Award Program, and there is no intent to replicate these Transition Awards in future years.
The fair market value of our restricted stock grants was determined by using the closing share price of our common stock on the date the shares were issued. Time-based restricted stock awards are recorded as stock-based compensation expense and paid in capital over the vesting period. Stock-based compensation for restricted stock awards with performance conditions will be recognized using the closing price of our common stock at the grant date when the key terms and conditions are known to all parties.
Note 9 – Commitments and Contingencies

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2018 or 2017.
The following tables summarize our segment financial information for the quarters ended March 31, 2018 and 2017 (amounts in thousands):
Quarter Ended March 31, 2018

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$231,016	$12,119	$243,135
Operations expenses	(105,512)	(11,073)	(116,585)
Income from segment operations	125,504	1,046	126,550
Interest income	808	907	1,715
Depreciation on real estate assets and rental homes	(28,822)	(2,500)	(31,322)
Amortization of in-place leases	(1,052)	—	(1,052)
Income (loss) from operations	$96,438	$(547)	$95,891
Reconciliation to consolidated net income:
Corporate interest income			235
Income from other investments, net			940
General and administrative			(8,038)
Other expenses			(343)
Interest and related amortization			(25,703)
Equity in income of unconsolidated joint ventures			1,195
Consolidated net income			$64,177

Total assets	$3,547,466	$142,617	$3,690,083
Capital improvements	$21,267	$10,049	$31,316

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Quarter Ended March 31, 2017

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$218,988	$10,874	$229,862
Operations expenses	(97,257)	(9,595)	(106,852)
Income from segment operations	121,731	1,279	123,010
Interest income	729	1,038	1,767
Depreciation on real estate assets and rental homes	(27,410)	(2,699)	(30,109)
Amortization of in-place leases	(1,032)	—	(1,032)
Income (loss) from operations	$94,018	$(382)	$93,636
Reconciliation to Consolidated net income:
Corporate interest income			3
Income from other investments, net			757
General and administrative			(7,373)
Other expenses			(219)
Interest and related amortization			(24,879)
Equity in income of unconsolidated joint ventures			1,150
Consolidated net income			$63,075

Total assets	$3,247,523	$223,518	$3,471,041
Capital improvements	$13,198	$11,156	$24,354

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2018 and 2017 (amounts in thousands):

	Quarters Ended
	March 31, 2018	March 31, 2017
Revenues:
Community base rental income	$126,739	$120,692
Resort base rental income	64,254	61,068
Right-to-use annual payments	11,519	11,252
Right-to-use contracts current period, gross	3,162	3,206
Right-to-use contract upfront payments, deferred, net	(1,285)	(775)
Utility and other income	25,521	22,126
Ancillary services revenues, net	1,106	1,419
Total property operations revenues	231,016	218,988
Expenses:
Property operating and maintenance	74,908	68,054
Real estate taxes	14,135	14,037
Sales and marketing, gross	2,812	2,690
Right-to-use contract commissions, deferred, net	(24)	(84)
Property management	13,681	12,560
Total property operations expenses	105,512	97,257
Income from property operations segment	$125,504	$121,731

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2018 and 2017 (amounts in thousands):

	Quarters Ended
	March 31, 2018	March 31, 2017
Revenues:
Gross revenue from home sales	$8,309	$7,027
Brokered resale revenues, net	282	242
Rental home income (a)	3,515	3,605
Ancillary services revenues, net	13	—
Total revenues	12,119	10,874
Expenses:
Cost of home sales	8,574	7,119
Home selling expenses	1,075	925
Rental home operating and maintenance	1,424	1,551
Total expenses	11,073	9,595
Income from home sales and rentals operations segment	$1,046	$1,279
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Note 11 - Subsequent Events
On April 20, 2018, we completed the acquisition of Holiday Travel Park, a 613-site RV Resort in Holiday, Florida. The purchase price was $22.3 million and was funded with available cash and proceeds from our line of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of March 31, 2018, we owned or had an ownership interest in a portfolio of 408 Properties located throughout the United States and Canada containing 152,045 Sites. These properties are located in 32 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on increasing operating cash flows. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We seek to accomplish this by attracting high- quality customers to our Properties and retaining these customers who take pride in the Property and in their homes and efficiently managing our Properties to increase operating margins by increasing occupancy, maintaining competitive market rents and controlling expenses.
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

The breakdown of our Sites by type are as follows (amounts are approximate):

Total Sites as of March 31, 2018
Community Sites	71,800
Resort Sites:
Annual	27,800
Seasonal	11,200
Transient	11,200
Right-to-use (1)	24,100
Joint Ventures (2)	5,900
152,000
_________________________

(1)	Primarily utilized to service the approximately 106,900 membership customers who have entered into a Thousand Trails Camping Pass ("TTC"). Includes approximately 5,800 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and includes approximately 2,300 marina slips.

Management's Discussion (continued)

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
In the manufactured housing industry chattel financing options are limited. Financing options available today include community owner-funded programs or third-party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third-party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
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
Results Overview
Net income available for Common Stockholders increased $3.3 million, to $60.2 million for the quarter ended March 31, 2018, compared to $56.9 million for the quarter ended March 31, 2017.
For the quarter ended March 31, 2018, FFO available for Common Stock and OP Unit holders increased $5.1 million, or $0.04 per Common Share, to $98.2 million or $1.04 per Common Share, compared to $93.1 million, or $1.00 per Common Share, for the same period in 2017.
For the quarter ended March 31, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $4.7 million, or $0.04 per Common Share, to $97.9 million, or $1.04 per Common Share, compared to $93.2 million, or $1.00 per Common Share, for the same period in 2017.
For the quarter ended March 31, 2018 property operating revenues in our Core Portfolio, excluding deferrals, were up $12.3 million, or 5.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up $6.5 million, or 7.6% from the quarter ended March 31, 2017, resulting in an increase in our income from property operations excluding deferrals and property management of $5.8 million, or 4.4%, from the quarter ended March 31, 2017.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home sites in our MH communities (both homeowners and renters) and was 94.6% for the quarter ended March 31, 2018, compared to 94.5% for the quarter ended December 31, 2017 and 94.0% for the quarter ended March 31, 2017. During the quarter ended March 31, 2018, we increased occupancy of manufactured homes within our Core Portfolio by 65 sites with an increase in homeowner occupancy of 113 sites compared to occupancy as of December 31, 2017. By comparison, as of March 31, 2017, our Core Portfolio occupancy increased 144 sites with an increase in homeowner occupancy of 131 sites compared to occupancy at December 31, 2016.
We continue to experience growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the quarter ended March 31, 2018 were 7.5% higher than the quarter ended March 31, 2017. Annual, seasonal and transient revenues for the quarter ended March 31, 2018 increased 6.8%, 9.0% and 7.1%, respectively, from the quarter ended March 31, 2017.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. During the quarter ended March 31, 2018, our RV revenue through digital channels increased 12% and our sales of online camping passes increased 42% compared to the quarter ended March 31, 2017. We are now focused on our 100 days of camping marketing campaign for the summer season.

Management's Discussion (continued)

We see high demand for our homes and communities. We closed 130 new home sales in the quarter ended March 31, 2018 compared to 120 during the quarter ended March 31, 2017. The new home sales during the quarter ended March 31, 2018 were primarily in our Arizona, Florida, Colorado and California communities.
As of March 31, 2018, we had 4,369 occupied rental homes in our MH communities. Home rental program net operating income was approximately $7.9 million, net of rental asset depreciation expense of approximately $2.5 million for the quarter ended March 31, 2018, and approximately $8.1 million, net of rental asset depreciation expense of approximately $2.7 million for the quarter ended March 31, 2017. Approximately $8.3 million and $8.8 million of home rental operations revenue was included in Community base rental income for the quarters ended March 31, 2018 and 2017, respectively.
Our gross investment in real estate has increased approximately $70.2 million to $4,986.0 million as of March 31, 2018 from $4,915.8 million as of December 31, 2017, primarily due to the acquisitions of Kingswood and Serendipity as well as capital expenditures during the first quarter of 2018.
The following chart lists both the Properties acquired or invested in from January 1, 2017 through March 31, 2018, which represents Non-Core Properties; and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites(a)

Total Sites as of January 1, 2017				146,610
Acquisitions:
Paradise Park - Largo	Largo, Florida	MH	May 10, 2017	108
Bethpage Camp Resort	Urbanna, Virginia	RV	November 15, 2017	1,034
Grey's Point Camp	Topping, Virginia	RV	November 15, 2017	728
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Joint Venture:
Crosswinds	St. Petersburg, Florida	MH	June 15, 2017	376
Loggerhead	Multiple, Florida	Marina	August 8, 2017	2,343
Expansion Site Development and other:
Net Sites added (reconfigured) in 2017				124
Net Sites added (reconfigured) in 2018				68
Total Sites as of March 31, 2018				152,045

(a)	Loggerhead sites represent marina slip count.

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
Income from Property Operations and Core Portfolio
We use income from property operations and income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2016. Core Portfolio income from property operations, excluding deferrals and property

Management's Discussion (continued)

management is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during all of 2017 and 2018. This includes, but is not limited to, two properties acquired during 2018, three properties acquired during 2017 and Fiesta Key and Sunshine Key RV Resorts.
Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive upfront non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs; b) acquisition and other transaction costs related to business combinations; and c) other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of depreciation, amortization, impairments, if any, and actual or estimated gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt, property acquisition and other transaction costs related to business combinations from Normalized FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
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

Management's Discussion (continued)

The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters ended March 31, 2018 and March 31, 2017 (amounts in thousands):

	Quarters ended March 31,
	2018	2017
Computation of Income from Property Operations:
Net income available for Common Stockholders	$60,222	$56,888
Perpetual preferred stock dividends	—	2,297
Income allocated to non-controlling interests - Common OP Units	3,955	3,890
Equity in income of unconsolidated joint ventures	(1,195)	(1,150)
Income before equity in income of unconsolidated joint ventures	62,982	61,925
Total other expenses, net	63,568	61,085
Income from home sales operations and other	(61)	(644)
Income from property operations	$126,489	$122,366

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters ended March 31, 2018 and March 31, 2017 (amounts in thousands):

	Quarters ended March 31,
	2018	2017
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$60,222	$56,888
Income allocated to non-controlling interests - Common OP units	3,955	3,890
Right-to-use contract upfront payments, deferred, net (1)	1,285	775
Right-to-use contract commissions, deferred, net	(24)	(84)
Depreciation on real estate assets	28,821	27,452
Depreciation on rental homes	2,501	2,657
Amortization of in-place leases	1,052	1,032
Depreciation on unconsolidated joint ventures	373	447
FFO available for Common Stock and OP Unit holders	98,185	93,057
Transaction costs (2)	—	104
Insurance proceeds due to catastrophic weather event	(286)	—
Normalized FFO available for Common Stock and OP Unit holders	$97,899	$93,161
Weighted average Common Shares outstanding – fully diluted	94,577	93,011

______________________
(1) The company adopted ASU 2014-09, Revenue from Contracts with Customers, and all related amendments, effective January 1, 2018. Upon adoption, right-to-use upfront nonrefundable payments will be recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards.
(2) The Company adopted ASU 2017-01, Business Combinations, effective January 1, 2018. Upon adoption, transaction costs related to asset acquisitions are capitalized. All acquisitions completed subsequent to January 1, 2018 were determined by the Company to be asset acquisitions and, as such, the related transaction costs were capitalized. Transaction costs related to 2017 acquisitions, occurring prior to the adoption of this guidance, are included in General and administrative on the Consolidated Income Statement

Management's Discussion (continued)

Results of Operations

Comparison of the Quarter Ended March 31, 2018 to the Quarter Ended March 31, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended March 31, 2018 and 2017 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2016 and which we have owned and operated continuously since January 1, 2017. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$126,323	$120,692	$5,631	4.7%	$126,739	$120,692	$6,047	5.0%
Rental home income	3,515	3,605	(90)	(2.5)%	3,515	3,605	(90)	(2.5)%
Resort base rental income	61,989	57,686	4,303	7.5%	64,254	61,068	3,186	5.2%
Right-to-use annual payments	11,516	11,252	264	2.3%	11,519	11,252	267	2.4%
Right-to-use contracts current period, gross	3,162	3,206	(44)	(1.4)%	3,162	3,206	(44)	(1.4)%
Utility and other income	24,136	21,933	2,203	10.0%	25,521	22,126	3,395	15.3%
Property operating revenues, excluding deferrals	230,641	218,374	12,267	5.6%	234,710	221,949	12,761	5.7%

Property operating and maintenance	73,135	66,694	6,441	9.7%	74,908	68,054	6,854	10.1%
Rental home operating and maintenance	1,425	1,551	(126)	(8.1)%	1,424	1,551	(127)	(8.2)%
Real estate taxes	13,993	13,969	24	0.2%	14,135	14,037	98	0.7%
Sales and marketing, gross	2,812	2,690	122	4.5%	2,812	2,690	122	4.5%
Property operating expenses, excluding deferrals and Property management	91,365	84,904	6,461	7.6%	93,279	86,332	6,947	8.0%
Income from property operations, excluding deferrals and Property management (1)	139,276	133,470	5,806	4.4%	141,431	135,617	5,814	4.3%
Property management	13,681	12,560	1,121	8.9%	13,681	12,560	1,121	8.9%
Income from property operations, excluding deferrals (1)	125,595	120,910	4,685	3.9%	127,750	123,057	4,693	3.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,261	691	570	82.5%	1,261	691	570	82.5%
Income from property operations (1)	$124,334	$120,219	$4,115	3.4%	$126,489	$122,366	$4,123	3.4%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and Non-Core portfolios, for the quarter ended March 31, 2018 increased $4.1 million, or 3.4%, from the quarter ended March 31, 2017, driven by an increase of $4.1 million, or 3.4%, in our Core Portfolio income from property operations. Non-Core Portfolio income from property operations was flat to the quarter ended March 31, 2017.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended March 31, 2018 increased $5.6 million, or 4.7% from the quarter ended March 31, 2017, which reflects 4.0% growth from rate increases and approximately 0.7% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $628 for the quarter ended March 31, 2018 from approximately $604 for the quarter ended March 31, 2017. The average occupancy for the Core Portfolio increased to 94.6% for the quarter ended March 31, 2018 from 94.0% for the quarter ended March 31, 2017.
Resort base rental income in our Core Portfolio for the quarter ended March 31, 2018 increased $4.3 million, or 7.5%, from the quarter ended March 31, 2017 driven by increases in annual, seasonal and transient revenues. Annual revenues increased due to increased rates and occupancy gains across the portfolio. Seasonal revenues increased due to an increase in rate and an increase in the number of night stays.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$33,920	$31,774	$2,146	6.8%	$35,156	$32,096	$3,060	9.5%
Seasonal	18,660	17,124	1,536	9.0%	19,023	18,499	524	2.8%
Transient	9,409	8,788	621	7.1%	10,075	10,473	(398)	(3.8)%
Resort base rental income	$61,989	$57,686	$4,303	7.5%	$64,254	$61,068	$3,186	5.2%
Utility and other income in our Core Portfolio increased by $2.2 million primarily driven by insurance proceeds related to Hurricane Irma, which were offset by debris removal and cleanup costs (see Property Operating Expenses below).
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended March 31, 2018 increased $6.5 million, or 7.6%, from the quarter ended March 31, 2017, primarily driven by an increase in property operating and maintenance expenses of $6.4 million. The increase in property operating and maintenance expenses was primarily due to an increase in repairs and maintenance expenses related to cleanup costs from Hurricane Irma. The increase in property operating and maintenance expenses was also due to an increase in property payroll, primarily as a result of 2018 salary increases and an increase in utility expense, primarily due to increases in water and sewer expenses, which was partially offset by an increase in utility income recovery.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the quarters ended March 31, 2018 and 2017 (amounts in thousands, except home sales volumes).

	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$6,736	$4,943	$1,793	36.3%
Cost of new home sales (1)	(6,510)	(4,772)	(1,738)	(36.4)%
Gross profit from new home sales	226	171	55	32.2%

Gross revenues from used home sales	1,573	2,084	(511)	(24.5)%
Cost of used home sales	(2,064)	(2,347)	283	12.1%
Loss from used home sales	(491)	(263)	(228)	(86.7)%

Brokered resale revenues and ancillary services revenues, net	1,401	1,661	(260)	(15.7)%
Home selling expenses	(1,075)	(925)	(150)	(16.2)%
Income from home sales and other	$61	$644	$(583)	(90.5)%

Home sales volumes
Total new home sales (2)	130	120	10	8.3%
New Home Sales Volume - ECHO JV	18	37	(19)	(51.4)%
Used home sales	241	285	(44)	(15.4)%
Brokered home resales	193	168	25	14.9%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2018 and 2017 (amounts in thousands, except rental unit volumes).

	2018	2017	Variance	% Change
Manufactured homes:
New Home	$7,543	$6,563	$980	14.9%
Used Home	4,244	5,785	(1,541)	(26.6)%
Rental operations revenue (1)	11,787	12,348	(561)	(4.5)%
Rental home operating and maintenance	(1,424)	(1,551)	127	8.2%
Income from rental operations	10,363	10,797	(434)	(4.0)%
Depreciation on rental homes (2)	(2,501)	(2,657)	156	5.9%
Income from rental operations, net of depreciation	$7,862	$8,140	$(278)	(3.4)%

Gross investment in new manufactured home rental units (3)	$135,843	$128,301	$7,542	5.9%
Gross investment in used manufactured home rental units	$40,932	$49,991	$(9,059)	(18.1)%

Net investment in new manufactured home rental units	$108,350	$104,208	$4,142	4.0%
Net investment in used manufactured home rental units	$21,392	$30,081	$(8,689)	(28.9)%

Number of occupied rentals – new, end of period (4)	2,592	2,467	125	5.1%
Number of occupied rentals – used, end of period	1,777	2,297	(520)	(22.6)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.3 million and $8.8 million for the quarters ended March 31, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.8 million and $15.3 million as of March 31, 2018 and 2017, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 276 and 228 homes rented through our ECHO JV during the quarters ended March 31, 2018 and 2017, respectively.
The decrease in income from rental operations was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of new occupied rentals at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses, net for the quarters ended March 31, 2018 and 2017 (amounts in thousands, expenses shown as negative).

	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(31,322)	$(30,109)	$(1,213)	(4.0)%
Amortization of in-place leases	(1,052)	(1,032)	(20)	(1.9)%
Interest income	1,950	1,770	180	10.2%
Income from other investments, net	940	757	183	24.2%
General and administrative	(8,038)	(7,269)	(769)	(10.6)%
Transaction costs	—	(104)	104	100.0%
Other expenses	(343)	(219)	(124)	(56.6)%
Interest and related amortization	(25,703)	(24,879)	(824)	(3.3)%
Total other income and expenses, net	$(63,568)	$(61,085)	$(2,483)	(4.1)%

Other expenses, net increased $2.5 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The increase from the quarter ended March 31, 2017 was primarily due to increases in depreciation on real estate and rental homes and interest and related amortization. The increase was also due to an increase in general and administrative costs primarily due to payroll and employer related costs.

Management's Discussion (continued)

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new Properties and distributions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of March 31, 2018, $150.0 million of common stock remained available for issuance under the ATM equity offering program.
In addition, we have available liquidity in the form of approximately 111.3 million shares of authorized but unissued common stock and authorized unissued preferred stock of approximately 10.0 million shares registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of common stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates enables us to meet this objective. We believe that as of March 31, 2018, we have sufficient liquidity, in the form of $68.6 million in unrestricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
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
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2018, we have approximately $3.0 million of scheduled debt maturities in 2018 (excluding scheduled principal payments on debt maturing in 2018 and beyond). We expect to satisfy our 2018 maturities with existing cash and anticipated operating cash flow.
During the quarter ended March 31, 2018, we closed on one loan, secured by two RV resorts for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038. In connection with the Serendipity acquisition, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for a total mortgage debt, secured by the manufactured home community, of $18.0 million with an interest rate of 4.75% that matures in 2039.
During the three months ended March 31, 2018, we paid off our unsecured LOC balance of approximately $30.0 million.

The table below summarizes cash flow activity for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$118,454	$113,828
Net cash used in investing activities	(50,630)	(23,647)
Net cash used in financing activities	(25,018)	(73,273)
Net increase in cash and restricted cash	$42,806	$16,908

Management's Discussion (continued)

Operating Activities
Net cash provided by operating activities increased $4.7 million to $118.5 million for the three months ended March 31, 2018, from $113.8 million for the three months ended March 31, 2017. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $4.1 million, including an increase in insurance proceeds, partially offset by an increase in escrow deposits paid.
Investing Activities
Net cash used in investing activities was $50.6 million for the three months ended March 31, 2018 compared to $23.6 million for the three months ended March 31, 2017. The increase in net cash used in investing activities was primarily due to an increase in real estate acquisitions and investment in unconsolidated joint ventures and an increase in capital improvements. These increases were partially offset by receipt of $13.8 million during three months ended March 31, 2018 as a result of the repayment of the short-term loan we issued to the Crosswinds joint venture at the time of closing.
Capital Improvements
The table below summarizes capital improvement activity for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Recurring capital expenditures (1)	$8,764	$7,160
Property upgrades and site development(2)	12,078	5,423
New home investments (3)(4)	9,372	10,151
Used home investments (4)	677	928
Total property	30,891	23,662
Corporate	425	692
Total capital improvements	$31,316	$24,354
______________________
(1) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(2) Includes $4.8 million of restoration and improvement capital expenditures related to Hurricane Irma for the quarter ended March 31, 2018.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $25.0 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $73.3 million for the three months ended March 31, 2017. The decrease in net cash used in financing activities was primarily due to an increase in new mortgage debt proceeds, net, compared to the three months ended March 31, 2017, partially offset by an increase in distributions and the line of credit payoff of $30.0 million during the three months ended March 31, 2018.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
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
Off-Balance Sheet Arrangements
As of March 31, 2018, we have no off-balance sheet arrangements.

Management's Discussion (continued)

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 , except that we updated our revenue recognition policy related to right-to-use contracts pursuant to the adoption of ASU 2014-09 (see "Recently Adopted Accounting Pronouncements" within Note 2.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•
our ability to control costs and real estate market conditions, our ability to retain customers, the actual use of Sites by customers and our success in acquiring new customers at our Properties (including those that we may acquire);

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

•	impact of government intervention to stabilize site-built single-family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of changes in accounting for Leases set forth under the Codification Topic "Leases";

•	the outcome of pending or future lawsuits or actions brought against us, including those disclosed in our filings with the Securities and Exchange Commission; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2017. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2018.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 9 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2017 Form 10-K.
Other Risk Factors Affecting Our Business
We included a risk factor in our 2017 Form 10-K related to our insurance coverage - Some Potential Losses Are Not Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2018 and that we planned to renew those policies. Those policies that were in effect on March 31, 2018, were renewed on April 1, 2018. We continue to have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a continued $25 million aggregate loss limit for earthquake(s) in California. Policy deductibles primarily range from a $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is a one-time $500,000 aggregate retention that applies in addition to the applicable deductible. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: May 2, 2018	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)