Form 10-Q
period 2018-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2018-07-26
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
89,098,574 shares of Common Stock as of July 20, 2018.

Equity LifeStyle Properties, Inc.

Part I – Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$1,284,851	$1,221,375
Land improvements	3,072,474	3,045,221
Buildings and other depreciable property	692,495	649,217
	5,049,820	4,915,813
Accumulated depreciation	(1,580,013)	(1,516,694)
Net investment in real estate	3,469,807	3,399,119
Cash and restricted cash	46,025	31,085
Notes receivable, net	34,672	49,477
Investment in unconsolidated joint ventures	57,699	53,080
Deferred commission expense	39,843	31,443
Escrow deposits, goodwill, and other assets, net	52,143	45,828
Total Assets	$3,700,189	$3,610,032
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,028,535	$1,971,715
Term loan	198,464	198,302
Unsecured line of credit	—	30,000
Accrued expenses and accounts payable	90,929	80,744
Deferred revenue – upfront payments from right-to-use contracts	112,288	85,596
Deferred revenue – right-to-use annual payments	12,806	9,932
Accrued interest payable	8,425	8,387
Rents and other customer payments received in advance and security deposits	94,868	79,267
Distributions payable	52,043	46,047
Total Liabilities	2,598,358	2,509,990
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2017 and June 30, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 88,802,758 and 88,585,160 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	884	883
Paid-in capital	1,248,047	1,242,109
Distributions in excess of accumulated earnings	(218,453)	(211,980)
Accumulated other comprehensive income	3,579	942
Total Stockholders’ Equity	1,034,057	1,031,954
Non-controlling interests – Common OP Units	67,774	68,088
Total Equity	1,101,831	1,100,042
Total Liabilities and Equity	$3,700,189	$3,610,032

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Community base rental income	$128,579	$121,964	$255,318	$242,656
Rental home income	3,561	3,632	7,076	7,237
Resort base rental income	55,231	50,055	119,485	111,123
Right-to-use annual payments	11,891	11,350	23,410	22,602
Right-to-use contracts current period, gross	3,944	3,798	7,106	7,004
Right-to-use contract upfront payments, deferred, net	(2,021)	(1,321)	(3,306)	(2,096)
Utility and other income	24,320	20,650	49,841	42,776
Gross revenues from home sales	9,105	7,833	17,414	14,860
Brokered resale revenues and ancillary services revenues, net	617	444	2,018	2,105
Interest income	1,862	1,798	3,812	3,568
Income from other investments, net	3,413	1,109	4,353	1,866
Total revenues	240,502	221,312	486,527	453,701
Expenses:
Property operating and maintenance	80,091	72,901	154,999	140,955
Rental home operating and maintenance	1,629	1,657	3,053	3,208
Real estate taxes	13,440	13,943	27,575	27,980
Sales and marketing, gross	3,305	2,894	6,117	5,584
Right-to-use contract commissions, deferred, net	(262)	(112)	(286)	(196)
Property management	13,472	13,023	27,153	25,583
Depreciation on real estate assets and rental homes	32,452	30,247	63,774	60,357
Amortization of in-place leases	1,893	958	2,945	1,990
Cost of home sales	9,632	7,895	18,206	15,014
Home selling expenses	973	929	2,048	1,854
General and administrative	9,669	8,461	17,707	15,834
Other expenses	367	271	710	490
Interest and related amortization	26,285	24,822	51,988	49,701
Total expenses	192,946	177,889	375,989	348,354
Income before equity in income of unconsolidated joint ventures	47,556	43,423	110,538	105,347
Equity in income of unconsolidated joint ventures	1,613	1,040	2,808	2,190
Consolidated net income	49,169	44,463	113,346	107,537

Income allocated to non-controlling interests – Common OP Units	(3,024)	(2,649)	(6,979)	(6,539)
Redeemable perpetual preferred stock dividends	(8)	(2,316)	(8)	(4,613)
Net income available for Common Stockholders	$46,137	$39,498	$106,359	$96,385

Consolidated net income	$49,169	$44,463	$113,346	$107,537
Other comprehensive income:
Adjustment for fair market value of swap	764	30	2,637	257
Consolidated comprehensive income	49,933	44,493	115,983	107,794
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,071)	(2,651)	(7,141)	(6,555)
Redeemable perpetual preferred stock dividends	(8)	(2,316)	(8)	(4,613)
Comprehensive income attributable to Common Stockholders	$46,854	$39,526	$108,834	$96,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.52	$0.46	$1.20	$1.12
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.52	$0.45	$1.20	$1.11

Distributions declared per Common Share outstanding	$0.550	$0.488	$1.100	$0.975
Weighted average Common Shares outstanding – basic	88,549	86,763	88,537	86,408
Weighted average Common Shares outstanding – fully diluted	94,623	93,063	94,600	93,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statement of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss/(Income)	Non- controlling interests – Common OP Units	Total Equity
Balance, December 31, 2017	$883	$1,242,109	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (as described in Note 2)	—	—	—	(15,186)	—	—	(15,186)
Balance, January 1, 2018	$883	$1,242,109	$—	$(227,166)	$942	$68,088	$1,084,856
Exchange of Common OP Units for Common Stock	1	161	—	—	—	(162)	—
Issuance of Common Stock through employee stock purchase plan	—	846	—	—	—	—	846
Compensation expenses related to restricted stock and stock options	—	4,541	—	—	—	—	4,541
Adjustment for Common OP Unitholders in the Operating Partnership	—	725	—	—	—	(725)	—
Adjustment for fair market value of swap	—	—	—	—	2,637	—	2,637
Consolidated net income	—	—	8	106,359	—	6,979	113,346
Distributions	—	—	(8)	(97,646)	—	(6,406)	(104,060)
Other	—	(335)	—	—	—	—	(335)
Balance, June 30, 2018	$884	$1,248,047	$—	$(218,453)	$3,579	$67,774	$1,101,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Consolidated net income	$113,346	$107,537
Adjustments to reconcile Consolidated net income to Net cash provided by operating activities:
Depreciation	64,486	60,960
Amortization of in-place leases	2,945	1,990
Amortization of loan costs	1,772	1,788
Debt premium amortization	(711)	(1,166)
Equity in income of unconsolidated joint ventures	(2,808)	(2,190)
Distributions of income from unconsolidated joint ventures	1,732	1,270
Proceeds from insurance claims, net	1,809	4,482
Compensation expenses related to restricted stock and stock options	4,541	4,257
Revenue recognized from right-to-use contract upfront payments	(3,800)	(4,908)
Commission expense recognized related to right-to-use contracts	1,810	2,202
Long-term incentive plan compensation	461	674
Recovery for uncollectible rents receivable	134	214
Changes in assets and liabilities:
Notes receivable activity, net	347	(282)
Deferred commission expense	(2,010)	(2,280)
Escrow deposits, goodwill and other assets	11,111	10,992
Accrued expenses and accounts payable	5,280	6,066
Deferred revenue – upfront payments from right-to-use contracts	7,106	7,004
Deferred revenue – right-to-use annual payments	2,874	2,742
Rents received in advance and security deposits	15,601	11,630
Net cash provided by operating activities	226,026	212,982
Cash Flows From Investing Activities:
Real estate acquisitions, net	(53,289)	(2,053)
Investment in unconsolidated joint ventures	(3,791)	(2,267)
Distributions of capital from unconsolidated joint ventures	110	530
Proceeds from insurance claims	2,335	590
Repayments of notes receivable	19,037	5,054
Issuance of notes receivable	(4,919)	(18,696)
Capital improvements	(81,377)	(53,464)
Net cash used in investing activities	(121,894)	(70,306)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	846	764
Distributions:
Common Stockholders	(92,008)	(78,699)
Common OP Unitholders	(6,049)	(5,942)
Perpetual Preferred Stockholders	(8)	(4,613)
Principal payments and mortgage debt payoff	(23,964)	(42,637)
New mortgage notes payable financing proceeds	64,014	—
Line of Credit payoff	(97,000)	—
Line of Credit proceeds	67,000	—
Debt issuance and defeasance costs	(1,688)	—
Other	(335)	(149)
Net cash used in financing activities	(89,192)	(131,276)
Net increase in Cash and restricted cash	14,940	11,400
Cash and restricted cash, beginning of period	31,085	56,340
Cash and restricted cash, end of period	$46,025	$67,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Information:
Cash paid during the period for interest	$52,658	$51,135
Building and other depreciable property – reclassification of rental homes	19,390	15,322
Escrow deposits and other assets – reclassification of rental homes	(19,390)	(15,322)

Real estate acquisitions:
Investment in real estate, fair value	$(71,756)	$(7,985)
Escrow deposits and other assets	(9)	—
Debt assumed	9,200	5,900
Debt financed	8,786	—
Accrued expenses and accounts payable	490	32
Real estate acquisitions, net	$(53,289)	$(2,053)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as “we,” “us,” and “our.” We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We provide our customers the opportunity to place factory built homes, cottages, cabins or RVs on our properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays.
Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). These unaudited interim Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2017 Form 10-K.
The following notes to the unaudited interim Consolidated Financial Statements highlight significant changes to the notes included in the 2017 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
Note 2 – Summary of Significant Accounting Policies

(a)	Consolidation
We consolidate our majority-owned Subsidiaries in which we have the ability to control the operations and all variable interest entities ("VIEs") with respect to which we are the primary beneficiary. We have determined the Operating Partnership, which is our sole significant asset, meets the definition of a VIE. Therefore, we consolidate the Operating Partnership. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany balances and transactions have been eliminated in consolidation.
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. We apply the cost method of accounting when our investment is (i) minimal (typically less than 5.0%) and (ii) passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.

(b)	Identified Intangibles and Goodwill
As of both June 30, 2018 and December 31, 2017, the gross carrying amount of identified intangible assets and goodwill, a component of Escrow deposits, goodwill and other assets, net on our consolidated balance sheets, was approximately $12.1 million. As of both June 30, 2018 and December 31, 2017, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $3.0 million and $2.9 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the gross carrying amount of in-place lease intangible assets, a component of Buildings and other depreciable property on our consolidated balance sheets, was approximately $84.4 million and $76.7 million, respectively. Accumulated amortization of in-place lease intangible assets was approximately $77.6 million and $76.5 million as of June 30, 2018 and December 31, 2017, respectively.

(c)	Restricted Cash
As of both June 30, 2018 and December 31, 2017, Cash and restricted cash included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes pursuant to certain loan agreements.

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
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $24.1 million and $23.7 million as of June 30, 2018 and December 31, 2017, respectively, had an aggregate carrying value of approximately $2,251.1 million and $2,193.7 million as of June 30, 2018 and December 31, 2017, respectively, and a fair value of approximately $2,230.7 million and $2,184.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2018 and December 31, 2017, our cash flow hedge of interest rate risk included in Escrow deposits, goodwill and other assets, net was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

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

(f)	Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted on a prospective basis ("ASU 2017-01") Business Combinations: Clarifying the Definition of a Business (Topic 805). This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations are expensed as incurred. All of the acquisitions completed subsequent to January 1, 2018 met the screen and, therefore, were accounted for as asset acquisitions and, as such, the related transaction costs of $1.3 million were capitalized for the six months ended June 30, 2018.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

On January 1, 2018, the Company adopted (“ASU 2016-15”) Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) on a retrospective basis. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 impacted our classification of proceeds from the settlement of insurance claims and distributions received from equity method investments. The retrospective adoption of this guidance resulted in the reclassification of $0.6 million of insurance proceeds from Operating Activities to Investing Activities and $0.5 million of distributions from equity method investments from Operating Activities to Investing Activities in our Statement of Cash Flows for the six months ended June 30, 2017.
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

The cumulative effect adjustments resulting from the adoption of ASU 2014-09 as of January 1, 2018 were as follows:

(amounts in thousands)	Balance at December 31, 2017	Adjustment due to ASU 2014-09 Adoption	Balance at January 1, 2018
Assets
Deferred commission expense	$31,443	$8,200	$39,643
Liabilities
Deferred revenue-upfront payment from right-to-use contracts	$85,596	$23,386	$108,982
Equity
Distribution in excess of accumulated earnings	$(211,980)	$(15,186)	$(227,166)
The impact of ASU 2014-09 on the Company’s Consolidated Statements of Income and Comprehensive Income for the quarter ended June 30, 2018 was as follows:

(amounts in thousands, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(2,021)	$(1,286)	$735
Total revenues	$240,502	$241,237	$(735)

Expenses
Right-to-use contract commissions, deferred, net	$(262)	$(43)	$219
Total expenses	$192,946	$193,165	$(219)

Consolidated net income	$49,169	$49,685	$(516)
Net income available for Common Stockholders	$46,137	$46,629	$(492)
Earnings per Common Share - Basic	$0.52	$0.53	$(0.01)
Earnings per Common Share - Fully Diluted	$0.52	$0.53	$(0.01)
_____________________
(a) Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

The impact of ASU 2014-09 on the Company’s Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2018 was as follows:

(amounts in thousands, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(3,306)	$(1,837)	$1,469
Total revenues	$486,527	$487,996	$(1,469)

Expenses
Right-to-use contract commissions, deferred, net	$(286)	$164	$450
Total expenses	$375,989	$376,439	$(450)

Consolidated net income	$113,346	$114,365	$(1,019)
Net income available for Common Stockholders	$106,359	$107,323	$(964)
Earnings per Common Share - Basic	$1.20	$1.21	$(0.01)
Earnings per Common Share - Fully Diluted	$1.20	$1.21	$(0.01)
_____________________
(a) Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

(g)	New Accounting Pronouncements
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
In February 2016, the FASB issued ("ASU 2016-02") Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. As the lessor, we generate rental income and other income when customers rent the Sites at our Properties. We are the lessee in other arrangements, primarily for office space, ground leases and certain equipment. We are currently in the process of evaluating the potential impact, as both a lessor and a lessee, this standard may have on our Consolidated Financial Statements and related disclosures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$46,137	$39,498	$106,359	$96,385
Amounts allocated to dilutive securities	3,024	2,649	6,979	6,539
Net income available for Common Stockholders – fully diluted	$49,161	$42,147	$113,338	$102,924
Denominator:
Weighted average Common Shares outstanding – basic	88,549	86,763	88,537	86,408
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	5,826	5,886	5,827	6,235
Stock options and restricted shares	248	414	236	398
Weighted average Common Shares outstanding – fully diluted	94,623	93,063	94,600	93,041

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.52	$0.46	$1.20	$1.12

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.52	$0.45	$1.20	$1.11

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to common stockholders and non-controlling common operating partnership unit ("OP Unit") holders for the six months ended June 30, 2018.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
$0.5500	June 30, 2018	June 29, 2018	July 13, 2018
As of June 30, 2018, approximately $150.0 million of Common Stock remained available for issuance under the at-the-market (“ATM”) equity offering program.
Exchanges
Subject to certain limitations, holders of OP Units can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2018, 13,838 OP Units were exchanged for an equal number of shares of Common Stock.
Note 5 – Real Estate Acquisitions
On April 20, 2018, we completed the acquisition of Holiday Travel Park, a 613-site RV Resort in Holiday, Florida. The purchase price was $22.5 million, including $0.3 million of transaction costs, and was funded with available cash and proceeds from our line of credit.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our Investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2018 and December 31, 2017):

					Investment as of		Joint Venture Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites (a)	Economic Interest (b)		June 30, 2018	December 31, 2017	June 30, 2018	June 30, 2017
Meadows	Various (2,2)	1,077	50%		$526	$307	$819	$1,130
Lakeshore	Florida (3,3)	720	(c)		2,435	2,530	123	147
Voyager	Arizona (1,1)	1,801	50%	(d)	3,614	3,205	883	800
Loggerhead	Florida	2,343	49%		35,205	31,414	689	—
ECHO JV	Various	—	50%		15,919	15,624	294	113
		5,941			$57,699	$53,080	$2,808	$2,190
_____________________

(a)	Loggerhead sites represent marina slip count.

(b)	The percentages shown approximate our economic interest as of June 30, 2018. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
On March 29, 2018, the Crosswinds joint venture repaid a short-term loan to us in the amount of $13.8 million. We provided the loan to Crosswinds in conjunction with the formation of the joint venture in June 2017.
We received approximately $1.8 million in distributions from these joint ventures for both the six months ended June 30, 2018 and 2017. Approximately $0.3 million of the distributions made to us exceeded our basis in joint ventures for the six months ended June 30, 2017, and as such were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceed our basis in joint ventures for the six months ended June 30, 2018.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
During the six months ended June 30, 2018, we closed on one loan, secured by two RV resorts, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038.
In connection with the Serendipity acquisition during the first quarter of 2018, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for a total mortgage debt, secured by the manufactured home community, of $18.0 million with an interest rate of 4.75% that matures in 2039.
As of June 30, 2018 and December 31, 2017, we had outstanding mortgage indebtedness of approximately $2,028.5 million and $1,971.7 million, respectively, net of deferred financing costs.
The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the six months ended June 30, 2018 was approximately 4.7% per annum. The debt bears interest at stated rates ranging from 3.1% to 8.9% per annum and matures on various dates ranging from 2018 to 2041. The debt encumbered a total of 124 and 120 of our Properties as of June 30, 2018 and December 31, 2017, respectively, and the carrying value of such Properties was approximately $2,499.0 million and $2,323.1 million, as of June 30, 2018 and December 31, 2017, respectively.
Unsecured Line of Credit
During the six months ended June 30, 2018, we paid off our unsecured line of credit balance, including approximately $30.0 million outstanding as of December 31, 2017.
As of June 30, 2018, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Equity Incentive Awards
Compensation expense related to restricted stock and stock options, reported in General and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2018 and 2017 was approximately $2.7 million and $2.5 million and for the six months ended June 30, 2018 and 2017 was approximately $4.5 million and $4.3 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors. The Compensation Committee determines the vesting schedule, if any, of each restricted stock grant or stock option grant and the term of each stock option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of Common Stock were originally available for grant under the 2014 Plan. As of June 30, 2018, 2,934,810 shares remained available for grant.
On May 1, 2018, we awarded to certain members of our Board of Directors, 51,388 shares of Restricted Stock at a fair market value of approximately $4.6 million and Options to purchase 6,270 shares of common stock with an exercise price of $89.65 per share. The shares of common stock covered by these awards are subject to multiple tranches that vest between November 1, 2018 and May 1, 2021.
On February 1, 2018, we awarded 70,250 shares of restricted stock (the “2018 Awards”) at a fair market value of approximately $5.9 million to certain members of our senior management for their service in 2018. These restricted stock grants vest over a three-year vesting period, with one-third vesting on December 28, 2018 and the remaining two-thirds vesting on each of December 28, 2019 and December 28, 2020, respectively (the “Extended Vesting Portion”). One-half of the Extended Vesting Portion of the 2018 Awards provide solely for time-based vesting and will vest in equal installments on December 28, 2019 and December 28, 2020. The remaining one-half of the Extended Vesting Portion of the 2018 Awards provide for performance-based vesting and will vest, subject to the satisfaction of the performance conditions to be established by the Compensation Committee in the year of the vesting period, in equal installments on December 28, 2019 and December 28, 2020.
Additionally, on February 1, 2018, we awarded a one-time transition award of time-based restricted stock (the "Transition Awards") as a transition from our prior practice of granting annual restricted stock awards which vest in full on December 31 of the relevant grant year. On February 1, 2018, we awarded Transition Awards for 70,250 shares of common stock at a fair market value of approximately $5.9 million to certain members of our senior management. These Transition Awards are intended to mitigate the impact of a reduction in the realized pay for certain members of our senior management in 2018 and 2019 resulting from the three-year vesting period for the 2018 Awards. Two-thirds of each Transition Award will vest on December 28, 2018, and the remaining one-third will vest on December 28, 2019. The Transition Awards are not subject to performance goals. The Compensation Committee does not intend to replicate these Transition Awards in future years.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2018 or 2017.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2018 and 2017:
Quarter Ended June 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$222,167	$13,060	$235,227
Operations expenses	(110,046)	(12,234)	(122,280)
Income from segment operations	112,121	826	112,947
Interest income	823	1,033	1,856
Depreciation on real estate assets and rental homes	(30,061)	(2,391)	(32,452)
Amortization of in-place leases	(1,893)	—	(1,893)
Income (loss) from operations	$80,990	$(532)	$80,458
Reconciliation to consolidated net income:
Corporate interest income			6
Income from other investments, net			3,413
General and administrative			(9,669)
Other expenses			(367)
Interest and related amortization			(26,285)
Equity in income of unconsolidated joint ventures			1,613
Consolidated net income			$49,169

Total assets	$3,477,455	$222,734	$3,700,189
Capital improvements	$26,602	$23,459	$50,061

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Quarter Ended June 30, 2017

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$206,594	$11,811	$218,405
Operations expenses	(102,649)	(10,481)	(113,130)
Income from segment operations	103,945	1,330	105,275
Interest income	754	1,041	1,795
Depreciation on real estate assets and rental homes	(27,609)	(2,638)	(30,247)
Amortization of in-place leases	(958)	—	(958)
Income (loss) from operations	$76,132	$(267)	$75,865
Reconciliation to Consolidated net income:
Corporate interest income			3
Income from other investments, net			1,109
General and administrative			(8,461)
Other expenses			(271)
Interest and related amortization			(24,822)
Equity in income of unconsolidated joint ventures			1,040
Consolidated net income			$44,463

Total assets	$3,267,947	$217,411	$3,485,358
Capital improvements	$18,534	$10,576	$29,110

Six Months Ended June 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$453,183	$25,179	$478,362
Operations expenses	(215,558)	(23,307)	(238,865)
Income from segment operations	237,625	1,872	239,497
Interest income	1,631	1,940	3,571
Depreciation on real estate assets and rental homes	(53,084)	(10,690)	(63,774)
Amortization of in-place leases	(2,945)	—	(2,945)
Income (loss) from operations	$183,227	$(6,878)	$176,349
Reconciliation to consolidated net income:
Corporate interest income			241
Income from other investments, net			4,353
General and administrative			(17,707)
Other expenses			(710)
Interest and related amortization			(51,988)
Equity in income of unconsolidated joint ventures			2,808
Consolidated net income			$113,346

Total assets	$3,477,455	$222,734	$3,700,189
Capital improvements	$47,870	$33,507	$81,377

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Six Months Ended June 30, 2017

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$425,582	$22,685	$448,267
Operations expenses	(199,906)	(20,076)	(219,982)
Income from segment operations	225,676	2,609	228,285
Interest income	1,484	2,079	3,563
Depreciation on real estate assets and rental homes	(55,062)	(5,295)	(60,357)
Amortization of in-place leases	(1,990)	—	(1,990)
Income (loss) from operations	$170,108	$(607)	$169,501
Reconciliation to Consolidated net income:
Corporate interest income			5
Income from other investments, net			1,866
General and administrative			(15,834)
Other expenses			(490)
Interest and related amortization			(49,701)
Equity in income of unconsolidated joint ventures			2,190
Consolidated net income			$107,537

Total assets	$3,267,947	$217,411	$3,485,358
Capital improvements	$31,731	$21,733	$53,464
The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Community base rental income	$128,579	$121,964	$255,318	$242,656
Resort base rental income	55,231	50,055	119,485	111,123
Right-to-use annual payments	11,891	11,350	23,410	22,602
Right-to-use contracts current period, gross	3,944	3,798	7,106	7,004
Right-to-use contract upfront payments, deferred, net	(2,021)	(1,321)	(3,306)	(2,096)
Utility and other income	24,320	20,650	49,841	42,776
Ancillary services revenues, net	223	98	1,329	1,517
Total property operations revenues	222,167	206,594	453,183	425,582
Expenses:
Property operating and maintenance	80,091	72,901	154,999	140,955
Real estate taxes	13,440	13,943	27,575	27,980
Sales and marketing, gross	3,305	2,894	6,117	5,584
Right-to-use contract commissions, deferred, net	(262)	(112)	(286)	(196)
Property management	13,472	13,023	27,153	25,583
Total property operations expenses	110,046	102,649	215,558	199,906
Income from property operations segment	$112,121	$103,945	$237,625	$225,676

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Gross revenue from home sales	$9,105	$7,833	$17,414	$14,860
Brokered resale revenues, net	369	346	651	588
Rental home income (a)	3,561	3,632	7,076	7,237
Ancillary services revenues, net	25	—	38	—
Total revenues	13,060	11,811	25,179	22,685
Expenses:
Cost of home sales	9,632	7,895	18,206	15,014
Home selling expenses	973	929	2,048	1,854
Rental home operating and maintenance	1,629	1,657	3,053	3,208
Total expenses	12,234	10,481	23,307	20,076
Income from home sales and rentals operations segment	$826	$1,330	$1,872	$2,609
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Note 11 - Subsequent Events

On July 20, 2018, we completed the acquisition of Everglades Lakes, a 612-site MH community in Fort Lauderdale, Florida. The purchase price was $72.0 million and was funded with net proceeds from sales of common stock under our ATM equity offering program and proceeds from our line of credit.
During July 2018, we sold 252,864 shares of common stock as part of our ATM equity offering program at a weighted average price per share of $91.85, resulting in net cash proceeds of approximately $22.9 million. As of July 26, 2018, $126.8 million of common stock remains available for issuance under the ATM equity offering program.

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
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of June 30, 2018, we owned or had an ownership interest in a portfolio of 409 Properties located throughout the United States and Canada containing 152,937 Sites. These properties are located in 32 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
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

The breakdown of our Sites by type is as follows (amounts are approximate):

Total Sites as of June 30, 2018
Community Sites	71,800
Resort Sites:
Annual	28,400
Seasonal	11,200
Transient	11,400
Right-to-use (1)	24,200
Joint Ventures (2)	5,900
152,900
_________________________

(1)	Primarily utilized to service the approximately 110,400 membership customers who have entered into a Thousand Trails Camping Pass. Includes approximately 5,800 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and includes approximately 2,300 marina slips.

Management's Discussion (continued)

In our Home Sales and Rental Operations business our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing Site Set homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant new homes represents an attractive source of occupancy and the opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We provide brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third-party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third-party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
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
Results Overview
Net income available for Common Stockholders increased $6.6 million or $0.07 per Common Share, to $46.1 million, or $0.52 per Common Share for the quarter ended June 30, 2018, compared to $39.5 million, or $0.45 per Common Share for the quarter ended June 30, 2017. Net income available for Common Stockholders increased $10.0 million, or $0.09 per Common Share, to $106.4 million, or $1.20 per Common Share for the six months ended June 30, 2018, compared to $96.4 million, or $1.11 per Common Share for the six months ended June 30, 2017.
For the quarter ended June 30, 2018, FFO available for Common Stock and OP Unit holders increased $10.7 million, or $0.09 per Common Share, to $85.6 million or $0.90 per Common Share, compared to $74.9 million, or $0.81 per Common Share, for the same period in 2017. For the six months ended June 30, 2018, FFO available for Common Stock and OP Unit holders increased $15.8 million, or $0.13 per Common Share, to $183.8 million or $1.94 per Common Share, compared to $168.0 million, or $1.81 per Common Share, for the same period in 2017.
For the quarter ended June 30, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $8.7 million, or $0.08 per Common Share, to $83.8 million, or $0.89 per Common Share, compared to $75.1 million, or $0.81 per Common Share, for the same period in 2017. For the six months ended June 30, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $13.4 million, or $0.11 per Common Share, to $181.7 million, or $1.92 per Common Share, compared to $168.3 million, or $1.81 per Common Share, for the same period in 2017.
For the quarter ended June 30, 2018, property operating revenues in our Core Portfolio, excluding deferrals, were up $11.6 million, or 5.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up $5.4 million, or 6.0% from the quarter ended June 30, 2017, resulting in an increase in our Income from property operations excluding deferrals and property management of $6.2 million, or 5.2%, from the quarter ended June 30, 2017. For the six months ended June 30, 2018, property operating revenues in our Core Portfolio, excluding deferrals, were up $23.9 million, or 5.6% and property operating expenses in our Core Portfolio, excluding deferrals and property management, were up $11.9 million or 6.8% for the six months ended June 30, 2018, resulting in an increase in our Income from property operations excluding deferrals and property management of $12.0 million or 4.8% from the six months ended June 30, 2017.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home Sites in our MH communities (both homeowners and renters) and was 94.7% for the quarter ended June 30, 2018, compared to 94.6% for the quarter ended March 31, 2018 and 94.2% for the quarter ended June 30, 2017. During the quarter ended June 30, 2018, we increased occupancy of manufactured homes within our Core Portfolio by 63 Sites with an increase in homeowner occupancy of 150 Sites compared to occupancy as of March 31, 2018. By comparison, as of June 30, 2017, our Core Portfolio occupancy increased 114 Sites with an increase in homeowner occupancy of 204 Sites.

Management's Discussion (continued)

We have experienced growth in revenues in our Core RV Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the quarter ended June 30, 2018 were 7.7% higher than the quarter ended June 30, 2017. Annual, seasonal and transient revenues for the quarter ended June 30, 2018 increased 7.0%, 11.8% and 8.3%, respectively, from the quarter ended June 30, 2017. RV revenues in our Core Portfolio for the six months ended June 30, 2018 were 7.6% higher than the six months ended June 30, 2017. Annual, seasonal and transient revenues for the six months ended June 30, 2018 increased 6.9%, 9.6% and 7.7%, respectively, from the six months ended June 30, 2017.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. During the quarter ended June 30, 2018, our RV revenue through digital channels increased 15% and our sales of online camping passes increased 42% compared to the quarter ended June 30, 2017. Our summer marketing campaigns are aimed at strengthening the commitment with our customer. We have increased the awareness of our product offerings and year over year we have seen an increase in social media fans of 20%.
We see high demand for our homes and communities. We closed 146 new home sales in the quarter ended June 30, 2018 compared to 120 during the quarter ended June 30, 2017 and 276 new home sales in the six months ended June 30, 2018 compared to 240 during the six months ended June 30, 2017. The new home sales during the quarter and six months ended June 30, 2018 were primarily in our Arizona, Florida, Colorado and California communities.
As of June 30, 2018, we had 4,282 occupied rental homes in our MH communities, including 264 homes rented through our ECHO joint venture. Home rental program net operating income was approximately $7.8 million, net of rental asset depreciation expense of approximately $2.4 million for the quarter ended June 30, 2018, and approximately $8.2 million, net of rental asset depreciation expense of approximately $2.6 million for the quarter ended June 30, 2017. Approximately $8.2 million and $8.8 million of home rental operations revenue was included in Community base rental income for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, home rental program net operating income was approximately $15.6 million and $16.4 million, respectively, net of rental asset depreciation expense of approximately $4.9 million for the six months ended June 30, 2018 and $5.3 million for the six months ended June 30, 2017. Approximately $16.5 million and $17.6 million of home rental operations revenue was included in Community base rental income for the six months ended June 30, 2018 and six months ended June 30, 2017, respectively.
Our gross investment in real estate increased approximately $134.0 million to $5,049.8 million as of June 30, 2018 from $4,915.8 million as of December 31, 2017, primarily due to the acquisitions of Kingswood, Serendipity and Holiday Travel Park, as well as capital expenditures during the six months ended June 30, 2018.
The following chart lists both the Properties acquired or invested in from January 1, 2017 through June 30, 2018, which represents Non-Core Properties; and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites(a)

Total Sites as of January 1, 2017				146,610
Acquisitions:
Paradise Park - Largo	Largo, Florida	MH	May 10, 2017	108
Bethpage Camp Resort	Urbanna, Virginia	RV	November 15, 2017	1,034
Grey's Point Camp	Topping, Virginia	RV	November 15, 2017	728
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Joint Venture:
Crosswinds	St. Petersburg, Florida	MH	June 15, 2017	376
Loggerhead	Multiple, Florida	Marina	August 8, 2017	2,343
Expansion Site Development and other:
Net Sites added (reconfigured) in 2017				124
Net Sites added (reconfigured) in 2018				347
Total Sites as of June 30, 2018				152,937

(a)	Loggerhead sites represent marina slip count.
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative

Management's Discussion (continued)

of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from Property Operations and Core Portfolio, FFO, Normalized FFO and Income from Rental Operation, net of depreciation.
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
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations represents rental income, utility and other income and right-to-use income less property and rental home operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2016. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during all of 2017 and 2018. This includes, but is not limited to, three properties acquired during 2018, three properties acquired during 2017 and Fiesta Key and Sunshine Key RV Resorts.
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
Income from Rental Operations, Net of Depreciation
We use Income from rental operations, net of depreciation as an alternative measure to evaluate the operating results of our home rental program. Income from rental operations, net of depreciation, represents income from rental operations less depreciation

Management's Discussion (continued)

expense on rental homes. We believe this measure is meaningful for investors as it provides a more complete picture of the home rental program operating results including the impact of depreciation which affects our home rental program investment decisions.
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
The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters and six months ended June 30, 2018 and June 30, 2017 (amounts in thousands):

	Quarters ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of Income from Property Operations:
Net income available for Common Stockholders	$46,137	$39,498	$106,359	$96,385
Redeemable perpetual preferred stock dividends	8	2,316	8	4,613
Income allocated to non-controlling interests - Common OP Units	3,024	2,649	6,979	6,539
Equity in income of unconsolidated joint ventures	(1,613)	(1,040)	(2,808)	(2,190)
Income before equity in income of unconsolidated joint ventures	47,556	43,423	110,538	105,347
Total other expenses, net	65,391	61,852	128,959	122,938
Income from home sales operations and other	883	547	822	(97)
Income from property operations	$113,830	$105,822	$240,319	$228,188

Management's Discussion (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the quarters and six months ended June 30, 2018 and June 30, 2017 (amounts in thousands):

	Quarters ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$46,137	$39,498	$106,359	$96,385
Income allocated to non-controlling interests - Common OP units	3,024	2,649	6,979	6,539
Right-to-use contract upfront payments, deferred, net (1)	2,021	1,321	3,306	2,096
Right-to-use contract commissions, deferred, net	(262)	(112)	(286)	(196)
Depreciation on real estate assets	30,062	27,608	58,883	55,061
Depreciation on rental homes	2,390	2,639	4,891	5,296
Amortization of in-place leases	1,893	958	2,945	1,990
Depreciation on unconsolidated joint ventures	367	364	739	811
FFO available for Common Stock and OP Unit holders	85,632	74,925	183,816	167,982
Transaction costs (2)	—	220	—	324
Insurance proceeds due to catastrophic weather event (3)	(1,806)	—	(2,092)	—
Normalized FFO available for Common Stock and OP Unit holders	$83,826	$75,145	$181,724	$168,306
Weighted average Common Shares outstanding – fully diluted	94,623	93,063	94,600	93,041
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
(2) The Company adopted ASU 2017-01, Business Combinations, effective January 1, 2018. Upon adoption, transaction costs related to asset acquisitions are capitalized. All acquisitions completed subsequent to January 1, 2018 were determined by the Company to be asset acquisitions and, as such, the related transaction costs were capitalized. Transaction costs related to 2017 acquisitions, occurring prior to the adoption of this guidance, are included in General and administrative on the Consolidated Income Statement.
(3) Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.

Management's Discussion (continued)

Results of Operations

Comparison of the Quarter Ended June 30, 2018 to the Quarter Ended June 30, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended June 30, 2018 and 2017 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2016 and which we have owned and operated continuously since January 1, 2017. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$127,409	$121,848	$5,561	4.6%	$128,579	$121,964	$6,615	5.4%
Rental home income	3,561	3,632	(71)	(2.0)%	3,561	3,632	(71)	(2.0)%
Resort base rental income	51,881	48,161	3,720	7.7%	55,231	50,055	5,176	10.3%
Right-to-use annual payments	11,891	11,350	541	4.8%	11,891	11,350	541	4.8%
Right-to-use contracts current period, gross	3,944	3,798	146	3.8%	3,944	3,798	146	3.8%
Utility and other income	22,248	20,507	1,741	8.5%	24,320	20,650	3,670	17.8%
Property operating revenues, excluding deferrals	220,934	209,296	11,638	5.6%	227,526	211,449	16,077	7.6%

Property operating and maintenance	77,483	71,652	5,831	8.1%	80,091	72,901	7,190	9.9%
Rental home operating and maintenance	1,629	1,657	(28)	(1.7)%	1,629	1,657	(28)	(1.7)%
Real estate taxes	13,073	13,861	(788)	(5.7)%	13,440	13,943	(503)	(3.6)%
Sales and marketing, gross	3,305	2,894	411	14.2%	3,305	2,894	411	14.2%
Property operating expenses, excluding deferrals and Property management	95,490	90,064	5,426	6.0%	98,465	91,395	7,070	7.7%
Income from property operations, excluding deferrals and Property management (1)	125,444	119,232	6,212	5.2%	129,061	120,054	9,007	7.5%
Property management	13,472	13,023	449	3.4%	13,472	13,023	449	3.4%
Income from property operations, excluding deferrals (1)	111,972	106,209	5,763	5.4%	115,589	107,031	8,558	8.0%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,759	1,209	550	45.5%	1,759	1,209	550	45.5%
Income from property operations (1)	$110,213	$105,000	$5,213	5.0%	$113,830	$105,822	$8,008	7.6%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and Non-Core portfolios, for the quarter ended June 30, 2018 increased $8.0 million, or 7.6%, from the quarter ended June 30, 2017, driven by an increase of $5.2 million, or 5.0%, in our Core Portfolio income from property operations. Non-Core Portfolio income from property operations for the quarter ended June 30, 2018 was $3.6 million, which increased $2.8 million from the quarter ended June 30, 2017, and includes $1.5 million of insurance proceeds which we have identified as business interruption recovery at our RV properties in the Florida Keys.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended June 30, 2018 increased $5.6 million, or 4.6% from the quarter ended June 30, 2017, which reflects 4.0% growth from rate increases and approximately 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $633 for the quarter ended June 30, 2018 from approximately $608 for the quarter ended June 30, 2017. The average occupancy for the Core Portfolio increased to 94.7% for the quarter ended June 30, 2018 from 94.2% for the quarter ended June 30, 2017.
Resort base rental income in our Core Portfolio for the quarter ended June 30, 2018 increased $3.7 million, or 7.7%, from the quarter ended June 30, 2017 driven by increases in annual, seasonal and transient revenues. Annual revenues increased due to increased rates and occupancy gains across the portfolio. Seasonal revenues increased due to an increase in rate and an increase

Management's Discussion (continued)

in the number of night stays. Transient revenues increased primarily due to an increase in rent, particularly at our properties in Texas, New York and California.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$34,793	$32,523	$2,270	7.0%	$36,595	$32,869	$3,726	11.3%
Seasonal	4,938	4,416	522	11.8%	5,206	4,902	304	6.2%
Transient	12,150	11,222	928	8.3%	13,430	12,284	1,146	9.3%
Resort base rental income	$51,881	$48,161	$3,720	7.7%	$55,231	$50,055	$5,176	10.3%
Utility and other income in our Core Portfolio increased by $1.7 million primarily driven by an increase in utility income due to usage and rate increases and insurance recovery revenue related to a flood event in California, which were partially offset by utility expenses and repairs and maintenance costs related to debris removal and cleanup following a flood event in California (see Property Operating Expenses below).
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended June 30, 2018 increased $5.4 million, or 6.0%, from the quarter ended June 30, 2017, primarily driven by an increase in property operating and maintenance expenses of $5.8 million. The increase in property operating and maintenance expenses was primarily due to an increase in repairs and maintenance expenses, including costs related to debris removal and clean up following a flood event in California, and an increase in property payroll, primarily as a result of 2018 salary increases. The increase in property operating and maintenance expenses was also due to an increase in utility expense, primarily due to increases in gas usage in the West and South and an increase in administrative expenses primarily due to legal costs.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the quarters ended June 30, 2018 and 2017 (amounts in thousands, except home sales volumes).

	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$6,859	$4,548	$2,311	50.8%
Cost of new home sales (1)	(6,800)	(4,419)	(2,381)	(53.9)%
Gross profit from new home sales	59	129	(70)	(54.3)%

Gross revenues from used home sales	2,246	3,285	(1,039)	(31.6)%
Cost of used home sales	(2,832)	(3,476)	644	18.5%
Loss from used home sales	(586)	(191)	(395)	(206.8)%

Brokered resale revenues and ancillary services revenues, net	617	444	173	39.0%
Home selling expenses	(973)	(929)	(44)	(4.7)%
Loss from home sales and other	$(883)	$(547)	$(336)	(61.4)%

Home sales volumes
Total new home sales (2)	146	120	26	21.7%
New Home Sales Volume - ECHO JV	25	41	(16)	(39.0)%
Used home sales	297	338	(41)	(12.1)%
Brokered home resales	253	252	1	0.4%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $0.9 million for the quarter ended June 30, 2018 compared with $0.5 million for the quarter ended June 30, 2017. The increase in Loss from home sales and other was primarily due to an increase of $0.4 million in the loss from used home sales.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2018 and 2017 (amounts in thousands, except rental unit volumes).

	2018	2017	Variance	% Change
Manufactured homes:
New Home	$7,388	$6,985	$403	5.8%
Used Home	4,384	5,483	(1,099)	(20.0)%
Rental operations revenue (1)	11,772	12,468	(696)	(5.6)%
Rental home operating and maintenance	(1,629)	(1,657)	28	1.7%
Income from rental operations	10,143	10,811	(668)	(6.2)%
Depreciation on rental homes (2)	(2,390)	(2,639)	249	9.4%
Income from rental operations, net of depreciation	$7,753	$8,172	$(419)	(5.1)%

Gross investment in new manufactured home rental units (3)	$138,934	$129,868	$9,066	7.0%
Gross investment in used manufactured home rental units	$39,189	$48,182	$(8,993)	(18.7)%

Net investment in new manufactured home rental units	$110,739	$104,710	$6,029	5.8%
Net investment in used manufactured home rental units	$19,962	$28,182	$(8,220)	(29.2)%

Number of occupied rentals – new, end of period (4)	2,614	2,517	97	3.9%
Number of occupied rentals – used, end of period	1,668	2,157	(489)	(22.7)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.2 million and $8.8 million for the quarters ended June 30, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in Depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.9 million and $15.4 million as of June 30, 2018 and 2017, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 264 and 257 homes rented through our ECHO JV during the quarters ended June 30, 2018 and 2017, respectively.
The decrease in income from rental operations was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of new occupied rentals at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses, net for the quarters ended June 30, 2018 and 2017 (amounts in thousands, expenses shown as negative).

	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(32,452)	$(30,247)	$(2,205)	(7.3)%
Amortization of in-place leases	(1,893)	(958)	(935)	(97.6)%
Interest income	1,862	1,798	64	3.6%
Income from other investments, net	3,413	1,109	2,304	207.8%
General and administrative	(9,669)	(8,241)	(1,428)	(17.3)%
Transaction costs	—	(220)	220	100.0%
Other expenses	(367)	(271)	(96)	(35.4)%
Interest and related amortization	(26,285)	(24,822)	(1,463)	(5.9)%
Total other income and expenses, net	$(65,391)	$(61,852)	$(3,539)	(5.7)%

Other expenses, net increased $3.5 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. The increase from the quarter ended June 30, 2017 was primarily due to increases in depreciation on real estate and rental homes, interest and related amortization and general and administrative costs. These increases were partially offset by $1.8 million insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma during the quarter ended June 30, 2018.

Management's Discussion (continued)

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2018 and 2017 (amounts in thousands). The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2016 and which we have owned and operated continuously since January 1, 2017. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio					Total Portfolio
	2018		2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$253,732		$242,540	$11,192	4.6%	$255,318	$242,656	$12,662	5.2%
Rental home income	7,076		7,237	(161)	(2.2)%	7,076	7,237	(161)	(2.2)%
Resort base rental income	113,870		105,847	8,023	7.6%	119,485	111,123	8,362	7.5%
Right-to-use annual payments	23,407	34,130	22,602	805	3.6%	23,410	22,602	808	3.6%
Right-to-use contracts current period, gross	7,106		7,004	102	1.5%	7,106	7,004	102	1.5%
Utility and other income	46,384		42,440	3,944	9.3%	49,841	42,776	7,065	16.5%
Property operating revenues, excluding deferrals	451,575		427,670	23,905	5.6%	462,236	433,398	28,838	6.7%

Property operating and maintenance	150,615		138,346	12,269	8.9%	154,999	140,955	14,044	10.0%
Rental home operating and maintenance	3,054		3,208	(154)	(4.8)%	3,053	3,208	(155)	(4.8)%
Real estate taxes	27,066		27,830	(764)	(2.7)%	27,575	27,980	(405)	(1.4)%
Sales and marketing, gross	6,117		5,584	533	9.5%	6,117	5,584	533	9.5%
Property operating expenses, excluding deferrals and Property management	186,852		174,968	11,884	6.8%	191,744	177,727	14,017	7.9%
Income from property operations, excluding deferrals and Property management (1)	264,723		252,702	12,021	4.8%	270,492	255,671	14,821	5.8%
Property management	27,153		25,583	1,570	6.1%	27,153	25,583	1,570	6.1%
Income from property operations, excluding deferrals (1)	237,570		227,119	10,451	4.6%	243,339	230,088	13,251	5.8%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,020		1,900	1,120	58.9%	3,020	1,900	1,120	58.9%
Income from property operations (1)	$234,550		$225,219	$9,331	4.1%	$240,319	$228,188	$12,131	5.3%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and Non-Core portfolios, for the six months ended June 30, 2018 increased $12.1 million, or 5.3%, from the six months ended June 30, 2017, driven by an increase of $9.3 million, or 4.1%, in our Core Portfolio income from property operations. Non-Core Portfolio income from property operations increased $2.8 million from the six months ended June 30, 2017 primarily driven by $2.5 million of insurance proceeds which we have identified as business interruption recovery at our RV properties in the Florida Keys.
Property Operating Revenues
Community base rental income in our Core Portfolio for the six months ended June 30, 2018 increased $11.2 million, or 4.6% from the quarter ended June 30, 2017, which reflects 4.0% growth from rate increases and approximately 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $630 for the six months ended June 30, 2018 from approximately $606 for the six months ended June 30, 2017. The average occupancy for the Core Portfolio increased to 94.6% for the six months ended June 30, 2018 from 94.1% for the six months ended June 30, 2017.
Resort base rental income in our Core Portfolio for the six months ended June 30, 2018 increased $8.0 million, or 7.6%, from the six months ended June 30, 2017 driven by increases in annual, seasonal and transient revenues. Annual revenues increased due to increased rates and occupancy gains across the portfolio. Seasonal revenues increased due to an increase in rate and an increase in the number of night stays. All regions had an increase in transient revenues during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Management's Discussion (continued)

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$68,713	$64,297	$4,416	6.9%	$71,751	$64,965	$6,786	10.4%
Seasonal	23,598	21,540	2,058	9.6%	24,229	23,401	828	3.5%
Transient	21,559	20,010	1,549	7.7%	23,505	22,757	748	3.3%
Resort base rental income	$113,870	$105,847	$8,023	7.6%	$119,485	$111,123	$8,362	7.5%
Utility and other income in our Core Portfolio increased by $3.9 million primarily driven by insurance proceeds related to Hurricane Irma, which were offset by debris removal and cleanup costs (see Property Operating Expenses below). Additionally, utility income increased as a result of an increase in electric income recovery.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the six months ended June 30, 2018 increased $11.9 million, or 6.8%, from the six months ended June 30, 2017, primarily driven by an increase in property operating and maintenance expenses of $12.3 million. The increase in property operating and maintenance expenses was primarily due to an increase in repairs and maintenance expenses, primarily related to cleanup costs from Hurricane Irma, an increase in property payroll, primarily as a result of 2018 salary increases and an increase in utility expense, primarily due to increases in electric and water expenses, which was partially offset by an increase in utility income recovery.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales for the six months ended June 30, 2018 and 2017 (amounts in thousands, except home sales volumes).

	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$13,595	$9,491	$4,104	43.2%
Cost of new home sales (1)	(13,310)	(9,191)	(4,119)	(44.8)%
Gross profit from new home sales	285	300	(15)	(5.0)%

Gross revenues from used home sales	3,819	5,369	(1,550)	(28.9)%
Cost of used home sales	(4,896)	(5,823)	927	15.9%
Loss from used home sales	(1,077)	(454)	(623)	(137.2)%

Brokered resale revenues and ancillary services revenues, net	2,018	2,105	(87)	(4.1)%
Home selling expenses	(2,048)	(1,854)	(194)	(10.5)%
Income (loss) from home sales and other	$(822)	$97	$(919)	(947.4)%

Home sales volumes
Total new home sales (2)	276	240	36	15.0%
New Home Sales Volume - ECHO JV	43	78	(35)	(44.9)%
Used home sales	538	623	(85)	(13.6)%
Brokered home resales	446	420	26	6.2%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $0.8 million for the six months ended June 30, 2018 compared with Income from homes sales and other of $0.1 million for the six months ended June 30, 2017. The Loss from home sales and other was primarily due to an increase in the loss from used home sales and an increase in home selling expenses.

Management's Discussion (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2018 and 2017 (amounts in thousands, except rental unit volumes).

	2018	2017	Variance	% Change
Manufactured homes:
New Home	$14,931	$13,618	$1,313	9.6%
Used Home	8,638	11,267	(2,629)	(23.3)%
Rental operations revenue (1)	23,569	24,885	(1,316)	(5.3)%
Rental home operating and maintenance	(3,053)	(3,208)	155	4.8%
Income from rental operations	20,516	21,677	(1,161)	(5.4)%
Depreciation on rental homes (2)	(4,891)	(5,296)	405	7.6%
Income from rental operations, net of depreciation	$15,625	$16,381	$(756)	(4.6)%

Gross investment in new manufactured home rental units (3)	$138,934	$129,868	$9,066	7.0%
Gross investment in used manufactured home rental units	$39,189	$48,182	$(8,993)	(18.7)%

Net investment in new manufactured home rental units	$110,739	$104,710	$6,029	5.8%
Net investment in used manufactured home rental units	$19,962	$28,182	$(8,220)	(29.2)%

Number of occupied rentals – new, end of period (4)	2,614	2,517	97	3.9%
Number of occupied rentals – used, end of period	1,668	2,157	(489)	(22.7)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $16.5 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in Depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.9 million and $15.4 million as of June 30, 2018 and 2017, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 264 and 257 homes rented through our ECHO JV during the six months ended June 30, 2018 and 2017, respectively.
The decrease in income from rental operations was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of new occupied rentals at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses, net for the six months ended June 30, 2018 and 2017 (amounts in thousands, expenses shown as negative).

	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(63,774)	$(60,357)	$(3,417)	(5.7)%
Amortization of in-place leases	(2,945)	(1,990)	(955)	(48.0)%
Interest income	3,812	3,568	244	6.8%
Income from other investments, net	4,353	1,866	2,487	133.3%
General and administrative	(17,707)	(15,510)	(2,197)	(14.2)%
Transaction costs	—	(324)	324	100.0%
Other expenses	(710)	(490)	(220)	(44.9)%
Interest and related amortization	(51,988)	(49,701)	(2,287)	(4.6)%
Total other income and expenses, net	$(128,959)	$(122,938)	$(6,021)	(4.9)%

Other expenses, net increased $6.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase from the six months ended June 30, 2017 was primarily due to increases in depreciation on real estate and rental homes, interest and related amortization and general and administrative expenses. These increase were partially offset by $2.1 million insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma during the six months ended June 30, 2018.

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
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2018, $150.0 million of common stock remained available for issuance under the ATM equity offering program. During July 2018, we sold 252,864 shares of common stock as part of our ATM equity offering program at a weighted average price per share of $91.85, resulting in gross cash proceeds of approximately $23.2 million. As of July 26, 2018, $126.8 million of common stock remain available for issuance under the ATM equity offering program.
In addition, we have available liquidity in the form of approximately 111.2 million shares of authorized but unissued common stock and approximately 10.0 million shares of authorized unissued preferred stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of Common Stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates enables us to meet this objective. We believe that as of June 30, 2018, we have sufficient liquidity, in the form of $40.8 million in unrestricted cash, and $400.0 million available on our LOC, to satisfy our near term obligations. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
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
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2018, we have approximately $3.0 million of scheduled debt maturities in 2018 (excluding scheduled principal payments on debt maturing in 2018 and beyond). We expect to satisfy our 2018 maturities with existing cash and anticipated operating cash flow.
During the six months ended June 30, 2018, we closed on one loan, secured by two RV resorts, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038. In connection with the Serendipity acquisition, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for total mortgage debt, secured by the manufactured home community, of $18.0 million with an interest rate of 4.75% that matures in 2039.
During the six months ended June 30, 2018, we paid off our unsecured LOC, including the balance at December 31, 2017 of approximately $30.0 million.

Management's Discussion (continued)

The table below summarizes cash flow activity for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$226,026	$212,982
Net cash used in investing activities	(121,894)	(70,306)
Net cash used in financing activities	(89,192)	(131,276)
Net increase in cash and restricted cash	$14,940	$11,400
Operating Activities
Net cash provided by operating activities increased $13.0 million to $226.0 million for the six months ended June 30, 2018, from $213.0 million for the six months ended June 30, 2017. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $12.1 million and an increase in rents received in advance and security deposits, partially offset by a decrease in insurance proceeds.
Investing Activities
Net cash used in investing activities was $121.9 million for the six months ended June 30, 2018 compared to $70.3 million for the six months ended June 30, 2017. The increase in net cash used in investing activities was primarily due to an increase in real estate acquisitions and an increase in capital improvements. These increases were partially offset by receipt of $13.8 million during six months ended June 30, 2018 as a result of the repayment of the short-term loan we issued to the Crosswinds joint venture at the time of closing.
Capital Improvements
The table below summarizes capital improvement activity for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Recurring capital expenditures (1)	$21,175	$18,808
Property upgrades and site development(2)	25,580	11,870
New home investments (3)(4)	31,701	19,542
Used home investments (4)	1,807	2,191
Total property	80,263	52,411
Corporate	1,114	1,053
Total capital improvements	$81,377	$53,464
______________________
(1) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(2) Includes $9.5 million of restoration and improvement capital expenditures related to Hurricane Irma for the six months ended June 30, 2018.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $89.2 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $131.3 million for the six months ended June 30, 2017. The decrease in net cash used in financing activities was primarily due to an increase in new mortgage debt proceeds, net and a decrease in mortgage debt payoffs, compared to the six months ended June 30, 2017, partially offset by an increase in distributions and the line of credit payoff of $30.0 million during the six months ended June 30, 2018.
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

Management's Discussion (continued)

Inflation
Substantially all of the leases at the Properties allow for monthly or annual rent increases. In addition, we have the opportunity to achieve rate increases, where justified by the market, as each lease matures. Such types of leases generally minimize our risks of inflation. In addition, our RV resort Properties are not generally subject to leases and rents are established for these Sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old.
Off-Balance Sheet Arrangements
As of June 30, 2018, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies, which include impairment, revenue recognition and business combinations. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2018 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policy related to right-to-use contracts pursuant to the adoption of ASU 2014-09 (see "Recently Adopted Accounting Pronouncements" within Note 2).
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 9 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 26, 2018	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2018	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)