Form 10-Q
period 2018-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2018-10-25
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
89,747,439 shares of Common Stock as of October 19, 2018.

Equity LifeStyle Properties, Inc.

Part I – Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$1,342,925	$1,221,375
Land improvements	3,114,815	3,045,221
Buildings and other depreciable property	708,600	649,217
	5,166,340	4,915,813
Accumulated depreciation	(1,613,158)	(1,516,694)
Net investment in real estate	3,553,182	3,399,119
Cash and restricted cash	112,410	31,085
Notes receivable, net	35,889	49,477
Investment in unconsolidated joint ventures	57,366	53,080
Deferred commission expense	40,352	31,443
Escrow deposits, goodwill, and other assets, net	55,838	45,828
Total Assets	$3,855,037	$3,610,032
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,016,257	$1,971,715
Term loan	198,545	198,302
Unsecured line of credit	80,000	30,000
Accrued expenses and accounts payable	102,620	80,744
Deferred revenue – upfront payments from right-to-use contracts	115,172	85,596
Deferred revenue – right-to-use annual payments	11,025	9,932
Accrued interest payable	8,369	8,387
Rents and other customer payments received in advance and security deposits	80,011	79,267
Distributions payable	52,521	46,047
Total Liabilities	2,664,520	2,509,990
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; none issued and outstanding.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 89,746,747 and 88,585,160 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	895	883
Paid-in capital	1,325,648	1,242,109
Distributions in excess of accumulated earnings	(211,743)	(211,980)
Accumulated other comprehensive income	3,959	942
Total Stockholders’ Equity	1,118,759	1,031,954
Non-controlling interests – Common OP Units	71,758	68,088
Total Equity	1,190,517	1,100,042
Total Liabilities and Equity	$3,855,037	$3,610,032

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Community base rental income	$130,746	$123,177	$386,064	$365,833
Rental home income	3,507	3,592	10,583	10,829
Resort base rental income	64,351	58,471	183,836	169,594
Right-to-use annual payments	12,206	11,531	35,616	34,133
Right-to-use contracts current period, gross	4,863	4,208	11,969	11,212
Right-to-use contract upfront payments, deferred, net	(2,883)	(1,670)	(6,189)	(3,766)
Utility and other income	25,917	26,295	75,758	69,071
Gross revenues from home sales	9,339	10,012	26,753	24,872
Brokered resale and ancillary services revenues, net	1,362	1,983	3,380	4,088
Interest income	1,846	1,974	5,658	5,542
Income from other investments, net	5,421	2,052	9,774	3,918
Total revenues	256,675	241,625	743,202	695,326
Expenses:
Property operating and maintenance	84,445	80,164	239,444	221,119
Rental home operating and maintenance	1,904	1,704	4,957	4,912
Real estate taxes	13,240	14,006	40,815	41,986
Sales and marketing, gross	3,568	3,277	9,685	8,861
Right-to-use contract commissions, deferred, net	(458)	(176)	(744)	(372)
Property management	13,589	13,160	40,742	38,743
Depreciation on real estate assets and rental homes	32,856	30,493	96,630	90,849
Amortization of in-place leases	2,124	138	5,069	2,128
Cost of home sales	9,742	10,377	27,948	25,391
Home selling expenses	1,101	1,447	3,149	3,301
General and administrative	8,816	7,505	26,523	23,339
Other expenses	386	324	1,096	814
Interest and related amortization	26,490	25,027	78,478	74,728
Total expenses	197,803	187,446	573,792	535,799
Income before equity in income of unconsolidated joint ventures	58,872	54,179	169,410	159,527
Equity in income of unconsolidated joint ventures	788	686	3,596	2,876
Consolidated net income	59,660	54,865	173,006	162,403

Income allocated to non-controlling interests – Common OP Units	(3,590)	(3,286)	(10,569)	(9,825)
Redeemable perpetual preferred stock dividends and original issuance costs	—	(3,054)	(8)	(7,667)
Net income available for Common Stockholders	$56,070	$48,525	$162,429	$144,911

Consolidated net income	$59,660	$54,865	$173,006	$162,403
Other comprehensive income:
Adjustment for fair market value of swap	380	(30)	3,017	227
Consolidated comprehensive income	60,040	54,835	176,023	162,630
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,613)	(3,237)	(10,754)	(9,792)
Redeemable perpetual preferred stock dividends and original issuance costs	—	(3,054)	(8)	(7,667)
Comprehensive income attributable to Common Stockholders	$56,427	$48,544	$165,261	$145,171

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.63	$0.56	$1.83	$1.67
Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.63	$0.56	$1.82	$1.66

Weighted average Common Shares outstanding – basic	89,200	87,037	88,760	86,620
Weighted average Common Shares outstanding – fully diluted	95,263	93,324	94,827	93,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss/(Income)	Non- controlling interests – Common OP Units	Total Equity
Balance, December 31, 2017	$883	$1,242,109	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (as described in Note 2)	—	—	—	(15,186)	—	—	(15,186)
Balance, January 1, 2018	883	1,242,109	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for Common Stock	—	80	—	—	—	(80)	—
Issuance of Common Stock through employee stock purchase plan	—	503	—	—	—	—	503
Compensation expenses related to restricted stock and stock options	—	1,800	—	—	—	—	1,800
Adjustment for Common OP Unitholders in the Operating Partnership	—	782	—	—	—	(782)	—
Adjustment for fair market value of swap	—	—	—	—	1,873	—	1,873
Consolidated net income	—	—	—	60,222	—	3,955	64,177
Distributions	—	—	—	(48,805)	—	(3,205)	(52,010)
Other	—	(60)	—	—	—	—	(60)
Balance, March 31, 2018	883	1,245,214	—	(215,749)	2,815	67,976	1,101,139
Exchange of Common OP Units for Common Stock	1	81	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	343	—	—	—	—	343
Compensation expenses related to restricted stock and stock options	—	2,741	—	—	—	—	2,741
Adjustment for Common OP Unitholders in the Operating Partnership	—	(57)	—	—	—	57	—
Adjustment for fair market value of swap	—	—	—	—	764	—	764
Consolidated net income	—	—	8	46,137	—	3,024	49,169
Distributions	—	—	(8)	(48,841)	—	(3,201)	(52,050)
Other	—	(275)	—	—	—	—	(275)
Balance, June 30, 2018	884	1,248,047	—	(218,453)	3,579	67,774	1,101,831
Exchange of Common OP Units for Common Stock	1	858	—	—	—	(859)	—
Issuance of Common Stock through employee stock purchase plan	—	765	—	—	—	—	765
Issuance of Common Stock	10	78,745	—	—	—	—	78,755
Compensation expenses related to restricted stock and stock options	—	2,746	—	—	—	—	2,746
Adjustment for Common OP Unitholders in the Operating Partnership	—	(4,414)	—	—	—	4,414	—
Adjustment for fair market value of swap	—	—	—	—	380	—	380
Consolidated net income	—	—	—	56,070	—	3,590	59,660
Distributions	—	—	—	(49,360)	—	(3,161)	(52,521)
Other	—	(1,099)	—	—	—	—	(1,099)
Balance, September 30, 2018	$895	$1,325,648	$—	$(211,743)	$3,959	$71,758	$1,190,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss/(Income)	Non- controlling interests – Common OP Units	Total Equity
Balance, January 1, 2017	$854	$1,103,048	$136,144	$(231,276)	$(227)	$73,304	$1,081,847
Exchange of Common OP Units for Common Stock	12	15,339				(15,351)	—
Issuance of Common Stock through employee stock purchase plan	—	403	—	—	—	—	403
Compensation expenses related to restricted stock and stock options	—	1,755	—	—	—	—	1,755
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,885)	—	—	—	2,885	—
Adjustment for fair market value of swap	—	—	—	—	226	—	226
Consolidated net income	—	—	2,297	56,888	—	3,890	63,075
Distributions	—	—	(2,297)	(42,335)	—	(2,895)	(47,527)
Other	—	(32)	—	(1)	—	—	(33)
Balance, March 31, 2017	866	1,117,628	136,144	(216,724)	(1)	61,833	1,099,746
Exchange of Common OP Units for Common Stock	1	1,085	—	—	—	(1,086)	—
Issuance of Common Stock through employee stock purchase plan	—	361	—	—	—	—	361
Compensation expenses related to restricted stock and stock options	—	2,502	—	—	—	—	2,502
Adjustment for Common OP Unitholders in the Operating Partnership	—	(152)	—	—	—	152	—
Adjustment for fair market value of swap	—	—	—	—	31	—	31
Consolidated net income	—	—	2,316	39,497	—	2,649	44,462
Distributions	—	—	(2,316)	(42,415)	—	(2,845)	(47,576)
Other	—	(116)	—	1	—	—	(115)
Balance, June 30, 2017	867	1,121,308	136,144	(219,641)	30	60,703	1,099,411
Exchange of Common OP Units for Common Stock	—	5	—	—	—	(5)	—
Issuance of Common Stock through employee stock purchase plan	—	851	—	—	—	—	851
Issuance of Common Stock	5	42,032	—	—	—	—	42,037
Compensation expenses related to restricted stock and stock options	—	2,556	—	—	—	—	2,556
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,276)	—	—	—	2,276	—
Adjustment for fair market value of swap	—	—	—	—	(30)	—	(30)
Consolidated net income	—	—	3,054	48,525	—	3,286	54,865
Distributions	—	—	(2,297)	(42,655)	—	(2,844)	(47,796)
Series C Preferred stock redemption	—	—	(136,144)	—	—	—	(136,144)
Series C Preferred stock original issuance costs	—	757	(757)	—	—	—	—
Other	—	(575)	—	—	—	—	(575)
Balance, September 30, 2017	$872	$1,164,658	$—	$(213,771)	$—	$63,416	$1,015,175

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Consolidated net income	$173,006	$162,403
Adjustments to reconcile Consolidated net income to Net cash provided by operating activities:
Depreciation	97,729	91,781
Amortization of in-place leases	5,069	2,128
Amortization of loan costs	2,675	2,676
Debt premium amortization	(1,061)	(1,664)
Equity in income of unconsolidated joint ventures	(3,596)	(2,876)
Distributions of income from unconsolidated joint ventures	2,869	2,071
Proceeds from insurance claims, net	(3,353)	(134)
Compensation expenses related to restricted stock and stock options	7,287	6,813
Revenue recognized from right-to-use contract upfront payments	(5,780)	(7,440)
Commission expense recognized related to right-to-use contracts	2,715	3,327
Long-term incentive plan compensation	819	1,011
Provision for (recovery of) uncollectible rents receivable	412	(52)
Changes in assets and liabilities:
Notes receivable activity, net	280	(337)
Deferred commission expense	(3,424)	(3,560)
Escrow deposits, goodwill and other assets	17,910	21,822
Accrued expenses and accounts payable	13,858	16,752
Deferred revenue – upfront payments from right-to-use contracts	11,969	11,210
Deferred revenue – right-to-use annual payments	1,093	696
Rents received in advance and security deposits	665	(3,305)
Net cash provided by operating activities	321,142	303,322
Cash Flows From Investing Activities:
Real estate acquisitions, net	(131,804)	(2,163)
Investment in unconsolidated joint ventures	(3,914)	(33,479)
Distributions of capital from unconsolidated joint ventures	168	640
Proceeds from insurance claims	6,615	1,547
Repayments of notes receivable	21,618	7,643
Issuance of notes receivable	(8,716)	(22,297)
Capital improvements	(128,436)	(87,877)
Net cash used in investing activities	(244,469)	(135,986)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,610	1,615
Gross proceeds from sale of Common Stock	78,755	42,037
Distributions:
Common Stockholders	(140,850)	(121,114)
Common OP Unitholders	(9,250)	(8,786)
Perpetual Preferred Stockholders	(8)	(6,910)
Principal payments and mortgage debt payoff	(36,308)	(60,392)
New mortgage notes payable financing proceeds	64,014	146,000
Line of Credit payoff	(174,000)	—
Line of Credit proceeds	224,000	—
Redemption of preferred stock	—	(136,144)
Debt issuance and defeasance costs	(1,878)	(1,864)
Other	(1,433)	(723)
Net cash provided by (used in) financing activities	4,652	(146,281)
Net increase in Cash and restricted cash	81,325	21,055
Cash and restricted cash, beginning of period	31,085	56,340
Cash and restricted cash, end of period	$112,410	$77,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Information:
Cash paid during the period for interest	$76,881	$76,713
Building and other depreciable property – reclassification of rental homes	29,170	25,852
Escrow deposits and other assets – reclassification of rental homes	(29,170)	(25,852)

Real estate acquisitions:
Investment in real estate, fair value	$(150,926)	$(7,985)
Investment in real estate, cost	—	(110)
Escrow deposits and other assets	(9)	—
Debt assumed	9,200	5,900
Debt financed	8,786	—
Accrued expenses and accounts payable	1,066	32
Rents and other customer payments received in advance and security deposits	79	—
Real estate acquisitions, net	$(131,804)	$(2,163)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. We provide our customers the opportunity to place factory built homes, cottages, cabins or RVs on our properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays.
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
We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise significant influence over the entity with respect to its operations and major decisions. We apply the cost method of accounting when our investment is (i) minimal (typically less than 5.0%) and (ii) passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.

(b)	Identified Intangibles and Goodwill
As of both September 30, 2018 and December 31, 2017, the gross carrying amount of identified intangible assets and goodwill, a component of Escrow deposits, goodwill and other assets, net on the Consolidated Balance Sheets, was approximately $12.1 million. As of both September 30, 2018 and December 31, 2017, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $3.0 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the gross carrying amount of in-place lease intangible assets, a component of Buildings and other depreciable property on the Consolidated Balance Sheets, was approximately $84.9 million and $76.7 million, respectively. Accumulated amortization of in-place lease intangible assets was approximately $81.7 million and $76.5 million as of September 30, 2018 and December 31, 2017, respectively.

(c)	Restricted Cash
As of both September 30, 2018 and December 31, 2017, Cash and restricted cash included approximately $5.3 million of restricted cash for the payment of capital improvements, insurance or real estate taxes pursuant to certain loan agreements.

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
Our mortgage notes payable and term loan, excluding deferred financing costs of approximately $23.6 million and $23.7 million as of September 30, 2018 and December 31, 2017, respectively, had an aggregate carrying value of approximately $2,238.4 million and $2,193.7 million as of September 30, 2018 and December 31, 2017, respectively, and a fair value of approximately $2,200.8 million and $2,184.0 million as of September 30, 2018 and December 31, 2017, respectively. The fair value was measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2018 and December 31, 2017, our cash flow hedge of interest rate risk included in Escrow deposits, goodwill and other assets, net was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our notes receivable approximate their carrying or contract values. We also utilize Level 2 inputs as part of our determination of the purchase price allocation for our acquisitions.

(e)	Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites and are accounted for in accordance with ("ASC 840"), Leases, which include the following classifications on the Consolidated Statements of Income and Comprehensive Income: Community base rental income; Rental home income; Resort base rental income; and Utility and other income. Customers lease the Site on which their home is located, and either own or lease their home. Lease revenues for Sites and homes are accounted for as operating leases and recognized over the term of the respective lease or the length of a customer’s stay. A typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties, or in some instances, as provided by statute.
All other classifications on the Consolidated Statements of Income and Comprehensive Income are accounted for under other applicable accounting standards.

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

(f)	Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted on a prospective basis ("ASU 2017-01") Business Combinations: Clarifying the Definition of a Business (Topic 805). This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations are expensed as incurred. All of the acquisitions completed subsequent to January 1, 2018 met the screen and, therefore, were accounted for as asset acquisitions and, as such, the related transaction costs of $1.5 million were capitalized for the nine months ended September 30, 2018.
On January 1, 2018, we adopted (“ASU 2016-18”) Statement of Cash Flows: Restricted Cash (Topic 230). This guidance requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have any effect on the Consolidated Financial Statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

On January 1, 2018, we adopted (“ASU 2016-15”) Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) on a retrospective basis. This update adds or clarifies guidance on the classification of certain cash receipts and payments on the Consolidated Statements of Cash Flows. The adoption of ASU 2016-15 impacted our classification of proceeds from the settlement of insurance claims and distributions received from equity method investments. The retrospective adoption of this guidance resulted in the reclassification of $1.5 million of insurance proceeds from Operating Activities to Investing Activities and $0.6 million of distributions from equity method investments from Operating Activities to Investing Activities on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.
On January 1, 2018, we adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to our right-to-use upgrade contracts and related commissions that were not fully amortized as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. As a result of the cumulative impact of adopting this guidance, we recorded a net reduction to retained earnings of approximately $15.2 million as of January 1, 2018 in Distributions in excess of accumulated earnings on the Consolidated Statement of Changes in Equity. There have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard. In addition to the information included within Note 2 regarding the impact of ASU 2014-09, also see Note 10, Reportable Segments, for further disaggregation of our various revenue streams by major source.

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
The impact of ASU 2014-09 on the Company’s Consolidated Statements of Income and Comprehensive Income for the quarter ended September 30, 2018 was as follows:

(amounts in thousands, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(2,883)	$(2,131)	$752
Total revenues	$256,675	$257,427	$(752)

Expenses
Right-to-use contract commissions, deferred, net	$(458)	$(245)	$213
Total expenses	$197,803	$198,016	$(213)

Consolidated net income	$59,660	$60,189	$(529)
Net income available for Common Stockholders	$56,070	$56,567	$(497)
Earnings per Common Share - Basic	$0.63	$0.63	$—
Earnings per Common Share - Fully Diluted	$0.63	$0.63	$—
_____________________
(a) Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

The impact of ASU 2014-09 on the Company’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2018 was as follows:

(amounts in thousands, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(6,189)	$(3,968)	$2,221
Total revenues	$743,202	$745,423	$(2,221)

Expenses
Right-to-use contract commissions, deferred, net	$(744)	$(81)	$663
Total expenses	$573,792	$574,455	$(663)

Consolidated net income	$173,006	$174,554	$(1,548)
Net income available for Common Stockholders	$162,429	$163,890	$(1,461)
Earnings per Common Share - Basic	$1.83	$1.85	$(0.02)
Earnings per Common Share - Fully Diluted	$1.82	$1.84	$(0.02)
_____________________
(a) Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

(g)	New Accounting Pronouncements
In August 2018, the FASB issued ("ASU 2018-15") Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides clarity on the accounting for implementation costs of a cloud computing arrangement that is a service contract. The project stage (that is, preliminary project stage, application development stage, or post implementation stage) and the nature of the implementation costs determine which costs to capitalize as an asset related to the service contract and which ones to expense. This update also requires the capitalized implementation costs to be expensed over the term of the arrangement and presented in the same line item in the Consolidated Financial Statements as the fees associated with the service of the arrangement. ASU 2018-15 is effective in fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. This guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently in the process of evaluating the potential impact, if any, that the adoption of this standard may have on the Consolidated Financial Statements and related disclosures.
In August 2017, the FASB issued ("ASU 2017-12") Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). ASU 2017-12 provides guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments including ineffectiveness will be recorded in Other comprehensive income ("OCI") and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The new guidance also amends the presentation and disclosure requirements. The intention is to align hedge accounting with companies' risk management strategies more closely, thereby simplifying the application of hedge accounting and increasing transparency as to the scope and results of hedging programs. ASU 2017-12 is effective in fiscal years beginning after December 15, 2018, including interim periods within those years. We are currently in the process of evaluating the potential impact, if any, that the adoption of this standard may have on the Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that adoption of this standard may have on the Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ("ASU 2016-02") Leases, regarding the accounting for leases for both lessees and lessors. The pronouncement generally requires lessees to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, ASU 2016-02 was amended, providing another transition

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

method by allowing companies to initially apply the new lease standard in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings, if necessary. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components, if certain requirements are met. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018.
The Company expects to adopt this new guidance on January 1, 2019 using the modified retrospective approach, which will result in a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. Upon adoption, the Company will recognize a right of use asset and corresponding lease liability for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. For leases where we are the lessor, the Company expects that accounting for lease components will be largely unchanged from existing GAAP and to elect the practical expedient to not separate non-lease components from lease components based upon the predominant component for these operating leases.
Note 3 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net Income Available for Common Stockholders:
Net income available for Common Stockholders – basic	$56,070	$48,525	$162,429	$144,911
Amounts allocated to dilutive securities	3,590	3,286	10,569	9,825
Net income available for Common Stockholders – fully dilutive	$59,660	$51,811	$172,998	$154,736
Denominator:
Weighted average Common Shares outstanding – basic	89,200	87,037	88,760	86,620
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	5,771	5,836	5,808	6,100
Stock options and restricted shares	292	451	259	415
Weighted average Common Shares outstanding – fully diluted	95,263	93,324	94,827	93,135

Earnings per Common Share – Basic:
Net income available for Common Stockholders	$0.63	$0.56	$1.83	$1.67

Earnings per Common Share – Fully Diluted:
Net income available for Common Stockholders	$0.63	$0.56	$1.82	$1.66

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to common stockholders and non-controlling common operating partnership unit ("OP Unit") holders since January 1, 2017:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4875	March 31, 2017	March 31, 2017	April 14, 2017
$0.4875	June 30, 2017	June 30, 2017	July 14, 2017
$0.4875	September 30, 2017	September 29, 2017	October 13, 2017
$0.4875	December 31, 2017	December 29, 2017	January 12, 2018
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
$0.5500	June 30, 2018	June 29, 2018	July 13, 2018
$0.5500	September 30, 2018	September 28, 2018	October 12, 2018
On November 2, 2017, we adopted a new at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. Under our prior ATM program, the aggregate offering price was up to $125.0 million.
The following table presents the shares that were issued under the ATM equity offering programs during the nine months ended September 30, 2018 and nine months ended September 30, 2017.

(amounts in thousands, except stock data):	Nine Months Ended
	September 30, 2018	September 30, 2017
Shares of Common Stock sold	861,141	484,913
Weighted average price	$91.45	$86.69
Total gross proceeds	$78,755	$42,037
Commissions paid to sales agents	$1,028	$526
As of September 30, 2018, approximately $71.2 million of Common Stock remained available for issuance under the ATM equity offering program.
Exchanges
Subject to certain limitations, holders of OP Units can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2018, 87,718 OP Units were exchanged for an equal number of shares of Common Stock. During the same period in 2017, 1,335,247 OP Units were exchanged for an equal number of shares of Common Stock.
Series C Preferred Stock Redemption and Distribution Activity
During the nine months ended September 30, 2017, we redeemed our 6.75% Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series. There were no shares of 6.75% Series C Preferred Stock issued or outstanding as of September 30, 2017 or 2018.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4 –Common Stock and Other Equity Related Transactions (continued)

The following quarterly distributions have been declared and paid to our preferred stockholders since January 1, 2017 and prior to the stock's redemption, which occurred in September 2017:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.421875	March 31, 2017	March 10, 2017	March 31, 2017
$0.421875	June 30, 2017	June 15, 2017	June 30, 2017
$0.421875	September 30, 2017	September 15, 2017	September 25, 2017
Note 5 – Real Estate Acquisitions
On September 21, 2018, we completed the acquisition of Sunseekers, a 241-site RV resort in North Fort Myers, Florida. The purchase price was $6.5 million and was funded with net proceeds from sales of Common Stock under our ATM equity offering program.
On July 20, 2018, we completed the acquisition of Everglades Lakes, a 612-site manufactured home community in Fort Lauderdale, Florida. The purchase price was $72.2 million, including $0.2 million of transaction costs, and was funded with net proceeds from sales of Common Stock under our ATM equity offering program.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our Investment in unconsolidated joint ventures (amounts in thousands, except number of Properties shown parenthetically as of September 30, 2018 and December 31, 2017):

					Investment as of		Joint Venture Income/(Loss) Nine Months Ended
Investment	Location	Number of Sites (a)	Economic Interest (b)		September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2017
Meadows	Various (2,2)	1,077	50%		$558	$307	$1,252	$1,610
Lakeshore	Florida (3,3)	720	(c)		2,278	2,530	(62)	10
Voyager	Arizona (1,1)	1,801	50%	(d)	3,249	3,205	866	795
Loggerhead	Florida	2,343	49%		35,205	31,414	1,089	230
ECHO JV	Various	—	50%		16,076	15,624	451	231
		5,941			$57,366	$53,080	$3,596	$2,876
_____________________

(a)	Loggerhead sites represent marina slip count.

(b)	The percentages shown approximate our economic interest as of September 30, 2018. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
On March 29, 2018, the Crosswinds joint venture repaid a short-term loan to us in the amount of $13.8 million. We provided the loan to Crosswinds in conjunction with the formation of the joint venture in June 2017.
We received approximately $3.0 million and $2.7 million in distributions from these joint ventures for the nine months ended September 30, 2018 and 2017, respectively. Approximately $0.1 million and $0.6 million of the distributions made to us exceeded our basis in joint ventures for the nine months ended September 30, 2018 and September 30, 2017, respectively, and as such were recorded as income from unconsolidated joint ventures.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
During the nine months ended September 30, 2018, we closed on one loan, secured by two RV resorts, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038.
In connection with the Serendipity acquisition during the first quarter of 2018, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for a total mortgage debt, secured by the manufactured home community, of $18.0 million. The loans carry an average interest rate of 4.75% and mature in 2039.
As of September 30, 2018 and December 31, 2017, we had outstanding mortgage indebtedness of approximately $2,016.3 million and $1,971.7 million, respectively, net of deferred financing costs.
The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the nine months ended September 30, 2018 was approximately 4.7% per annum. The debt bears interest at stated rates ranging from 3.1% to 8.9% per annum and matures on various dates ranging from 2018 to 2041. The debt encumbered a total of 124 and 120 of our Properties as of September 30, 2018 and December 31, 2017, respectively, and the carrying value of such Properties was approximately $2,508.5 million and $2,323.1 million, as of September 30, 2018 and December 31, 2017, respectively.
Unsecured Line of Credit
During the nine months ended September 30, 2018, we borrowed and paid off amounts on our unsecured line of credit, leaving a balance of $80.0 million outstanding as of September 30, 2018.
As of September 30, 2018, we are in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Equity Incentive Awards
Compensation expense related to restricted stock and stock options, reported in General and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2018 and 2017 was approximately $2.7 million and $2.6 million, respectively, and for the nine months ended September 30, 2018 and 2017 was approximately $7.3 million and $6.8 million, respectively.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Grants under the 2014 Plan are approved by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award, except grants to directors which are approved by the Board of Directors. The Compensation Committee determines the vesting schedule, if any, of each restricted stock grant or stock option grant and the term of each stock option, which term shall not exceed ten years from the date of grant. Shares that do not vest are forfeited. Dividends paid on restricted stock are not returnable, even if the underlying stock does not entirely vest. A maximum of 3,750,000 shares of Common Stock were originally available for grant under the 2014 Plan. As of September 30, 2018, 2,927,923 shares remained available for grant.
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
On July 31, 2018, we awarded to certain members of our Board of Directors 617 shares of Restricted Stock at a fair market value of approximately $0.1 million. The shares of common stock covered by these awards are subject to multiple tranches that vest between January 31, 2019 and July 31, 2021.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2018 or 2017.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2018 and 2017:
Quarter Ended September 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$236,204	$13,204	$249,408
Operations expenses	(114,384)	(12,747)	(127,131)
Income from segment operations	121,820	457	122,277
Interest income	863	978	1,841
Depreciation on real estate assets and rental homes	(30,425)	(2,431)	(32,856)
Amortization of in-place leases	(2,124)	—	(2,124)
Income (loss) from operations	$90,134	$(996)	$89,138
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			5,421
General and administrative			(8,816)
Other expenses			(386)
Interest and related amortization			(26,490)
Equity in income of unconsolidated joint ventures			788
Consolidated net income			$59,660

Total assets	$3,630,136	$224,901	$3,855,037
Capital improvements	$21,722	$25,339	$47,061

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Quarter Ended September 30, 2017

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$223,184	$14,415	$237,599
Operations expenses	(110,431)	(13,528)	(123,959)
Income from segment operations	112,753	887	113,640
Interest income	773	1,042	1,815
Depreciation on real estate assets and rental homes	(27,879)	(2,614)	(30,493)
Amortization of in-place leases	(138)	—	(138)
Income (loss) from operations	$85,509	$(685)	$84,824
Reconciliation to consolidated net income:
Corporate interest income			159
Income from other investments, net			2,052
General and administrative			(7,505)
Other expenses			(324)
Interest and related amortization			(25,027)
Equity in income of unconsolidated joint ventures			686
Consolidated net income			$54,865

Total assets	$3,298,122	$227,725	$3,525,847
Capital improvements	$20,308	$14,104	$34,412

Nine Months Ended September 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$689,387	$38,383	$727,770
Operations expenses	(329,942)	(36,054)	(365,996)
Income from segment operations	359,445	2,329	361,774
Interest income	2,494	2,918	5,412
Depreciation on real estate assets and rental homes	(89,308)	(7,322)	(96,630)
Amortization of in-place leases	(5,069)	—	(5,069)
Income (loss) from operations	$267,562	$(2,075)	$265,487
Reconciliation to consolidated net income:
Corporate interest income			246
Income from other investments, net			9,774
General and administrative			(26,523)
Other expenses			(1,096)
Interest and related amortization			(78,478)
Equity in income of unconsolidated joint ventures			3,596
Consolidated net income			$173,006

Total assets	$3,630,136	$224,901	$3,855,037
Capital improvements	$69,591	$58,845	$128,436

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

Nine Months Ended September 30, 2017

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$648,766	$37,100	$685,866
Operations expenses	(310,337)	(33,604)	(343,941)
Income from segment operations	338,429	3,496	341,925
Interest income	2,256	3,122	5,378
Depreciation on real estate assets and rental homes	(82,939)	(7,910)	(90,849)
Amortization of in-place leases	(2,128)	—	(2,128)
Income (loss) from operations	$255,618	$(1,292)	$254,326
Reconciliation to consolidated net income:
Corporate interest income			164
Income from other investments, net			3,918
General and administrative			(23,339)
Other expenses			(814)
Interest and related amortization			(74,728)
Equity in income of unconsolidated joint ventures			2,876
Consolidated net income			$162,403

Total assets	$3,298,122	$227,725	$3,525,847
Capital improvements	$52,040	$35,837	$87,877
The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2018	2017	2018	2017
Revenues:
Community base rental income	$130,746	$123,177	$386,064	$365,833
Resort base rental income	64,351	58,471	183,836	169,594
Right-to-use annual payments	12,206	11,531	35,616	34,133
Right-to-use contracts current period, gross	4,863	4,208	11,969	11,212
Right-to-use contract upfront payments, deferred, net	(2,883)	(1,670)	(6,189)	(3,766)
Utility and other income	25,917	26,295	75,758	69,071
Ancillary services revenues, net	1,004	1,172	2,333	2,689
Total property operations revenues	236,204	223,184	689,387	648,766
Expenses:
Property operating and maintenance	84,445	80,164	239,444	221,119
Real estate taxes	13,240	14,006	40,815	41,986
Sales and marketing, gross	3,568	3,277	9,685	8,861
Right-to-use contract commissions, deferred, net	(458)	(176)	(744)	(372)
Property management	13,589	13,160	40,742	38,743
Total property operations expenses	114,384	110,431	329,942	310,337
Income from property operations segment	$121,820	$112,753	$359,445	$338,429

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2018	2017	2018	2017
Revenues:
Gross revenue from home sales	$9,339	$10,012	$26,753	$24,872
Brokered resale revenues, net	358	337	1,009	925
Rental home income (a)	3,507	3,592	10,583	10,829
Ancillary services revenues, net	—	474	38	474
Total revenues	13,204	14,415	38,383	37,100
Expenses:
Cost of home sales	9,742	10,377	27,948	25,391
Home selling expenses	1,101	1,447	3,149	3,301
Rental home operating and maintenance	1,904	1,704	4,957	4,912
Total expenses	12,747	13,528	36,054	33,604
Income from home sales and rentals operations segment	$457	$887	$2,329	$3,496
______________________

(a)	Segment information does not include Site rental income included in Community base rental income.

Note 11 - Subsequent Events
On October 1, 2018, we paid off six mortgage loans of $66.3 million, including $0.1 million of prepayment penalties, using our line of credit. The loans, which would have matured in 2019, had a weighted average interest rate of 6.07% per annum and were secured by six MH properties.

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
Overview and Outlook
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") communities and recreational vehicle ("RV") resorts and campgrounds. As of September 30, 2018, we owned or had an ownership interest in a portfolio of 411 Properties located throughout the United States and Canada containing 153,847 Sites. These Properties are located in 32 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 100 Properties within 10 miles of the coastal United States.
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

We generate the majority of our revenues from customers renting our individual developed areas ("Sites"), or entering into right-to-use contracts (also referred to as membership products) which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV resort Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

The breakdown of our Sites by type is as follows (amounts are approximate):

Total Sites as of September 30, 2018
Community Sites	72,400
Resort Sites:
Annual	28,500
Seasonal	11,300
Transient	11,400
Membership (1)	24,300
Joint Ventures (2)	5,900
153,800
_________________________

(1)	Primarily utilized to service the approximately 112,500 membership customers who have entered into a right-to-use contract. Includes approximately 5,800 Sites rented on an annual basis.

(2)	Joint ventures have approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and includes approximately 2,300 marina slips.

Management's Discussion and Analysis (continued)

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
Results Overview
For the quarter ended September 30, 2018, Net income available for Common Stockholders increased $7.6 million, or $0.07 per Common Share, to $56.1 million, or $0.63 per fully diluted Common Share, compared to $48.5 million, or $0.56 per fully diluted Common Share, for the same period in 2017. For the nine months ended September 30, 2018, Net income available for Common Stockholders increased $17.5 million, or $0.16 per Common Share, to $162.4 million, or $1.82 per fully diluted Common Share, compared to $144.9 million, or $1.66 per fully diluted Common Share, for the same period in 2017.
For the quarter ended September 30, 2018, FFO available for Common Stock and OP Unit holders increased $13.4 million, or $0.13 per Common Share, to $97.7 million, or $1.03 per fully diluted Common Share, compared to $84.3 million, or $0.90 per fully diluted Common Share, for the same period in 2017. For the nine months ended September 30, 2018, FFO available for Common Stock and OP Unit holders increased $29.2 million, or $0.26 per Common Share, to $281.5 million, or $2.97 per fully diluted Common Share, compared to $252.3 million, or $2.71 per fully diluted Common Share, for the same period in 2017.
For the quarter ended September 30, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $8.8 million, or $0.08 per Common Share, to $93.9 million, or $0.99 per fully diluted Common Share, compared to $85.1 million, or $0.91 per fully diluted Common Share, for the same period in 2017. For the nine months ended September 30, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $22.2 million, or $0.19 per Common Share, to $275.6 million, or $2.91 per fully diluted Common Share, compared to $253.4 million, or $2.72 per fully diluted Common Share, for the same period in 2017.
For the quarter ended September 30, 2018, property operating revenues in our Core Portfolio, excluding deferrals, increased $8.0 million, or 3.5% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased $1.9 million, or 1.9%, from the quarter ended September 30, 2017, resulting in an increase of $6.1 million, or 4.8%, in our income from property operations, excluding deferrals and property management, from the quarter ended September 30, 2017. For the nine months ended September 30, 2018, property operating revenues in our Core Portfolio, excluding deferrals, increased $31.9 million, or 4.9%, and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased $13.8 million, or 5.1%, from the nine months ended September 30, 2017, resulting in an increase of $18.1 million, or 4.8%, in our income from property operations, excluding deferrals and property management, from the nine months ended September 30, 2017.

Management's Discussion and Analysis (continued)

We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy consists of occupied home Sites in our MH communities (both homeowners and renters) and was 94.7% for the quarter ended September 30, 2018, consistent with the quarter ended June 30, 2018 and increased by 0.3% from 94.4% for the same period in 2017. As of September 30, 2018, our Core Portfolio occupancy increased 81 Sites with an increase in homeowner occupancy of 144 Sites compared to occupancy as of June 30, 2018. By comparison, as of September 30, 2017, our Core Portfolio occupancy increased 95 Sites with an increase in homeowner occupancy of 267 Sites. Additionally, for both the quarter and nine months ended September 30, 2018, we have experienced rental rate increases, which contributed a 4.0% growth to Community base rent compared to the same periods in 2017.
We have experienced growth in revenues in our Core RV Portfolio as a result of our ability to increase both rental rates and occupancy. RV rental income in our Core Portfolio for the quarter ended September 30, 2018 was 5.9% higher than the same period in 2017. Annual, seasonal and transient rental income for the quarter ended September 30, 2018 increased 6.4%, 4.0% and 5.4%, respectively, from the quarter ended September 30, 2017. RV rental income in our Core Portfolio for the nine months ended September 30, 2018 was 7.0% higher than the same period in 2017. Annual, seasonal and transient rental income for the nine months ended September 30, 2018 increased 6.7%, 8.6% and 6.6%, respectively, from the nine months ended September 30, 2017.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. During the quarter ended September 30, 2018, our total RV rental income through digital channels increased 24% and our sales of online camping passes increased 43% compared to the same period in 2017. We have increased the awareness of our product offerings and year over year we have seen an increase in social media fans and followers to a current base of over 500,000.
We continue to see high demand for our homes and communities. We closed 141 new home sales in the quarter ended September 30, 2018 compared to 173 during the quarter ended September 30, 2017 and 417 new home sales in the nine months ended September 30, 2018 compared to 413 during the nine months ended September 30, 2017. The new home sales during the quarter and nine months ended September 30, 2018 were primarily in our Arizona, Florida, Colorado and California communities.
As of September 30, 2018, we had 4,219 occupied rental homes in our MH communities, including 265 homes rented through our ECHO JV. Home rental program net operating income was approximately $7.2 million, net of rental asset depreciation expense of approximately $2.4 million for the quarter ended September 30, 2018, and approximately $7.9 million, net of rental asset depreciation expense of approximately $2.6 million for the quarter ended September 30, 2017. Approximately $8.0 million and $8.7 million of home rental operations revenue was included in community base rental income for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, home rental program net operating income was approximately $22.8 million and $24.3 million, respectively, net of rental asset depreciation expense of approximately $7.3 million for the nine months ended September 30, 2018 and $7.9 million for the nine months ended September 30, 2017. Approximately $24.5 million and $26.3 million of home rental operations revenue was included in community base rental income for the nine months ended September 30, 2018 and nine months ended September 30, 2017, respectively.
Our gross investment in real estate increased approximately $250.5 million to $5,166.3 million as of September 30, 2018 from $4,915.8 million as of December 31, 2017, primarily due to new acquisitions, as well as capital expenditures during the nine months ended September 30, 2018.

Management's Discussion and Analysis (continued)

The following chart lists both the Properties acquired or invested in from January 1, 2017 through September 30, 2018, which represents Non-Core Properties, and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2017				146,610
Acquisitions:
Paradise Park - Largo	Largo, Florida	MH	May 10, 2017	108
Bethpage Camp Resort	Urbanna, Virginia	RV	November 15, 2017	1,034
Grey's Point Camp	Topping, Virginia	RV	November 15, 2017	728
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Joint Venture:
Crosswinds	St. Petersburg, Florida	MH	June 15, 2017	376
Loggerhead (a)	Multiple, Florida	Marina	August 8, 2017	2,343
Expansion Site Development and other:
Net Sites added (reconfigured) in 2017				124
Net Sites added (reconfigured) in 2018				404
Total Sites as of September 30, 2018				153,847

(a)	Loggerhead sites represent marina slip count.
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
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our manufactured home and RV communities. Income from property operations represents rental income, utility and other income and right-to-use income less property and rental home operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. Our Core Portfolio consists of our Properties owned and operated since December 31, 2016. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during all of 2017 and 2018. This includes, but is not limited to, five properties acquired during 2018, three properties acquired during 2017 and Fiesta Key and Sunshine Key RV Resorts.
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

Management's Discussion and Analysis (continued)

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
The following table reconciles Net income available for Common Stockholders to Income from property operations:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2018	2017	2018	2017
Computation of Income from Property Operations:
Net income available for Common Stockholders	$56,070	$48,525	$162,429	$144,911
Redeemable perpetual preferred stock dividends and original issuance costs	—	3,054	8	7,667
Income allocated to non-controlling interests - Common OP Units	3,590	3,286	10,569	9,825
Equity in income of unconsolidated joint ventures	(788)	(686)	(3,596)	(2,876)
Income before equity in income of unconsolidated joint ventures	58,872	54,179	169,410	159,527
Total (other income) /expenses, net	63,405	59,461	192,364	182,398
(Income)/Loss from home sales operations and other	142	(171)	964	(268)
Income from property operations	$122,419	$113,469	$362,738	$341,657

Management's Discussion and Analysis (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2018	2017	2018	2017
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$56,070	$48,525	$162,429	$144,911
Income allocated to non-controlling interests - Common OP units	3,590	3,286	10,569	9,825
Right-to-use contract upfront payments, deferred, net (1)	2,883	1,670	6,189	3,766
Right-to-use contract commissions, deferred, net	(458)	(176)	(744)	(372)
Depreciation on real estate assets	30,424	27,879	89,307	82,939
Depreciation on rental homes	2,432	2,614	7,323	7,910
Amortization of in-place leases	2,124	138	5,069	2,128
Depreciation on unconsolidated joint ventures	651	360	1,390	1,171
FFO available for Common Stock and OP Unit holders	97,716	84,296	281,532	252,278
Transaction costs (2)	—	—	—	324
Preferred stock original issuance costs	—	757	—	757
Insurance proceeds due to catastrophic weather event (3)	(3,833)	—	(5,925)	—
Normalized FFO available for Common Stock and OP Unit holders	$93,883	$85,053	$275,607	$253,359
Weighted average Common Shares outstanding – fully diluted	95,263	93,324	94,827	93,135
______________________
(1) The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all related amendments, effective January 1, 2018. Upon adoption, right-to-use upfront nonrefundable payments are recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards.
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

Management's Discussion and Analysis (continued)

Results of Operations

Comparison of the Quarter Ended September 30, 2018 to the Quarter Ended September 30, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2018 and 2017. The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2016 and which we have owned and operated continuously since January 1, 2017. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$128,420	$122,975	$5,445	4.4%	$130,746	$123,177	$7,569	6.1%
Rental home income	3,507	3,592	(85)	(2.4)%	3,507	3,592	(85)	(2.4)%
Resort base rental income	59,941	56,628	3,313	5.9%	64,351	58,471	5,880	10.1%
Right-to-use annual payments	12,205	11,507	698	6.1%	12,206	11,531	675	5.9%
Right-to-use contracts current period, gross	4,863	4,208	655	15.6%	4,863	4,208	655	15.6%
Utility and other income	24,045	26,109	(2,064)	(7.9)%	25,917	26,295	(378)	(1.4)%
Property operating revenues, excluding deferrals	232,981	225,019	7,962	3.5%	241,590	227,274	14,316	6.3%

Property operating and maintenance	80,891	78,875	2,016	2.6%	84,445	80,164	4,281	5.3%
Rental home operating and maintenance	1,904	1,705	199	11.7%	1,904	1,704	200	11.7%
Real estate taxes	13,308	13,921	(613)	(4.4)%	13,240	14,006	(766)	(5.5)%
Sales and marketing, gross	3,567	3,277	290	8.8%	3,568	3,277	291	8.9%
Property operating expenses, excluding deferrals and Property management	99,670	97,778	1,892	1.9%	103,157	99,151	4,006	4.0%
Income from property operations, excluding deferrals and Property management (1)	133,311	127,241	6,070	4.8%	138,433	128,123	10,310	8.0%
Property management	13,587	13,160	427	3.2%	13,589	13,160	429	3.3%
Income from property operations, excluding deferrals (1)	119,724	114,081	5,643	4.9%	124,844	114,963	9,881	8.6%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,425	1,494	931	62.3%	2,425	1,494	931	62.3%
Income from property operations (1)	$117,299	$112,587	$4,712	4.2%	$122,419	$113,469	$8,950	7.9%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and Non-Core Portfolios, for the quarter ended September 30, 2018 increased $9.0 million, or 7.9%, from the quarter ended September 30, 2017, primarily driven by an increase of $4.7 million, or 4.2%, in our Core Portfolio income from property operations and an increase of $4.2 million, in our Non-Core Portfolio income from property operations. The increase in Core Portfolio income from property operations for the quarter ended September 30, 2018 is primarily due to an increase in Community base rental income and Resort base rental income, partially offset by a decrease in Utility and other income and an increase in Property operating expenses, excluding deferrals and property management. The increase in Non-Core Portfolio income from property operations is primarily due to contribution from our Everglades acquisition that closed during the quarter ended September 30, 2018 and $1.2 million of insurance proceeds received during the quarter ended September 30, 2018, which we have identified as business interruption recovery at our RV properties in the Florida Keys.
Property Operating Revenues
Community base rental income in our Core Portfolio for the quarter ended September 30, 2018 increased $5.4 million, or 4.4%, from the quarter ended September 30, 2017, which reflects 4.0% growth from rate increases and 0.4% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $637 for the quarter ended September 30, 2018 from approximately $613 for the same period in 2017. The average occupancy for the Core Portfolio increased to 94.7% for the quarter ended September 30, 2018 from 94.4% for the same period in 2017.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for the quarter ended September 30, 2018 increased $3.3 million, or 5.9%, from the quarter ended September 30, 2017 driven by increases in annual, seasonal and transient revenues as a result of higher rental rates and occupancy. Resort base rental income for the quarters ended September 30, 2018 and 2017 is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$35,407	$33,291	$2,116	6.4%	$37,424	$33,647	$3,777	11.2%
Seasonal	4,477	4,304	173	4.0%	4,838	4,952	(114)	(2.3)%
Transient	20,057	19,033	1,024	5.4%	22,089	19,872	2,217	11.2%
Resort base rental income	$59,941	$56,628	$3,313	5.9%	$64,351	$58,471	$5,880	10.1%
Utility and other income in our Core Portfolio for the quarter ended September 30, 2018 decreased by $2.1 million, or 7.9%, from the quarter ended September 30, 2017 due to insurance recovery revenue related to Hurricane Irma of $3.1 million recorded in the Core portfolio during the third quarter of 2017 to offset expenses incurred. This decrease was partially offset by an insurance recovery revenue accrual of $0.4 million related to Hurricane Florence recorded during the third quarter of 2018 to offset expenses incurred and an increase in utility income of $0.5 million, primarily due to higher electric and water usage and rates.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended September 30, 2018 increased $1.9 million, or 1.9%, from the quarter ended September 30, 2017, mainly due to an increase in property payroll as a result of 2018 salary increases, higher utility expense from increased electric, trash and sewer expenses and higher insurance expense as a result of increased insurance premiums from our 2018 policy renewal. These increases were partially offset by a $2.0 million decrease in repair and maintenance expenses. We recorded clean up costs of $0.5 million related to Hurricane Florence during the third quarter of 2018 and $3.1 million related to Hurricane Irma during the third quarter of 2017.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales.

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$7,048	$7,233	$(185)	(2.6)%
Cost of new home sales (1)	(6,946)	(7,276)	330	4.5%
Gross profit (loss) from new home sales	102	(43)	145	337.2%

Gross revenues from used home sales	2,291	2,779	(488)	(17.6)%
Cost of used home sales	(2,796)	(3,101)	305	9.8%
Loss from used home sales	(505)	(322)	(183)	(56.8)%

Brokered resale and ancillary services revenues, net	1,362	1,983	(621)	(31.3)%
Home selling expenses	(1,101)	(1,447)	346	23.9%
Income (loss) from home sales and other	$(142)	$171	$(313)	(183.0)%

Home sales volumes
Total new home sales (2)	141	173	(32)	(18.5)%
New Home Sales Volume - ECHO JV	31	48	(17)	(35.4)%
Used home sales	304	331	(27)	(8.2)%
Brokered home resales	231	239	(8)	(3.3)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $0.1 million for the quarter ended September 30, 2018 compared to income of $0.2 million for the quarter ended September 30, 2017. The loss from home sales and other was primarily due to lower ancillary services revenues partially offset by lower home selling expenses.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations.

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2018	2017	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$11,539	$12,257	$(718)	(5.9)%
Rental home operating and maintenance	(1,904)	(1,704)	(200)	(11.7)%
Income from rental operations	9,635	10,553	(918)	(8.7)%
Depreciation on rental homes (2)	(2,432)	(2,614)	182	7.0%
Income from rental operations, net of depreciation	$7,203	$7,939	$(736)	(9.3)%

Gross investment in new manufactured home rental units (3)	$151,917	$131,389	$20,528	15.6%
Gross investment in used manufactured home rental units	$36,588	$44,624	$(8,036)	(18.0)%

Net investment in new manufactured home rental units	$122,947	$105,424	$17,523	16.6%
Net investment in used manufactured home rental units	$17,810	$24,833	$(7,023)	(28.3)%

Number of occupied rentals – new, end of period (4)	2,704	2,492	212	8.5%
Number of occupied rentals – used, end of period	1,515	2,010	(495)	(24.6)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $8.0 million and $8.7 million for the quarters ended September 30, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in Depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.1 million and $15.5 million as of September 30, 2018 and 2017, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 265 and 254 homes rented through our ECHO JV during the quarters ended September 30, 2018 and 2017, respectively.
The decrease in income from rental operations, net of depreciation, was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(32,856)	$(30,493)	$(2,363)	(7.7)%
Amortization of in-place leases	(2,124)	(138)	(1,986)	(1,439.1)%
Interest income	1,846	1,974	(128)	(6.5)%
Income from other investments, net	5,421	2,052	3,369	164.2%
General and administrative	(8,816)	(7,505)	(1,311)	(17.5)%
Other expenses	(386)	(324)	(62)	(19.1)%
Interest and related amortization	(26,490)	(25,027)	(1,463)	(5.8)%
Total other income and expenses, net	$(63,405)	$(59,461)	$(3,944)	(6.6)%

Other expenses, net increased $3.9 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. The increase was primarily due to increases in depreciation on real estate and rental homes, amortization of in-place leases, interest and related amortization and general and administrative costs. These increases were partially offset by $3.8 million insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma during the quarter ended September 30, 2018.

Management's Discussion and Analysis (continued)

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2018 and 2017. The Core Portfolio in this discussion includes all Properties acquired on or before December 31, 2016 and which we have owned and operated continuously since January 1, 2017. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$382,152	$365,515	$16,637	4.6%	$386,064	$365,833	$20,231	5.5%
Rental home income	10,583	10,829	(246)	(2.3)%	10,583	10,829	(246)	(2.3)%
Resort base rental income	173,811	162,475	11,336	7.0%	183,836	169,594	14,242	8.4%
Right-to-use annual payments	35,612	34,109	1,503	4.4%	35,616	34,133	1,483	4.3%
Right-to-use contracts current period, gross	11,969	11,212	757	6.8%	11,969	11,212	757	6.8%
Utility and other income	70,429	68,549	1,880	2.7%	75,758	69,071	6,687	9.7%
Property operating revenues, excluding deferrals	684,556	652,689	31,867	4.9%	703,826	660,672	43,154	6.5%

Property operating and maintenance	231,506	217,221	14,285	6.6%	239,444	221,119	18,325	8.3%
Rental home operating and maintenance	4,958	4,913	45	0.9%	4,957	4,912	45	0.9%
Real estate taxes	40,374	41,751	(1,377)	(3.3)%	40,815	41,986	(1,171)	(2.8)%
Sales and marketing, gross	9,684	8,861	823	9.3%	9,685	8,861	824	9.3%
Property operating expenses, excluding deferrals and Property management	286,522	272,746	13,776	5.1%	294,901	276,878	18,023	6.5%
Income from property operations, excluding deferrals and Property management (1)	398,034	379,943	18,091	4.8%	408,925	383,794	25,131	6.5%
Property management	40,740	38,743	1,997	5.2%	40,742	38,743	1,999	5.2%
Income from property operations, excluding deferrals (1)	357,294	341,200	16,094	4.7%	368,183	345,051	23,132	6.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	5,445	3,394	2,051	60.4%	5,445	3,394	2,051	60.4%
Income from property operations (1)	$351,849	$337,806	$14,043	4.2%	$362,738	$341,657	$21,081	6.2%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations, which includes Core and Non-Core portfolios, for the nine months ended September 30, 2018 increased $21.1 million, or 6.2%, from the nine months ended September 30, 2017, primarily as a result of an increase of $14.0 million, or 4.2%, in our Core Portfolio income from property operations and an increase of $7.0 million, in our Non-Core Portfolio income from property operations from the nine months ended September 30, 2017. The increase in Core Portfolio income from property operations is primarily due to an increase in Community base rental income and Resort base rental income, partially offset by an increase in Property operating expenses, excluding deferrals and property management. The increase in Non-Core Portfolio income from property operations from the nine months ended September 30, 2017 is primarily driven by the performance of newly acquired properties and $3.7 million of insurance proceeds received during the nine months ended September 30, 2018, which we have identified as business interruption recovery at our RV properties in the Florida Keys.
Property Operating Revenues
Community base rental income in our Core Portfolio for the nine months ended September 30, 2018 increased $16.6 million, or 4.6% from the quarter ended September 30, 2017, which reflects 4.0% growth from rate increases and approximately 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $633 for the nine months ended September 30, 2018 from approximately $608 for the nine months ended September 30, 2017. The average occupancy for the Core Portfolio increased to 94.7% for the nine months ended September 30, 2018 from 94.2% for the nine months ended September 30, 2017.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for the nine months ended September 30, 2018 increased $11.3 million, or 7.0%, from the nine months ended September 30, 2017 driven by increases in annual, seasonal and transient revenues. Resort base rental income for the nine months ended September 30, 2018 and 2017 is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$104,120	$97,588	$6,532	6.7%	$109,175	$98,612	$10,563	10.7%
Seasonal	28,075	25,844	2,231	8.6%	29,067	28,353	714	2.5%
Transient	41,616	39,043	2,573	6.6%	45,594	42,629	2,965	7.0%
Resort base rental income	$173,811	$162,475	$11,336	7.0%	$183,836	$169,594	$14,242	8.4%
Utility and other income in our Core Portfolio increased by $1.9 million primarily driven by an increase in utility income as a result of higher electric and water income. This increase is offset by increased utility expense discussed below.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the nine months ended September 30, 2018 increased $13.8 million, or 5.1%, from the nine months ended September 30, 2017, primarily driven by an increase in property operating and maintenance expenses of $14.3 million. The increase in property operating and maintenance expenses was primarily driven by an increase in utility expense from increased electric, trash and sewer expenses, higher property payroll as a result of 2018 salary increases, higher insurance expense as a result of increased insurance premiums from our 2018 policy renewal and an increase in landscaping, tree trimming and contract repairs expenses. These increases were partially offset by higher clean up costs in 2017 related to storm events, most notably Hurricane Irma.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales.

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$20,643	$16,724	$3,919	23.4%
Cost of new home sales (1)	(20,256)	(16,467)	(3,789)	(23.0)%
Gross profit from new home sales	387	257	130	50.6%

Gross revenues from used home sales	6,110	8,148	(2,038)	(25.0)%
Cost of used home sales	(7,692)	(8,924)	1,232	13.8%
Loss from used home sales	(1,582)	(776)	(806)	(103.9)%

Brokered resale and ancillary services revenues, net	3,380	4,088	(708)	(17.3)%
Home selling expenses	(3,149)	(3,301)	152	4.6%
Income (loss) from home sales and other	$(964)	$268	$(1,232)	(459.7)%

Home sales volumes
Total new home sales (2)	417	413	4	1.0%
New Home Sales Volume - ECHO JV	74	126	(52)	(41.3)%
Used home sales	842	954	(112)	(11.7)%
Brokered home resales	677	659	18	2.7%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $1.0 million for the nine months ended September 30, 2018 compared with income from homes sales and other of $0.3 million for the nine months ended September 30, 2017. The loss from home sales and other was primarily due to an increase in the loss from used home sales and a decrease in ancillary services revenues.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations.

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2018	2017	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$35,107	$37,143	$(2,036)	(5.5)%
Rental home operating and maintenance	(4,957)	(4,912)	(45)	(0.9)%
Income from rental operations	30,150	32,231	(2,081)	(6.5)%
Depreciation on rental homes (2)	(7,323)	(7,910)	587	7.4%
Income from rental operations, net of depreciation	$22,827	$24,321	$(1,494)	(6.1)%

Gross investment in new manufactured home rental units (3)	$151,917	$131,389	$20,528	15.6%
Gross investment in used manufactured home rental units	$36,588	$44,624	$(8,036)	(18.0)%

Net investment in new manufactured home rental units	$122,947	$105,424	$17,523	16.6%
Net investment in used manufactured home rental units	$17,810	$24,833	$(7,023)	(28.3)%

Number of occupied rentals – new, end of period (4)	2,704	2,492	212	8.5%
Number of occupied rentals – used, end of period	1,515	2,010	(495)	(24.6)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $24.5 million and $26.3 million for the nine months ended September 30, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in Depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.1 million and $15.5 million as of September 30, 2018 and 2017, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 265 and 254 homes rented through our ECHO JV during the nine months ended September 30, 2018 and 2017, respectively.
The decrease in income from rental operations, net of depreciation, was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(96,630)	$(90,849)	$(5,781)	(6.4)%
Amortization of in-place leases	(5,069)	(2,128)	(2,941)	(138.2)%
Interest income	5,658	5,542	116	2.1%
Income from other investments, net	9,774	3,918	5,856	149.5%
General and administrative	(26,523)	(23,015)	(3,508)	(15.2)%
Transaction costs	—	(324)	324	100.0%
Other expenses	(1,096)	(814)	(282)	(34.6)%
Interest and related amortization	(78,478)	(74,728)	(3,750)	(5.0)%
Total other income and expenses, net	$(192,364)	$(182,398)	$(9,966)	(5.5)%

Other expenses, net increased $10.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily due to increases in depreciation on real estate and rental homes, interest and related amortization, general and administrative expenses and amortization of in-place leases. These increases were partially offset by $5.9 million insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma during the nine months ended September 30, 2018.

Management's Discussion and Analysis (continued)

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
We have entered into an at-the-market (“ATM”) offering program, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. During the quarter ended September 30, 2018, we sold 861,141 shares of common stock as part of our ATM equity offering program at a weighted average price per share of $91.45, resulting in gross cash proceeds of approximately $78.8 million. As of September 30, 2018, $71.2 million of common stock remained available for issuance under the ATM equity offering program.
In addition, we have available liquidity in the form of approximately 110.3 million shares of authorized but unissued common stock and approximately 10.0 million shares of authorized unissued preferred stock registered for sale under the Securities Act of 1933, as amended, by a shelf registration statement which was automatically effective when filed with the SEC. Our charter allows us to issue up to 200.0 million shares of Common Stock, par value $0.01 per share, and up to 10.0 million shares of preferred stock, par value $0.01 per share.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates enables us to meet this objective.
We expect to meet our short-term liquidity requirements, including capital improvements and dividend distributions for the next twelve months, mainly through available cash as well as net cash provided by operating activities and availability under our existing LOC. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
During the nine months ended September 30, 2018, we closed on one loan, secured by two RV resorts, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.83% per annum and matures in 2038. In connection with the Serendipity acquisition during the nine months ended September 30, 2018, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for total mortgage debt, secured by the manufactured home community, of $18.0 million. The loans carry an interest rate of 4.75% and mature in 2039.
During the nine months ended September 30, 2018, we borrowed and paid off amounts on our unsecured LOC, leaving a balance of $80.0 million at September 30, 2018. We believe that as of September 30, 2018, we have sufficient liquidity, in the form of $107.2 million in unrestricted cash and $320.0 million available on our LOC, to satisfy our near term obligations. On October 1, 2018, we paid off six mortgage loans of $66.3 million, including $0.1 million of prepayment penalties, using our LOC. The loans, which would have matured in 2019, had a weighted average interest rate of 6.07% per annum and were secured by six MH properties.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or additional equity securities. As of September 30, 2018, we have approximately $3.0 million of scheduled debt maturities in 2018 (excluding scheduled principal payments on debt maturing in 2018 and beyond). We expect to satisfy our 2018 maturities with existing cash and anticipated operating cash flow.

The table below summarizes cash flow activities:

	Nine Months Ended September 30,
(amounts in thousands)	2018	2017
Net cash provided by operating activities	$321,142	$303,322
Net cash used in investing activities	(244,469)	(135,986)
Net cash provided by (used in) financing activities	4,652	(146,281)
Net increase in cash and restricted cash	$81,325	$21,055

Management's Discussion and Analysis (continued)

Operating Activities
Net cash provided by operating activities increased $17.8 million to $321.1 million for the nine months ended September 30, 2018, from $303.3 million for the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $21.1 million and an increase in rents received in advance and security deposits, partially offset by a decrease in insurance proceeds.
Investing Activities
Net cash used in investing activities was $244.5 million for the nine months ended September 30, 2018 compared to $136.0 million for the nine months ended September 30, 2017. The increase in net cash used in investing activities was primarily due to an increase in real estate acquisitions and an increase in capital improvements. These increases were partially offset by a decrease in investment in joint ventures compared to the nine months ended September 30, 2017.
Capital Improvements
The table below summarizes capital improvement activities:

	Nine Months Ended September 30,
(amounts in thousands)	2018	2017
Recurring capital expenditures (1)	$32,965	$29,823
Property upgrades and site development(2)	35,200	20,931
New home investments (3)(4)	56,182	32,724
Used home investments (4)	2,663	3,113
Total property	127,010	86,591
Corporate	1,426	1,286
Total capital improvements	$128,436	$87,877
______________________
(1) Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.
(2) Includes $12.3 million of restoration and improvement capital expenditures related to Hurricane Irma for the nine months ended September 30, 2018.
(3) Excludes new home investment associated with our ECHO JV.
(4) Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $146.3 million for the nine months ended September 30, 2017. The change in financing activities was primarily due to redemption of our Series C Preferred Stock, increased proceeds from the sale of Common stock, increased proceeds from the line of credit compared to the nine months ended September 30, 2017, partially offset by a decrease in new mortgage debt proceeds, net and increased distributions during the nine months ended September 30, 2018.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we have no off-balance sheet arrangements.

Management's Discussion and Analysis (continued)

Critical Accounting Policies and Estimates
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies, which include impairment, lease accounting, revenue recognition and business combinations. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2018, except that we updated our revenue recognition policy related to right-to-use contracts pursuant to the adoption of ASU 2014-09 (see "Recently Adopted Accounting Pronouncements" within Note 2).
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 25, 2018	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2018	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)