Form 10-K
period 2018-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2019-02-26
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $7,583.0 million as of June 30, 2018 based upon the closing price of $91.90 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 20, 2019, 89,929,609 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 30, 2019.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," and "our." We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 1993.
We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969.
We have a unique business model where we own the land upon which we provide our customers the opportunity to place factory-built homes, cottages or RVs either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs and low customer turnover costs. Our portfolio is geographically diversified across highly desirable locations with a focus on both retirement and vacation destinations. Our properties attract retirees, vacationing families and second homeowners, while providing a lower cost home ownership alternative. We have more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We are one of the nation's largest real estate networks with a portfolio, as of December 31, 2018, of 414 Properties (including joint venture Properties) consisting of 155,447 Sites located throughout the United States and Canada. These Properties are located in 33 states and British Columbia.

WA
OR
CA
NV
ID
MT
WY
UT
CO
AZ
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD
4
3
2
4
7
16
4
11
6
7
6
26
9
10
4
4
2
2
5
3
6
6
7
6
2
2
4
3
6
9
18
12
42
16
15
9
14

———————————————————————————————————————————

1.	Above map excludes five properties classified as held for sale as of December 31, 2018.

Our Properties are designed and improved for home options of various sizes and designs that are produced off-site by third-party manufacturers, installed and set on designated Sites ("Site Set") within the Properties. These homes and cottages can range from approximately 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated Sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities, while others provide these services to customers from on-site facilities.
Employees and Organizational Structure
We have an annual average of approximately 4,100 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on delivering an exceptional customer experience for our residents and guests. Our Property operations are managed internally by wholly-owned affiliates of the Operating Partnership and are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers, who have substantial experience addressing the needs of customers and creating innovative approaches to maximize value for both customers and the Company through focused and effective property management. Complementing the field management staff are approximately 400 full-time corporate and regional employees who assist in all functions related to the management of our Properties.
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We contributed the proceeds from our initial public offering in 1993 and subsequent offerings to our Operating Partnership for partnership interests. The financial results of our Operating Partnership and our Subsidiaries are included in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), we have formed taxable REIT Subsidiaries, as defined in the Code, to engage in such activities.
Realty Systems, Inc. ("RSI") is our wholly owned taxable REIT subsidiary engaged in the business of purchasing and selling or leasing factory-built homes that are located in Properties owned and managed by us. RSI also offers home sale brokerage services to residents at such Properties who choose to move from a Property without relocating their homes. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by our taxable REIT Subsidiaries.
Business Objectives and Operating Strategies
Our primary business objective is to create value for stockholders through effective management of Properties. Our operating strategy is to own and operate the highest quality Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States. Through management of desirable Properties that provide an exceptional customer experience, we create communities valued by residents and guests while delivering value for stockholders.
We focus on Properties that have strong cash flow and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and retain these customers who take pride in the Property and in their homes. Our operating, investment and financing strategies include:

•	Consistently providing high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to add value, grow occupancy, maintain competitive market rents and control expenses;

•	Achieving growth and increasing property values through strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor existing and prospective customer satisfaction;

•
Selectively acquiring properties that offer opportunities for us to add value and enhance or create property concentrations in and around retirement or vacation destinations and major metropolitan areas to capitalize on operating synergies and incremental efficiencies;

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
Acquisitions and Dispositions
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for both customers and stockholders. Over the last decade we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 309 Properties with over 112,000 Sites to 414 Properties with over 155,400 Sites as of December 31, 2018. During the year ended December 31, 2018, we acquired eight Properties (four MH and four RV communities) with approximately 3,700 Sites. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives.
We believe that opportunities for property acquisitions are still available. Based on industry reports, we estimate there are approximately 50,000 manufactured home properties and approximately 8,000 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and approximately 3,600 of the MH properties and 1,100 of the RV properties contain 200 Sites or more. We believe this relatively high degree of fragmentation provides us the opportunity to purchase additional properties. We also believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
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
Acquisitions will be financed from the most efficient available sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of limited partnership interests in our Operating Partnership ("OP Units") as consideration for the acquired properties. We believe that an ownership structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
When evaluating potential acquisitions, we consider, among others, the following factors:

•	Current and projected cash flow of the property;

•	Geographic area and the type of property;

•	Replacement cost of the property, including land values, entitlements and zoning;

•	Location, construction quality, condition and design of the property;

•	Potential for capital appreciation of the property;

•	Terms of tenant leases or usage rights;

•	Opportunity to enhance the customer experience and add value through management expertise;

•	Potential for economies of scale through property concentrations;

•	Potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	Potential for expansion, including increasing the number of Sites;

•	Occupancy and demand by customers for properties of a similar type in the vicinity;

•	Prospects for liquidity through sale, financing or refinancing of the property;

•	Competition from existing properties and the potential for the construction of new properties in the area; and

•	Working capital demands.
When evaluating potential dispositions, we consider, among others, the following factors:

•	Whether the Property meets our current investment criteria;

•	Our desire to exit certain non-core markets and reallocate the capital into core markets; and

•	Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.

When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors periodically reviews the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Development - Current Portfolio. Integral to our growth and investment strategy, each Property is evaluated for expansion opportunities. Investment evaluation consists of: reviewing local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility and projected performance and conducting an operational review. When justified, development of land available for expansion ("Expansion Sites") allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flow through operational efficiencies. Overall, approximately 110 of our Properties have potential Expansion Sites, offering approximately 5,200 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we pursue properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 15 Properties and two vacant land parcels that contain approximately 231 acres for future expansion.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 10,900 Sites in 17 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
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
At Properties zoned for RV use, we have long-term relationships with many of our customers, who typically enter into short-term rental agreements. Many customers also leave deposits to reserve a Site for the following year. Generally, these customers cannot live full time on these Properties for reasons including their seasonal nature.
At Properties operated under the Thousand Trails brand designated for use by customers, who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days in exchange for annual dues payments. The customer may make a non-refundable upfront payment to upgrade the contract which increases usage rights during the contract term. We may finance the non-refundable upfront payment. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2019. We have a $100.0 million loss limit per occurrence with respect to our all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquakes in California. The deductibles for this policy primarily range from a $500,000 minimum to

5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Rent Control Legislation. At certain of our Properties state and local rent control laws dictate the structure of rent increases and in some cases outline the ability to recover the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent related legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware law requires rental increases greater than the change in the CPI to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of CPI. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers.
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
Industry
We believe that demand from baby boomers for manufactured housing and RV communities will continue to outpace supply for several years. We also believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of MH construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:

•
Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public's perception of manufactured housing, and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of revenues is significant. The initial development of the infrastructure may take up to two or three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property.

•
Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing) resulting in no interruption of rental payments to us, and (iv) moving a Site Set home from one property to another involves substantial cost and effort.

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association ("RVIA"), in a survey conducted by the University of Michigan in 2011, approximately 8.9 million or 8.5% of U.S. vehicle-owning households owned an RV. The 77 million people born in the United States from 1946 to 1964, or "baby boomers", make up the largest and one of the fastest growing segments in this market. According to Pew Research Center in 2010, every day 10,000 Americans turn 65 years old. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to 2018 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 19% within the next 15 years.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•
Construction Quality: The Department of Housing and Urban Development's ("HUD") standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In 1994, following the devastation left by Hurricane Andrew,

HUD introduced regulations that established different wind zones across the country. As a result, any homes set in place since 1994 must be able to withstand wind speeds of 70 miles per hour in Zone 1, 100 miles per hour in Zone 2 and 110 miles per hour in Zone 3. While most of the Unites States is designated wind Zone 1, areas most likely to be impacted by hurricanes are either Zone 2 or Zone 3.
Although construction of cottages, which are generally smaller homes, do not come under the same HUD regulations, they are built and certified in accordance with NFPA 1192-15 and ANSI A119.5 consensus standards for park model recreational vehicles and have many of the same quality features. RVIA operates a safety standards and inspection program that requires member manufacturers of all recreation vehicles, including park model RVs, to certify that each unit built complies with the requirements of the applicable standards.

•
Comparability to Site-Built Homes: Since inception, the Site Set housing industry has experienced a trend toward multi-section homes. The average current Site Set homes are approximately 1,426 square feet. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes at a fraction of the price. At our Properties, there is an active resale or rental market for these larger homes. According to the 2017 U.S. Census American Community Survey, manufactured homes represent 9.1% of single-family housing units.

•
Second Home and Vacation Home Demographics: According to 2017 National Association of Realtors ("NAR") reports, sales of second homes in 2016 accounted for 31% of residential transactions, or 1.9 million second-home sales in 2016 and a typical vacation-home buyer earned $89,900 in 2016. According to 2014 NAR reports, there were approximately 8.0 million vacation homes in 2013 and a typical vacation-home buyer was 43 years old. According to the 2018 NAR reports, approximately 33% of vacation homes were purchased in resort areas. Of vacation buyers who purchased homes in 2018, 33% purchased in beach areas, 21% purchased on a lake front and 15% purchased in rural areas. According to the 2017 NAR reports, 18% of vacation home buyers plan to own their home for future retirement. Looking ahead, we expect continued strong demand from baby boomers. It is estimated that approximately 10,000 baby boomers will turn 65 daily through 2030. Additionally, the population of people age 55 in the U.S. and older is expected to grow 19% from 2019 to 2034. We believe these individuals will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second-home sales and that homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments: According to statistics compiled by the U.S. Census Bureau, MH shipments have increased each year from 2010 to 2018. Shipments in 2018 increased 3.98% to 96,600 units as compared to shipments in 2017 of 92,900 units. According to the RVIA, wholesale shipments of RVs decreased 4.2% in 2018 to approximately 483,700 units as compared to 2017, a small dip in the otherwise positive trend in RV shipments that started in late 2009.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2018
600,000
500,000
400,000
300,000
200,000
100,000
-
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
RV's (2)
Manufactured Housing (MH) (1)

———————————————————————————————————————————

1.	U.S. Census: Manufactured Homes Survey

2.	Source: RVIA

•
Sales: Retail sales of RVs totaled approximately 436,440 in 2018, a 3.6% increase from 2017 RV sales of 421,436 and a 17.0% increase from 2016 RV sales of 373,032. We believe that consumers remain concerned about the current economy, and the potential for stagnant economic conditions in the future. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest. RV dealers typically have relationships with third party lenders who provide financing for the purchase of an RV.

•
Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for purchasers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the Safe Mortgage Licensing (SAFE) Act requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to purchasers of site-built homes, the few third party financing sources available to purchasers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. In 2013, we entered into a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties. Please see our risk factors in Item 1A. Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have positive impact on our customers' ability to obtain chattel financing, the actual impact on us as well as the industry cannot be determined at this time.

Available Information
We file reports electronically with the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also maintain a website with information about us as well as our press releases, investor presentations, and filings with the SEC at http://www.equitylifestyleproperties.com, which can be accessed free of charge. We intend to post material on our website from time to time that contains material non-public information. The posting of such information is intended to comply with our disclosure requirements under Regulation Fair Disclosure. Accordingly, in addition to following our SEC filings and public conference calls, we encourage investors, the media and others interested in us to review the business and financial information we post on our website. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC.
Previously, in addition to posting investor presentations on our website, we electronically furnished investor presentations to the SEC as exhibits to Current Reports on Form 8-K. Although we may continue to furnish our investor presentations as exhibits to Current Reports on Form 8-K, we intend to make our future investor presentations available only through our website. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
Investor Relations Department
Equity LifeStyle Properties, Inc.
Two North Riverside Plaza
Chicago, Illinois 60606
Phone: 1-800-247-5279
e-mail: investor_relations@equitylifestyle.com

Item 1A. Risk Factors
The following risk factors could cause our actual results to differ materially from those expressed or implied in forward-looking statements made in this Form 10-K and presented elsewhere by our management from time to time. These risk factors may have a material adverse effect on our business, financial condition, operating results and cash flows. Additional risks and uncertainties not presently known to us or that are currently not believed to be material may also affect our actual results.
Risks Relating to Our Operations and Real Estate Investments
Adverse Economic Conditions and Other Factors Could Adversely Affect the Economic Performance and Value of Our Properties and Our Cash Flows.
Several factors may adversely affect the economic performance and value of our Properties and our cash flows. These factors include:

•	changes in the national, regional and/or local economic climate;

•
the attractiveness of our Properties to customers, competition from other manufactured home communities and lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	the ability of manufactured home and RV manufacturers to adapt to changes in the economic climate and the availability of units from these manufacturers;

•
the ability of our potential customers to sell or lease their existing site-built residences in order to purchase homes or cottages at our Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the possible reduced ability of our potential customers to obtain financing on the purchase of homes, cottages or RVs;

•	the ability of our potential customers to obtain affordable chattel financing from manufactured home lenders;

•
our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	unfavorable weather conditions, especially on holiday weekends in the spring and summer months, could reduce the economic performance at our Properties;

•	change in climate and the occurrence of natural disasters or catastrophic events;

•
the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders or may result in claims including, but not limited to, foreclosure by a lender in the event of our inability to service our debt;

•	fluctuation in the exchange rate of the U.S. dollar to other currencies, primarily the Canadian dollar, as many of our customers who visit our northern and southern Properties are Canadians;

•
changes in U.S. social, political, economic conditions, laws, governmental regulations (including rent control laws and regulations governing usage, zoning and taxes and chattel financing), and policies governing health care systems and drug prices, tax laws, foreign trade, manufacturing, and development and investment;

•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy;

•	changes in laws and governmental regulations related to minimum wage increases; and

•	our ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
Economic Downturn in the States or Markets with a Large Concentration of Our Properties May Adversely Affect Our Cash Flows, Financial Condition and Ability to Make Distributions.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas in which a substantial number of our Properties are located. Changes in national economic conditions and in the economic conditions of the regions in which we conduct substantial business may have an adverse effect on the real estate values of our Properties, our financial performance and the market price of our common stock. As we have a large concentration of properties in certain markets, most notably Florida, California, and Arizona, adverse market and economic conditions in these areas of high concentration, which significantly affect such factors as occupancy and rental rates, could have a significant impact on our revenues, cash flows, financial condition and ability to make distributions. In a recession or under other adverse economic conditions, such as during a government shutdown, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe should be sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
Certain of Our Properties, Primarily our RV Communities, are Subject to Seasonality and Cyclicality.
Some of our RV communities are used primarily by vacationers and campers. These Properties experience seasonal demand, which generally increases in the spring and summer months and decreases in the fall and winter months. As such, results for a certain quarter may not be indicative of the results of future quarters. In addition, because our RV communities are primarily used by vacationers and campers, economic cyclicality resulting in a downturn that affects discretionary spending and disposable income for leisure-time activities, as well as unfavorable weather conditions during the spring and summer months, could adversely affect our cash flows.
Competition for Acquisitions May Result in Increased Prices for Properties and Associated Costs and Increased Costs of Financing.
We expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. Such competition increases prices for Properties and can also result in increased fixed costs, such as real estate taxes. To the extent we are unable to effectively compete or acquire properties with more favorable terms than we are able to negotiate, our business may be adversely affected. Further, we expect to acquire Properties with cash from sources including but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, offerings of OP Units, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable Property acquisitions on favorable terms, or at all, and increased competition can cause difficulties obtaining new financing or securing favorable financing terms.
New Acquisitions May Fail to Perform as Expected and the Intended Benefits May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

•	integration may prove costly or time-consuming and may divert management's attention from the management of daily operations;

•	difficulties or an inability to access capital or increases in financing costs;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities;

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

•	expected synergies may not materialize; and

•	we may acquire properties in new markets where we face risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.

As a result of the foregoing, we may not accurately estimate or identify all costs necessary to bring an acquired Property up to standards established for our intended market position. As such, we cannot provide assurance that any acquisition that we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.
Development and Expansion Properties May Fail to Perform as Expected and the Intended Benefits May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.

We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased construction costs and lower than expected revenues. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition and Results of Operations.
We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our Properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates.
Real Estate Investments Are Illiquid. Therefore, We May Not be Able to Sell Properties.
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
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which may adversely impact our ability to operate these Properties and generate revenues. We have 13 Properties in our portfolio subject to ground lease agreements for land, which we do not own. Four of the 13 Properties, which generated approximately $5.7 million of income from operations for the year ended December 31, 2018, are subject to ground lease agreements with a final expiration date before 2023. We intend to pursue renewal of these ground leases prior to expiration, but can provide no assurance that we will be successful in our efforts.
Our Ability to Sell or Rent Manufactured Homes Could be Impaired, Resulting in Reduced Cash Flows.
Selling and renting homes is a primary part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:

•	downturns in economic conditions disrupting the single-family housing market;

•	local conditions, such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties;

•	increased costs to acquire homes;

•	our ability to obtain an adequate supply of homes at reasonable costs from MH suppliers;

•	the ability of customers to obtain affordable financing; and

•	demographics, such as the retirement of the "baby boomers", and their demand for access to our lifestyle-oriented Properties.
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. Legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing and especially for individuals with moderate income to obtain loans to purchase manufactured housing or RVs. Homeowners' ability to obtain affordable financing could affect our ability to sell homes.
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

Our Business Operations Are Dependent On Software And Computer Systems Operated And Maintained By Third-Party Vendors.

We rely on the software and computer systems of third-party vendors to process and store information required for our business operations. Any disruption in the operations of these third-party vendors could adversely affect our business operations. While we require all vendors to maintain appropriate back-up copies of our information, transitioning to a new vendor can be time-consuming and disruptive, which could lead to lost revenues and damage to our business reputation.
Risks Relating to Governmental Regulation and Potential Litigation
Changes to Federal and State Laws and Regulations Could Adversely Affect Our Operations and the Market Price of Our Common Stock.
Our business operations are subject to certain federal and state laws and regulations including but not limited to the following:

•	Rent Control Legislation
Certain of our Properties are subject to state and local rent control regulations that dictate rent increases and our ability to recover increases in operating expenses and the costs of capital improvements. In addition, in certain jurisdictions, such regulations allow residents to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the residents of the value of our land, which would otherwise be reflected in market rents. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers. In addition, we operate certain of our Properties, and may acquire additional properties, in high cost markets where the demand for affordable housing may result in the adoption of new rent control legislation that may impact rent increases.
We also own Properties in certain areas of the country where the rental rates at our Properties have not increased as fast as real estate values either because of locally imposed rent control or long term leases. In such areas, certain local government entities have at times investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we anticipate exercising all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition.
Resident groups have previously filed lawsuits against us seeking to limit rent increases and/or seeking large damage awards for our alleged failure to properly maintain certain Properties or other resident related matters. An adverse finding against us in any such proceeding could materially and adversely affect our results of operations, financial condition and distributions to our stockholders.

•	Occupational, Safety and Health Act
Our Properties are subject to regulation under the federal Occupational, Safety and Health Act ("OSHA"), which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. Although we believe that our Properties are in compliance in all material respects with applicable requirements, complying with OSHA and similar laws can be costly and any failure to comply with these regulations could result in penalties or potential litigation.

•	Americans with Disabilities Act
Under the Americans with Disabilities Act ("ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Although we believe that our Properties are in compliance in all material respects with applicable requirements, noncompliance with the ADA or related laws or regulations could result in the U.S. government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors. Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such access.

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
Environmental Risks
Natural Disasters Could Adversely Affect the Value of Our Properties and Cash Flows: Climate Change Could Increase the Frequency and Severity of Natural Disasters.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2018, we owned or had an ownership interest in 414 Properties located in 33 states and British Columbia, including 144 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our cash flows, financial condition and results of operations.
To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for our coastal Properties or our inability to operate them. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
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
Risks Relating to Debt and the Financial Markets
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Results of Operations.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2,385.9 million as of December 31, 2018, of which approximately $117.0 million, or 4.9%, matures in 2020. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:

•	our cash flows could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;

•
we might be required to use a substantial portion of our cash flows from operations to pay our indebtedness, thereby reducing the availability of our cash flows to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
terms of refinancing may not be as favorable as the terms of existing indebtedness, resulting in higher interest rates that adversely affect net income, cash flows and our ability to service debt and make distributions to stockholders;

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay all maturing debt; and

•
to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property will result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note.

Our Ability to Obtain Mortgage Financing Or Refinance Maturing Mortgages May Adversely Affect Our Financial Condition.
Lenders' demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. Future market factors including increases in the U.S. federal reserve funds rate will likely result in an increase in market interest rates, which may increase the costs of refinancing existing indebtedness or obtaining new debt.
Additionally, future disruptions in capital and credit markets, including potential reforms to Fannie Mae and Freddie Mac, could impact both the capacity and liquidity of lenders, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. This could have an adverse effect on our ability to refinance maturing debt and/or react to changing economic and business conditions.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 20.4% as of December 31, 2018. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

We May Be Adversely Affected By Changes in LIBOR Reporting Practices Or The Method In Which LIBOR Is Determined.

In July 2017, the Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our floating rate borrowings and derivative instruments are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and as a result on our financing costs.
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
Maryland Law Imposes Certain Limitations on Changes of Control.
Certain provisions of Maryland law prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an "Interested Stockholder"), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under Maryland law any business combination with Samuel Zell, who is Chairman of our Board of Directors, certain holders of OP Units who received them at the time of our initial public offering, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2019 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
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
Issuances or Sales of our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, Funds From Operations (“FFO”) per share and Normalized Funds From Operations ("Normalized FFO") per share. We may sell common shares under our at-the-market ("ATM") equity offering program from time-to-time. During the year ended December 31, 2018, we sold 861,141 of common shares through our then-existing ATM equity offering program in connection with the acquisitions during the year. The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
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
If, with respect to any taxable year, we failed to maintain our qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. If we lost our REIT status, we could not deduct distributions to stockholders in computing our net taxable income at regular corporate rates and we would be subject to U.S. federal income tax on our net taxable incomes. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to stockholders. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.
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
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. The Tax Cuts and Jobs Act lacks clarification with regard to many aspects and is likely subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service, any of which could lessen or increase the impact of the Tax Cuts and Jobs Act. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this stage of the law’s implementation. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations. For additional discussion of the Tax Cuts and Jobs Act, see "Recent U.S. Federal Income Tax Legislation." You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.
Other Risk Factors Affecting Our Business
Some Potential Losses Are Not Covered by Insurance.
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. In addition, we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability, Fiduciary liability and Cyber liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as punitive damages, lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Our current property and casualty insurance policies, which we plan to renew, expire on April 1, 2019. We have a $100 million loss limit per occurrence with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents.
We rely extensively on internally and externally hosted computer systems to process transactions and manage our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites require access to telecommunications or the internet, each of which is subject to system security risks, cybersecurity breaches, outages and other risks. These could include attempts to gain unauthorized access to our data and computer systems, or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions, including disruptions that result in our and our customers' loss of access to our information systems. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cyber incident and that our financial results will not be negatively impacted by such an incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us.
Social Media Platforms or Social Media Sites Could Cause Us to Suffer Brand Damage or Information Leakage.
    The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our officers, employees or directors or our Properties on any social networking platform could damage our image, or our Properties' reputations. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by negative posts and comments. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

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
Additionally, the bodies that set accounting standards for public companies, including the Financial Accounting Standards Board ("FASB"), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that we report our financial condition, results of operations and cash flows. These changes can be difficult to predict and can materially impact our reported financial results. In some cases, we could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of our financial statements for prior periods.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

General
Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our customers, with most offering a clubhouse, a swimming pool, laundry facilities, cable television and internet service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, pickleball, shuffleboard and basketball courts, exercise rooms and various social activities. Since most of our customers generally own their home and live in our communities for a long time, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that customers comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2018, we owned or had an ownership interest in a portfolio of 414 Properties located throughout the United States and British Columbia containing 155,447 Sites. A total of 118 of the Properties are encumbered by debt as of December 31, 2018 (see Note 8 to the Consolidated Financial Statements for a description of this debt). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, including deferrals, for the year ended December 31, 2018.
The following table sets forth certain information relating to our 397 wholly owned Properties containing 149,506 Sites as of December 31, 2018. These Properties are categorized according to major markets and exclude Properties owned through joint ventures. The total number of annual Sites presented for the RV communities represents Sites occupied by annual customers and are presented as 100%. Percentage occupancy subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	100.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	89.2%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	93.5%
Bulow Plantation	Flagler Beach	FL	MH	323	181	276	276	100.0%
Bulow Village RV	Flagler Beach	FL	RV	(e)		352	112	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes (c)	Fort Lauderdale	FL	MH	103		612	612	97.9%
Park City West	Fort Lauderdale	FL	MH	60		363	363	98.3%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	98.0%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(e)		130	53	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	91.1%
Maralago Cay	Lantana	FL	MH	102		602	602	99.8%
Coral Cay Plantation	Margate	FL	MH	121		818	818	99.5%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Lakewood Village	Melbourne	FL	MH	68		349	349	86.0%
Miami Everglades	Miami	FL	RV	34		303	97	100.0%
Holiday Village	Ormond Beach	FL	MH	43		301	301	87.7%
Sunshine Holiday	Ormond Beach	FL	RV	69		349	134	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	97.4%
Breezy Hill RV	Pompano Beach	FL	RV	52		762	399	100.0%
Highland Wood RV	Pompano Beach	FL	RV	15		148	18	100.0%
Lighthouse Pointe	Port Orange	FL	MH	64		433	433	83.8%
Pickwick	Port Orange	FL	MH	84	6	432	432	100.0%
Rose Bay	Port Orange	FL	RV	21		303	203	100.0%
Palm Lake (c)	Riviera Beach	FL	MH	154		915	915	70.8%
Indian Oaks	Rockledge	FL	MH	38		208	208	99.5%
Space Coast	Rockledge	FL	RV	24		270	149	100.0%
Countryside	Vero Beach	FL	MH	125		644	644	93.8%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	86.0%
Heron Cay	Vero Beach	FL	MH	130		588	588	89.1%
Holiday Village, FL	Vero Beach	FL	MH	20		128	128	—%
Sunshine Travel	Vero Beach	FL	RV	30	6	300	134	100.0%
Vero Palm	Vero Beach	FL	MH	64		285	285	86.7%
Village Green	Vero Beach	FL	MH	174		782	782	88.6%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	18	778	778	99.4%
Clover Leaf Forest	Brooksville	FL	RV	30		277	147	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	479	100.0%
Lake Magic	Clermont	FL	RV	69		471	151	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	98.3%
Orlando	Clermont	FL	RV	270	30	850	150	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms	Eustis	FL	RV	120		950	358	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%
Grand Island	Grand Island	FL	MH	35		362	362	72.9%
Sherwood Forest	Kissimmee	FL	MH	124		769	769	98.2%
Sherwood Forest RV Park	Kissimmee	FL	RV	107		513	151	100.0%
Tropical Palms	Kissimmee	FL	RV	59		566	203	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	100.0%
Beacon Terrace	Lakeland	FL	MH	55		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	100.0%
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.4%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	91.5%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	88.2%
Southernaire	Mt. Dora	FL	MH	14		114	114	89.5%
Foxwood Farms	Ocala	FL	MH	56		365	365	87.1%
Oak Bend	Ocala	FL	MH	62	17	262	262	89.7%
Villas at Spanish Oaks	Ocala	FL	MH	69		455	455	87.9%
Audubon	Orlando	FL	MH	40		280	280	99.6%
Hidden Valley	Orlando	FL	MH	50		303	303	99.7%
Starlight Ranch	Orlando	FL	MH	130		783	783	91.3%
Covington Estates	Saint Cloud	FL	MH	59		241	241	99.6%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.4%
Three Flags RV Resort	Wildwood	FL	RV	23		221	50	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	159	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV	Arcadia	FL	RV	196		499	124	100.0%
Toby's RV	Arcadia	FL	RV	44		379	265	100.0%
Sunshine Key RV Resort	Big Pine Key	FL	RV	54		409	55	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	98.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	238	100.0%
Glen Ellen	Clearwater	FL	MH	12		106	106	90.6%
Hillcrest	Clearwater	FL	MH	25		278	278	96.4%
Holiday Ranch	Clearwater	FL	MH	12		150	150	94.7%
Serendipity (c)	Clearwater	FL	MH	55		425	425	96.0%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	96.8%
Shady Lane Village	Clearwater	FL	MH	19		156	156	96.2%
Silk Oak	Clearwater	FL	MH	19		181	181	95.6%
Crystal Isles	Crystal River	FL	RV	38		260	82	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	99.2%
Colony Cove	Ellenton	FL	MH	538	61	2,206	2,206	98.6%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	100.0%
Fort Myers Beach Resort	Fort Myers	FL	RV	31		306	133	100.0%
Gulf Air Travel	Fort Myers Beach	FL	RV	25		246	159	100.0%
Holiday Travel Park (c)	Holiday	FL	RV	45		613	540	100.0%
Barrington Hills	Hudson	FL	RV	28		392	250	100.0%
Down Yonder	Largo	FL	MH	50		361	361	99.7%
East Bay Oaks	Largo	FL	MH	40		328	328	99.7%
Eldorado Village	Largo	FL	MH	25		227	227	98.7%
Paradise Park - Largo	Largo	FL	MH	15		108	108	99.1%
Shangri La	Largo	FL	MH	14		160	160	93.8%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Vacation Village	Largo	FL	RV	29		293	169	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	93.4%
Fiesta Key	Long Key	FL	RV	28	4	324	13	100.0%
Pasco	Lutz	FL	RV	27		255	206	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	99.8%
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.8%
Harbor View	New Port Richey	FL	MH	69		471	471	98.5%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	99.6%
Lake Village	Nokomis	FL	MH	65		391	391	99.5%
Royal Coachman	Nokomis	FL	RV	111		546	456	100.0%
Buccaneer	North Fort Myers	FL	MH	223	39	971	971	99.7%
Island Vista	North Fort Myers	FL	MH	121		616	616	78.6%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	100.0%
Pine Lakes	North Fort Myers	FL	MH	314		584	584	100.0%
Pioneer Village	North Fort Myers	FL	RV	90		733	386	100.0%
Sunseekers RV Resort (c)	North Fort Myers	FL	RV	16		241	145	100.0%
The Heritage	North Fort Myers	FL	MH	214	22	453	453	99.1%
Windmill Village	North Fort Myers	FL	MH	69		491	491	92.3%
Silver Dollar Resort	Odessa	FL	RV	412		459	386	100.0%
Terra Ceia	Palmetto	FL	RV	18		203	156	100.0%
The Arbors at Countrywood	Plant City	FL	MH	(e)		62	62	—%
The Lakes at Countrywood	Plant City	FL	MH	122		424	424	95.5%
The Meadows at Countrywood	Plant City	FL	MH	140	13	737	737	104.5%
The Oaks at Countrywood	Plant City	FL	MH	44		168	168	89.3%
Harbor Lakes	Port Charlotte	FL	RV	80		528	348	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%
Gulf View	Punta Gorda	FL	RV	78		206	78	100.0%
Tropical Palms	Punta Gorda	FL	MH	50		294	294	92.5%
Kingswood (c)	Riverview	FL	MH	52		229	229	99.1%
Winds of St Armands North	Sarasota	FL	MH	74		471	471	100.0%
Winds of St Armands South	Sarasota	FL	MH	61	20	306	306	100.0%
Topics RV	Spring Hill	FL	RV	35		230	177	100.0%
Pine Island RV Resort	St. James City	FL	RV	31		363	94	100.0%
Carefree Village	Tampa	FL	MH	58		397	397	98.2%
Tarpon Glen	Tarpon Springs	FL	MH	24		169	169	94.7%
Featherock	Valrico	FL	MH	84		521	521	99.8%
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.6%
Ramblers Rest	Venice	FL	RV	117		647	390	100.0%
Peace River	Wauchula	FL	RV	72		454	43	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Crystal Lake-Zephyrhills	Zephyrhills	FL	MH	147	26	366	366	86.1%
Forest Lake Estates	Zephyrhills	FL	MH	164	66	892	892	100.0%
Forest Lake Village	Zephyrhills	FL	RV	42		274	179	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	77.9%
Total Florida Market				10,840	535	57,022	47,596	95.6%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	99.7%
Colony Park	Ceres	CA	MH	20		186	186	96.8%
Russian River	Cloverdale	CA	RV	41		135	11	100.0%
Snowflower (f)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	97.5%
Yosemite Lakes	Groveland	CA	RV	403	30	299	1	100.0%
Tahoe Valley (d) (f)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	99.2%
Ponderosa	Lotus	CA	RV	22		170	15	100.0%
Turtle Beach	Manteca	CA	RV	39		79	19	100.0%
Coralwood (d)	Modesto	CA	MH	22		194	194	99.5%
Lake Minden	Nicolaus	CA	RV	165	82	323	8	100.0%
Lake of the Springs	Oregon House	CA	RV	954	507	541	67	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%
San Francisco RV (f)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	97.3%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow (d)	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Westwinds (4 Properties) (d)	San Jose	CA	MH	88		723	723	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63		396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	99.5%
Santa Cruz Ranch RV Resort (f)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	85.2%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	18	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	99.0%
Date Palm Country Club (d)	Cathedral City	CA	MH	232	3	538	538	98.7%
Date Palm RV	Cathedral City	CA	RV	(e)		140	20	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Oakzanita Springs	Descanso	CA	RV	145	5	146	18	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	98.7%
Rancho Valley	El Cajon	CA	MH	19		140	140	100.0%
Royal Holiday	Hemet	CA	MH	22		198	198	61.1%
Idyllwild	Idyllwild	CA	RV	191		287	52	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	74	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	53	100.0%
Morgan Hill	Morgan Hill	CA	RV	62		339	13	100.0%
Pacific Dunes Ranch (f)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	46	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	17	100.0%
Las Palmas	Rialto	CA	MH	18		136	136	99.3%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	23	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	99.7%
Lamplighter	Spring Valley	CA	MH	32		270	270	99.6%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	96.3%
Total California Market				5,017	710	13,681	7,150	98.0%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	296	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%
Golden Sun RV	Apache Junction	AZ	RV	33		329	197	100.0%
Valley Vista	Benson	AZ	RV	6		145	5	100.0%
Casita Verde RV Resort	Casa Grande	AZ	RV	14		192	87	100.0%
Fiesta Grande RV Resort	Casa Grande	AZ	RV	77		767	523	100.0%
Foothills West RV Resort	Casa Grande	AZ	RV	16		188	122	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	96.3%
Verde Valley	Cottonwood	AZ	RV	273	118	352	105	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	95.4%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	96.6%
Palm Shadows	Glendale	AZ	MH	33		293	293	91.8%
Hacienda De Valencia	Mesa	AZ	MH	51		364	364	98.6%
Mesa Spirit	Mesa	AZ	RV	90		1,600	746	100.0%
Monte Vista	Mesa	AZ	RV	142	33	947	768	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	98.8%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	98.5%
Viewpoint	Mesa	AZ	RV	332	15	2,188	1,759	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Apollo Village	Peoria	AZ	MH	29	3	238	238	96.2%
Casa del Sol West I	Peoria	AZ	MH	31		245	245	99.2%
Carefree Manor	Phoenix	AZ	MH	16		130	130	95.4%
Central Park	Phoenix	AZ	MH	37		293	293	95.6%
Desert Skies	Phoenix	AZ	MH	24		166	166	98.8%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	95.5%
Whispering Palms	Phoenix	AZ	MH	15		116	116	94.8%
Desert Vista	Salome	AZ	RV	10		125	1	100.0%
Sedona Shadows	Sedona	AZ	MH	48	2	198	198	99.0%
Venture In RV Resort	Show Low	AZ	RV	26		389	273	100.0%
Paradise	Sun City	AZ	RV	80		950	738	100.0%
The Meadows	Tempe	AZ	MH	60		390	390	99.5%
Fairview Manor	Tucson	AZ	MH	28		235	235	99.6%
Westpark	Wickenburg	AZ	MH	48	7	231	231	97.0%
Araby	Yuma	AZ	RV	25	3	337	292	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	248	100.0%
Capri RV Park	Yuma	AZ	RV	20		303	190	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	105	100.0%
Foothill	Yuma	AZ	RV	18		180	59	100.0%
Mesa Verde	Yuma	AZ	RV	28		345	276	100.0%
Suni Sands	Yuma	AZ	RV	34		336	169	100.0%
Total Arizona Market				2,061	190	15,837	11,873	98.9%

Colorado:
Hillcrest Village	Aurora	CO	MH	72		602	602	99.8%
Cimarron Village	Broomfield	CO	MH	50		327	327	100.0%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	99.6%
Bear Creek	Denver	CO	MH	12		121	121	97.5%
Holiday Hills	Denver	CO	MH	99		736	736	97.6%
Golden Terrace	Golden	CO	MH	32		263	263	100.0%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (f)	Golden	CO	RV	(e)		80	—	—%
Golden Terrace West	Golden	CO	MH	39	7	311	311	100.0%
Pueblo Grande	Pueblo	CO	MH	33		252	252	62.3%
Woodland Hills	Thornton	CO	MH	55		434	434	100.0%
Total Colorado Market				445	7	3,446	3,366	98.9%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	95.2%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.3%
McNicol	Lewes	DE	MH	25		93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	98.0%
Mariners Cove	Millsboro	DE	MH	101		374	374	95.7%
Sweetbriar	Millsboro	DE	MH	38		146	146	93.8%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	60	100.0%
Hillcrest-MA	Rockland	MA	MH	19		79	79	94.9%
The Glen	Rockland	MA	MH	24		36	36	100.0%
Old Chatham Road RV	South Dennis	MA	RV	47		312	255	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	76	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	97.9%
Williams Estates and Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mount Desert Narrows	Bar Harbor	ME	RV	90	12	206	9	100.0%
Patten Pond	Ellsworth	ME	RV	43	60	137	12	100.0%
Pinehirst RV Resort	Old Orchard Beach	ME	RV	58		550	482	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	8	100.0%
Moody Beach	Wells	ME	RV	48	10	203	94	100.0%
Sandy Beach RV Resort	Contoocook	NH	RV	40		190	99	100.0%
Pine Acres	Raymond	NH	RV	100		421	287	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	216	100.0%
King Nummy (c)	Cape May Court House	NJ	RV	83		313	258	100.0%
Mays Landing	Mays Landing	NJ	RV	18		168	80	100.0%
Echo Farms	Ocean View	NJ	RV	31		237	206	100.0%
Lake & Shore	Ocean View	NJ	RV	162		401	269	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	55	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	321	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	86.1%
Rondout Valley Resort	Accord	NY	RV	184	94	398	100	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	338	100.0%
Lake George Escape	Lake George	NY	RV	178		576	52	100.0%
The Woodlands	Lockport	NY	MH	225	76	1,192	1,192	91.4%
Greenwood Village	Manorville	NY	MH	79	14	512	512	97.7%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,212	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	86	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	98.7%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Sun Valley	Bowmansville	PA	RV	86	3	265	155	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	96.1%
Gettysburg Farm	Dover	PA	RV	124	62	265	85	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	95	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	146	100.0%
Circle M	Lancaster	PA	RV	103	13	380	85	100.0%
Hershey	Lebanon	PA	RV	196	20	297	60	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	131	100.0%
Dutch County	Manheim	PA	RV	102	60	269	80	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	144	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	96.7%
Scotrun	Scotrun	PA	RV	63	6	178	123	100.0%
Appalachian	Shartlesville	PA	RV	86	30	358	204	100.0%
Mountain View-PA	Walnutport	PA	MH	45		187	187	92.0%
Timber Creek (c)	Westerly	RI	RV	108		364	354	100.0%
Total Northeast Market				5,083	845	19,417	14,203	97.3%

Southeast:
Hidden Cove	Arley	AL	RV	99	60	79	56	100.0%
Diamond Caverns Resort & Golf Club	Park City	KY	RV	714	218	220	24	100.0%
Forest Lake	Advance	NC	RV	306	34	305	163	100.0%
Scenic	Asheville	NC	MH	28	2	203	203	95.6%
Waterway RV	Cedar Point	NC	RV	27		336	331	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	362	100.0%
Green Mountain Park	Lenoir	NC	RV	1,077	3	447	184	100.0%
Lake Gaston	Littleton	NC	RV	69		235	200	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	266	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	76.0%
Goose Creek Resort	Newport	NC	RV	92		735	670	100.0%
Whispering Pines RV	Newport	NC	RV	34		278	191	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	67	100.0%
Inlet Oaks	Murrells Inlet	SC	MH	35		172	172	100.0%
The Oaks at Point South	Yemassee	SC	RV	10		93	24	100.0%
Natchez Trace	Hohenwald	TN	RV	672	340	531	186	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	6	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69		146	50	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	61	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	143	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Virginia Landing	Quinby	VA	RV	863		233	1	100.0%
Grey's Point	Topping	VA	RV	125	16	791	497	100.0%
Bethpage	Urbanna	VA	RV	271	104	1,034	559	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	92	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	99.4%
Total Southeast Market				5,838	1,091	9,210	5,680	99.2%

Midwest:
O'Connell's	Amboy	IL	RV	286	89	725	376	100.0%
Pheasant Lake Estates	Beecher	IL	MH	160	112	613	613	97.7%
Pine Country	Belvidere	IL	RV	131	10	216	146	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	89.4%
Golf Vista Estates	Monee	IL	MH	144	17	408	408	96.6%
Indian Lakes	Batesville	IN	RV	545	104	1,058	545	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	97	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	237	100.0%
Hoosier Estates (g)	Lebanon	IN	MH	60		288	288	96.9%
Lakeside	New Carlisle	IN	RV	13		89	88	100.0%
Oak Tree Village (g)	Portage	IN	MH	76		361	361	68.4%
North Glen Village (g)	Westfield	IN	MH	88		282	282	85.1%
Lake in the Hills (g)	Auburn Hills	MI	MH	51		238	238	92.4%
Bear Cave Resort	Buchanan	MI	RV	25	10	136	35	100.0%
Saint Claire	Saint Claire	MI	RV	210	100	229	130	100.0%
Swan Creek (g)	Ypsilanti	MI	MH	59		294	294	95.9%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	88.8%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	86.1%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	89.5%
Rosemount Woods	Rosemount	MN	MH	50		182	182	98.9%
Buena Vista	Fargo	ND	MH	76		399	399	82.7%
Meadow Park	Fargo	ND	MH	17		116	116	82.8%
Kenisee Lake	Jefferson	OH	RV	143	50	119	85	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	121	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	270	270	98.9%
Fremont	Fremont	WI	RV	98	5	325	132	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	30	214	138	100.0%
Blackhawk	Milton	WI	RV	214	24	490	338	100.0%
Lakeland RV	Milton	WI	RV	107	5	682	427	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	92.4%
Plymouth Rock	Plymouth	WI	RV	133	40	610	423	100.0%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	196	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	189	100.0%
Arrowhead	Wisconsin Dells	WI	RV	166	40	377	190	100.0%
Total Midwest Market				4,426	819	12,418	9,694	94.1%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	79.1%
Maple Grove	Boise	ID	MH	38		271	271	80.8%
Shenandoah Estates	Boise	ID	MH	24		153	153	98.7%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	99.7%
Bonanza	Las Vegas	NV	MH	43		353	353	55.5%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	76.3%
Cabana	Las Vegas	NV	MH	37		263	263	95.1%
Flamingo West	Las Vegas	NV	MH	37		258	258	99.2%
Las Vegas	Las Vegas	NV	RV	11		217	23	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	71.7%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St. George (f)	Hurricane	UT	RV	26	1	123	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	100.0%
Total Nevada, Utah and Idaho Market				473	1	3,288	2,971	86.5%

Northwest:
Cultus Lake (Canada) (d)	Lindell Beach	BC	RV	15		178	52	100.0%
Thousand Trails Bend	Bend	OR	RV	289	116	351	55	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	99.4%
Pacific City	Cloverdale	OR	RV	105	50	307	21	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	100.0%
Portland Fairview	Fairview	OR	RV	30		407	244	100.0%
Quail Hollow (d)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	8	100.0%
Seaside Resort	Seaside	OR	RV	80		251	28	100.0%
Whaler's Rest Resort	South Beach	OR	RV	39		170	17	100.0%
Mt. Hood	Welches	OR	RV	115	30	515	102	100.0%
Birch Bay	Blaine	WA	RV	31		246	25	100.0%
Mt. Vernon	Bow	WA	RV	311		251	30	100.0%
Chehalis	Chehalis	WA	RV	309		360	22	100.0%
Grandy Creek (f)	Concrete	WA	RV	63		179	—	—%
Tall Chief (f)	Fall City	WA	RV	71		180	—	—%

Property	City	State	MH/RV	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/18	Total Number of Annual Sites as of 12/31/18	Annual Site Occupancy as of 12/31/18
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (d)	La Conner	WA	RV	106		319	44	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	19	100.0%
Thunderbird Resort	Monroe	WA	RV	45	2	136	21	100.0%
Little Diamond	Newport	WA	RV	360	30	520	2	100.0%
Oceana Resort	Ocean City	WA	RV	16		84	10	100.0%
Crescent Bar Resort	Quincy	WA	RV	14		115	18	100.0%
Long Beach	Seaview	WA	RV	17		144	16	100.0%
Paradise Resort	Silver Creek	WA	RV	60		214	6	100.0%
Total Northwest Market				2,503	263	6,131	1,474	99.9%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	321	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	68	100.0%
Colorado River	Columbus	TX	RV	218	51	132	24	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	484	100.0%
Lake Texoma (d)	Gordonville	TX	RV	201	133	301	82	100.0%
Lakewood	Harlingen	TX	RV	30		301	117	100.0%
Paradise Park RV	Harlingen	TX	RV	60		563	289	100.0%
Sunshine RV	Harlingen	TX	RV	84		1,027	370	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	193	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	66	100.0%
Paradise South	Mercedes	TX	RV	49		493	196	100.0%
Lake Tawakoni (d)	Point	TX	RV	324	11	293	111	100.0%
Fun n Sun RV Park	San Benito	TX	RV	135	40	1,435	629	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	154	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	315	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	35	100.0%
Lake Conroe	Willis	TX	RV	129	30	481	237	100.0%
Total Texas Market				2,648	773	9,056	3,691	100.0%
Grand Total All Markets				39,334	5,234	149,506	107,698	96.4%
 _____________________

(a)	Acres are approximate. Acreage for some Properties were estimated based upon 10 Sites per acre.

(b)
Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Property acquired in 2018.

(d)	Land is leased by us under a non-cancelable operating lease (see Note 12 to the Consolidated Financial Statements).

(e)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(f)	Property does not contain annual Sites.

(g)	Property was classified as held for sale as of December 31, 2018.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 18. Commitment and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ELS. As of December 31, 2018, there were 280 holders of record of our common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/18-10/31/18	—	$—	None	None
11/1/18-11/30/18	—	$—	None	None
12/1/18-12/31/18	31,294	$96.23	None	None
 ____________________

(a)
All shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due to primarily the vesting of Restricted Share Grants. Certain of our executive officers and directors may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Dividends and Distributions
We distribute regular quarterly dividends to our stockholders. In order to maintain our qualification as a REIT, we are required, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and any net capital gain. In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings.
In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations, there can be no assurance that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. Please see Item 1A. Risk Factors on this Form 10-K for a description of factors that may affect our ability to distribute dividends.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except for per share and property data)	2018	2017	2016	2015	2014
Income Statement Data:
Total Revenues	$986,653	$925,312	$870,435	$821,654	$776,809
Total Expenses	(765,206)	(718,700)	(685,908)	(675,231)	(644,376)
Equity in income from unconsolidated joint ventures	4,939	3,765	2,605	4,089	4,578
Gain on sale of property, net	—	—	—	—	1,457
Consolidated net income	$226,386	$210,377	$187,132	$150,512	$138,468

Net income available for Common Stockholders	$212,596	$189,904	$164,037	$130,145	$118,731

Comprehensive income attributable to Common Stockholders	$213,866	$191,048	$164,339	$129,988	$119,234

Earnings per Common Share - Basic	$2.39	$2.18	$1.93	$1.55	$1.42

Earnings per Common Share - Fully Diluted	$2.38	$2.17	$1.92	$1.54	$1.41

Distributions declared per Common Share outstanding	$2.20	$1.95	$1.70	$1.50	$1.30

Weighted average Common Shares outstanding - basic	88,964	86,997	84,778	84,031	83,362
Weighted average Common Shares outstanding - fully diluted	95,055	93,425	92,569	91,907	91,511

Balance Sheet Data:
Real estate, before accumulated depreciation	$5,273,477	$4,915,813	$4,685,336	$4,477,599	$4,387,913
Total assets (1)	$3,925,808	$3,610,032	$3,478,987	$3,400,400	$3,429,225
Total debt(1)	$2,348,352	$2,200,017	$2,091,279	$2,126,052	$2,195,133
Series C Preferred Stock (2)	$—	$—	$136,144	$136,144	$136,144
Total Common Equity (3)	$1,121,552	$1,031,954	$872,399	$788,924	$775,849

Other Data:
Funds from operations (4)	$371,962	$331,665	$302,827	$261,009	$246,588
Normalized funds from operations (4)	$367,908	$335,931	$306,459	$279,052	$253,257
Total Properties (at end of period)	414	406	391	387	384
Total Sites (at end of period)	155,447	151,323	146,610	143,938	143,113
________________________________

1.
Effective January 1, 2016 we adopted Accounting Standard Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and Accounting Standard Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result, we reclassified deferred financing costs to mortgage notes payable in the amount of $18.9 million and $16.1 million as of December 31, 2015 and 2014, respectively. In addition, we reclassified deferred financing costs to term loan in the amount of $0.8 million and $1.0 million as of December 31, 2015 and 2014, respectively. Also, we reclassified deferred financing costs related to our unsecured line of credit to Other assets, net in the amount of $3.7 million and $4.7 million as of December 31, 2015 and 2014, respectively.

2.
In 2012, we issued 54,458 shares of Series C Preferred Stock, which were represented by Depositary Shares. In 2017, we redeemed our Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series.

3.
In 2018, we sold 861,141 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of approximately $91.45 for gross cash proceeds of approximately $78.8 million before expenses of approximately $1.0 million. In 2017, we sold 1,380,017 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of approximately $87.46 for gross cash proceeds of approximately $120.7 million before expenses of approximately $1.5 million. In 2016, we sold 683,548 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of approximately $73.15 for gross cash proceeds of approximately $50.0 million before expenses of approximately $0.7 million. As of December 31, 2018, $200.0 million of common stock remained available for issuance under our ATM equity offering program.

4.
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K for information regarding why we present funds from operations and normalized funds from operations and for a reconciliation of these Non-GAAP financial measures to net income available for Common Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in this Annual Report on Form 10-K.
2018 Accomplishments
We continued our strong performance in 2018, marked by key operational and financial accomplishments:

•	Occupancy of MH Sites within our Core Portfolio (as defined below) increased by 379 Sites to 95.1% as of December 31, 2018 compared to 94.7% as of December 31, 2017.

•	Manufactured homeowners within our Core Portfolio increased by 555 to 63,231 as of December 31, 2018 compared to 62,676 as of December 31, 2017.

•	MH and RV revenue within our Core Portfolio increased by 4.6% and 6.8%, respectively, as compared to 2017.

•	Core Portfolio generated 4.6% growth in income from property operations for the full year.

•	2018 Normalized Funds from Operations ("Normalized FFO") per share on a fully diluted basis was $3.87, 7.5% higher than in 2017.

•
Acquired eight MH and RV communities for $251.7 million and invested an additional $49.0 million to fund development activity, including the acquisition of vacant land parcels adjacent to our Properties.

•	Raised our annual dividend to $2.20 per share in 2018, an increase of 12.8% compared to $1.95 per share in 2017.

•	Sold 861,141 shares of Common Stock for gross proceeds of $78.8 million through our ATM equity offering program at a weighted average share price of $91.45.

•
Closed on approximately $357.8 million of financing proceeds related to two secured credit facilities and paid debt maturing in 2018 and 2019 of approximately $196.8 million. After closing on these loans, our current secured debt balance has a weighted average maturity of 13.8 years and approximately 33.9% of our outstanding debt is fully amortizing.

Overview and Outlook
We are a self-administered and self-managed REIT with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of Properties consisting primarily of MH and RV communities. As of December 31, 2018, we owned or had an ownership interest in a portfolio of 414 Properties located throughout the United States and Canada containing 155,447 Sites. These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on increasing operating cash flows. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We seek to accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes, and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses.
We believe that demand from baby boomers for manufactured housing and RV communities will continue to outpace supply for several years. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been few, if any, new communities developed in our target geographic markets. It is estimated that approximately 10,000 baby boomers will turn 65 daily through 2030. Additionally, the population of people age 55 and older is expected to grow 19% from 2019 to 2034. We believe these individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
We also believe that our Properties and our business model provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increasing occupancy and maintaining market rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions. We actively seek to acquire and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include contracts outstanding to acquire such properties that are subject to the satisfactory completion of our due diligence review.
We generate the majority of our revenues from customers renting our Sites, or entering into right-to-use contracts (also referred to as membership products), which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also have

Management's Discussion and Analysis (continued)

interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.
Approximately one quarter of our rental agreements on MH community Sites contain rent increase provisions that are directly or indirectly connected to published CPI statistics that are issued from June through September of the year prior to the increase effective date. Approximately two-thirds of those rental agreements are subject to a CPI floor of approximately 3.0% to 5.0%.
State and local rent control regulations affect 23 wholly owned Properties, including 15 of our 48 California Properties, all seven of our Delaware Properties and one of our five Massachusetts Properties. These rent control regulations dictate rent increases and generally permit us to increase rates by a percentage of the increase in the CPI, which may be national, regional or local, depending on the rent control ordinance. The mandate on rent increases may range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2018
MH Community Sites	73,300
RV Community Sites:
Annual	29,100
Seasonal	11,300
Transient	11,500
Right-to-use (1)	24,300
Joint Ventures (2)	5,900
155,400
 _____________________

(1)	Includes approximately 5,900 Sites rented on an annual basis.

(2)	Includes approximately: 2,700 annual Sites, 400 seasonal Sites, 500 transient Sites and includes approximately 2,300 marina slips.

Sites designated as right-to-use Sites are primarily utilized to service the approximately 111,100 membership customers, including 20,200 RV dealer free trial memberships. The remaining 90,900 have entered into a Thousand Trails Camping Pass (“TTC”), which can be purchased for one to five geographic areas of the United States and require an annual payment of $565. In addition, membership customers are eligible to upgrade their right-to-use contracts from time-to-time. An upgrade contract is distinguishable from a new right-to-use contract that a customer would enter by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV communities and (5) membership in discount travel programs. Each upgrade contract requires a non-refundable upfront payment. We offer financing for the non-refundable upfront payment to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide them with a free one-year TTC membership to give to their customers in connection with the purchase of a RV.

In our Home Sales and Rental Operations business, our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing Site set homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant new homes represents an attractive source of occupancy and the opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We offer home sale brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing available today includes community owner-funded programs or third party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires

Management's Discussion and Analysis (continued)

Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have positive impact on our customers' ability to obtain chattel financing, specific details necessary to evaluate possible impact on us as well as the industry are not yet available.
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) Funds from Operations ("FFO"), (ii) Normalized Funds from Operations ("Normalized FFO"), (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management, (operating results for Properties owned and operated in both periods under comparison) and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview
For the year ended December 31, 2018, Net income available for Common Stockholders increased $22.7 million, or $0.21 per fully diluted Common Share, to $212.6 million, or $2.38 per fully diluted Common Share, compared to $189.9 million, or $2.17 per fully diluted Common Share, for the same period in 2017. For the year ended December 31, 2018, FFO available for Common Stock and OP Unit holders increased $40.3 million, or $0.36 per fully diluted Common Share, to $372.0 million, or $3.91 per fully diluted Common Share, compared to $331.7 million, or $3.55 per fully diluted Common Share, for the same period in 2017. For the year ended December 31, 2018, Normalized FFO available for Common Stock and OP Unit holders increased $32.0 million, or $0.27 per fully diluted Common Share, to $367.9 million, or $3.87 per fully diluted Common Share, compared to $335.9 million, or $3.60 per fully diluted Common Share, for the same period in 2017.
Our Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2018 and 2017 includes all Properties acquired prior to December 31, 2016 that we have owned and operated continuously since January 1, 2017. During 2017, operations at our two Florida Keys RV Properties - Fiesta Key and Sunshine Key - were interrupted and have been designated as Non-Core Properties. As a result, these two Florida Keys RV Properties were presented as Non-Core Properties for all comparable years 2018, 2017 and 2016.
For the year ended December 31, 2018, property operating revenues in our Core Portfolio, excluding deferrals, increased 4.8% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 4.3%, from the year ended December 31, 2017, resulting in an increase in our income from property operations excluding deferrals and property management of 5.2% from the year ended December 31, 2017.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio occupancy consists of occupied home Sites in our MH communities (both homeowners and renters) and was 95.1% as of December 31, 2018, compared to 94.7% as of December 31, 2017. As of December 31, 2018, our Core Portfolio occupancy increased by 379 sites with an increase in homeowner occupancy of 555 sites compared to December 31, 2017.
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. In 2018, we increased our social media fan base to approximately 550,000. Our marketing campaigns encourage our customers to book online, eliminating point-of-sale barriers for our customers through self-service. Our online reservation and sales activity continue to grow and we have seen an 18% increase in RV revenue through digital channels and a 45% increase in memberships sold online as compared to 2017.
We continue to experience growth in RV revenues in our Core Portfolio as a result of our ability to increase rental rates and occupancy. RV revenues in our Core Portfolio for the year ended December 31, 2018 were 6.8% higher than for the year ended December 31, 2017. Annual, seasonal and transient revenues for the year ended December 31, 2018 increased 6.6%, 7.8% and 6.6%, respectively, from the year ended December 31, 2017.
For the year ended December 31, 2018, we sold approximately 17,194 TTCs and activated approximately 20,334 RV dealer TTCs.

Management's Discussion and Analysis (continued)

The table below provides additional details regarding our TTCs for the past five years:

	2018	2017	2016	2015	2014
TTC Origination	37,528	31,618	29,576	25,544	18,187
TTC Sales	17,194	14,128	12,856	11,877	10,014
RV Dealer TTC Activations	20,334	17,490	16,720	13,667	8,173
We see high demand for our homes and communities. We closed 556 new home sales during the year ended December 31, 2018 compared to 597 new home sales during the year ended December 31, 2017. The new home sales during the year ended December 31, 2018 were primarily in our Arizona, Florida, Colorado and California communities.
As of December 31, 2018, we had 4,241 occupied rental homes in our MH communities. For the years ended December 31, 2018 and 2017, home rental program net operating income was $30.3 million and $31.9 million, respectively, net of rental asset depreciation expense of $9.8 million for the year ended December 31, 2018 and $10.4 million for the year ended December 31, 2017. Approximately $32.6 million and $34.6 million of home rental operations revenue was included in Community base rental income for the years ended December 31, 2018 and 2017, respectively.
Our gross investment in real estate has increased $357.7 million to $5,273.5 million as of December 31, 2018 from $4,915.8 million as of December 31, 2017, primarily due to new acquisitions as well as capital expenditures during the year ended December 31, 2018.
Property Acquisitions and Joint Ventures
The following chart lists the Properties or portfolios acquired or invested in during the period January 1, 2017 through December 31, 2018 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2017				146,610
Acquisitions Properties:
Paradise Park-Largo	Largo, Florida	MH	May 10, 2017	108
Bethpage Camp Resort	Urbanna, Virginia	RV	November 15, 2017	1,034
Grey's Point Camp	Topping, Virginia	RV	November 15, 2017	728
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Timber Creek RV Resort	Westerly, Rhode Island	RV	November 20, 2018	364
Palm Lake	Riviera Beach, Florida	MH	December 13, 2018	915
King Nummy Trail Campground	Cape May Court House, New Jersey	RV	December 20, 2018	313
Joint Venture:
Crosswinds			June 15, 2017	376
Loggerhead(a)			August 8, 2017	2,343
Expansion Site Development and other:
Sites added (reconfigured) in 2017				124
Sites added (reconfigured) in 2018				412
Total Sites as of December 31, 2018				155,447
_____________________

(a)	Loggerhead sites represent marina slip count.

Management's Discussion and Analysis (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding 17 Properties owned through our seven Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	57,022	130	38.1%	42.2%
Northeast	19,417	53	13.0%	11.0%
Arizona	15,837	40	10.6%	9.5%
California	13,681	48	9.2%	13.9%
Midwest	12,418	34	8.3%	6.6%
Texas	9,056	17	6.0%	2.8%
Southeast	9,210	26	6.2%	4.6%
Northwest	6,131	25	4.1%	3.5%
Colorado	3,446	10	2.3%	3.4%
Other	3,288	14	2.2%	2.5%
Total	149,506	397	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $6.3 million of property operating revenues not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

Qualification as a REIT
We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex and concern the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The fact that we hold our assets through our Operating Partnership and our Subsidiaries further complicates the application of the REIT requirements.

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

Management's Discussion and Analysis (continued)

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
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Many of these changes were effective immediately without any transition periods or grandfathering for existing transactions. The Tax Cuts and Jobs Act lacks clarification with regard to many aspects and is likely subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service, any of which could lessen or increase the impact of the Tax Cuts and Jobs Act. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this stage of the law’s implementation. Based on our initial review and guidance, we do not anticipate a significant impact to our consolidated financial statements. However, there can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition and future business operations.
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operation, net of depreciation.
We believe investors should review Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. A discussion of Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation and a reconciliation to net income are included below.
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our MH and RV communities. Income from property operations represents rental income, utility income and right-to-use income less property operating and maintenance expenses, real estate tax, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net.
Our Core Portfolio consists of our Properties owned and operated since January 1, 2017. Core Portfolio income from property operations, excluding deferrals and property management is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio (or Acquisitions) includes all Properties that were not owned and operated during 2017 and 2018, including Fiesta Key and Sunshine Key RV communities.

Management's Discussion and Analysis (continued)

Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the non-refundable upfront payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs; b) property acquisition and other transaction costs related to business combinations; and c) other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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

Management's Discussion and Analysis (continued)

The following table reconciles Net income available for Common Stockholders to Income from property operations for the years ended December 31, 2018, 2017 and 2016:

	Total Portfolio
(amounts in thousands)	2018	2017	2016
Computation of Income from Property Operations:
Net income available for Common Stockholders	$212,596	$189,904	$164,037
Redeemable perpetual stock dividends and original issuance costs	16	7,685	9,226
Income allocated to non-controlling interests - Common OP Units	13,774	12,788	13,869
Equity in income of unconsolidated joint ventures	(4,939)	(3,765)	(2,605)
Income before equity in income of unconsolidated joint ventures	221,447	206,612	184,527
Total (other income) / expenses, net	264,073	246,551	244,638
Loss from home sales operations and other	1,922	599	846
Income from property operations	$487,442	$453,762	$430,011
The following table presents a calculation of FFO available for Common Stock and OP Unit holders and Normalized FFO available for Common Stock and OP Unit holders for the years ended December 31, 2018, 2017 and 2016:

(amounts in thousands)	2018	2017	2016
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$212,596	$189,904	$164,037
Income allocated to common OP Units	13,774	12,788	13,869
Right-to-use contract upfront payments, deferred, net (1)	7,380	4,108	3,079
Right-to-use contract commissions, deferred, net	(813)	(354)	(223)
Depreciation on real estate assets	120,212	111,014	106,736
Depreciation on rental homes	9,810	10,441	10,664
Amortization of in-place leases	7,187	2,231	3,373
Depreciation on unconsolidated joint ventures	1,816	1,533	1,292
FFO available for Common Stock and OP Unit holders	371,962	331,665	302,827
Insurance proceeds due to catastrophic weather event and other, net (2)	(5,125)	757	—
Early debt retirement	1,071	2,785	—
Litigation settlement, net	—	—	2,415
Transaction costs (3)	—	724	1,217
Normalized FFO available for Common Stock and OP Unit holders	$367,908	$335,931	$306,459
Weighted average common shares outstanding—Fully Diluted	95,055	93,425	92,569
(1) The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all related amendments, effective January 1, 2018. As of adoption, right-to-use non-refundable upfront payments are recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the previous accounting standards.
(2) Included $6.7 million of insurance recovery revenue from reimbursement of capital expenditures related to Hurricane Irma and $1.6 million related to the settlement of a previously disclosed civil investigation by certain California district attorneys for the year ended December 31, 2018.
(3) The Company adopted ASU 2017-01, Business Combinations, effective January 1, 2018. Upon adoption, transaction costs related to asset acquisitions are capitalized. All acquisitions completed subsequent to January 1, 2018 were determined by the Company to be asset acquisitions and, as such, the related transaction costs were capitalized. Transaction costs related to 2017 acquisitions, occurring prior to the adoption of this guidance, were included in General and administrative on the Consolidated Income Statement.

Management's Discussion and Analysis (continued)

Results of Operations
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio. Core Portfolio growth percentages exclude the impact of U.S. GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Community base rental income	$511,410	$489,092	$22,318	4.6%	$518,252	$489,613	$28,639	5.8%
Rental home income	14,329	14,344	(15)	(0.1)%	14,329	14,344	(15)	(0.1)%
Resort base rental income	225,446	211,087	14,359	6.8%	239,906	218,806	21,100	9.6%
Right-to-use annual payments	47,766	45,782	1,984	4.3%	47,778	45,798	1,980	4.3%
Right-to-use contracts current period, gross	15,191	14,132	1,059	7.5%	15,191	14,132	1,059	7.5%
Utility and other income	93,744	91,923	1,821	1.9%	100,562	93,252	7,310	7.8%
Property operating revenues, excluding deferrals	907,886	866,360	41,526	4.8%	936,018	875,945	60,073	6.9%

Property operating and maintenance	302,179	288,120	14,059	4.9%	313,003	294,119	18,884	6.4%
Rental home operating and maintenance	6,837	6,611	226	3.4%	6,836	6,610	226	3.4%
Real estate taxes	54,808	54,728	80	0.1%	55,892	55,010	882	1.6%
Sales and marketing, gross	12,535	11,437	1,098	9.6%	12,542	11,438	1,104	9.7%
Property operating expenses, excluding deferrals and property management	376,359	360,896	15,463	4.3%	388,273	367,177	21,096	5.7%
Income from property operations, excluding deferrals and property management (1)	531,527	505,464	26,063	5.2%	547,745	508,768	38,977	7.7%
Property management	53,734	51,250	2,484	4.8%	53,736	51,252	2,484	4.8%
Income from property operations, excluding deferrals (1)	477,793	454,214	23,579	5.2%	494,009	457,516	36,493	8.0%
Right-to-use contracts, deferred and sales and marketing, deferred, net	6,567	3,754	2,813	74.9%	6,567	3,754	2,813	74.9%
Income from property operations (1)	$471,226	$450,460	$20,766	4.6%	$487,442	$453,762	$33,680	7.4%
__________________________

(1)	See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total portfolio income from property operations for 2018 increased $33.7 million, or 7.4%, from 2017, driven by an increase of $20.8 million, or 4.6%, from our Core Portfolio and an increase of $12.9 million from our Non-Core Portfolio. The increase in Core Portfolio Income from property operations was primarily due to an increase in Community base rental and Resort base rental income. The increase in Non-Core Portfolio Income from property operations was mainly due to contribution from Bethpage Camp Resort and Grey's Point Camp acquired in 2017 and Everglade Lakes acquired in 2018, as well as $4.9 million of insurance proceeds received during 2018 related to Hurricane Irma, which we have identified as business interruption recovery at our RV Properties in the Florida Keys.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2018 increased $22.3 million, or 4.6%, from 2017, which reflects 4.0% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $634 in 2018 from approximately $610 in 2017. The average occupancy in our Core Portfolio increased to 94.7% in 2018 from 94.3% in 2017.
Resort base rental income in our Core Portfolio for 2018 increased $14.4 million, or 6.8%, from 2017, primarily due to increased rental rates. Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Annual	$140,457	$131,717	$8,740	6.6%	$148,095	$133,236	$14,859	11.2%
Seasonal	36,236	33,615	2,621	7.8%	37,674	36,157	1,517	4.2%
Transient	48,753	45,755	2,998	6.6%	54,137	49,413	4,724	9.6%
Resort base rental income	$225,446	$211,087	$14,359	6.8%	$239,906	$218,806	$21,100	9.6%

Management's Discussion and Analysis (continued)

Utility and other income in our Core Portfolio for 2018 increased $1.8 million, or 1.9%, from 2017, primarily driven by higher utility income mainly as a result from $1.2 million and $0.8 million increases in the South and West regions, respectively.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2018 increased $15.5 million, or 4.3%, from 2017. The increase was primarily due to an increase of $14.1 million in property operating and maintenance expenses, driven by an increase of $4.5 million in utility expense from increased electric, trash and sewer expenses, an increase of $4.5 million in property payroll as a result of 2018 salary increases and an increase of $2.9 million in insurance expense as a result of increased premiums for our 2018 policy renewal.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales Operations.

(amounts in thousands, except home sales volumes)	2018	2017	Variance	% Change
Gross revenues from new home sales (1)	$27,833	$25,759	$2,074	8.1%
Cost of new home sales (1)	(27,220)	(25,188)	(2,032)	(8.1)%
Gross profit from new home sales	613	571	42	7.4%

Gross revenues from used home sales	8,231	10,543	(2,312)	(21.9)%
Cost of used home sales	(10,255)	(11,325)	1,070	9.4%
Loss from used home sales	(2,024)	(782)	(1,242)	(158.8)%

Brokered resale revenues and ancillary services revenues, net	3,584	3,798	(214)	(5.6)%
Home selling expenses	(4,095)	(4,186)	91	2.2%
Loss from home sales operations and other	$(1,922)	$(599)	$(1,323)	(220.9)%
Home sales volumes:
New home sales (2)	556	597	(41)	(6.9)%
New Home Sales Volume - ECHO JV	100	158	(58)	(36.7)%
Used home sales	1,091	1,280	(189)	(14.8)%
Brokered home resales	852	880	(28)	(3.2)%
_____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales from our ECHO JV for the years ended December 31, 2018 and 2017, respectively.

Loss from home sales operations and other was $1.9 million for 2018, compared to loss from home sales operations and other of $0.6 million for 2017. The increase in loss from home sales operations and other was primarily due to an increase in loss from used home sales.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations.

(amounts in thousands, except rental unit volumes)	2018	2017	Variance	% Change
Rental operations revenue (1)	$46,900	$48,936	$(2,036)	(4.2)%
Rental home operating and maintenance	(6,836)	(6,610)	(226)	(3.4)%
Income from rental operations	40,064	42,326	(2,262)	(5.3)%
Depreciation on rental homes (2)	(9,810)	(10,441)	631	6.0%
Income from rental operations, net of depreciation	$30,254	$31,885	$(1,631)	(5.1)%

Gross investment in new manufactured home rental units (3)	$166,500	$132,478	$34,022	25.7%
Gross investment in used manufactured home rental units	$33,887	$43,374	$(9,487)	(21.9)%

Net investment in new manufactured home rental units	$136,263	$105,828	$30,435	28.8%
Net investment in used manufactured home rental units	$15,828	$23,779	$(7,951)	(33.4)%

Number of occupied rentals – new, end of period (4)	2,835	2,533	302	11.9%
Number of occupied rentals—used, end of period	1,406	1,884	(478)	(25.4)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $32.6 million and $34.6 million for the years ended December 31, 2018 and 2017, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and rental homes in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.2 million and $15.6 million at December 31, 2018, and 2017, respectively.

(4)	Includes 279 and 268 homes rented through our ECHO JV in 2018 and 2017, respectively.
The decrease in income from rental operations, net of depreciation was primarily due to a decrease in the number of used occupied rental units. This was partially offset by an increase in the number of occupied new homes.
Other Income and Expenses
The following table summarizes other income and expenses.

(amounts in thousands)	2018	2017	Variance	% Change
Depreciation on real estate and rental homes	$(130,022)	$(121,455)	$(8,567)	(7.1)%
Amortization of in-place leases	(7,187)	(2,231)	(4,956)	(222.1)%
Interest income	7,525	7,580	(55)	(0.7)%
Income from other investments, net	10,842	5,795	5,047	87.1%
General and administrative (excluding transaction costs)	(37,684)	(31,013)	(6,671)	(21.5)%
Transaction costs	—	(724)	724	100.0%
Other expenses	(1,483)	(1,148)	(335)	(29.2)%
Early debt retirement	(1,071)	(2,785)	1,714	61.5%
Interest and related amortization	(104,993)	(100,570)	(4,423)	(4.4)%
Total other income and expenses, net	$(264,073)	$(246,551)	$(17,522)	(7.1)%

Total other income and expenses, net increased $17.5 million in 2018 compared to 2017, primarily due to an increase in depreciation on real estate and rental homes, general and administrative expenses, amortization of in-place leases and interest and related amortization. These increases were partially offset by a $5.0 million increase in income from other investments, net, mainly due to insurance recovery for reimbursement of capital expenditures related to Hurricane Irma.

Management's Discussion and Analysis (continued)

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Community base rental income	$484,484	$462,321	$22,163	4.8%	$489,613	$464,745	$24,868	5.4%
Rental home income	14,344	14,108	236	1.7%	14,344	14,107	237	1.7%
Resort base rental income	199,886	188,821	11,065	5.9%	218,806	201,533	17,273	8.6%
Right-to-use annual payments	45,748	45,035	713	1.6%	45,798	45,035	763	1.7%
Right-to-use contracts current period, gross	14,132	12,327	1,805	14.6%	14,132	12,327	1,805	14.6%
Utility and other income	90,341	80,153	10,188	12.7%	93,252	81,427	11,825	14.5%
Property operating revenues, excluding deferrals	848,935	802,765	46,170	5.8%	875,945	819,174	56,771	6.9%

Property operating and maintenance	281,055	260,607	20,448	7.8%	294,119	268,249	25,870	9.6%
Rental home operating and maintenance	6,610	6,882	(272)	(4.0)%	6,610	6,883	(273)	(4.0)%
Real estate taxes	53,730	51,892	1,838	3.5%	55,010	53,036	1,974	3.7%
Sales and marketing, gross	11,436	11,058	378	3.4%	11,438	11,056	382	3.5%
Property operating expenses, excluding deferrals and Property management	352,831	330,439	22,392	6.8%	367,177	339,224	27,953	8.2%
Income from property operations, excluding deferrals and Property management (1)	496,104	472,326	23,778	5.0%	508,768	479,950	28,818	6.0%
Property management	51,252	47,079	4,173	8.9%	51,252	47,083	4,169	8.9%
Income from property operations, excluding deferrals (1)	444,852	425,247	19,605	4.6%	457,516	432,867	24,649	5.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,754	2,856	898	31.4%	3,754	2,856	898	31.4%
Income from property operations (1)	$441,098	$422,391	$18,707	4.4%	$453,762	$430,011	$23,751	5.5%
__________________________

(1)
Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.

Total Portfolio income from property operations for 2017 increased $23.8 million, or 5.5%, from 2016, driven by an increase of $18.7 million, or 4.4%, in our Core income from property operations and an increase of $5.1 million in our Non-Core income from property operations.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2017 increased $22.2 million, or 4.8%, from 2016, which reflects 3.9% growth from rate increases and 0.9% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $612 in 2017 from approximately $589 in 2016. The average occupancy for the Core Portfolio increased to 94.2% in 2017 from 93.4% in 2016.
Resort base rental income in our Core Portfolio for 2017 increased $11.1 million, or 5.9%, from 2016, primarily due to increased rental rates. Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Annual	$127,923	$121,113	$6,810	5.6%	$133,236	$124,308	$8,928	7.2%
Seasonal	29,829	27,370	2,459	9.0%	36,157	31,510	4,647	14.7%
Transient	42,134	40,338	1,796	4.5%	49,413	45,715	3,698	8.1%
Resort base rental income	$199,886	$188,821	$11,065	5.9%	$218,806	$201,533	$17,273	8.6%
Right-to-use contracts current period, gross, net of sales and marketing, gross,  increased as a result of a higher number of upgrades sold and an increase in the average upgrade sales price during 2017 compared to 2016. In 2017, there were 2,514 upgrade sales with an average price per sale of $5,621. This compared to 2,477 upgrade sales with an average price per sale of $4,978 in 2016.

Management's Discussion and Analysis (continued)

Utility and other income in our Core Portfolio for 2017 increased $10.2 million, or 12.7%, from 2016, primarily due to an insurance recovery revenue accrual related to Hurricane Irma, insurance proceeds related to prior storm events, and recoverable utility expense rate and usage increases during 2017.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2017 increased $22.4 million, or 6.8%, from 2016. The increase was primarily due to an increase in property operating and maintenance expenses of $20.4 million, driven by an increase of $8.6 million in repairs and maintenance costs recorded during 2017, primarily related to clean up costs as a result of Hurricane Irma and prior storm events, an increase of $4.7 million in utility expense, an increase of $3.4 million in property payroll driven by wage increases and increased headcount and an increase of $1.4 million in administrative costs.
Home Sales Operations
The following table summarizes certain financial and statistical data for our Home Sales Operations.

(amounts in thousands, except home sales volumes)	2017	2016	Variance	% Change
Gross revenues from new home sales (1)	$25,759	$26,074	$(315)	(1.2)%
Cost of new home sales (1)	(25,188)	(26,028)	840	3.2%
Gross profit from new home sales	571	46	525	1,141.3%

Gross revenues from used home sales	10,543	11,117	(574)	(5.2)%
Cost of used home sales	(11,325)	(11,428)	103	0.9%
Loss from used home sales	(782)	(311)	(471)	(151.4)%

Brokered resale revenues and ancillary services revenues, net	3,798	2,994	804	26.9%
Home selling expenses	(4,186)	(3,575)	(611)	(17.1)%
Loss from home sales operations and other	$(599)	$(846)	$247	(29.2)%
Home sales volumes:
Total new home sales(2)	597	658	(61)	(9.3)%
New Home Sales Volume - ECHO JV	158	208	(50)	(24.0)%
Used home sales	1,280	1,266	14	1.1%
Brokered home resales	880	792	88	11.1%
 _____________________

(1)	New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.

(2)	Total new home sales volume includes home sales through our ECHO JV for the years ended December 31, 2017 and 2016, respectively.
Loss from home sales operations and other was $0.6 million for 2017, compared to loss from home sales operations and other of $0.8 million for 2016. The decrease in loss from home sales operations and other was primarily due to an increase in ancillary activities and an increase in the gross profit from new home sales, partially offset by an increase in home selling expenses and an increase in the loss from used home sales. The increase in home selling expenses was primarily due to expense of $0.4 million recorded during 2017 related to property damage as a result of Hurricane Irma. The expense recorded during 2017 was offset by revenue recorded of $0.4 million in brokered resale revenues and ancillary services revenues, net in 2017 related to the expected insurance recovery from this loss.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations.

(amounts in thousands, except rental unit volumes)	2017	2016	Variance	% Change

New Home	$27,043	$25,267	$1,776	7.0%
Used Home	21,893	24,578	(2,685)	(10.9)%
Rental operations revenue (1)	48,936	49,845	(909)	(1.8)%
Rental home operating and maintenance	(6,610)	(6,883)	273	4.0%
Income from rental operations	42,326	42,962	(636)	(1.5)%
Depreciation on rental homes (2)	(10,441)	(10,664)	223	2.1%
Income from rental operations, net of depreciation	$31,885	$32,298	$(413)	(1.3)%

Gross investment in new manufactured home rental units (3)	$132,478	$126,455	$6,023	4.8%
Gross investment in used manufactured home rental units	$43,374	$51,467	$(8,093)	(15.7)%

Net investment in new manufactured home rental units	$105,828	$103,436	$2,392	2.3%
Net investment in used manufactured home rental units	$23,779	$32,239	$(8,460)	(26.2)%

Number of occupied rentals – new, end of period (4)	2,533	2,375	158	6.7%
Number of occupied rentals—used, end of period	1,884	2,375	(491)	(20.7)%
 _____________________

(1)
Rental operations revenue consists of Site rental income and home rental income. Approximately $34.6 million and $35.7 million as of December 31, 2017 and 2016, respectively, of Site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

(3)	The new home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $15.6 million and $10.4 million at December 31, 2017 and 2016, respectively.

(4)	Includes 268 and 183 homes rented through our ECHO JV in 2016 and 2015, respectively.
The decrease in income from rental operations, net of depreciation was primarily due to a decrease in the number of used occupied rental units, partially offset by an increase in the number of occupied new homes at a higher rental rate.
Other Income and Expenses
The following table summarizes other income and expenses.

(amounts in thousands)	2017	2016	Variance	% Change
Depreciation on real estate and rental homes	$(121,455)	$(117,400)	$(4,055)	(3.5)%
Amortization of in-place leases	(2,231)	(3,373)	1,142	33.9%
Interest income	7,580	6,845	735	10.7%
Income from other investments, net	5,795	7,310	(1,515)	(20.7)%
General and administrative (excluding transaction costs)	(31,013)	(29,787)	(1,226)	(4.1)%
Transaction costs	(724)	(1,217)	493	40.5%
Other expenses	(1,148)	(4,986)	3,838	77.0%
Early debt retirement	(2,785)	—	(2,785)	100.0%
Interest and related amortization	(100,570)	(102,030)	1,460	1.4%
Total other income and expenses, net	$(246,551)	$(244,638)	$(1,913)	(0.8)%

Total other income and expenses, net increased $1.9 million in 2017 compared to 2016 primarily due to an increase in depreciation on real estate and rental homes, early debt retirement costs incurred in 2017 as a result of the refinancing activities completed during 2017 (See Item 8. Financial Statements and Supplementary Data— Note 8. Borrowing Arrangements for additional detail.) and a decrease in income from other investments, net, due to the termination of Tropical Palms RV ground lease in 2016, partially offset by a decrease in other expenses, primarily due to payment of $2.4 million in 2017 related to the 2016 litigation settlement.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, new and pre-owned homes purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
Our at-the-market ("ATM") equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. During the year ended December 31, 2018, we sold 861,141 shares of our common stock under our ATM equity offering program for gross cash proceeds of approximately $78.8 million at a weighted average share price of $91.45. On October 26, 2018, we renewed our ATM equity offering program, which resumed the capacity to an aggregate offering price of up to $200.0 million. As of December 31, 2018, the full capacity remained available for issuance. See Item 8. Financial Statements and Supplementary Data—Note 4. Common Stock and Other Equity Related Transactions.
In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 10.0 million shares and approximately 110.1 million shares of authorized but unissued common stock registered for sale under the Securities Act of 1933.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Our financing objectives continue to focus on accessing long-term low-cost secured debt. The result of our 2018 efforts included an increase in our weighted average debt maturity from 12 years to 13 years and a reduction of our weighted average rate from 4.46% to 4.31%. Additionally, as of December 31, 2018, 33.9% of our outstanding debt is fully amortizing.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. During the next twelve months, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. For additional information regarding our interest rate swap, see Item 8. Financial Statements and Supplementary Data—Note 9. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash as well as net cash provided by operating activities, our ATM equity offering program and availability under our existing LOC. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements by use of our long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or additional equity securities.
For information regarding our debt activities and related borrowing arrangements for the years ended December 31, 2018, 2017 and 2016, see Item 8. Financial Statements and Supplementary Data—Note 8. Borrowing Arrangements.
The table below summarizes our cash flow activity:

	For the years ended December 31,
(amounts in thousands)	2018	2017	2016
Net cash provided by operating activities	$411,084	$377,987	$352,362
Net cash used in investing activities	(398,065)	(305,355)	(218,602)
Net cash provided by (used in) financing activities	17,324	(98,796)	(158,444)
Net increase (decrease) in cash and cash equivalents	$30,343	$(26,164)	$(24,684)

Management's Discussion and Analysis (continued)

Operating Activities
Net cash provided by operating activities increased $33.1 million to $411.1 million for the year ended December 31, 2018 from $378.0 million for the year ended December 31, 2017. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $33.7 million and payment of $2.4 million in 2017 related to the 2016 litigation settlement, partially offset by a change in other assets and liabilities.
Net cash provided by operating activities increased $25.6 million to $378.0 million for the year ended December 31, 2017 from $352.4 million for the year ended December 31, 2016. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $23.8 million, long term incentive compensation of $4.8 million paid during the year ended December 31, 2016, which did not recur in 2017, partially offset by payment of $2.4 million in 2017 related to the 2016 litigation settlement.
Investing Activities
Net cash used in investing activities increased $92.7 million to $398.1 million for the year ended December 31, 2018 from $305.4 million for the year ended December 31, 2017. The increase in net cash used in investing activities was primarily due to an increase in real estate acquisitions and an increase in capital improvements. The increase in net cash used in investing activities was partially offset by a decrease in joint venture investments and repayment of a $13.8 million loan from one of our joint ventures.
Net cash used in investing activities increased $86.8 million to $305.4 million for the year ended December 31, 2017 from $218.6 million for the year ended December 31, 2016. The increase in net cash used in investing activities was primarily due to higher spending on real estate acquisitions and investment in joint ventures during the year ended December 31, 2017 and the issuance of a short term loan of $13.8 million to one of our joint ventures.

Capital improvements
The table below summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2018	2017	2016
Recurring Capital Expenditures (1)	$44,829	$39,833	$37,709
Property upgrades and development (2)	46,161	34,690	19,244
New home investments (3) (4)	84,195	45,640	56,651
Used home investments (4)	3,412	4,298	4,961
Total Property	178,597	124,461	118,565
Corporate	3,025	1,589	872
Total Capital improvements	$181,622	$126,050	$119,437
__________________________________________________

(1)	Recurring capital expenditures are primarily comprised of common area improvements, furniture and mechanical improvements.

(2)	Amounts include $15.0 million and $4.7 million of restoration and improvement capital expenditures related to Hurricane Irma for the years ended December 31, 2018 and 2017, respectively.

(3)	Amounts exclude new home investments associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $17.3 million for the year ended December 31, 2018. Net cash used in financing activities for the year ended December 31, 2017 was $98.8 million. The increase in net cash provided by financing activities was primarily due to redemption of our Series C Preferred Stock during the year ended December 31, 2017 and an increase in net mortgage debt proceeds of approximately $96.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cash provided by financing activities was partially offset by lower proceeds from the sale of common stock under our ATM equity program of approximately $41.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 and repayment of $30.0 million on our LOC during the year ended December 31, 2018.
Net cash used in financing activities decreased $59.6 million to $98.8 million for the year ended December 31, 2017 from $158.4 million for the year ended December 31, 2016. The decrease in net cash used in financing activities was primarily due to an increase in net debt proceeds of approximately $153.3 million and an increase in the proceeds from the sale of common stock under our ATM equity program of approximately $70.7 million during the year ended December 31, 2017, partially offset by

Management's Discussion and Analysis (continued)

redemption of our Series C Preferred Stock of $136.3 million and an increase in distributions to our common stockholders of $23.7 million during the year ended December 31, 2017.
Contractual Obligations
As of December 31, 2018, we were subject to certain contractual payment obligations as described in the table below:

(amounts in thousands)	Total (1)	2019	2020	2021	2022	2023	Thereafter
Long Term Borrowings (2)	$2,384,922	$55,005	$168,860	$229,218	$179,910	$341,561	$1,410,368
Interest Expense (3)	906,172	102,195	95,963	87,249	76,344	64,521	479,900
Operating Lease	8,669	2,348	2,402	2,068	569	530	752
LOC Maintenance Fee (4)	1,718	608	612	498	—	—	—
Ground Lease (5)	11,551	1,832	1,832	1,832	1,362	417	4,276
Total Contractual Obligations	$3,313,032	$161,988	$269,669	$320,865	$258,185	$407,029	$1,895,296
Weighted average interest rates - Long Term Borrowings	4.25%	4.34%	4.28%	4.21%	4.13%	4.18%	4.24%
 _____________________

(1)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.

(2)
Balances exclude note premiums of $1.0 million and unamortized deferred financing costs of $26.4 million. Balances represent debt maturing and scheduled periodic payments, including $11.2 million included in Liabilities related to asset held for sale on the Consolidated Balance Sheets.

(3)	Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2018.

(4)	As of December 31, 2018, assumes we will not exercise our one-year extension option on October 27, 2021 and assumes we will maintain our current leverage ratios as defined by the LOC.

(5)	Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2018, approximately 33.9% of our outstanding debt was fully amortizing.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual results could differ from these estimates.
For additional information regarding our significant accounting policies, see Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.
Impairment of Long-Lived Assets
We review our Properties for impairment whenever events or changes in circumstances indicate that the carrying value of the Property may not be recoverable. The economic performance and value of our real estate investments could be adversely impacted by many factors including factors outside of our control. We consider impairment indicators including, but not limited to, the following:
•general economic climate;
•competition from other housing options;
•local conditions, such as an increase in unemployment;
•changes in governmental regulations and the related costs of compliance;
•changes in market rental rates or occupancy; and
•physical damage or environmental indicators.
Any adverse changes in these factors could cause an impairment in our assets, including our investment in real estate and development projects in progress.
If an impairment indicator exists related to a long-lived asset, the expected future undiscounted cash flows are compared against the carrying amount of that asset. Forecasting cash flows requires us to make estimates and assumptions on various input including, but not limited to, rental revenue and expense growth rates, occupancy and levels of capital expenditure. If the sum of

Management's Discussion and Analysis (continued)

the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the carrying amount in excess of the estimated fair value.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, our RV communities are generally not subject to leases as rents are established for these Sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 24.5% of our dues are frozen.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate changes primarily as a result of our long-term debt that is used to maintain liquidity and fund our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we borrow primarily at fixed rates, and in some cases variable rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposure that may adversely impact future cash flows and by evaluating hedging opportunities.
The primary market risk related to our long-term indebtedness is our ability to refinance maturing debt. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2020 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2018, we had no outstanding short-term, secured debt. In addition, 33.9% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates. For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $278.0 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $319.4 million. If the interest rates were to increase or decrease by 1.0%, there would be no effect on interest expense or cash flows as all our outstanding debt has either fixed interest rates or variables rates subject to cash flows hedges.
Our $200.0 million unsecured Term Loan, which commenced on October 27, 2017, has variable rates based on LIBOR plus 1.20% to 1.90% per annum. The 2017 Swap secured the underlying LIBOR at 1.85% per annum for the first three years. See Note 8. Borrowing Arrangements and Note. 9 Derivative Instruments and Hedging Activities to the consolidated financial statements for definitions of Term Loan and 2017 Swap.

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

•	impact of government intervention to stabilize site-built single-family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the effect from any breach of our, or any of our vendor's, data management systems;

•	the dilutive effects of issuing additional securities;

•	the effect of changes in accounting for Leases set forth under the Codification Topic "Leases";

•	the outcome of pending or future lawsuits or actions brought against us, including those disclosed in our filings with the Securities and Exchange Commission; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2018.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm, as stated in its report on Page F-3.

Item 9B. Other Information
None.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2019 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 are as follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,800	$18.87	—
Equity compensation plans approved by security holders (2)	20,750	81.31	2,927,923
Equity compensation plans not approved by security holders (3)	N/A	N/A	416,517
Total	23,550	$73.89	3,344,440
_________________________________

(1)	Represents shares of common stock under our Stock Option and Award Plan adopted in December 1992, prior to its expiration.

(2)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").

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
Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2019 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

2.	Financial Statement Schedule
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

3.	Exhibits:

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

10.10(l)	Second Amended and Restated Guaranty dated as of October 27, 2017 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(m)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Goldman Sachs & Co., LLC

10.12(m)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.13(m)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.14(m)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.15(m)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Morgan Stanley & Co., LLC

10.16(n)	Form of Restricted Share Award Agreement for the Plan

10.17(n)	Form of Option Award Agreement for the Plan

14(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 31, 2017

21(p)	Subsidiaries of the Registrant

23(p)	Consent of Independent Registered Public Accounting Firm

24.1(p)	Power of Attorney for Philip Calian dated February 26, 2019

24.2(p)	Power of Attorney for David Contis dated February 26, 2019

24.3(p)	Power of Attorney for Constance Freedman dated February 26, 2019

24.4(p)	Power of Attorney for Thomas Heneghan dated February 26, 2019

24.5(p)	Power of Attorney for Tao Huang dated February 26, 2019

24.6(p)	Power of Attorney for Scott Peppet dated February 26, 2019

24.7(p)	Power of Attorney for Sheli Rosenberg dated February 26, 2019

24.8(p)	Power of Attorney for Samuel Zell dated February 26, 2019

31.1(p)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(p)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(p)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(p)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(p)
The following materials from Equity LifeStyle Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to our Report on Form 8-K dated May 22, 2007

(b)	Included as an exhibit to our Report on Form 8-K dated November 26, 2013

(c)	Included as an exhibit to our Report on Form 8-K dated August 10, 2007

(d)	Included as an exhibit to our Report on Form 8-K dated February 27, 2018

(e)	Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014

(f)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(g)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005

(h)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(i)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014

(j)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016

(k)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006

(l)	Included as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2017

(m)	Form of Agreement included as an exhibit to our Report on Form 8-K dated October 26, 2018

(n)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

(o)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2017

(p)	Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 26, 2019	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2019	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 26, 2019
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) *Attorney in Fact	February 26, 2019
Paul Seavey

*SAMUEL ZELL	Chairman of the Board	February 26, 2019
Samuel Zell

*THOMAS HENEGHAN	Vice-Chairman of the Board	February 26, 2019
Thomas Heneghan

*PHILIP CALIAN	Director	February 26, 2019
Philip Calian

*DAVID CONTIS	Director	February 26, 2019
David Contis

*CONSTANCE FREEDMAN	Director	February 26, 2019
Constance Freedman

* TAO HUANG	Director	February 26, 2019
Tao Huang

* SCOTT PEPPET	Director	February 26, 2019
Scott Peppet

* SHELI ROSENBERG	Director	February 26, 2019
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996
Chicago, Illinois
February 26, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2019

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of December 31, 2018	As of December 31, 2017
Assets
Investment in real estate:
Land	$1,408,832	$1,221,375
Land improvements	3,143,745	3,045,221
Buildings and other depreciable property	720,900	649,217
	5,273,477	4,915,813
Accumulated depreciation	(1,631,888)	(1,516,694)
Net investment in real estate	3,641,589	3,399,119
Cash and restricted cash	65,974	35,631
Notes receivable, net	35,041	49,477
Investment in unconsolidated joint ventures	57,755	53,080
Deferred commission expense	40,308	31,443
Other assets, net	49,227	41,282
Assets held for sale, net	35,914	—
Total Assets	$3,925,808	$3,610,032
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,149,726	$1,971,715
Term loan, net	198,626	198,302
Unsecured line of credit	—	30,000
Accrued expenses and accounts payable	102,854	80,744
Deferred revenue—upfront payments from right-to-use contracts	116,363	85,596
Deferred revenue—right-to-use annual payments	10,055	9,932
Accrued interest payable	8,759	8,387
Rents and other customer payments received in advance and security deposits	81,114	79,267
Distributions payable	52,617	46,047
Liabilities related to assets held for sale	12,350	—
Total Liabilities	2,732,464	2,509,990
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2018 and December 31, 2017; none issued and outstanding.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 89,921,018 and 88,585,160 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	896	883
Paid-in capital	1,329,391	1,242,109
Distributions in excess of accumulated earnings	(211,034)	(211,980)
Accumulated other comprehensive income	2,299	942
Total Stockholders' Equity	1,121,552	1,031,954
Non-controlling interests – Common OP Units	71,792	68,088
Total Equity	1,193,344	1,100,042
Total Liabilities and Equity	$3,925,808	$3,610,032

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Community base rental income	$518,252	$489,613	$464,745
Rental home income	14,329	14,344	14,107
Resort base rental income	239,906	218,806	201,533
Right-to-use annual payments	47,778	45,798	45,035
Right-to-use contracts current period, gross	15,191	14,132	12,327
Right-to-use contract upfront payments, deferred, net	(7,380)	(4,108)	(3,079)
Utility and other income	100,562	93,252	81,427
Gross revenues from home sales	36,064	36,302	37,191
Brokered resale and ancillary services revenues, net	3,584	3,798	2,994
Interest income	7,525	7,580	6,845
Income from other investments, net	10,842	5,795	7,310
Total revenues	986,653	925,312	870,435
Expenses:
Property operating and maintenance	313,003	294,119	268,249
Rental home operating and maintenance	6,836	6,610	6,883
Real estate taxes	55,892	55,010	53,036
Sales and marketing, gross	12,542	11,438	11,056
Right-to-use contract commissions, deferred, net	(813)	(354)	(223)
Property management	53,736	51,252	47,083
Depreciation on real estate assets and rental homes	130,022	121,455	117,400
Amortization of in-place leases	7,187	2,231	3,373
Cost of home sales	37,475	36,513	37,456
Home selling expenses	4,095	4,186	3,575
General and administrative	37,684	31,737	31,004
Other expenses	1,483	1,148	4,986
Early debt retirement	1,071	2,785	—
Interest and related amortization	104,993	100,570	102,030
Total expenses	765,206	718,700	685,908
Income before equity in income of unconsolidated joint ventures	221,447	206,612	184,527
Equity in income of unconsolidated joint ventures	4,939	3,765	2,605
Consolidated net income	226,386	210,377	187,132

Income allocated to non-controlling interests – Common OP Units	(13,774)	(12,788)	(13,869)
Redeemable perpetual preferred stock dividends and original issuance costs	(16)	(7,685)	(9,226)
Net income available for Common Stockholders	$212,596	$189,904	$164,037

Consolidated net income	$226,386	$210,377	$187,132
Other comprehensive income (loss):
Adjustment for fair market value of swap	1,357	1,169	326
Consolidated comprehensive income	227,743	211,546	187,458
Comprehensive income allocated to non-controlling interests – Common OP Units	(13,861)	(12,813)	(13,893)
Redeemable perpetual preferred stock dividends and original issuance costs	(16)	(7,685)	(9,226)
Comprehensive income attributable to Common Stockholders	$213,866	$191,048	$164,339

The accompanying notes are an integral part of these consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016

Earnings per Common Share – Basic	$2.39	$2.18	$1.93

Earnings per Common Share – Fully Diluted	$2.38	$2.17	$1.92

Weighted average Common Shares outstanding – Basic	88,964	86,997	84,778
Weighted average Common Shares outstanding – Fully Diluted	95,055	93,425	92,569

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests – Common OP Units	Total Equity
Balance, December 31, 2015	$843	$1,039,140	$136,144	$(250,506)	$(553)	$67,623	$992,691
Exchange of Common OP Units for common stock	—	381	—	—	—	(381)	—
Issuance of common stock through exercise of options	4	11,284	—	—	—	—	11,288
Issuance of common stock through employee stock purchase plan	—	1,269	—	—	—	—	1,269
Issuance of common stock	7	49,993	—	—	—	—	50,000
Compensation expenses related to stock options and restricted stock	—	9,181	—	—	—	—	9,181
Repurchase of common stock or Common OP Units	—	(2,652)	—	—	—	—	(2,652)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(4,426)	—	—	—	4,426	—
Adjustment for fair market value of swap	—	—	—	—	326	—	326
Consolidated net income	—	—	9,226	164,037	—	13,869	187,132
Distributions	—	—	(9,226)	(144,807)	—	(12,233)	(166,266)
Other	—	(1,122)	—	—	—	—	(1,122)
Balance, December 31, 2016	$854	$1,103,048	$136,144	$(231,276)	$(227)	$73,304	$1,081,847
Exchange of Common OP Units for common stock	13	16,436	—	—	—	(16,449)	—
Issuance of common stock through exercise of options	2	4,848	—	—	—	—	4,850
Issuance of common stock through employee stock purchase plan	—	2,061	—	—	—	—	2,061
Issuance of common stock	14	120,684	—	—	—	—	120,698
Compensation expenses related to stock options and restricted stock	—	9,352	—	—	—	—	9,352
Repurchase of common stock or Common OP Units	—	(3,087)	—	—	—	—	(3,087)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(10,043)	—	—	—	10,043	—
Adjustment for fair market value of swap	—	—	—	—	1,169	—	1,169
Consolidated net income	—	—	7,685	189,904	—	12,788	210,377
Distributions	—	—	(6,928)	(170,608)	—	(11,428)	(188,964)
Series C Preferred stock redemption	—	—	(136,144)	—	—	—	(136,144)
Series C Preferred stock original issuance costs	—	757	(757)	—	—	—	—
Other	—	(1,947)	—	—	—	(170)	(2,117)
Balance, December 31, 2017	$883	$1,242,109	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect from the adoption of ASU 2014-09 (as described in Note 2)	—	—	—	(15,186)	—	—	(15,186)
Balance, January 1, 2018	883	1,242,109	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for common stock	1	1,024	—	—	—	(1,025)	—
Issuance of common stock through exercise of options	2	3,821	—	—	—	—	3,823
Issuance of common stock through employee stock purchase plan	—	2,043	—	—	—	—	2,043
Issuance of common stock	10	78,745	—	—	—	—	78,755
Compensation expenses related to stock options and restricted stock	—	9,995	—	—	—	—	9,995
Repurchase of common stock or Common OP Units	—	(3,011)	—	—	—	—	(3,011)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,684)	—	—	—	3,684	—
Adjustment for fair market value of swap	—	—	—	—	1,357	—	1,357
Consolidated net income	—	—	16	212,596	—	13,774	226,386
Distributions	—	—	(16)	(196,464)	—	(12,729)	(209,209)
Other	—	(1,651)	—	—	—		(1,651)
Balance, December 31, 2018	$896	$1,329,391	$—	$(211,034)	$2,299	$71,792	$1,193,344

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Consolidated net income	$226,386	$210,377	$187,132
Adjustments to reconcile Consolidated net income to Net cash provided by operating activities:
Early debt retirement	1,071	2,785	—
Depreciation	131,501	122,720	118,521
Amortization of in-place leases	7,187	2,231	3,373
Amortization of loan costs	3,564	3,546	3,878
Debt premium amortization	(2,259)	(2,211)	(3,382)
Equity in income of unconsolidated joint ventures	(4,939)	(3,765)	(2,605)
Distributions of income from unconsolidated joint ventures	4,122	3,003	2,819
Proceeds from insurance claims, net	(8,525)	(2,722)	(12,198)
Compensation expense related to restricted stock and stock options	9,995	9,352	9,181
Revenue recognized from right-to-use contract upfront payments	(7,811)	(10,020)	(9,248)
Commission expense recognized related to right-to-use contracts	3,609	4,509	4,149
Long-term incentive plan compensation	1,176	1,347	(2,929)
Provision for (recovery of) uncollectible rents receivable	322	(333)	(744)
Changes in assets and liabilities:
Notes receivable activity, net	(247)	(1,510)	217
Deferred commission expense	(4,274)	(4,577)	(4,659)
Other assets, net	32,364	37,838	33,993
Accrued expenses and accounts payable	827	(11,184)	10,322
Deferred revenue – upfront payments from right-to-use contracts	15,191	14,132	12,327
Deferred revenue – right-to-use annual payments	123	115	(61)
Rents received in advance and security deposits	1,701	2,354	2,276
Net cash provided by operating activities	411,084	377,987	352,362
Cash Flows From Investing Activities:
Real estate acquisitions, net	(234,108)	(136,552)	(98,244)
Investment in unconsolidated joint ventures	(4,497)	(33,345)	(5,134)
Distributions of capital from unconsolidated joint ventures	396	789	3,068
Proceeds from insurance claims	7,943	3,626	1,145
Repayments of notes receivable	13,823	—	—
Issuance of notes receivable	—	(13,823)	—
Capital improvements	(181,622)	(126,050)	(119,437)
Net cash used in investing activities	(398,065)	(305,355)	(218,602)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	5,813	6,911	12,557
Gross proceeds from sale of Common Stock	78,755	120,698	50,000
Distributions:
Common Stockholders	(190,211)	(163,770)	(140,057)
Common OP Unitholders	(12,411)	(11,631)	(11,888)
Preferred Stockholders	(16)	(6,928)	(9,226)
Stock repurchase and Unit redemption	—	—	(229)
Share based award tax withholding payments	(2,958)	(3,087)	(2,423)
Principal payments and mortgage debt payoff	(245,335)	(270,530)	(142,731)
New mortgage notes payable financing proceeds	421,774	350,369	88,050
Line of Credit payoff	(284,000)	(101,000)	—
Line of Credit proceeds	254,000	131,000	—
Debt issuance and defeasance costs	(6,436)	(12,567)	(1,375)
Redemption of preferred stock	—	(136,314)	—
Other, primarily ATM offering costs	(1,651)	(1,947)	(1,122)
Net cash provided by (used in) financing activities	17,324	(98,796)	(158,444)
Net increase (decrease) in Cash and restricted cash	30,343	(26,164)	(24,684)
Cash and restricted cash, beginning of year	35,631	61,795	86,479
Cash and restricted cash, end of year	$65,974	$35,631	$61,795

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental information:
Cash paid during the period for interest	$102,377	$102,570	$105,556
Building and other depreciable property – reclassification of rental homes	$39,587	$38,350	$34,707
Other assets, net – reclassification of rental homes	$(39,587)	$(38,350)	$(34,707)

Real estate acquisitions:
Investment in real estate	$(265,129)	$(142,255)	$(122,448)
Other assets, net	(59)	(229)	(20)
Debt assumed	9,200	5,900	22,010
Debt financed	8,786	—	—
Accrued expenses and accounts payable	794	32	1,883
Other liabilities	12,300	—	331
Real estate acquisitions, net	$(234,108)	$(136,552)	$(98,244)

The accompanying notes are an integral part of these consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," "the Company," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. We provide our customers the opportunity to place factory built homes, cottages, cabins or RVs on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays. Our Properties are designed and improved for home options of various sizes and designs that are produced off-site by third party manufacturers, installed and set on designated Sites ("Site Set") within the Properties.
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
Several Properties are wholly-owned by Realty Systems, Inc. ("RSI"), one of our taxable REIT Subsidiaries. In addition, RSI is engaged in the business of purchasing, selling and leasing Site Set homes that are located in Properties we own and manage. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. RSI also operates ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.
The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is shown on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2018, the Non-controlling interests—Common OP Units represented 5,745,966 OP Units which are exchangeable into an equivalent number of shares of our common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies

(a)	Basis of Presentation
The consolidated financial statements present the results of operations, financial position and cash flows of ELS, its majority-owned and controlled subsidiaries and variable interest entities ("VIEs") in which ELS is the primary beneficiary. Intercompany balances and transactions have been eliminated.
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 93.8%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary and we have continued to consolidate the Operating Partnership.
Equity method of accounting is applied to entities in which ELS does not have a controlling interest or for VIEs in which ELS is not considered the primary beneficiary, but with respect to which it can exercise significant influence over the operations and major decisions. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.
Certain prior period amounts have been reclassified on our consolidated financial statements to conform with current year presentation.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All property and site counts and acreage amounts are unaudited.

(c)	Investment in Real Estate
Investment in real estate is recorded at cost less accumulated depreciation. Direct and indirect costs related to real estate improvement projects are capitalized, including salaries and related benefits of employees who are directly responsible for and spend their time on the execution and supervision of such projects. Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items, such as streets, sidewalks or water mains. Improvements to buildings and other depreciable property include clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment.
For development and expansion projects, we capitalize direct project costs, such as construction, architectural and legal, as well as, indirect project costs such as interest, real estate taxes and salaries and related benefits of employees who are directly involved in the project. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use.
Depreciation is computed on a straight-line basis based on the estimated useful lives of the associated real estate assets.

Useful Lives (in years)
Land and Building Improvements	10-30
Manufactured Homes	10-25
Furniture, Fixture and Equipment	5
In-place leases	Expected term
Above and below-market leases	Applicable lease term
Long-lived assets to be held and used, including our investment in real estate, are evaluated for impairment indicators quarterly or whenever events or changes in circumstances indicate a possible impairment. Our judgments regarding the existence

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

of impairment indicators are based on factors such as operational performance, market conditions, environmental and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
If an impairment indicator exists related to a long-lived asset that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. Forecasting cash flows requires us to make estimates and assumptions on various inputs including, but not limited to, rental revenue and expense growth rates, occupancy, levels of capital expenditure and capitalization rates. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.

(d)	Acquisitions
On January 1, 2018, we adopted ("ASU 2017-01") Business Combinations: Clarifying the Definition of a Business (Topic 805). See section (o) Recently Adopted Accounting Pronouncements within this Note 2 for further discussion.
In estimating the fair values for purposes of allocating the purchase price, we utilize a number of sources, including independent appraisals or internal valuations that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed.
The following methods and assumptions are used to estimate the fair value of each class of asset acquired and liability assumed:
Land – Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales based on both quantitative and qualitative data.
Depreciable property – Cost approach based on market comparable data to replace adjusted for local variations, inflation and other factors.
Manufactured homes – Sales comparison approach based on market prices for similar homes adjusted for differences in age or size.
In-place leases – In-place leases are determined via a combination of estimates of market rental rates and expense reimbursement levels as well as an estimate of the length of time required to replace each lease.
Above-market assets/below-market liabilities – Income approach based on discounted cash flows comparing contractual cash flows to be paid pursuant to the leases and our estimate of fair market lease rates over the remaining non-cancelable lease terms. For below-market leases, we also consider remaining initial lease terms plus any renewal periods.
Notes receivable – Income approach based on discounted cash flows comparing contractual cash flows at a market rate adjusted based on particular notes' or note holders' down payment, credit score and delinquency status.
Mortgage notes payable – Income approach based on discounted cash flows comparing contractual cash flows to cash flows of similar debt discounted based on market rates.

(e)	Intangibles and Goodwill
We record acquired intangible assets at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the Property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed in a business combination is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

As of December 31, 2018 and 2017, the gross carrying amounts of identified intangible assets and goodwill were approximately $12.1 million, which is reported as a component of Other assets, net on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $3.0 million and $2.9 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, amortization expense for the identified intangible assets was approximately $0.1 million, $0.1 million and $0.2 million, respectively.
(f)    Assets Held for Sale
In determining whether to classify a real estate asset held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the real estate asset is probable within one year; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made. If all of the above criteria are met, we classify the real estate asset as held for sale. When all of the above the criteria are met, we discontinue depreciation or amortization of the asset, measure it at the lower of its carrying amount or its fair value less estimated cost to sell, and present it separately as Assets held for sale, net on the Consolidated Balance Sheets. We also present the Liabilities related to assets held for sale, if any, separately on the Consolidated Balance Sheets. In connection with the held for sale evaluation, if the disposal represents a strategic shift that has, or will have, a major effect on the consolidation financial statement, then the transaction is presented as discontinued operations.

(g)	Restricted Cash
As of December 31, 2018 and 2017, restricted cash consists of $21.1 million and $17.2 million, respectively, primary related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

(h)	Fair Value of Financial Instruments
We disclose the estimated fair value of our financial instruments according to a fair value hierarchy. The valuation hierarchy is based on the transparency of the lowest level of input that is significant to the valuation of an asset or a liability as of the measurement date. The three levels are defined as follows:
Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying values of cash and restricted cash, notes receivable, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.
Our mortgage notes payable and term loan, excluding amounts presented as Liabilities related to assets held for sale of $11.2 million as of December 31, 2018 and deferred financing costs of $26.4 million and $23.7 million as of December 31, 2018 and 2017, respectively, had a carrying value of $2,374.7 million and $2,193.7 million as of December 31, 2018 and 2017, respectively, and a fair value of $2,364.6 million and $2,184.0 million as of December 31, 2018 and 2017, respectively. The fair value is measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities.
We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivatives. Our cash flow hedge of interest rate risk is measured at fair market value with Level 2 inputs using quoted prices and observable inputs from similar assets and liabilities. See Note 9. Derivative Instruments and Hedging Activities for further discussion.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions as disclosed in section (d) Acquisitions within this Note 2 and Note 5. Investment in Real Estate.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

(i)	Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $36.6 million and $33.9 million as of December 31, 2018 and 2017, respectively.
(j)     Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for receivable from tenants, Contracts Receivable and Chattel Loans (Refer to Note 7. Notes Receivable for definition of these terms). The allowance reflects our best estimate of collectibility risks on outstanding receivables. Our allowance for doubtful accounts was as follows:

	December 31,
(amounts in thousands):	2018	2017	2016
Balance, beginning of year	$5,545	$5,378	$6,470
Provision for losses	4,154	4,181	3,926
Write-offs	(4,469)	(4,014)	(5,018)
Balance, end of year	$5,230	$5,545	$5,378

(k)	Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering right-to-use contracts. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with the lease accounting standard and is recognized over the term of the respective lease or the length of a customer's stay. For more information on the adoption of the new lease accounting standard, see section (p) New Accounting Pronouncements within this Note 2 for further discussion.
A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years. On January 1, 2018, we adopted (“ASU 2014-09”), Revenue from Contracts with Customers. See section (o) Recently Adopted Accounting Pronouncements within this Note 2 for further discussion.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(l)    Stock Based Compensation
Stock-based compensation expense for restricted stock awards with service conditions is measured based on the grant date fair value and recognized on a straight-line basis over the requisite service period of the individual grants.
Stock-based compensation expense for restricted stock awards with performance conditions is measured based on the grant date fair value and primarily recognized on a straight-line basis over the performance period of the individual grants, when achieving the performance targets is considered probable. We estimate and revisit the probability of achieving the performance targets periodically by updating our forecasts throughout the performance period as necessary.
We also issue stock options by estimating the grant date fair value using the Black-Scholes option-pricing model and recognizing over the vesting period for options that are expected to vest. We estimate forfeitures at the time of grant based on historical experience, updated for changes in facts and circumstances, as appropriate, and in subsequent periods if actual forfeitures differ from those estimates. The expected volatility assumption is calculated based on our historical volatility, which is calculated over a period of time commensurate with the expected term of the options being valued. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our expectation of dividend payouts.

(m)	Non-Controlling Interests
The OP Units are exchangeable for shares of common stock on a one-for-one basis at the option of the Common OP Unitholders, which the Company may in its discretion cause the Operating Partnership to settle in cash. The exchange is treated

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

as a capital transaction, which results in an allocation between stockholders' equity and non-controlling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of OP Units held by the Common OP Unitholders by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the Non-controlling interests – Common OP Units and the Company.

(n)	Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of both December 31, 2018 and 2017, the REIT had a federal net operating loss carryforward of approximately $74.1 million. In 2017, the Company utilized approximately $14.0 million of the net operating loss carryforward to offset its tax and distribution requirements. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2018 and 2017.
In addition, we have several taxable REIT Subsidiaries ("TRSs"), which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2018 and 2017 .
The REIT is still subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.
As of December 31, 2018, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $3.4 billion (unaudited) and $37.1 million (unaudited), respectively.
During the years ended December 31, 2018, 2017 and 2016, our tax treatment of common stock distributions were as follows (unaudited):

	2018	2017	2016
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$2.137	$1.657	$1.471
Long-term capital gains	—	0.718	—
Non-dividend distributions	—	—	0.179
Distributions declared per common stock outstanding	$2.137	$2.375	$1.650
The quarterly distribution paid on January 11, 2019 is a split year distribution with $0.487000 (unaudited) per common share considered a distribution made in 2018 and $0.063000 (unaudited) allocable to 2019 for federal income tax purposes.

(o)	Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted ASU 2017-01 on a prospective basis. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition rather than a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations are expensed as incurred. All of the acquisitions completed subsequent to January 1, 2018 met the screen and, therefore, were accounted for as asset acquisitions and, as such, the related transaction costs of $5.8 million were capitalized for the year ended December 31, 2018.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

On January 1, 2018, we adopted (“ASU 2016-15”) Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) on a retrospective basis. This update adds or clarifies guidance on the classification of certain cash receipts and payments on the Consolidated Statements of Cash Flows. The retrospective adoption of this guidance resulted in the reclassification of $3.6 million and $1.1 million of insurance proceeds from Operating Activities to Investing Activities for the years ended December 31, 2017 and 2016, respectively. Additionally, the retrospective adoption of this guidance resulted in the reclassification of distributions from equity method investments of $0.8 million from Operating Activities to Investing Activities for the year ended December 31, 2017 and $1.0 million from Investing Activities to Operating Activities for the year ended December 31, 2016.

On January 1, 2018, we adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to our right-to-use upgrade contracts and related commissions that were not fully amortized as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 were presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the previous accounting standards. As a result of the cumulative impact of adopting this guidance, we recorded a net reduction to retained earnings of approximately $15.2 million as of January 1, 2018 in Distributions in excess of accumulated earnings in the Consolidated Statement of Changes in Equity. There have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard. See Note 10. Reportable Segments for further disaggregation of our various revenue streams by major source.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

The impact of ASU 2014-09 on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2018 was as follows:

(amounts in thousands, except per share data)	As Reported	Balances Without Adoption of ASU 2014-09 (a)	Effect of Change Higher/(Lower)
Revenues
Right-to-use contract upfront payments, deferred, net	$(7,380)	$(4,400)	$2,980
Total revenues	$986,653	$989,633	$(2,980)

Expenses
Right-to-use contract commissions, deferred, net	$(813)	$55	$868
Total expenses	$765,206	$766,074	$(868)

Consolidated net income	$226,386	$228,488	$(2,102)
Net income available for Common Stockholders	$212,596	$214,585	$(1,989)
Earnings per Common Share - Basic	$2.39	$2.41	$(0.02)
Earnings per Common Share - Fully Diluted	$2.38	$2.40	$(0.02)
_________________________
(a)     Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

On October 1, 2018, we early adopted ("ASU 2017-12") Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 provides guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments including ineffectiveness is recorded in other comprehensive income ("OCI") and amounts deferred in OCI is reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The new guidance also amends the presentation and disclosure requirements. The intention is to align hedge accounting with companies' risk management strategies more closely, thereby simplifying the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The adoption of this guidance did not have any effect on the consolidated financial statements.

(p)	New Accounting Pronouncements
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
In June 2018, the SEC issued a final rule, Inline XBRL Filing of Tagged Data, which will require the use of the Inline eXtensible Business Reporting Language (XBRL) format for the submission of operating company financial statement information. In addition, the final rule will eliminate the requirement for operating companies to post “Interactive Data Files” (i.e., machine-readable computer code that presents information in XBRL format) on their websites. Large accelerated filers that prepare their financial statements in accordance with GAAP will be subject to Inline XBRL requirements beginning with the fiscal period ending on or after June 15, 2019. We expect to use Inline XBRL starting with the Form 10-Q for the quarter ending June 30, 2019.
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of evaluating the potential impact, if any, that adoption of this standard may have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ("ASU 2016-02") Leases, regarding the accounting for leases for both lessees and lessors. The pronouncement generally requires lessees to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, ASU 2016-02 was amended, providing another transition method by allowing companies to initially apply the new lease standard in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings, if necessary. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components, if certain requirements are met. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018.
We will adopt this new guidance on January 1, 2019 using the modified retrospective approach. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. As of January 1, 2019, we expect to recognize operating lease assets of approximately $18.0 million, net of our existing straight-line ground rent liability of $1.0 million, and corresponding lease liabilities of approximately $19.0 million related to operating leases where we are the lessee, such as ground leases and office leases. For leases with a term of 12 months or less, we will make an accounting policy election by class of underlying asset to not recognize the right of use assets and associated lease liabilities.
For leases where we are the lessor, the accounting for lease components will be largely unchanged from existing GAAP and we will elect the practical expedient to not separate non-lease components from lease components based upon the predominant component for these operating leases.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(amounts in thousands, except per share data)	2018	2017	2016
Numerators:
Net Income Available for Common Stockholders:
Consolidated net income	$226,386	$210,377	$187,132
Amounts allocated to dilutive securities	(13,774)	(12,788)	(13,869)
Preferred stock distributions	(16)	(7,685)	(9,226)
Net income available to Common Stockholders—Basic	212,596	189,904	164,037
Amounts allocated to dilutive securities	13,774	12,788	13,869
Net income available to Common Stockholders—Fully Diluted	$226,370	$202,692	$177,906
Denominator:
Weighted average Common Shares outstanding—Basic	88,964	86,997	84,778
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	5,793	6,033	7,204
Stock options and restricted stock	298	395	587
Weighted average Common Shares outstanding—Fully Diluted	95,055	93,425	92,569

Earnings per Common Share—Basic:	$2.39	$2.18	$1.93

Earnings per Common Share—Fully Diluted:	$2.38	$2.17	$1.92

Note 4—Common Stock and Other Equity Related Transactions
On October 26, 2018, we entered into our current at-the-market ("ATM") equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock with a par value of $0.01 per share, up to an aggregate offering price of up to $200.0 million. The full capacity remained available for issuance as of December 31, 2018.
The following table presents the shares that were issued under our prior ATM equity offering program:

	Years Ended December 31,
(amounts in thousands, except share data)	2018	2017	2016
Shares of Common Stock sold	861,141	1,380,017	683,548
Weighted average price	$91.45	$87.46	$73.15
Total gross proceeds	$78,755	$120,698	$50,000
Commissions paid to sales agents	$1,028	$1,512	$657
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The aggregate number of shares of common stock available under the ESPP shall not exceed 2,000,000, subject to adjustment by our Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2018, 2017 and 2016 were 22,071, 24,715 and 17,037, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4—Common Stock and Other Equity Related Transactions (continued)

The following table presents the changes in our outstanding common stock (excluding OP Units of 5,745,966, 5,834,100, and 7,170,000 outstanding at December 31, 2018, 2017 and 2016, respectively):

	Years Ended December 31,
	2018	2017	2016
Shares outstanding at January 1,	88,585,160	85,529,386	84,253,065
Common stock issued through the ATM Equity Offering Program	861,141	1,380,017	683,548
Common stock issued through conversion of OP Units	88,134	1,335,900	37,678
Common stock issued through exercise of options	202,800	220,000	440,000
Common stock issued through restricted stock grants	192,505	130,426	133,717
Common stock forfeitures	—	(990)	—
Common stock issued through ESPP and Dividend Reinvestment Plan	22,572	25,101	17,373
Common stock repurchased and retired	(31,294)	(34,680)	(35,995)
Shares outstanding at December 31,	89,921,018	88,585,160	85,529,386
During the years ended December 31, 2018, 2017 and 2016, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $96.23, $89.02 and $72.22 per share, respectively.
As of December 31, 2018, 2017 and 2016, ELS' percentage ownership of the Operating Partnership was approximately 94.0%, 93.8% and 92.3%, respectively. The remaining approximately 6.0%, 6.2% and 7.7% as of December 31, 2018, 2017 and 2016, respectively, was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2016:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4250	March 31, 2016	March 25, 2016	April 8, 2016
$0.4250	June 30, 2016	June 24, 2016	July 8, 2016
$0.4250	September 30, 2016	September 30, 2016	October 14, 2016
$0.4250	December 31, 2016	December 30, 2016	January 13, 2017
$0.4875	March 31, 2017	March 31, 2017	April 14, 2017
$0.4875	June 30, 2017	June 30, 2017	July 14, 2017
$0.4875	September 30, 2017	September 29, 2017	October 13, 2017
$0.4875	December 31, 2017	December 29, 2017	January 12, 2018
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
$0.5500	June 30, 2018	June 29, 2018	July 13, 2018
$0.5500	September 30, 2018	September 28, 2018	October 12, 2018
$0.5500	December 31, 2018	December 28, 2018	January 11, 2019
Note 5—Investment in Real Estate
Acquisitions
We acquired all of the following Properties from unaffiliated third parties:
During the year ended December 31, 2018, we acquired four RV communities, including Sunseekers, located in North Fort Myers, Florida, Holiday Travel Park, located in Holiday, Florida, Timber Creek, located in Waverly, Rhode Island, and King Nummy, located in Cape May Court House, New Jersey and four manufactured home communities, including Everglades Lakes, located in Fort Lauderdale, Florida, Serendipity, located in Clearwater, Florida, Kingswood, located in Riverview, Florida, and Palm Lake, located in Riviera Beach, Florida for a combined purchase price of $251.7 million, including $5.8 million of transaction costs. These properties contain 3,712 Sites. As a result of these acquisitions, we assumed approximately $9.2 million of mortgage debt and entered into new mortgage debt of $8.8 million. The remaining purchase price was funded with available cash, proceeds from our prior ATM equity offering program and the LOC. We also acquired two vacant land parcels adjacent to our other Properties for a combined purchase price of $2.8 million. Each of these acquisitions were accounted for as asset acquisitions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Investment in Real Estate (continued)

During the year ended December 31, 2017, we acquired Bethpage Camp Resort and Grey's Point Camp, two RV communities in Urbanna and Topping,Virginia, respectively, and Paradise Park Largo, a manufactured home community in Largo, Florida for a combined purchase price of $142.4 million. These Properties include 1,870 sites. As a result of these acquisitions, we assumed approximately $5.9 million of mortgage debt. The remaining purchase price was funded with available cash, proceeds from our ATM equity offering program and the line of credit. We accounted for our 2017 acquisitions under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”).
During the year ended December 31, 2016, we acquired four RV communities, including Riverside RV, located in Arcadia, Florida, Portland Fairview, located in Fairview Oregon, Forest Lakes Estate, located in Zephyrhills, Florida, and Rose Bay, located in Port Orange, Florida for a combined purchase price of $120.5 million. These Properties include 2,377 Sites. As a result of these acquisitions, we assumed approximately $22.6 million of mortgage debt. The remaining purchase price was funded with available cash and proceeds from our ATM equity offering program. We accounted for our 2016 acquisitions under the acquisition method in accordance with ASC 805.
We engaged a third-party to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2018, 2017 and 2016, which we determined using Level-2 inputs for mortgage notes payable, other liabilities and other assets and Level-3 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2018	2017 (a)	2016
Assets acquired
Land	$171,111	$82,539	$62,489
Buildings and other depreciable property	84,019	55,903	55,445
Manufactured homes (b)	140	840	67
In-place leases (b)	9,859	2,973	4,447
Net investment in real estate	$265,129	$142,255	$122,448
Other assets	—	229	20
Total assets acquired	$265,129	$142,484	$122,468
Liabilities assumed
Mortgage notes payable	$9,200	$5,900	$22,010
Below-market lease liability (c)	10,645	—	—
Other liabilities	—	32	2,214
Total liabilities assumed	$19,845	$5,932	$24,224
Net assets acquired	$245,284	$136,552	$98,244
_________________________
(a)During the year ended December 31, 2018 we finalized the purchase price allocation on the 2017 acquisitions accounted for as business combinations.
(b)Manufactured homes and in-place leases are included in Buildings and other depreciable property on the Consolidated Balance Sheets.
(c)Below-market lease liability is included in Accrued expenses and accounts payable on the Consolidated Balance Sheets.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Investment in Real Estate (continued)

Properties Classified as Held for Sale
The following table presents the assets and liabilities associated with the five Properties classified as held for sale as of December 31, 2018:

As of December 31,
(amounts in thousands)	2018
Assets
Land, building and other improvements	$49,973
Less accumulated depreciation	(14,547)
Net investment in real estate	35,426
Other assets	488
Assets held for sale, net	$35,914
Liabilities
Mortgage notes payable	$11,175
Other liabilities	1,175
Liabilities related to assets held for sale	$12,350
Note 6—Investment in Unconsolidated Joint Ventures
During the year ended December 31, 2017, we entered joint venture agreements to acquire 49% interest in Florida Atlantic Holding, LLC ("Loggerhead") and Crosswinds Mobile Home Park ("Crosswinds") for approximately $30.0 million and $18.8 million, respectively. As part of the Crosswinds transaction, we issued a short term loan of $13.8 million to the joint venture. The loan was subsequently repaid during 2018. During the year ended December 31, 2018, we contributed an additional $4.4 million and $0.1 million to the Loggerhead and Crosswind joint ventures, respectively.
We recorded $4.9 million, $3.8 million, and $2.6 million (net of $1.8 million, $1.5 million and $1.3 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016, respectively. We received approximately $4.5 million, $3.8 million and $5.9 million in distributions from joint ventures for the years ended December 31, 2018, 2017 and 2016, respectively. Approximately $0.2 million and $0.8 million of the distributions made to us exceeded our basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2018 and 2017, respectively. None of the distributions made to us exceeded our basis in joint ventures for the year ended December 31, 2016.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2018 and 2017, respectively):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites(a)	Economic Interest(b)		2018	2017	2018	2017	2016
Meadows	Various (2,2)	1,077	50%		$346	$307	$1,839	$2,197	$1,348
Lakeshore	Florida (3,3)	720	(c)		2,263	2,530	22	115	318
Voyager	Arizona (1,1)	1,801	50%	(d)	3,135	3,205	995	891	1,014
Loggerhead	Various	2,343	49%		35,789	31,414	1,486	230	—
Echo JV	Various	—	50%		16,222	15,624	597	332	(75)
		5,941			$57,755	$53,080	$4,939	$3,765	$2,605
_________________________

(a)	Loggerhead sites represents marina slip counts.

(b)	The percentages shown approximate our economic interest as of December 31, 2018. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Notes Receivable, net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for nonrefundable upgrades to existing right-to-use contracts ("Contracts Receivable"). These Contracts Receivable represent loans to customers who have entered right-to-use contracts. As of December 31, 2018 and 2017, Contract Receivable was $21.9 million and $19.7 million, respectively. Contracts Receivable, as of December 31, 2018, had an average stated interest rate of 16.6%, a weighted average term remaining of approximately 3.5 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by others to finance the sales of homes to our customers (referred to as "Chattel Loans"). These loans are secured by the underlying homes sold. These Chattel Loans require monthly principal and interest payments. As of December 31, 2018 and 2017, we had $13.4 million and $15.9 million of Chattel Loans, respectively. As of December 31, 2018, the Chattel Loans receivable had a stated per annum average interest rate of approximately 7.7%, with a yield of 26.5%, and had an average term remaining of approximately 10 years.
Note 8—Borrowing Arrangements
Mortgage Notes Payable
As of December 31, 2018 and 2017, we had outstanding mortgage indebtedness on Properties of approximately $2,149.7 million and $1,971.7 million, respectively, excluding liabilities classified as held for sale and net of deferred financing costs. The weighted average interest rates including the impact of premium/discount and deferred loan cost amortization were 4.7% and 4.8% per annum, for the years ended December 31, 2018 and 2017, respectively. The secured debt bears interest rates of 3.5% to 8.9% per annum and matures on various dates ranging from 2020 to 2041. The debt encumbered a total of 118 Properties, excluding held for sale Properties, as of December 31, 2018 and 120 Properties as of December 31, 2017, and the carrying values of such Properties were approximately $2,489.8 million and $2,323.1 million for December 31, 2018 and 2017, respectively.
2018 Activity
We entered into two secured credit facilities with gross proceeds of $357.8 million, with a weighted average maturity of 14.8 years and a weighted average interest rate of 4.23%. We also closed on one loan secured by two RV communities for gross proceeds of $64.0 million. The loan has a term of 20 years and carries an interest rate of 4.83% per annum. Additionally, in connection with the Serendipity acquisition, we assumed $9.2 million of debt and obtained $8.8 million of additional financing for a total of $18.0 million, secured by the MH community. The debt carries a weighted average interest rate of 4.75% and matures in 2039.
We also repaid $196.8 million of principal on 16 mortgage loans (15 due to mature in 2019 and one maturing in 2018) incurring $1.9 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 6.29% per annum and were secured by 15 MH and one RV communities.
2017 Activity
We entered into a $204.4 million secured credit facility with Fannie Mae, maturing in 20 years and bearing a 3.97% interest rate. The facility is secured by five MH communities. We also closed on three loans with total gross proceeds of $146.0 million. These loans have a term of 20 years, carry an interest rate of 4.07% per annum and are each secured by a MH community. Additionally, in connection with the Paradise Park Largo acquisition, we assumed $5.9 million of debt secured by the MH community, with an interest rate of 4.60% per annum, which is set to mature in 2040.
We also repaid $227.5 million of principal on 15 mortgage loans (13 due to mature in 2018 and two maturing in 2017) incurring $2.7 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.93% per annum and were secured by 13 MH and two RV communities.
2016 Activity
We closed on six loans with total gross proceeds of approximately $88.1 million. These loans have a weighted average maturity of 23 years, carry a weighted average interest rate of 4.01% per annum and are secured by four MH and two RV communities.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8—Borrowing Arrangements (continued)

Additionally, in connection with the Forest Lake Estates acquisition, we assumed $22.6 million of debt secured by the MH community, with an interest rate of 4.51% per annum, which is set to mature in 2038.
We also paid off five maturing loans of approximately $41.8 million in principal. These mortgage loans had a weighted average interest rate of 5.85% per annum and were secured by three MH and two RV communities.
Second Amended and Restated Unsecured Credit Facility
During the year ended December 31, 2017, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent, and other lenders named therein, which amended and restated the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014, pursuant to which we have access to a $400.0 million unsecured line of credit (the “LOC”) and entered into a $200.0 million senior unsecured term loan (the “Term Loan”). The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six-month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%. The spread over LIBOR varies quarterly based on leverage measured throughout the loan term. In 2017, we incurred commitment and arrangement fees of approximately $3.7 million to extend the LOC and enter into the Term Loan.
Unsecured Line of Credit
The LOC has no outstanding balance at December 31, 2018 and had $30.0 million outstanding as of December 31, 2017.
Term Loan
As of December 31, 2018, our $200.0 million unsecured Term Loan matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR varies quarterly based on leverage measured throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, as amended under the Second Amended and Restated Credit Agreement, we also entered into a three-year LIBOR Swap Agreement (the "2017 Swap") allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. See Note 9 Derivative Instruments and Hedging Activities for further discussion.
Future Maturities of Debt
Debt is classified as held for sale if the Properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid immediately upon the sale of the related Properties. Aggregate annual principal payments on long-term borrowings for the next five years and thereafter are as follows:

(amounts in thousands)	Held for Sale	Held for Use	Total
2019	$157	$54,848	$55,005
2020	163	168,697	168,860
2021	10,881	218,337	229,218
2022	—	179,910	179,910
2023	—	341,561	341,561
Thereafter	—	1,410,368	1,410,368
Net unamortized premiums	—	994	994
Unamortized deferred financing costs	(26)	(26,363)	(26,389)
Total	$11,175	$2,348,352	$2,359,527
As of December 31, 2018, we were in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in our exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of the designated derivative that qualify as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings.
Our previous swap, entered into in 2014, matured during 2017. In connection with our Term Loan, we entered into the 2017 Swap (see Note 8. Borrowing Arrangements for further discussion on the Term Loan) allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The 2017 Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum for the first three years, and matures on November 1, 2020. Based on the leverage as of December 31, 2018 and 2017, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
The table below presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2018	2017
Interest Rate Swap - 2017	Other assets, net	$2,299	$942
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2018	2017	2016	(amounts in thousands)	2018	2017	2016
Interest Rate Swap	$(1,613)	$(869)	$813	Interest Expense	$(256)	$300	$1,139
We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2018, we did not post any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Deferred Revenue Entry of Right-to-Use Contracts and Deferred Commission Expense
The components of the change in deferred revenue entry of right-to-use contracts and deferred commission expense were as follows:

	As of
(amounts in thousands)	2018	2017
Deferred revenue as of December 31,	$85,596	$81,484
Cumulative effect of change in accounting principle (a)	23,387	—
Deferred revenue as of January 1,	108,983	81,484
Right-to-use contracts current period, gross	15,191	14,132
Revenue recognized from right-to-use contract upfront payments	(7,811)	(10,020)
Right-to-use contract upfront payments, deferred, net	7,380	4,112
Deferred revenue—upfront payments from right-to-use contracts as of December 31,	$116,363	$85,596

Deferred commission expense as of December 31	$31,443	$31,375
Cumulative effect of change in accounting principle (a)	8,200	—
Deferred commission expense as of January 1,	39,643	31,375
Deferred commission expense	4,274	4,577
Commission expense recognized	(3,609)	(4,509)
Net increase in deferred commission expense	665	68
Deferred commission expense as of December 31,	$40,308	$31,443
_________________________

(a)	The cumulative effect adjustments resulting from the adoption of ASU 2014-09 as of January 1, 2018. See Note 2 for further details.
Note 11—Lease Agreements
The leases entered into between the customer and us for the rental of a Site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain Sites for 17 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. As of December 31, 2018, future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases are as follows:

(amounts in thousands)	Amount
2019	$92,885
2020	92,759
2021	37,252
2022	19,561
2023	19,225
Thereafter	83,072
Total	$344,754
Note 12—Operating Leases
We lease land under non-cancelable operating leases at certain of the Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have operating leases covering our office space expiring at various dates through 2026. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business. For the years ended December 31, 2018, 2017 and 2016, total operating lease payments for rent due under ground leases and office space aggregated to $7.9 million, $7.6 million and $7.4 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12- Operating Leases (continued)

The following table summarizes our minimum future rental payments under our operating leases as of December 31, 2018:

(amounts in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Office space lease	$8,669	$2,348	$2,402	$2,068	$569	$530	$752
Ground lease	11,551	1,832	1,832	1,832	1,362	417	4,276
Total operating leases	$20,220	$4,180	$4,234	$3,900	$1,931	$947	$5,028

Note 13—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.4 million for each of the years ended December 31, 2018, 2017 and 2016.
Note 14—Equity Incentive Awards
Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded restricted stock, options, including non-qualified stock options and incentive stock options, and other forms of equity awards subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of our Board of Directors (the "Compensation Committee").
Equity awards under the 2014 Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. A maximum of 3,750,000 shares of common stock are authorized for awards under the 2014 Plan. As of December 31, 2018, 2,927,923 shares remained available for future grants.
Restricted stock and options under the 2014 Plan have a maximum contractual term of ten years from the date of grant and have an exercise price not less than the fair value of the stock on the grant date. Individual grants could have different vesting periods but in generally no longer than three and a half years. All restricted stock awards have non-forfeitable rights to dividend payments even if the underlying stock does not entirely vest.

On February 1, 2018, we awarded 70,250 shares of restricted stock (the “2018 Awards”) at a fair market value of approximately $5.9 million to certain members of our senior management for their service in 2018. The 2018 Awards vest over a three-year vesting period, with one-third vested on December 28, 2018 and the remaining two-thirds vesting on each of January 31, 2020 and January 29, 2021, respectively (the “Extended Vesting Portion”). One-half of the Extended Vesting Portion of the 2018 Awards is time-based vesting in equal installments on January 31, 2020 and January 29, 2021. The remaining one-half of the Extended Vesting Portion of the 2018 Awards is performance-based vesting in equal installments on January 31, 2020 and January 29, 2021, upon meeting the performance conditions to be established by the Compensation Committee in the year of the vesting period.
Additionally, on February 1, 2018, we awarded a one-time transition award of time-based restricted stock (the "Transition Awards") as a transition from our prior practice of granting annual restricted stock awards which vest in full on December 31 of the relevant grant year. On February 1, 2018, we awarded Transition Awards for 70,250 shares of common stock at a fair market value of approximately $5.9 million to certain members of our senior management. These Transition Awards are intended to mitigate the impact of a reduction in the realized pay for certain members of our senior management in 2018 and 2019 resulting from the three-year vesting period for the 2018 Awards. Two- thirds of each Transition Award vested on December 28, 2018, and the remaining one- third will vest on January 31, 2020. The Transition Awards are not subject to performance goals. The Compensation Committee does not intend to replicate these Transition Awards in future years.
Stock-based compensation expense, reported in General and administrative on the Consolidated Statements of Income and Comprehensive income, for the years ended December 31, 2018, 2017 and 2016 was $10.0 million, $9.4 million and $9.2 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14— Equity Incentive Awards (continued)

Restricted Stock
A summary of our restricted stock activities and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	85,500	$49.72
Shares granted	133,717	$68.21
Shares vested	(153,610)	$59.85
Balance at December 31, 2016	65,607	$63.68
Shares granted	130,426	$76.25
Shares forfeited	(990)	$80.54
Shares vested	(125,271)	$68.79
Balance at December 31, 2017	69,772	$77.77
Shares granted	192,505	$86.01
Shares vested	(112,426)	$81.48
Balance at December 31, 2018	149,851	$85.56
Compensation expense to be recognized subsequent to December 31, 2018 for restricted stock granted during or prior to 2018 that have not yet vested was $11.0 million, which is expected to be recognized over a weighted average term of 1.2 years.
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation:

	2018	2017	2016
Dividend Yield	2.5%	2.4%	2.3%
Risk-free interest rate	2.8%	1.9%	1.3%
Expected Life	5.6 years	5.5 years	6 years
Expected Volatility	16.7%	17.8%	19.8%
Weighted Average Grant Date Fair Value Per Share	$12.95	$11.00	$10.70
No options were forfeited or expired during the years ended December 31, 2018, 2017 and 2016. A summary of our stock option activity and related information is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2015	865,600	$23.12	1.5	$37.7
Options issued	7,550	$74.53
Options exercised	(440,000)	$25.66		$18.7
Balance at December 31, 2016	433,150	$21.44	1.7	$22.0
Options issued	6,930	$81.15
Options exercised	(220,000)	$22.05		$14.5
Balance at December 31, 2017	220,080	$22.72	1.6	$14.6
Options issued	6,270	$89.65
Options exercised	(202,800)	$18.85		$16.9
Balance at December 31, 2018	23,550	$73.89	7.3	$0.5
Exercisable at December 31, 2018	17,084	$68.94	6.7	$0.5

Cash proceeds received from stock options exercised during the years ended December 31, 2018, 2017 and 2016 were $3.8 million, $4.9 million and $11.3 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Preferred Stock
Our Board of Directors is authorized under our charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $0.01 par value preferred stock, with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of our common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of the New York Stock Exchange.
During the year ended December 31, 2017, we redeemed our 6.75% Series C Preferred Stock for $138.4 million, including accrued dividends. In connection with the redemption, we recorded expense of $0.8 million for the original issuance costs associated with the Series C Preferred Stock. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series. There were no shares of 6.75% Series C Preferred Stock issued or outstanding as of December 31, 2018 and 2017.
The following quarterly distributions have been declared and paid to our preferred stockholders since January 1, 2016 and prior to the stock's redemption, which occurred in September 2017:

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
Note 16—Long-Term Cash Incentive Plan
On February 12, 2016, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2016 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. The 2016 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the "Eligible Payment") is based upon certain performance conditions being met over a three-year period ending December 31, 2018.
The Compensation Committee has responsibility for administering the 2016 LTIP and may use its reasonable discretion to adjust the performance criteria or the Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2016 LTIP. The Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2018 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2016 LTIP. The Eligible payment, including employer costs, was estimated to be approximately $4.4 million as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, we accrued compensation expense of approximately $1.2 million, $1.3 million and $1.9 million, respectively.
Note 17—Savings Plan
We maintain a qualified retirement plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the "401K Plan"). The 401K Plan permits eligible employees and those of any Subsidiary to defer up to 60.0% of their compensation on a pre-tax basis subject to certain limits. In addition, we match 100.0% of their contribution up to the first 3.0% and then 50.0% of the next 2.0% for a maximum potential match of 4.0%. Both employee's and our matching contributions vest immediately.
Our contribution to the 401K Plan was approximately $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Commitments and Contingencies
We are involved in various legal and regulatory proceedings ("Proceedings") arising in the ordinary course of business. The Proceedings include, but are not limited to, legal claims made by employees, vendors and customers, and notices, consent decrees, information requests, additional permit requirements and other similar enforcement actions by governmental agencies relating to our utility infrastructure, including water and wastewater treatment plants and other waste treatment facilities and electrical systems. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Proceedings taken together do not represent a material liability. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2018, 2017 and 2016. The following tables summarize our segment financial information:

	Year Ended December 31, 2018
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$916,565	$51,721	$968,286
Operations expenses	(434,360)	(48,406)	(482,766)
Income from segment operations	482,205	3,315	485,520
Interest income	3,374	3,898	7,272
Depreciation on real estate assets and rental homes	(120,212)	(9,810)	(130,022)
Amortization of in-place leases	(7,187)	—	(7,187)
Income (loss) from operations	$358,180	$(2,597)	355,583
Reconciliation to consolidated net income
Corporate interest income			253
Income from other investments, net			10,842
General and administrative			(37,684)
Early debt retirement			(1,071)
Other expenses			(1,483)
Interest and related amortization			(104,993)
Equity in income of unconsolidated joint ventures			4,939
Consolidated net income			$226,386

Total assets	$3,692,510	$233,298	$3,925,808
Capital improvements	$94,015	$87,607	$181,622

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

	Year Ended December 31, 2017
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$859,582	$52,355	$911,937
Operations expenses	(411,465)	(47,309)	(458,774)
Income from segment operations	448,117	5,046	453,163
Interest income	3,048	4,192	7,240
Depreciation on real estate assets and rental homes	(110,841)	(10,614)	(121,455)
Amortization of in-place leases	(2,231)	—	(2,231)
Income (loss) from operations	$338,093	$(1,376)	336,717
Reconciliation to consolidated net income
Corporate interest income			340
Income from other investments, net			5,795
General and administrative			(31,737)
Other expenses			(1,148)
Early debt retirement			(2,785)
Interest and related amortization			(100,570)
Equity in income of unconsolidated joint ventures			3,765
Consolidated net income			$210,377

Total assets	$3,386,084	$223,948	$3,610,032
Capital improvements	$76,112	$49,938	$126,050

	Year Ended December 31, 2016
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$803,784	$52,496	$856,280
Operations expenses	(379,201)	(47,914)	(427,115)
Income from segment operations	424,583	4,582	429,165
Interest income	2,894	3,888	6,782
Depreciation on real estate assets and rental homes	(106,560)	(10,840)	(117,400)
Amortization of in-place leases	(3,373)	—	(3,373)
Income from operations	$317,544	$(2,370)	315,174
Reconciliation to consolidated net income
Corporate interest income			63
Income from other investments, net			7,310
General and administrative			(31,004)
Other expenses			(4,986)
Interest and related amortization			(102,030)
Equity in income of unconsolidated joint ventures			2,605
Consolidated net income			$187,132

Total assets	$3,250,205	$228,782	$3,478,987
Capital improvements	$57,825	$61,612	$119,437

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 19—Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment:

	Years Ended December 31,
(amounts in thousands)	2018	2017	2016
Revenues:
Community base rental income	$518,252	$489,613	$464,745
Resort base rental income	239,906	218,806	201,533
Right-to-use annual payments	47,778	45,798	45,035
Right-to-use contracts current period, gross	15,191	14,132	12,327
Right-to-use contract upfront payments, deferred, net	(7,380)	(4,108)	(3,079)
Utility income and other	100,562	93,252	81,427
Ancillary services revenues, net	2,256	2,089	1,796
Total property operations revenues	916,565	859,582	803,784
Expenses:
Property operating and maintenance	313,003	294,119	268,249
Real estate taxes	55,892	55,010	53,036
Sales and marketing, gross	12,542	11,438	11,056
Right-to-use contract commissions, deferred, net	(813)	(354)	(223)
Property management	53,736	51,252	47,083
Total property operations expenses	434,360	411,465	379,201
Income from property operations segment	$482,205	$448,117	$424,583

The following table summarizes our financial information for the Home Sales and Rentals Operations segment:

	Years Ended December 31,
(amounts in thousands)	2018	2017	2016
Revenues:
Gross revenue from home sales	$36,064	$36,302	$37,191
Brokered resale revenues, net	1,290	1,235	1,198
Rental home income (1)	14,329	14,344	14,107
Ancillary services revenues, net	38	474	—
Total revenues	51,721	52,355	52,496
Expenses:
Cost of home sales	37,475	36,513	37,456
Home selling expenses	4,095	4,186	3,575
Rental home operating and maintenance	6,836	6,610	6,883
Total expenses	48,406	47,309	47,914
Income from home sales and rentals operations segment	$3,315	$5,046	$4,582
_________________________

(1)	Segment information does not include Site rental income included in Community base rental income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Quarterly Financial Data (unaudited)

	2018
(amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$246,025	$240,502	$256,675	$243,451
Consolidated net income	$64,177	$49,169	$59,660	$53,380
Net income available for Common Stockholders (a)	$60,222	$46,137	$56,070	$50,166
Basic weighted average Common Shares	88,524	88,549	89,200	89,570
Diluted weighted average Common Shares	94,577	94,623	95,263	95,577
Earnings per Common Share — Basic	$0.68	$0.52	$0.63	$0.56
Earnings per Common Share — Fully Diluted	$0.68	$0.52	$0.63	$0.56

	2017
(amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$232,389	$221,312	$241,625	$229,986
Consolidated net income	$63,075	$44,463	$54,865	$47,974
Net income available for Common Stockholders	$56,888	$39,498	$48,525	$44,993
Basic weighted average Common Shares	86,048	86,763	87,037	88,115
Diluted weighted average Common Shares	93,011	93,063	93,324	94,295
Earnings per Common Share — Basic	$0.66	$0.46	$0.56	$0.51
Earnings per Common Share — Fully Diluted	$0.65	$0.45	$0.56	$0.51

 _________________________

(a)	The sum of the four quarterly results may not total to the full year results due to rounding.

Note 21—Subsequent Events

Equity Incentive Awards
On January 23, 2019, the Compensation Committee of the Board of Directors approved the 2019 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, on February 1, 2019 we awarded 61,200 shares of common stock at a fair market value of approximately $6.5 million.

Disposition Transaction

On January 23, 2019, we closed on the sale of five all-age manufactured home communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. The assets and liabilities associated with the transaction were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2018. We expect to recognize a gain on sale of these properties of approximately $53.0 million in the first quarter of 2019.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$181	$212	$791	$1,003	$(315)	2006
Apache East	Apache Junction	AZ	(5,156)	2,236	4,181	—	162	2,236	4,343	6,579	(1,290)	2011
Countryside RV	Apache Junction	AZ	(8,409)	2,056	6,241	—	1,651	2,056	7,892	9,948	(4,126)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	243	2,394	4,259	6,653	(1,245)	2011
Golden Sun RV	Apache Junction	AZ	(5,963)	1,678	5,049	—	673	1,678	5,722	7,400	(3,006)	2002
Valley Vista	Benson	AZ	—	115	429	—	182	115	611	726	(179)	2010
Casita Verde RV	Casa Grande	AZ	—	719	2,179	—	244	719	2,423	3,142	(978)	2006
Fiesta Grande RV	Casa Grande	AZ	—	2,869	8,653	—	1,142	2,869	9,795	12,664	(3,918)	2006
Foothills West RV	Casa Grande	AZ	—	747	2,261	—	440	747	2,701	3,448	(1,134)	2006
Sunshine Valley	Chandler	AZ	(23,157)	9,139	12,912	—	446	9,139	13,358	22,497	(3,929)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	2,629	1,456	6,019	7,475	(2,243)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	3,219	2,103	9,502	11,605	(4,985)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,101	2,450	8,553	11,003	(5,562)	1998
Palm Shadows	Glendale	AZ	(5,512)	1,400	4,218	—	1,470	1,400	5,688	7,088	(4,381)	1993
Hacienda De Valencia	Mesa	AZ	(20,801)	833	2,701	—	5,056	833	7,757	8,590	(5,586)	1984
Mesa Spirit	Mesa	AZ	(17,129)	17,382	25,238	192	(107)	17,574	25,131	42,705	(4,020)	2014
Monte Vista	Mesa	AZ	(21,598)	11,402	34,355	—	16,921	11,402	51,276	62,678	(19,324)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	3,085	1,273	7,745	9,018	(5,513)	1994
The Highlands at Brentwood	Mesa	AZ	(13,069)	1,997	6,024	—	2,285	1,997	8,309	10,306	(6,347)	1993
Viewpoint	Mesa	AZ	(50,795)	24,890	56,340	15	18,613	24,905	74,953	99,858	(32,466)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	1,714	932	4,933	5,865	(3,525)	1994
Casa del Sol West I	Peoria	AZ	—	2,215	6,467	—	2,523	2,215	8,990	11,205	(5,133)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	983	706	4,023	4,729	(2,610)	1998
Central Park	Phoenix	AZ	(12,423)	1,612	3,784	—	1,861	1,612	5,645	7,257	(4,770)	1983
Desert Skies	Phoenix	AZ	(4,763)	792	3,126	—	843	792	3,969	4,761	(2,625)	1998
Sunrise Heights	Phoenix	AZ	(5,835)	1,000	3,016	—	1,796	1,000	4,812	5,812	(3,324)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	411	670	2,552	3,222	(1,748)	1998
Desert Vista	Salome	AZ	—	66	268	—	226	66	494	560	(159)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	1,911	1,096	5,342	6,438	(3,248)	1997
Venture In	Show Low	AZ	—	2,050	6,188	—	636	2,050	6,824	8,874	(2,886)	2006
Paradise	Sun City	AZ	(13,142)	6,414	19,263	11	2,652	6,425	21,915	28,340	(11,207)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
The Meadows	Tempe	AZ	$(16,952)	$2,613	$7,887	$—	$4,510	$2,613	$12,397	$15,010	$(8,775)	1994
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,339	1,674	7,047	8,721	(4,582)	1998
Westpark	Wickenburg	AZ	(8,777)	4,495	10,517	—	864	4,495	11,381	15,876	(3,198)	2011
Araby	Yuma	AZ	—	1,440	4,345	—	1,084	1,440	5,429	6,869	(2,581)	2003
Cactus Gardens	Yuma	AZ	(6,370)	1,992	5,984	—	536	1,992	6,520	8,512	(3,097)	2004
Capri RV	Yuma	AZ	—	1,595	4,774	—	436	1,595	5,210	6,805	(2,121)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	336	666	2,347	3,013	(1,155)	2004
Foothill	Yuma	AZ	—	459	1,402	—	367	459	1,769	2,228	(837)	2003
Mesa Verde	Yuma	AZ	(4,714)	1,387	4,148	—	686	1,387	4,834	6,221	(1,900)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	614	1,249	4,373	5,622	(2,094)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	390	416	1,358	1,774	(625)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	5,452	2,972	12,369	15,341	(4,718)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	777	8,336	16,551	24,887	(4,793)	2011
Monte del Lago	Castroville	CA	(32,542)	3,150	9,469	—	4,490	3,150	13,959	17,109	(8,537)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	8,006	—	26,185	26,185	(19,158)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	497	—	713	713	(448)	1994
Colony Park	Ceres	CA	—	890	2,837	—	1,303	890	4,140	5,030	(2,596)	1998
Russian River	Cloverdale	CA	—	368	868	5	427	373	1,295	1,668	(530)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	1,590	401	2,524	2,925	(1,013)	2004
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	1,170	2,130	7,559	9,689	(4,899)	1998
Rancho Valley	El Cajon	CA	(6,580)	685	1,902	—	1,701	685	3,603	4,288	(2,803)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	1,631	312	2,358	2,670	(681)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	1,590	756	3,938	4,694	(2,119)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	3,562	2,072	8,385	10,457	(3,175)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	3,026	778	5,669	6,447	(2,938)	1999
Pio Pico	Jamul	CA	—	2,626	6,194	35	3,671	2,661	9,865	12,526	(3,934)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	974	—	6,402	6,402	(2,987)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	889	871	3,592	4,463	(2,301)	1997
Ponderosa	Lotus	CA	—	900	2,100	—	2,264	900	4,364	5,264	(1,202)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,334	272	1,967	2,239	(460)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Wilderness Lake	Menifee	CA	$—	$2,157	$5,088	$29	$2,138	$2,186	$7,226	$9,412	$(3,056)	2004
Coralwood	Modesto	CA	—	—	5,047	—	1,494	—	6,541	6,541	(4,077)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	3,804	1,881	8,182	10,063	(2,574)	2004
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,329	974	3,596	4,570	(1,571)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,330	1,940	6,962	8,902	(3,018)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	1,828	1,076	4,332	5,408	(1,681)	2004
Concord Cascade	Pacheco	CA	(10,284)	985	3,016	—	3,158	985	6,174	7,159	(4,426)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	2,380	1,660	7,353	9,013	(2,726)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	2,702	1,430	6,030	7,460	(2,273)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,850	1,835	6,121	7,956	(2,567)	2004
Idyllwild	Pine Cove	CA	—	313	737	4	1,737	317	2,474	2,791	(839)	2004
Las Palmas	Rialto	CA	—	1,295	3,866	—	916	1,295	4,782	6,077	(2,190)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	874	1,799	6,324	8,123	(2,903)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	854	1,155	4,323	5,478	(2,746)	1998
California Hawaiian	San Jose	CA	(37,009)	5,825	17,755	—	4,667	5,825	22,422	28,247	(14,870)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	393	—	4,905	4,905	(3,521)	1997
Sunshadow	San Jose	CA	—	—	5,707	—	944	—	6,651	6,651	(4,344)	1997
Village of the Four Seasons	San Jose	CA	(20,926)	5,229	15,714	—	1,835	5,229	17,549	22,778	(8,084)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	10,550	—	28,166	28,166	(18,347)	1997
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	1,213	2,845	7,733	10,578	(5,109)	1998
Contempo Marin	San Rafael	CA	(38,301)	4,787	16,379	—	4,171	4,787	20,550	25,337	(15,745)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	1,773	872	3,802	4,674	(1,421)	2004
DeAnza Santa Cruz	Santa Cruz	CA	(11,925)	2,103	7,201	—	3,955	2,103	11,156	13,259	(7,601)	1994
Meadowbrook	Santee	CA	(24,076)	4,345	12,528	—	2,903	4,345	15,431	19,776	(9,976)	1998
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	606	1,595	4,543	6,138	(1,643)	2007
Lamplighter	Spring Valley	CA	(30,606)	633	2,201	—	1,936	633	4,137	4,770	(3,196)	1983
Santiago Estates	Sylmar	CA	(24,160)	3,562	10,767	—	2,976	3,562	13,743	17,305	(8,437)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	1,505	602	3,426	4,028	(1,844)	1997
Hillcrest Village	Aurora	CO	(41,174)	1,912	5,202	289	5,682	2,201	10,884	13,085	(7,706)	1983
Cimarron	Broomfield	CO	—	863	2,790	—	1,636	863	4,426	5,289	(3,496)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Holiday Village	Colorado Springs	CO	$—	$567	$1,759	$—	$2,380	$567	$4,139	$4,706	$(2,785)	1983
Bear Creek	Denver	CO	(6,225)	1,100	3,359	—	746	1,100	4,105	5,205	(2,632)	1998
Holiday Hills	Denver	CO	(53,349)	2,159	7,780	—	7,721	2,159	15,501	17,660	(11,792)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	2,855	826	5,270	6,096	(3,483)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,009	750	3,274	4,024	(2,094)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,381	1,694	12,446	14,140	(6,311)	1986
Pueblo Grande	Pueblo	CO	—	241	1,069	—	1,382	241	2,451	2,692	(1,625)	1983
Woodland Hills	Thornton	CO	(30,583)	1,928	4,408	—	3,950	1,928	8,358	10,286	(5,870)	1994
Stonegate Manor	North Windham	CT	(6,465)	6,011	12,336	—	407	6,011	12,743	18,754	(3,823)	2011
Waterford Estates	Bear	DE	(40,453)	5,250	16,202	—	2,492	5,250	18,694	23,944	(8,419)	1996
McNicol	Lewes	DE	—	562	1,710	—	267	562	1,977	2,539	(1,289)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,235	1,536	6,844	8,380	(5,622)	1988
Mariners Cove	Millsboro	DE	(20,101)	990	2,971	—	6,703	990	9,674	10,664	(6,873)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	797	498	2,324	2,822	(1,457)	1998
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	713	1,148	4,173	5,321	(2,785)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,645	1,778	6,703	8,481	(4,364)	1998
Riverside RV	Arcadia	FL	—	8,400	11,905	—	398	8,400	12,303	20,703	(1,750)	2016
Toby’s	Arcadia	FL	(3,435)	1,093	3,280	—	667	1,093	3,947	5,040	(1,860)	2003
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	13,381	5,273	29,203	34,476	(9,408)	2004
Manatee	Bradenton	FL	—	2,300	6,903	—	1,180	2,300	8,083	10,383	(3,852)	2004
Windmill Manor	Bradenton	FL	(13,128)	2,153	6,125	—	2,134	2,153	8,259	10,412	(5,266)	1998
Clover Leaf Farms	Brooksville	FL	(33,556)	13,684	24,106	—	1,442	13,684	25,548	39,232	(7,372)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	300	1,092	2,478	3,570	(585)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	346	619	2,228	2,847	(1,145)	2002
Hillcrest	Clearwater	FL	—	1,278	3,928	—	1,513	1,278	5,441	6,719	(3,587)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	663	925	3,529	4,454	(2,279)	1998
Shady Lane Oaks	Clearwater	FL	(5,164)	4,984	8,482	—	394	4,984	8,876	13,860	(2,697)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	236	3,102	5,716	8,818	(1,733)	2011
Silk Oak	Clearwater	FL	—	1,649	5,028	—	466	1,649	5,494	7,143	(2,830)	2002
Serendipity	Clearwater	FL	(17,510)	18,944	11,782	—	150	18,944	11,932	30,876	(1,770)	2018
Clerbrook	Clermont	FL	—	3,883	11,700	—	2,278	3,883	13,978	17,861	(5,706)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Magic	Clermont	FL	$—	$1,595	$4,793	$—	$1,264	$1,595	$6,057	$7,652	$(2,804)	2004
Orange Lake	Clermont	FL	(4,764)	4,303	6,815	—	815	4,303	7,630	11,933	(2,227)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	6,429	3,015	13,446	16,461	(4,657)	2004
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,213	936	6,000	6,936	(2,140)	2004
Cheron Village	Davie	FL	(5,075)	10,393	6,217	—	248	10,393	6,465	16,858	(2,239)	2011
Carriage Cove	Daytona Beach	FL	(17,511)	2,914	8,682	—	1,882	2,914	10,564	13,478	(6,970)	1998
Lake Haven	Dunedin	FL	(14,502)	1,135	4,047	—	4,024	1,135	8,071	9,206	(5,974)	1983
Coquina Crossing	Elkton	FL	(30,012)	5,274	5,545	—	19,139	5,274	24,684	29,958	(12,163)	1999
Colony Cove	Ellenton	FL	(102,797)	28,660	92,457	35,859	11,306	64,519	103,763	168,282	(28,582)	2011
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	519	8,769	9,310	18,079	(2,786)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	624	3,800	9,579	13,379	(2,661)	2011
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,861	2,169	9,745	11,914	(6,122)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,082	3,637	8,031	11,668	(4,764)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	2,085	—	2,313	2,313	(854)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	803	1,741	5,973	7,714	(2,819)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	7	53,850	18,804	72,654	(832)	2018
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,193	4,184	13,754	17,938	(6,673)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(9,550)	3,099	9,286	—	1,666	3,099	10,952	14,051	(4,898)	2004
Vacant Land	Fort Myers	FL	—	1,047	—	—	—	1,047	—	1,047	—	2018
Fort Myers Beach Resort	Fort Myers	FL	—	1,188	3,548	—	623	1,188	4,171	5,359	(2,090)	2004
Gulf Air Resort	Fort Myers Beach	FL	(6,283)	1,609	4,746	—	700	1,609	5,446	7,055	(2,608)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	616	3,275	7,781	11,056	(2,197)	2011
Grand Island	Grand Island	FL	—	1,723	5,208	125	5,266	1,848	10,474	12,322	(5,295)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	284	9,240	13,568	22,808	(1,593)	2018
Barrington Hills	Hudson	FL	(4,497)	1,145	3,437	—	998	1,145	4,435	5,580	(2,087)	2004
Sherwood Forest	Kissimmee	FL	—	4,852	14,596	—	7,268	4,852	21,864	26,716	(13,609)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	567	3,570	3,437	7,191	10,628	(4,335)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	11,839	5,677	28,955	34,632	(13,184)	2004
Lake Worth Village	Lake Worth	FL	(6,053)	14,959	24,501	—	3,037	14,959	27,538	42,497	(7,963)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	318	3,775	6,723	10,498	(1,896)	2011
Beacon Terrace	Lakeland	FL	(10,343)	5,372	9,153	—	540	5,372	9,693	15,065	(2,828)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	216	1,696	3,280	4,976	(976)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lakeland Harbor	Lakeland	FL	$(15,073)	$10,446	$17,376	$—	$534	$10,446	$17,910	$28,356	$(5,193)	2011
Lakeland Junction	Lakeland	FL	(3,670)	3,018	4,752	—	163	3,018	4,915	7,933	(1,480)	2011
Maralago Cay	Lantana	FL	(40,591)	5,325	15,420	—	6,221	5,325	21,641	26,966	(14,035)	1997
Down Yonder	Largo	FL	—	2,652	7,981	—	1,332	2,652	9,313	11,965	(4,765)	1998
East Bay Oaks	Largo	FL	(9,658)	1,240	3,322	—	1,689	1,240	5,011	6,251	(4,105)	1983
Eldorado Village	Largo	FL	(6,452)	778	2,341	—	1,450	778	3,791	4,569	(2,988)	1983
Paradise Park- Largo	Largo	FL	(5,636)	3,523	4,026	—	531	3,523	4,557	8,080	(759)	2017
Shangri La	Largo	FL	—	1,722	5,200	—	378	1,722	5,578	7,300	(2,697)	2004
Vacation Village	Largo	FL	(4,620)	1,315	3,946	—	803	1,315	4,749	6,064	(2,174)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	650	8,218	14,704	22,922	(4,328)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	871	1,602	5,693	7,295	(2,637)	2004
Mid-Florida Lakes	Leesburg	FL	(62,267)	5,997	20,635	—	12,728	5,997	33,363	39,360	(22,586)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	6,874	16,611	14,212	30,823	(1,974)	2013
Pasco	Lutz	FL	(3,942)	1,494	4,484	—	975	1,494	5,459	6,953	(2,575)	2004
Coral Cay Plantation	Margate	FL	(20,260)	5,890	20,211	—	8,903	5,890	29,114	35,004	(21,197)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	2,176	1,862	7,803	9,665	(5,752)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	666	5,362	6,904	12,266	(1,439)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	328	796	2,723	3,519	(1,265)	2004
Country Place (2)	New Port Richey	FL	(19,992)	663	—	18	8,018	681	8,018	8,699	(6,206)	1986
Hacienda Village	New Port Richey	FL	(17,318)	4,297	13,088	—	3,597	4,297	16,685	20,982	(8,159)	2002
Harbor View	New Port Richey	FL	(18,615)	4,030	12,146	—	955	4,030	13,101	17,131	(6,835)	2002
Bay Lake Estates	Nokomis	FL	(11,720)	990	3,390	—	2,353	990	5,743	6,733	(3,819)	1994
Lake Village	Nokomis	FL	(16,321)	15,850	18,099	—	529	15,850	18,628	34,478	(5,410)	2011
Royal Coachman	Nokomis	FL	(10,912)	5,321	15,978	—	1,728	5,321	17,706	23,027	(8,704)	2004
Sunseekers	North Fort Myers	FL	—	4,224	2,299	—	49	4,224	2,348	6,572	(64)	2018
Buccaneer	North Fort Myers	FL	(32,548)	4,207	14,410	—	4,412	4,207	18,822	23,029	(13,560)	1994
Lake Fairways	North Fort Myers	FL	(40,081)	6,075	18,134	35	3,776	6,110	21,910	28,020	(16,353)	1994
Pine Lakes	North Fort Myers	FL	—	6,306	14,579	21	8,545	6,327	23,124	29,451	(16,973)	1994
Pioneer Village	North Fort Myers	FL	(13,680)	4,116	12,353	—	2,613	4,116	14,966	19,082	(7,162)	2004
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	4,657	1,784	9,028	10,812	(6,453)	1993
Windmill Village	North Fort Myers	FL	—	1,417	5,440	—	3,555	1,417	8,995	10,412	(7,005)	1983
Island Vista	North Fort Myers	FL	—	5,004	15,066	—	2,432	5,004	17,498	22,502	(6,560)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Foxwood	Ocala	FL	$—	$3,853	$7,967	$—	$1,376	$3,853	$9,343	$13,196	$(2,674)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	1,897	850	4,469	5,319	(3,067)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	2,608	2,250	9,530	11,780	(6,901)	1993
Silver Dollar	Odessa	FL	—	4,107	12,431	240	3,138	4,347	15,569	19,916	(7,389)	2004
Audubon	Orlando	FL	—	4,622	7,200	—	623	4,622	7,823	12,445	(2,276)	2011
Hidden Valley	Orlando	FL	(8,307)	11,398	12,861	—	758	11,398	13,619	25,017	(4,012)	2011
Starlight Ranch	Orlando	FL	(33,911)	13,543	20,388	—	1,898	13,543	22,286	35,829	(6,677)	2011
Holiday Village	Ormond Beach	FL	—	2,610	7,837	—	913	2,610	8,750	11,360	(4,517)	2002
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	974	2,001	6,978	8,979	(3,439)	2004
The Meadows	Palm Beach Gardens	FL	(9,646)	3,229	9,870	—	6,865	3,229	16,735	19,964	(8,730)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	—	449	965	3,354	4,319	(1,582)	2004
Lakes at Countrywood	Plant City	FL	(9,093)	2,377	7,085	—	2,783	2,377	9,868	12,245	(5,213)	2001
Meadows at Countrywood	Plant City	FL	(20,002)	4,514	13,175	75	10,584	4,589	23,759	28,348	(14,014)	1998
Oaks at Countrywood	Plant City	FL	(3,715)	846	2,513	(75)	1,880	771	4,393	5,164	(2,282)	1998
Breezy Hill RV	Pompano Beach	FL	(18,357)	5,424	16,555	—	2,496	5,424	19,051	24,475	(9,959)	2002
Highland Wood RV	Pompano Beach	FL	—	1,043	3,130	42	406	1,085	3,536	4,621	(1,871)	2002
Harbor Lakes	Port Charlotte	FL	(18,268)	3,384	10,154	—	1,241	3,384	11,395	14,779	(5,452)	2004
Lighthouse Pointe	Port Orange	FL	—	2,446	7,483	23	1,911	2,469	9,394	11,863	(6,188)	1998
Pickwick	Port Orange	FL	(18,306)	2,803	8,870	—	1,678	2,803	10,548	13,351	(7,002)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	487	3,866	4,015	7,881	(1,286)	2016
Emerald Lake	Punta Gorda	FL	(4,464)	3,598	5,197	—	481	3,598	5,678	9,276	(1,656)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,418	717	3,576	4,293	(1,745)	2004
Tropical Palms	Punta Gorda	FL	—	2,365	7,286	—	2,883	2,365	10,169	12,534	(3,538)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	720	9,094	9,085	18,179	(1,127)	2018
Palm Lake	Riviera Beach	FL	—	56,323	27,418	—	6	56,323	27,424	83,747	—	2018
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,175	1,089	4,551	5,640	(3,025)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	1,364	2,413	5,080	7,493	(781)	2014
Covington Estates	Saint Cloud	FL	(9,418)	3,319	7,253	—	241	3,319	7,494	10,813	(2,224)	2011
Winds of St. Armands North	Sarasota	FL	(24,934)	1,523	5,063	—	3,644	1,523	8,707	10,230	(7,141)	1983
Winds of St. Armands South	Sarasota	FL	(16,253)	1,106	3,162	1,744	1,489	2,850	4,651	7,501	(3,973)	1983
Topics	Spring Hill	FL	(2,312)	844	2,568	—	710	844	3,278	4,122	(1,535)	2004
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	1,382	1,678	6,426	8,104	(2,224)	2007

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Carefree Village	Tampa	FL	$—	$6,799	$10,421	$—	$892	$6,799	$11,313	$18,112	$(3,383)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	528	2,678	4,544	7,222	(1,341)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	962	11,369	23,732	35,101	(6,564)	2011
Bay Indies	Venice	FL	(64,467)	10,483	31,559	10	7,786	10,493	39,345	49,838	(29,722)	1994
Ramblers Rest	Venice	FL	—	4,646	14,201	—	7,949	4,646	22,150	26,796	(7,816)	2006
Countryside	Vero Beach	FL	—	3,711	11,133	—	8,110	3,711	19,243	22,954	(11,901)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	2,856	2,403	10,115	12,518	(7,427)	1994
Heron Cay	Vero Beach	FL	(29,112)	14,368	23,792	—	1,603	14,368	25,395	39,763	(7,173)	2011
Holiday Village	Vero Beach	FL	—	350	1,374	—	224	350	1,598	1,948	(1,103)	1998
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	1,005	1,603	5,818	7,421	(2,610)	2004
Vero Palm	Vero Beach	FL	(11,685)	6,697	9,025	—	930	6,697	9,955	16,652	(2,794)	2011
Village Green	Vero Beach	FL	(49,001)	15,901	25,175	—	1,795	15,901	26,970	42,871	(8,033)	2011
Peace River	Wauchula	FL	—	900	2,100	—	1,259	900	3,359	4,259	(1,211)	2006
Palm Beach Colony	West Palm Beach	FL	(11,337)	5,930	10,113	8	928	5,938	11,041	16,979	(3,192)	2011
Parkwood Communities	Wildwood	FL	(8,913)	6,990	15,115	—	898	6,990	16,013	23,003	(4,672)	2011
Three Flags RV Resort	Wildwood	FL	—	228	684	—	559	228	1,243	1,471	(490)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	700	2,321	7,662	9,983	(2,903)	2007
Crystal Lake-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	110	3,697	3,877	10,531	14,408	(2,236)	2011
Forest Lake Estates	Zephyrhills	FL	(20,549)	40,716	33,918	—	594	40,716	34,512	75,228	(7,649)	2016
Forest Lake Village	Zephyrhills	FL	—	—	537	—	140	—	677	677	(79)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	126	837	2,644	3,481	(1,301)	2004
Coach Royale	Boise	ID	—	465	1,685	—	112	465	1,797	2,262	(550)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	255	1,358	5,406	6,764	(1,665)	2011
Shenandoah Estates	Boise	ID	—	1,287	7,603	—	441	1,287	8,044	9,331	(2,171)	2011
West Meadow Estates	Boise	ID	(7,640)	1,371	6,770	—	231	1,371	7,001	8,372	(2,004)	2011
O'Connell's	Amboy	IL	(3,707)	1,648	4,974	—	2,540	1,648	7,514	9,162	(3,169)	2004
Pheasant Lake Estates	Beecher	IL	(40,783)	12,764	42,183	—	685	12,764	42,868	55,632	(9,141)	2013
Pine Country	Belvidere	IL	—	53	166	—	2,226	53	2,392	2,445	(265)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	9,099	6,138	30,132	36,270	(20,734)	1994
Golf Vistas Estates	Monee	IL	(10,695)	2,842	4,719	—	7,205	2,842	11,924	14,766	(7,428)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	4,647	456	5,708	6,164	(1,308)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Horseshoe Lake	Clinton	IN	$—	$155	$365	$2	$633	$157	$998	$1,155	$(365)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	471	1,399	4,657	6,056	(1,861)	2006
Lakeside	New Carlisle	IN	—	426	1,281	—	229	426	1,510	1,936	(709)	2004
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	400	530	1,912	2,442	(790)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	371	91	659	750	(269)	2006
Hillcrest	Rockland	MA	(1,726)	2,034	3,182	—	137	2,034	3,319	5,353	(997)	2011
The Glen	Rockland	MA	—	940	1,680	—	6	940	1,686	2,626	(517)	2011
Old Chatham RV	South Dennis	MA	(6,970)	1,760	5,293	—	442	1,760	5,735	7,495	(2,448)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	727	110	1,074	1,184	(338)	2006
Fernwood	Capitol Heights	MD	(13,429)	6,556	11,674	—	1,017	6,556	12,691	19,247	(3,594)	2011
Williams Estates and Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,435	22,774	44,010	66,784	(12,679)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	394	1,037	3,521	4,558	(1,267)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	181	267	983	1,250	(368)	2007
Pinehirst RV Park	Old Orchard Beach	ME	(10,570)	1,942	5,827	—	2,017	1,942	7,844	9,786	(3,110)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	243	1,451	4,651	6,102	(1,691)	2007
Moody Beach	Wells	ME	—	93	292	—	721	93	1,013	1,106	(284)	2006
Bear Cave Resort	Buchanan	MI	—	176	516	—	357	176	873	1,049	(319)	2006
St. Clair	St. Clair	MI	—	453	1,068	6	704	459	1,772	2,231	(721)	2004
Cedar Knolls	Apple Valley	MN	(14,767)	10,021	14,357	—	1,129	10,021	15,486	25,507	(4,676)	2011
Cimarron Park	Lake Elmo	MN	(19,703)	11,097	23,132	—	2,145	11,097	25,277	36,374	(7,098)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	729	2,959	9,611	12,570	(2,802)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	375	4,314	9,307	13,621	(2,699)	2011
Forest Lake	Advance	NC	—	986	2,325	13	998	999	3,323	4,322	(1,413)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	681	1,183	4,192	5,375	(1,601)	2006
Waterway RV	Cedar Point	NC	(5,306)	2,392	7,185	—	908	2,392	8,093	10,485	(3,779)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	973	1,709	4,334	6,043	(1,940)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	2,019	1,037	5,094	6,131	(1,551)	2006
Lake Gaston	Littleton	NC	—	130	409	—	1,443	130	1,852	1,982	(366)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	699	1,504	5,286	6,790	(2,083)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	56	1,476	2,648	4,124	(542)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Goose Creek	Newport	NC	$(14,782)	$4,612	$13,848	$750	$2,277	$5,362	$16,125	$21,487	$(7,713)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	137	3,097	5,218	8,315	(1,006)	2015
Buena Vista	Fargo	ND	—	4,563	14,949	—	950	4,563	15,899	20,462	(4,502)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	263	943	3,170	4,113	(949)	2011
Sandy Beach RV	Contoocook	NH	—	1,755	5,265	—	248	1,755	5,513	7,268	(2,459)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	402	3,096	2,504	5,600	(677)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,146	3,557	5,056	8,613	(1,725)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	—	4,027	3,584	7,611	—	2018
Mays Landing	Mays Landing	NJ	—	536	289	—	996	536	1,285	1,821	(131)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,117	2,840	5,162	8,002	(832)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	2,125	378	3,317	3,695	(1,285)	2006
Chestnut Lake	Port Republic	NJ	—	337	796	5	1,233	342	2,029	2,371	(629)	2004
Sea Pines	Swainton	NJ	—	198	625	—	2,016	198	2,641	2,839	(687)	2006
Pine Ridge at Crestwood	Whiting	NJ	—	17,367	33,127	—	2,828	17,367	35,955	53,322	(10,132)	2011
Mountain View - NV	Henderson	NV	(28,553)	16,665	25,915	—	614	16,665	26,529	43,194	(7,626)	2011
Bonanza	Las Vegas	NV	—	908	2,643	—	2,013	908	4,656	5,564	(3,796)	1983
Boulder Cascade	Las Vegas	NV	(7,511)	2,995	9,020	—	2,908	2,995	11,928	14,923	(7,775)	1998
Cabana	Las Vegas	NV	(8,333)	2,648	7,989	—	1,232	2,648	9,221	11,869	(7,081)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,022	1,730	7,288	9,018	(5,432)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	1,478	1,063	3,951	5,014	(1,441)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	1,346	2,896	10,120	13,016	(6,980)	1997
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	1,092	1,115	4,332	5,447	(1,606)	2006
Alpine Lake	Corinth	NY	—	4,783	14,125	153	3,053	4,936	17,178	22,114	(6,940)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	4,791	3,562	15,499	19,061	(5,879)	2005
The Woodlands	Lockport	NY	(44,504)	12,183	39,687	—	2,569	12,183	42,256	54,439	(11,866)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	6,618	4,151	16,032	20,183	(9,494)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	5,885	7,325	27,026	34,351	(11,245)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	274	540	1,900	2,440	(646)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	386	299	1,082	1,381	(426)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Wilmington	Wilmington	OH	$—	$235	$555	$3	$497	$238	$1,052	$1,290	$(380)	2004
Bend	Bend	OR	—	733	1,729	10	1,536	743	3,265	4,008	(1,193)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	684	1,197	4,377	5,574	(2,966)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	1,654	1,091	4,193	5,284	(1,885)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	761	1,112	4,187	5,299	(2,794)	1997
Portland Fairview	Fairview	OR	—	7,330	10,278	—	243	7,330	10,521	17,851	(1,879)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	757	—	4,006	4,006	(2,652)	1997
South Jetty	Florence	OR	—	678	1,598	9	1,078	687	2,676	3,363	(974)	2004
Seaside	Seaside	OR	—	891	2,101	12	928	903	3,029	3,932	(1,338)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	849	764	2,626	3,390	(1,146)	2004
Mt. Hood	Welches	OR	—	1,817	5,733	—	4,364	1,817	10,097	11,914	(3,640)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	453	8,359	17,394	25,753	(4,927)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	995	866	3,596	4,462	(1,021)	2009
Green Acres	Breinigsville	PA	(37,483)	2,680	7,479	—	5,407	2,680	12,886	15,566	(10,211)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	565	111	915	1,026	(245)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	792	296	1,725	2,021	(566)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	232	206	881	1,087	(314)	2006
Circle M	Lancaster	PA	—	330	1,041	—	1,517	330	2,558	2,888	(814)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	2,057	1,301	5,085	6,386	(2,063)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	523	1,263	4,309	5,572	(1,392)	2009
Dutch County	Manheim	PA	—	88	278	—	317	88	595	683	(189)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	929	1,593	5,724	7,317	(2,697)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	2,778	5,627	16,371	21,998	(4,164)	2011
Scotrun	Scotrun	PA	—	153	483	—	503	153	986	1,139	(288)	2006
Appalachian	Shartlesville	PA	—	1,666	5,044	—	764	1,666	5,808	7,474	(2,276)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	426	3,207	7,608	10,815	(2,173)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	3	12,618	8,492	21,110	(166)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	593	463	1,671	2,134	(677)	2004
Inlet Oaks	Murrells Inlet	SC	—	1,546	4,642	—	308	1,546	4,950	6,496	(2,047)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	237	267	1,047	1,314	(394)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	1,112	540	2,369	2,909	(937)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	161	120	440	560	(191)	2004
Alamo Palms Resort	Alamo	TX	(6,120)	1,562	7,924	—	379	1,562	8,303	9,865	(2,324)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	1,671	444	2,704	3,148	(742)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Colorado River	Columbus	TX	$—	$466	$1,099	$6	$1,099	$472	$2,198	$2,670	$(689)	2004
Victoria Palms Resort	Donna	TX	(10,354)	2,849	12,305	—	2,037	2,849	14,342	17,191	(4,124)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,726	494	2,877	3,371	(1,062)	2004
Lakewood RV	Harlingen	TX	—	325	979	—	424	325	1,403	1,728	(660)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	1,131	1,568	5,836	7,404	(2,776)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,642	1,494	6,126	7,620	(2,823)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	850	1,221	4,659	5,880	(2,433)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	1,392	949	3,600	4,549	(1,549)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	617	448	1,962	2,410	(859)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	587	35	2,907	2,942	(1,261)	2004
Fun N Sun RV	San Benito	TX	(5,853)	2,533	5,560	412	6,850	2,945	12,410	15,355	(7,874)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,122	627	3,003	3,630	(1,440)	2004
Southern Comfort	Weslaco	TX	(4,430)	1,108	3,323	—	637	1,108	3,960	5,068	(1,905)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	1,366	689	2,968	3,657	(1,127)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	12,488	1,381	15,702	17,083	(3,058)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	2,490	1,346	6,669	8,015	(4,236)	1997
St. George	Hurricane	UT	—	64	264	2	603	66	867	933	(217)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	697	510	2,320	2,830	(1,494)	1997
Meadows of Chantilly	Chantilly	VA	(41,303)	5,430	16,440	—	8,032	5,430	24,472	29,902	(17,388)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	729	64	931	995	(277)	2006
Lynchburg	Gladys	VA	—	266	627	3	633	269	1,260	1,529	(432)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	2,507	1,246	5,407	6,653	(2,159)	2004
Virginia Landing	Quinby	VA	—	602	1,419	8	399	610	1,818	2,428	(831)	2004
Grey's Point	Topping	VA	(23,165)	33,491	17,104	—	459	33,491	17,563	51,054	(2,599)	2017
Bethpage	Urbanna	VA	(38,666)	45,415	38,149	—	292	45,415	38,441	83,856	(3,922)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	391	111	741	852	(247)	2006
Regency Lakes	Winchester	VA	(9,069)	9,757	19,055	—	1,924	9,757	20,979	30,736	(5,868)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	228	509	1,413	1,922	(648)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	1,758	629	3,222	3,851	(1,099)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	2,217	598	3,609	4,207	(1,120)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	471	475	1,896	2,371	(669)	2008
Tall Chief	Fall City	WA	—	314	946	—	542	314	1,488	1,802	(490)	2010
Kloshe Illahee	Federal Way	WA	(20,306)	2,408	7,286	—	932	2,408	8,218	10,626	(5,655)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/18
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
La Conner	La Conner	WA	$—	$—	$2,016	$—	$1,274	$—	$3,290	$3,290	$(1,538)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	1,020	796	2,873	3,669	(1,208)	2004
Thunderbird	Monroe	WA	—	500	1,178	6	493	506	1,671	2,177	(707)	2004
Little Diamond	Newport	WA	—	353	834	5	968	358	1,802	2,160	(661)	2004
Oceana	Oceana City	WA	—	283	668	4	485	287	1,153	1,440	(385)	2004
Crescent Bar	Quincy	WA	—	314	741	4	557	318	1,298	1,616	(558)	2004
Long Beach	Seaview	WA	—	321	758	5	503	326	1,261	1,587	(496)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	674	472	1,773	2,245	(715)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	784	4,474	17,378	21,852	(3,734)	2013
Fremont	Fremont	WI	—	1,437	4,296	—	1,005	1,437	5,301	6,738	(2,476)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	253	556	1,882	2,438	(885)	2004
Blackhawk	Milton	WI	—	1,789	7,613	—	438	1,789	8,051	9,840	(1,551)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	446	3,159	14,276	17,435	(2,719)	2014
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	1,468	5,382	21,200	26,582	(4,519)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	1,425	2,293	8,304	10,597	(2,522)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	511	714	2,663	3,377	(1,098)	2006
Neshonoc Lakeside	West Salem	WI	(5,088)	1,106	4,861	(1)	175	1,105	5,036	6,141	(953)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	596	522	2,212	2,734	(867)	2006
Subtotal of Properties Held for Long Term			(2,149,726)	1,365,588	2,796,978	43,244	787,543	1,408,832	3,584,521	4,993,353	(1,554,748)
Realty Systems, Inc.			—	—	—	—	252,448	—	252,448	252,448	(55,727)	2002
Management business and other			—	—	436	—	27,676	—	27,676	27,676	(21,413)	1990
			$(2,149,726)	$1,365,588	$2,797,414	$43,244	$1,067,667	$1,408,832	$3,864,645	$5,273,477	$(1,631,888)
 _________________________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

(3)	Aggregate cost for federal income tax purposes is approximately $3.4 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

The changes in total investment in real estate are as follows:

(amounts in thousands)	2018	2017	2016
Balance, beginning of year	$4,915,813	$4,685,336	$4,477,599
Acquisitions	265,129	142,255	122,448
Improvements	181,622	126,279	119,437
Properties held for sale	(49,973)	—	—
Dispositions and other	(39,114)	(38,057)	(34,148)
Balance, end of year	$5,273,477	$4,915,813	$4,685,336

The changes in accumulated depreciation are as follows:

(amounts in thousands)	2018	2017	2016
Balance, beginning of year	$1,516,694	$1,399,531	$1,282,423
Depreciation expense (a)	130,022	121,455	117,400
Amortization of in-place leases	7,187	2,231	3,373
Properties held for sale	(14,547)	—	—
Dispositions and other	(7,468)	(6,523)	(3,665)
Balance, end of year	$1,631,888	$1,516,694	$1,399,531
________________________

(a)	Includes depreciation from rental operations of $9.8 million, $10.4 million and $10.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.