Form 10-Q
period 2019-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2019-04-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
89,998,829 shares of Common Stock as of April 22, 2019.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment in real estate:
Land	$1,412,050	$1,408,832
Land improvements	3,184,597	3,143,745
Buildings and other depreciable property	747,268	720,900
	5,343,915	5,273,477
Accumulated depreciation	(1,668,008)	(1,631,888)
Net investment in real estate	3,675,907	3,641,589
Cash and restricted cash	144,222	68,974
Notes receivable, net	34,811	35,041
Investment in unconsolidated joint ventures	58,465	57,755
Deferred commission expense	40,405	40,308
Other assets, net	55,067	46,227
Assets held for sale, net	—	35,914
Total Assets	$4,008,877	$3,925,808

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,147,490	$2,149,726
Term loan, net	198,706	198,626
Accounts payable and other liabilities	120,298	102,854
Deferred revenue – upfront payments from right-to-use contracts	118,134	116,363
Deferred revenue – right-to-use annual payments	13,046	10,055
Accrued interest payable	8,729	8,759
Rents and other customer payments received in advance and security deposits	86,519	81,114
Distributions payable	58,637	52,617
Liabilities related to assets held for sale	—	12,350
Total Liabilities	2,751,559	2,732,464
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 89,996,134 and 89,921,018 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	896	896
Paid-in capital	1,332,410	1,329,391
Distributions in excess of accumulated earnings	(152,848)	(211,034)
Accumulated other comprehensive income	1,368	2,299
Total Stockholders’ Equity	1,181,826	1,121,552
Non-controlling interests – Common OP Units	75,492	71,792
Total Equity	1,257,318	1,193,344
Total Liabilities and Equity	$4,008,877	$3,925,808

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2019	2018
Revenues:
Rental income	$223,566	$206,993
Right-to-use annual payments	12,316	11,519
Right-to-use contracts current period, gross	3,838	3,162
Right-to-use contract upfront payments, deferred, net	(1,771)	(1,285)
Other income	10,370	13,036
Gross revenues from home sales	6,475	8,309
Brokered resale and ancillary services revenues, net	1,559	1,401
Interest income	1,751	1,950
Income from other investments, net	986	940
Total revenues	259,090	246,025
Expenses:
Property operating and maintenance	77,948	76,332
Real estate taxes	15,323	14,135
Sales and marketing, gross	3,409	2,812
Right-to-use contract commissions, deferred, net	(191)	(24)
Property management	13,685	13,681
Depreciation and amortization	37,977	32,374
Cost of home sales	6,632	8,574
Home selling expenses	1,083	1,075
General and administrative	9,909	8,038
Other expenses	427	343
Interest and related amortization	26,393	25,703
Total expenses	192,595	183,043
Gain on sale of real estate, net	52,507	—
Income before equity in income of unconsolidated joint ventures	119,002	62,982
Equity in income of unconsolidated joint ventures	1,533	1,195
Consolidated net income	120,535	64,177

Income allocated to non-controlling interests – Common OP Units	(7,226)	(3,955)
Net income available for Common Stockholders	$113,309	$60,222

Consolidated net income	$120,535	$64,177
Other comprehensive income (loss):
Adjustment for fair market value of swap	(931)	1,873
Consolidated comprehensive income	119,604	66,050
Comprehensive income allocated to non-controlling interests – Common OP Units	(7,170)	(4,070)
Comprehensive income attributable to Common Stockholders	$112,434	$61,980

Earnings per Common Share – Basic	$1.26	$0.68

Earnings per Common Share – Fully Diluted	$1.26	$0.68

Weighted average Common Shares outstanding – Basic	89,780	88,524
Weighted average Common Shares outstanding – Fully Diluted	95,624	94,577

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests – Common OP Units	Total Equity
Balance, December 31, 2018	$896	$1,329,391	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for common stock	—	66	—	—	(66)	—
Issuance of common stock through exercise of options	—	53	—	—		53
Issuance of common stock through employee stock purchase plan	—	652	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	2,420
Repurchase of common stock or Common OP Units	—	(53)	—	—		(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	56	—
Adjustment for fair market value of swap	—	—	—	(931)	—	(931)
Consolidated net income	—	—	113,309	—	7,226	120,535
Distributions	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	(63)
Balance, March 31, 2019	$896	$1,332,410	$(152,848)	$1,368	$75,492	$1,257,318

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests – Common OP Units	Total Equity
Balance, December 31, 2017	$883	$1,242,109	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (ASC 606, Revenue Recognition)	—	—	(15,186)	—	—	(15,186)
Balance, January 1, 2018	883	1,242,109	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for common stock	—	80	—	—	(80)	—
Issuance of common stock through employee stock purchase plan	—	503	—	—	—	503
Compensation expenses related to restricted stock and stock options	—	1,800	—	—	—	1,800
Adjustment for Common OP Unitholders in the Operating Partnership	—	782	—	—	(782)	—
Adjustment for fair market value of swap	—	—	—	1,873	—	1,873
Consolidated net income	—	—	60,222	—	3,955	64,177
Distributions	—	—	(48,805)	—	(3,205)	(52,010)
Other	—	(60)	—	—	—	(60)
Balance, March 31, 2018	$883	$1,245,214	$(215,749)	$2,815	$67,976	$1,101,139

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Consolidated net income	$120,535	$64,177
Adjustments to reconcile Consolidated net income to Net cash provided by operating activities:
Gain on sale of real estate, net	(52,507)	—
Depreciation and amortization	38,404	32,717
Amortization of loan costs	887	871
Debt premium amortization	(101)	(357)
Equity in income of unconsolidated joint ventures	(1,533)	(1,195)
Distributions of income from unconsolidated joint ventures	677	490
Proceeds from insurance claims, net	4,150	3,031
Compensation expense related to restricted stock and stock options	2,420	1,800
Revenue recognized from right-to-use contract upfront payments	(2,067)	(1,877)
Commission expense recognized related to right-to-use contracts	938	901
Long-term incentive plan compensation	(3,987)	238
Changes in assets and liabilities:
Notes receivable activity, net	122	639
Deferred commission expense	(1,035)	(812)
Other assets, net	(9,238)	8,977
Accounts payable and other liabilities	20,402	4,527
Deferred revenue – upfront payments from right-to-use contracts	3,838	3,162
Deferred revenue – right-to-use annual payments	2,991	3,179
Rents and other customer payments received in advance and security deposits	3,202	1,233
Net cash provided by operating activities	128,098	121,701
Cash Flows From Investing Activities:
Real estate acquisitions, net	(13,012)	(29,929)
Proceeds from disposition of property, net	77,746	—
Investment in unconsolidated joint ventures	—	(3,791)
Distributions of capital from unconsolidated joint ventures	58	—
Proceeds from insurance claims	761	265
Repayments of notes receivable	—	13,823
Capital improvements	(52,441)	(31,316)
Net cash provided by (used in) investing activities	13,112	(50,948)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	652	503
Distributions:
Common Stockholders	(49,457)	(43,202)
Common OP Unitholders	(3,161)	(2,844)
Principal payments and mortgage debt payoff	(13,683)	(11,787)
New mortgage notes payable financing proceeds	—	64,014
Line of Credit payoff	—	(77,000)
Line of Credit proceeds	—	47,000
Debt issuance and defeasance costs	(250)	(1,645)
Other	(63)	(57)
Net cash used in financing activities	(65,962)	(25,018)
Net increase in Cash and restricted cash	75,248	45,735
Cash and restricted cash, beginning of period	68,974	35,631
Cash and restricted cash, end of period	$144,222	$81,366

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2019	2018
Supplemental Information:
Cash paid during the period for interest	$25,729	$25,943
Building and other depreciable property – reclassification of rental homes	$5,520	$9,385
Other assets, net – reclassification of rental homes	$(5,520)	$(9,385)

Real estate acquisitions:
Investment in real estate	$(25,797)	$(48,186)
Debt assumed	11,208	9,200
Debt financed	—	8,786
Other liabilities	1,577	271
Real estate acquisitions, net	$(13,012)	$(29,929)

Real estate dispositions:
Investment in real estate	$35,572	$—
Notes receivable, net	295	—
Other assets, net	97	—
Mortgage notes payable, net	(11,175)	—
Other liabilities	450	—
Gain on sale of real estate, net	52,507
Real estate dispositions, net	$77,746	$—

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”) are referred to herein as “we,” “us,” "the Company," and “our.” We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. We provide our customers the opportunity to place factory-built homes, cottages, cabins or RVs on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter right-to-use contracts, which provide them access to specific Properties for limited stays.
Our Properties are owned primarily by the Operating Partnership and managed internally by wholly-owned affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.0% interest as of March 31, 2019. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
Equity method of accounting is applied to entities in which ELS does not have a controlling interest or for variable interest entities in which ELS is not considered the primary beneficiary, but with respect to which it can exercise significant influence over operations and major decisions. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.
Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Form 10-K.
Intercompany balances and transactions have been eliminated. All adjustments to the interim consolidated financial statements are of a normal, recurring nature and, in the opinion of management, are necessary for a fair presentation of results for these interim periods. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results. Certain prior period amounts have been reclassified on our interim consolidated financial statements to conform with current year presentation.
Note 2 – Summary of Significant Accounting Policies
(a)    Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ("ASU 2016-02") Leases. This new guidance, including the related subsequently issued ASUs, provides the principles for the recognition, measurement, presentation and disclosure of leases, including the requirement that lessees recognize right-of-use ("ROU") assets and lease liabilities for leases on the Consolidated Balance Sheets.
We adopted the new lease standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Results for reporting periods beginning January 1, 2019 are presented under the new lease standard. We made an accounting policy election to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less. We elected the package of practical expedients permitted under the transition guidance within the new standard and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease, (ii) the lease classification at January 1, 2019 for existing leases and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients.
As a lessor, we adopted the practical expedient that allowed us not to separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018. In addition, the new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental income. For the three months ended March 31, 2018, the credit loss related to the collectability of lease

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

receivables was recognized in the line item Property operating and maintenance and was not significant. The guidance regarding capitalization of leasing costs did not have any effect on our consolidated financial statements.
On January 1, 2019, we recognized ROU assets of $17.5 million and lease liabilities of $18.7 million on the Consolidated Balance Sheets, principally for our ground and office space leases, in which we are the lessee.
For more disclosure on the adoption of the new lease accounting standard, see Note 3. Leases.
(b)    New Accounting Pronouncements
In August 2018, the FASB issued ("ASU 2018-15") Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides clarity on the accounting for implementation costs of a cloud computing arrangement that is a service contract. The project stage (that is, preliminary project stage, application development stage, or post implementation stage) and the nature of the implementation costs determine which costs to capitalize as an asset related to the service contract and which ones to expense. This update also requires the capitalized implementation costs to be expensed over the term of the arrangement and to be presented in the same line item in the consolidated financial statements as the fees associated with the service of the arrangement. ASU 2018-15 is effective in fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. This guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently in the process of evaluating the potential impact, if any, that the adoption of this standard may have on the consolidated financial statements and related disclosures.
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
(c)    Revenue Recognition
Right-to-use contracts (also referred to as memberships), provide our customers access to specific Properties for limited stays at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(d)    Restricted Cash
As of March 31, 2019 and December 31, 2018, restricted cash consists of $27.4 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases

Lessor
Rental income derived from customers renting our Sites is accounted for in accordance with Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective operating lease or the length of a customer's stay. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our Properties.
The leases entered into between the customer and us for the rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenants are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of March 31, 2019
2019	$73,507
2020	97,380
2021	41,914
2022	20,021
2023	19,702
Thereafter	84,616
Total	$337,140
Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2026. For the quarters ended March 31, 2019 and 2018, total operating lease payments were $2.3 million and $2.0 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases:

(amounts in thousands)	As of March 31, 2019	As of December 31, 2018
2019	$3,925	$4,921
2020	4,801	4,801
2021	4,179	4,179
2022	2,103	2,103
2023	953	953
Thereafter	5,054	5,054
Total undiscounted rental payments	21,015	22,011
Less imputed interest	3,087	3,289
Total lease liabilities	$17,928	$18,722

ROU assets and lease liabilities from our operating leases included within Other assets, net and Accounts payable and other liabilities in the Consolidated Balance Sheets were $16.6 million and $17.9 million, respectively, as of March 31, 2019. The weighted average remaining lease term for our operating leases was 8 years and the weighted average incremental borrowing rate was 4.4% at March 31, 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2019	2018
Numerator:
Net income available to Common Stockholders – Basic	113,309	60,222
Amounts allocated to dilutive securities	7,226	3,955
Net income available to Common Stockholders – Fully Diluted	$120,535	$64,177
Denominator:
Weighted average Common Shares outstanding – Basic	89,780	88,524
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	5,741	5,828
Restricted stock and stock options	103	225
Weighted average Common Shares outstanding – Fully Diluted	95,624	94,577

Earnings per Common Share – Basic	$1.26	$0.68

Earnings per Common Share – Fully Diluted	$1.26	$0.68

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to common stockholders and the limited partners of the Operating Partnership (the "Common OP Unit holders") since January 1, 2018.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
$0.5500	June 30, 2018	June 29, 2018	July 13, 2018
$0.5500	September 30, 2018	September 28, 2018	October 12, 2018
$0.5500	December 31, 2018	December 28, 2018	January 11, 2019
$0.6125	March 31, 2019	March 29, 2019	April 12, 2019
On October 26, 2018, we entered into our current at-the-market equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. The full capacity remained available for issuance as of March 31, 2019.
Exchanges
Subject to certain limitations, Common OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarter ended March 31, 2019, 5,325 OP Units were exchanged for an equal number of shares of Common Stock. During the same period in 2018, 6,838 OP Units were exchanged for an equal number of shares of Common Stock.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Real Estate
Acquisitions
On March 25, 2019, we completed the acquisitions of Drummer Boy Camping Resort, a 465-site RV community located in Gettysburg, Pennsylvania, and Lake of the Woods Campground, a 303-site RV community located in Wautoma, Wisconsin, for a total purchase price of $25.4 million. These acquisitions were funded with available cash and a loan assumption of approximately $10.8 million, excluding mortgage premium of $0.4 million.
Dispositions
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. The assets and liabilities associated with the transaction were classifieds as held for sale on the Consolidated Balance Sheets as of December 31, 2018. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.
Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2019 and December 31, 2018, respectively):

					Investment as of		Income/(Loss) for Quarters Ended
Investment	Location	Number of Sites (a)	Economic Interest (b)		March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Meadows	Various (2,2)	1,077	50%		$443	$346	$397	$418
Lakeshore	Florida (3,3)	720	(c)		2,217	2,263	69	45
Voyager	Arizona (1,1)	1,801	50%	(d)	3,651	3,135	604	571
Loggerhead	Florida	2,343	49%		35,789	35,789	321	—
ECHO JV	Various	—	50%		16,365	16,222	142	161
		5,941			$58,465	$57,755	$1,533	$1,195
_____________________

(a)	Loggerhead sites represent marina slip count.

(b)	The percentages shown approximate our economic interest as of March 31, 2019. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing the Property.
We received approximately $0.7 million and $0.5 million in distributions from these joint ventures for the quarters ended March 31, 2019 and 2018, respectively. None of the distributions made to us exceeded our basis in joint ventures for the quarters ended March 31, 2019 and 2018.
Note 8 – Borrowing Arrangements
Mortgage Notes Payable
During the quarter ended March 31, 2019, we defeased mortgage debt of $11.2 million in conjunction with the disposition of the five MH Properties as disclosed in Note 6. Investment in Real Estate. These loans had a weighted average interest rate of 5.03% per annum. We also assumed mortgage debt of $10.8 million, excluding mortgage note premium of $0.4 million, as a result of acquisitions that closed during the quarter ended March 31, 2019. The loan carries an interest rate of 5.49% per annum and matures in 2024.
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of March 31, 2019 and December 31, 2018. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2019		As of December 31, 2018
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,236,125	$2,172,139	$2,164,563	$2,174,715

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Borrowing Arrangements (continued)

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, for the quarter ended March 31, 2019 was approximately 4.5% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2020 to 2041. The debt encumbered a total of 119 and 118 of our Properties as of March 31, 2019 and December 31, 2018, respectively, and the carrying value of such Properties was approximately $2,522.2 million and $2,489.8 million, as of March 31, 2019 and December 31, 2018, respectively.
Unsecured Line of Credit
During the quarter ended March 31, 2019, we did not borrow or pay off amounts on our unsecured Line of Credit ("LOC"). The full capacity on our LOC remained available.
As of March 31, 2019, we were in compliance in all material respects with the covenants in our borrowing arrangements.
Note 9 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. In connection with our $200.0 million senior unsecured term loan (the “Term Loan”), which has an interest rate of LIBOR plus 1.20% to 1.90% per annum, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum and matures on November 1, 2020. Based on the leverage as of March 31, 2019 and December 31, 2018, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy as of March 31, 2019 and December 31, 2018. The following table presents the fair value of our derivative financial instrument:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2019	2018
Interest Rate Swap	Other assets, net	$1,368	$2,299
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarter ended March 31,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the quarter ended March 31,
(amounts in thousands)	2019	2018	(amounts in thousands)	2019	2018
Interest Rate Swap	$606	$(1,746)	Interest Expense	$(325)	$127
During the next twelve months through March 31, 2020, we estimate that an additional $1.1 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2019, we did not post any collateral related to this agreement.
Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. During the quarter ended March 31, 2019, 61,200 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2020, January 29, 2021, and January 31, 2022, respectively, and have a grant date fair value of $3.2 million. The remaining 50% are performance-based awards, and are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 10,201 shares of restricted stock awarded in 2019 subject to 2019 performance goals have a grant date fair value of $1.1 million. Additionally, 11,711 shares of restricted stock awarded in 2018 subject to 2019 performance goals have a grant date fair value of $1.3 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards (continued)

Compensation expense related to restricted stock and stock options, reported in General and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2019 and 2018 was approximately $2.4 million and $1.8 million, respectively.
Note 11 – Commitments and Contingencies
We are involved in various legal and regulatory proceedings ("Proceedings") arising in the ordinary course of business. The Proceedings include, but are not limited to, legal claims made by employees, vendors and customers, and notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to our utility infrastructure, including water and wastewater treatment plants and other waste treatment facilities and electrical systems. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Proceedings taken together do not represent a material liability. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments
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
All revenues were from external customers and there was no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2019 or 2018.
The following tables summarize our segment financial information for the quarters ended March 31, 2019 and 2018:
Quarter Ended March 31, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$246,016	$10,337	$256,353
Operations expenses	(108,970)	(8,919)	$(117,889)
Income from segment operations	137,046	1,418	$138,464
Interest income	894	850	$1,744
Depreciation and amortization	(35,543)	(2,434)	$(37,977)
Gain on sale of real estate, net	52,507	—	$52,507
Income (loss) from operations	$154,904	$(166)	$154,738
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			986
General and administrative			(9,909)
Other expenses			(427)
Interest and related amortization			(26,393)
Equity in income of unconsolidated joint ventures			1,533
Consolidated net income			$120,535

Total assets	$3,771,453	$237,424	$4,008,877
Capital improvements	$24,406	$28,035	$52,441

Quarter Ended March 31, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$231,016	$12,119	$243,135
Operations expenses	(105,512)	(11,073)	(116,585)
Income from segment operations	125,504	1,046	126,550
Interest income	808	907	1,715
Depreciation and amortization	(29,874)	(2,500)	(32,374)
Income (loss) from operations	$96,438	$(547)	$95,891
Reconciliation to consolidated net income:
Corporate interest income			235
Income from other investments, net			940
General and administrative			(8,038)
Other expenses			(343)
Interest and related amortization			(25,703)
Equity in income of unconsolidated joint ventures			1,195
Consolidated net income			$64,177

Total assets	$3,547,466	$142,617	$3,690,083
Capital improvements	$21,267	$10,049	$31,316

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 - Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Revenues:
Rental income	$219,982	$203,478
Right-to-use annual payments	12,316	11,519
Right-to-use contracts current period, gross	3,838	3,162
Right-to-use contract upfront payments, deferred, net	(1,771)	(1,285)
Other income	10,370	13,036
Ancillary services revenues, net	1,281	1,106
Total property operations revenues	246,016	231,016
Expenses:
Property operating and maintenance	76,744	74,908
Real estate taxes	15,323	14,135
Sales and marketing, gross	3,409	2,812
Right-to-use contract commissions, deferred, net	(191)	(24)
Property management	13,685	13,681
Total property operations expenses	108,970	105,512
Income from property operations segment	$137,046	$125,504

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Revenues:
Rental income (a)	$3,584	$3,515
Gross revenue from home sales	6,475	8,309
Brokered resale revenues, net	278	282
Ancillary services revenues, net	—	13
Total revenues	10,337	12,119
Expenses:
Property operating and maintenance	1,204	1,424
Cost of home sales	6,632	8,574
Home selling expenses	1,083	1,075
Total expenses	8,919	11,073
Income from home sales and rentals operations segment	$1,418	$1,046
______________________

(a)	Segment information includes income related to rental homes. Income related to Site rent on rental homes is included within property operations.

Note 13 – Subsequent Event
On April 10, 2019, we completed the acquisition of Round Top RV Campground, a 391-site RV community located in Gettysburg, Pennsylvania. The purchase price was approximately $12.4 million. This acquisition was funded with available cash and a loan assumption of approximately $7.8 million, excluding mortgage premium of $0.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), as well as information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of March 31, 2019, we owned or had an ownership interest in a portfolio of 411 Properties located throughout the United States and Canada containing 154,742 Sites. These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for both customers and stockholders. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We seek to accomplish this by attracting and retaining high quality customers, who take pride in our Properties and in their homes, and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses.
We believe that demand from baby boomers for manufactured housing and RV communities will continue to outpace supply for several years. We believe these individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been few new communities developed in our target geographic markets. We believe it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
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

We generate the majority of our revenues from customers renting our individual developed areas ("Sites"), or entering into right-to-use contracts (also referred to as memberships), which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2019
MH Community Sites	71,900
RV Community Sites:
Annual	29,500
Seasonal	11,300
Transient	11,800
Right-to-use Membership (1)	24,300
Joint Ventures (2)	5,900
154,700
_________________________

(1)	Primarily utilized to service the approximately 112,400 membership customers who have entered into a right-to-use contract. Includes approximately 5,900 Sites rented on an annual basis.

(2)	Includes approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and includes approximately 2,300 marina slips.

Management's Discussion and Analysis (continued)

In our Home Sales and Rental Operations business, our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing factory-built homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant new homes represents an attractive source of occupancy and the opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We offer home sale brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to purchasers of homes at our Properties.
In addition to net income computed in accordance with GAAP, we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized funds from operations ("Normalized FFO"), (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management (operating results for Properties owned and operated in both periods under comparison), and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview
For the quarter ended March 31, 2019, Net income available for Common Stockholders increased $53.1 million, or $0.58 per fully diluted Common Share, to $113.3 million, or $1.26 per fully diluted Common Share, compared to $60.2 million, or $0.68 per fully diluted Common Share, for the same period in 2018. Net income available for Common Stockholders for the quarter ended March 31, 2019 included a gain on sale of real estate, net of $52.5 million as a result of the sale of five MH communities.
For the quarter ended March 31, 2019, FFO available for Common Stock and OP Unit holders increased $9.8 million, or $0.09 per fully diluted Common Share, to $108.0 million, or $1.13 per fully diluted Common Share, compared to $98.2 million, or $1.04 per fully diluted Common Share, for the same period in 2018.
For the quarter ended March 31, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $9.8 million, or $0.09 per fully diluted Common Share, to $107.7 million, or $1.13 per fully diluted Common Share, compared to $97.9 million, or $1.04 per fully diluted Common Share, for the same period in 2018.
For the quarter ended March 31, 2019, property operating revenues in our Core Portfolio, excluding deferrals, increased 4.0% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 2.6%, from the quarter ended March 31, 2018, resulting in an increase in income from property operations, excluding deferrals and property management, of 4.9% compared to the same period in 2018.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.3% for the quarter ended March 31, 2019, compared to 95.1% for the quarter ended December 31, 2018 and 94.8% for the quarter ended March 31, 2018. As of March 31, 2019, our Core Portfolio occupancy increased 78 Sites with an increase in homeowner occupancy of 64 Sites compared to occupancy as of December 31, 2018. By comparison, our Core Portfolio occupancy increased 67 Sites with an increase in homeowner occupancy of 114 Sites from the same period in 2018. Additionally, for the quarter ended March 31, 2019, we have experienced rental rate increases, contributing to a 4.4% growth in community base rent compared to the same period in 2018.
We continue to experience growth in RV rental income in our Core Portfolio as a result of our ability to increase rates and occupancy. RV rental income in our Core Portfolio for the quarter ended March 31, 2019 was 4.2% higher than the same period in 2018. Annual and seasonal rental income for the quarter ended March 31, 2019 increased 6.1% and 2.8%, respectively. Transient rental income was flat for the quarter ended March 31, 2019 compared to the same period in 2018, mainly due to weather related events at a limited number of Properties.
We experienced growth in our membership base within our Thousand Trails portfolio during the quarter ended March 31, 2019. We sold approximately 3,600 Thousand Trails camping passes in the quarter, an increase of 16.1% over the same period in 2018. In addition, we upgraded 634 members during the quarter ended March 31, 2019, 9.1% more than the same period in 2018.

Management's Discussion and Analysis (continued)

We are now focused on our summer season, where we will start our 100 days of camping campaign. Our customers are increasingly choosing self-service options to complete their transactions with us. During the quarter ended March 31, 2019, our total Core RV rental income through digital channels increased 31.6% and our sales of online camping passes increased 33.1% compared to the same period in 2018.
We continue to see high demand for our homes and communities. We closed 91 new home sales during the quarter ended March 31, 2019 compared to 130 during the same period in 2018. The decline from the same period last year was mainly attributable to filling sites in our communities, particularly in Colorado.
As of March 31, 2019, we had 3,966 occupied rental homes in our Core MH communities, including 290 homes rented through our ECHO JV. Home rental program net operating income in our Core Portfolio was $7.6 million, net of rental asset depreciation expense of $2.4 million, for the quarter ended March 31, 2019, and $7.4 million, net of rental asset depreciation expense of $2.4 million for the quarter ended March 31, 2018. Approximately $7.7 million and $7.9 million of home rental operations revenue was included in community base rental income in our Core Portfolio for the quarters ended March 31, 2019 and 2018, respectively.
Our gross investment in real estate increased approximately $70.4 million to $5,343.9 million as of March 31, 2019 from $5,273.5 million as of December 31, 2018, primarily due to new acquisitions, as well as capital expenditures during the quarter ended March 31, 2019.
The following chart lists the Properties acquired or sold from January 1, 2018 through March 31, 2019 and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2018				151,323
Acquisitions:
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Timber Creek RV Resort	Westerly, Rhode Island	RV	November 20, 2018	364
Palm Lake	Riviera Beach, Florida	MH	December 13, 2018	915
King Nummy Trail Campground	Cape May Court House, New Jersey	RV	December 20, 2018	313
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303

Expansion Site Development:
Sites added in 2018				419

Site Reconfigured				(17)

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of March 31, 2019				154,742

Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation.
We believe investors should review Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation, along with GAAP net income and cash flow from operating activities, investing activities

Management's Discussion and Analysis (continued)

and financing activities, when evaluating an equity REIT's operating performance. A discussion of Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation, and a reconciliation to net income, are included below.
Income from Property Operations and Core Portfolio
We use Income from property operations and Income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our MH and RV communities. Income from property operations represents rental income, utility and other income and right-to-use income less property and rental home operating and maintenance expenses, real estate taxes, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferral of right-to-use contract upfront payments and related commissions, net. For comparative purposes, we present bad debt expense within Property operating, maintenance and real estate taxes in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated since January 1, 2018. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2018 and 2019, including Fiesta Key and Sunshine Key RV communities.
Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, depreciation and amortization related to real estate, impairment charges, and adjustments to reflect our share of FFO of unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive upfront non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs, and b) other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of gains or losses from sales of properties, depreciation and amortization related to real estate and impairment charges, which are based on historical costs and may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt, including prepayment penalties and defeasance costs from Normalized FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
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

Management's Discussion and Analysis (continued)

GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
The following table reconciles Net income available for Common Stockholders to Income from property operations:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Computation of Income from Property Operations:
Net income available for Common Stockholders	$113,309	$60,222
Income allocated to non-controlling interests - Common OP Units	7,226	3,955
Equity in income of unconsolidated joint ventures	(1,533)	(1,195)
Income before equity in income of unconsolidated joint ventures	119,002	62,982
Gain on sale of real estate, net	(52,507)	—
Total other expenses, net	71,969	63,568
Income from home sales operations and other	(319)	(61)
Income from property operations	$138,145	$126,489

The following table presents a calculation of FFO and Normalized FFO available for Common Stock and OP Unit holders:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$113,309	$60,222
Income allocated to non-controlling interests - Common OP units	7,226	3,955
Right-to-use contract upfront payments, deferred, net	1,771	1,285
Right-to-use contract commissions, deferred, net	(191)	(24)
Depreciation and amortization	37,977	32,374
Depreciation on unconsolidated joint ventures	433	373
Gain on sale of real estate, net	(52,507)	—
FFO available for Common Stock and OP Unit holders	108,018	98,185
Insurance proceeds due to catastrophic weather event (1)	(349)	(286)
Normalized FFO available for Common Stock and OP Unit holders	$107,669	$97,899
Weighted average Common Shares outstanding – fully diluted	95,624	94,577
______________________
(1) Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.

Management's Discussion and Analysis (continued)

Results of Operations

Comparison of the Quarter Ended March 31, 2019 to the Quarter Ended March 31, 2018
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended March 31, 2019 and 2018. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Community base rental income	$131,038	$124,789	$6,249	5.0%	$135,282	$126,739	$8,543	6.7%
Rental home income	3,490	3,231	259	8.0%	3,584	3,515	69	2.0%
Resort base rental income	65,934	63,287	2,647	4.2%	72,168	64,254	7,914	12.3%
Right-to-use annual payments	12,310	11,517	793	6.9%	12,316	11,519	797	6.9%
Right-to-use contracts current period, gross	3,838	3,162	676	21.4%	3,838	3,162	676	21.4%
Utility and other income	22,617	24,059	(1,442)	(6.0)%	23,751	25,521	(1,770)	(6.9)%
Property operating revenues, excluding deferrals	239,227	230,045	9,182	4.0%	250,939	234,710	16,229	6.9%

Property operating and maintenance	74,301	73,137	1,164	1.6%	77,593	74,908	2,685	3.6%
Rental home operating and maintenance	1,182	1,360	(178)	(13.1)%	1,204	1,424	(220)	(15.4)%
Real estate taxes	14,574	13,824	750	5.4%	15,323	14,135	1,188	8.4%
Sales and marketing, gross	3,413	2,812	601	21.4%	3,409	2,812	597	21.2%
Property operating expenses, excluding deferrals and Property management	93,470	91,133	2,337	2.6%	97,529	93,279	4,250	4.6%
Income from property operations, excluding deferrals and Property management (1)	145,757	138,912	6,845	4.9%	153,410	141,431	11,979	8.5%
Property management	13,684	13,681	3	—%	13,685	13,681	4	—%
Income from property operations, excluding deferrals (1)	132,073	125,231	6,842	5.5%	139,725	127,750	11,975	9.4%
Right-to-use contracts, deferred and sales and marketing, deferred, net	1,580	1,261	319	25.3%	1,580	1,261	319	25.3%
Income from property operations (1)	$130,493	$123,970	$6,523	5.3%	$138,145	$126,489	$11,656	9.2%
__________________________
(1)     Non-GAAP measure, see the Results Overview section of the Management Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations for 2019 increased $11.7 million, or 9.2%, from 2018, comprised of an increase of $6.5 million, or 5.3%, from our Core Portfolio and an increase of $5.1 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher community base rental income and resort base rental income. The increase in income from property operations from our Non-Core Portfolio was mainly due to income from property operations from our acquisitions that closed during 2018 and Fiesta Key and Sunshine Key RV communities.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2019 increased $6.2 million, or 5.0%, from 2018, which reflects 4.4% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $659 in 2019 from approximately $631 in the same period in 2018. The average occupancy for our Core Portfolio increased to 95.3% in 2019 from 94.8% in the same period in 2018.
Resort base rental income in our Core Portfolio for 2019 increased $2.6 million, or 4.2%, from 2018, primarily driven by higher rental rates. Resort base rental income is comprised of the following:

Management's Discussion and Analysis (continued)

	Core Portfolio				Total Portfolio
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$37,349	$35,199	$2,150	6.1%	$39,084	$35,156	$3,928	11.2%
Seasonal	19,184	18,659	525	2.8%	21,085	19,023	2,062	10.8%
Transient	9,401	9,429	(28)	(0.3)%	11,999	10,075	1,924	19.1%
Resort base rental income	$65,934	$63,287	$2,647	4.2%	$72,168	$64,254	$7,914	12.3%
Utility and other income in our Core Portfolio for 2019 decreased by $1.4 million, or 6.0%, from 2018 due to insurance recovery revenue related to Hurricane Irma of $2.2 million recorded in our Core portfolio during the first quarter of 2018 to offset expenses incurred. This decrease was partially offset by a $0.7 million increase in utility income, primarily in electric and gas.
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $2.3 million, or 2.6%, from 2018, mainly due to an increase of $0.8 million in property taxes, an increase of $0.8 million in insurance expense and an increase of $0.7 million in property payroll primarily from wage increases.
Home Sales and Rental Operations
Home Sales Operation
The following table summarizes certain financial and statistical data for Home Sales Operation.

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenues from new home sales (1)	$4,564	$6,736	$(2,172)	(32.2)%
Cost of new home sales (1)	(4,394)	(6,510)	2,116	32.5%
Gross profit from new home sales	170	226	(56)	(24.8)%

Gross revenues from used home sales	1,911	1,573	338	21.5%
Cost of used home sales	(2,238)	(2,064)	(174)	(8.4)%
Loss from used home sales	(327)	(491)	164	33.4%

Brokered resale and ancillary services revenues, net	1,559	1,401	158	11.3%
Home selling expenses	(1,083)	(1,075)	(8)	(0.7)%
Income from home sales operations and other	$319	$61	$258	423.0%

Home sales volumes
Total new home sales (2)	91	130	(39)	(30.0)%
New Home Sales Volume - ECHO JV	13	18	(5)	(27.8)%
Used home sales	219	241	(22)	(9.1)%
Brokered home resales	168	193	(25)	(13.0)%
_________________________
(1) New home sales gross revenues and costs of new home sales does not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales operations and other was $0.3 million for 2019 compared to $0.1 million for 2018. The increase in income from home sales operations and other was due to a decrease in loss from used home sales and an increase in ancillary services revenue.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$11,211	$11,087	$124	1.1%
Rental home operating and maintenance	(1,182)	(1,360)	178	13.1%
Income from rental operations	10,029	9,727	302	3.1%
Depreciation on rental homes (2)	(2,413)	(2,353)	(60)	(2.5)%
Income from rental operations, net of depreciation	$7,616	$7,374	$242	3.3%

Gross investment in new manufactured home rental units (3)	$171,708	$131,359	$40,349	30.7%
Gross investment in used manufactured home rental units	$27,330	$36,122	$(8,792)	(24.3)%

Net investment in new manufactured home rental units	$141,029	$104,358	$36,671	35.1%
Net investment in used manufactured home rental units	$12,671	$18,731	$(6,060)	(32.4)%

Number of occupied rentals – new, end of period (4)	2,860	2,529	331	13.1%
Number of occupied rentals – used, end of period	1,106	1,569	(463)	(29.5)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $7.7 million and $7.9 million for the quarters ended March 31, 2019 and 2018, respectively, of Site rental income is included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in the Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.4 million and $15.8 million as of March 31, 2019 and 2018, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 290 and 276 homes rented through our ECHO JV during the quarters ended March 31, 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, in our Core Portfolio was primarily due to an increase in the number of new occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2019	2018	Variance	% Change
Depreciation and amortization	$(37,977)	(32,374)	$(5,603)	(17.3)%
Interest income	1,751	1,950	(199)	(10.2)%
Income from other investments, net	986	940	46	4.9%
General and administrative	(9,909)	(8,038)	(1,871)	(23.3)%
Other expenses	(427)	(343)	(84)	(24.5)%
Interest and related amortization	(26,393)	(25,703)	(690)	(2.7)%
Total other income and (expenses), net	$(71,969)	$(63,568)	$(8,401)	(13.2)%

Total other income and (expenses), net increased $8.4 million during 2019 compared to 2018, primarily due to increases in depreciation and amortization, general and administrative costs and interest and related amortization.
Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.

Management's Discussion and Analysis (continued)

Subsequent Event
On April 10, 2019, we completed the acquisition of Round Top RV Campground, a 391-site RV community located in Gettysburg, Pennsylvania. The purchase price was approximately $12.4 million. This acquisition was funded with available cash and a loan assumption of approximately $7.8 million, excluding mortgage premium of $0.2 million.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, new and pre-owned home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. The full capacity remained available for issuance as of March 31, 2019.
In addition, we have available liquidity in the form of approximately 110.0 million shares of authorized and unissued common stock and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swap, see Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, mainly through available cash as well as net cash provided by operating activities. Our LOC has a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions.The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
We expect to meet certain long-term liquidity requirements, including scheduled debt maturities, property acquisitions and capital improvements by use of our long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or additional equity securities. We have no debt maturing in 2019 and approximately $116.3 million of scheduled debt matures in 2020 (excluding scheduled principal payments on debt maturing in 2020 and beyond).
For information regarding our debt activities and related borrowing arrangements for the quarter ended March 31, 2019, see Item 1. Financial Statements—Note 8. Borrowing Arrangements.

The table below summarizes our cash flow activity:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Net cash provided by operating activities	$128,098	$121,701
Net cash provided by (used in) investing activities	13,112	(50,948)
Net cash used in financing activities	(65,962)	(25,018)
Net increase in cash and restricted cash	$75,248	$45,735

Management's Discussion and Analysis (continued)

Operating Activities
Net cash provided by operating activities increased $6.4 million to $128.1 million for the quarter ended March 31, 2019, from $121.7 million for the quarter ended March 31, 2018. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $11.7 million and an increase in rents and other customer payments received in advance and security deposits of approximately $2.0 million, partially offset by long term incentive compensation of approximately $4.2 million paid during the first quarter of 2019 and a net decrease in other assets and accounts payable and other liabilities of approximately $2.3 million.
Investing Activities
Net cash provided by investing activities was $13.1 million for the quarter ended March 31, 2019 compared to net cash used in investing activities of $50.9 million for the quarter ended March 31, 2018. The increase in net cash provided by investing activities was primarily due to proceeds received of $77.7 million as a result of the sale of five MH properties during the first quarter of 2019 and a decrease of $16.9 million in acquisitions during the first quarter of 2019 compared to the first quarter of 2018. This was partially offset by an increase of $21.1 million in capital improvements.
Capital Improvements
The table below summarizes capital improvement activities:

	Quarters Ended March 31,
(amounts in thousands)	2019	2018
Recurring capital expenditures (1)	$10,064	$8,764
Property upgrades and development(2)	12,246	12,078
New home investments (3)(4)	27,362	9,372
Used home investments (4)	673	677
Total property	50,345	30,891
Corporate	2,096	425
Total capital improvements	$52,441	$31,316
______________________

(1)	Recurring capital expenditures are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	Includes $1.3 million and $4.8 million of restoration and improvement capital expenditures related to Hurricane Irma for the quarters ended March 31, 2019 and 2018, respectively.

(3)	Excludes new home investment associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $66.0 million for the quarter ended March 31, 2019 compared to $25.0 million for the quarter ended March 31, 2018. The increase in cash used in financing activities was primarily due to debt proceeds of $64.0 million received during the first quarter of 2018, which was partially offset by the LOC pay off of $30.0 million during the same period. In addition, there was an increase of $6.6 million in distributions paid during the first quarter of 2019 compared to the first quarter of 2018.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2019, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2019.

Management's Discussion and Analysis (continued)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2018 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2018 Form 10-K.

Other Risk Factors Affecting Our Business

We included a risk factor in our 2018 Form 10-K related to our insurance coverage- Some Potential Losses Are Not Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2019 and that we planned to renew those policies. Those policies that were in effect on March 31, 2019, were renewed on April 1, 2019. We continue to have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a continued $25 million aggregate loss limit for earthquake(s) in California. Policy deductibles primarily range from a $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is a one-time $500,000 aggregate retention that applies in addition to the applicable deductible. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 30, 2019	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)