Form 10-Q
period 2019-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2019-07-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-11718
_________________________________________________________
EQUITY LIFESTYLE PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________

Maryland			36-3857664
(State or other jurisdiction of incorporation)			(IRS Employer Identification Number)
Two North Riverside Plaza, Suite 800	Chicago,	Illinois	60606
(Address of Principal Executive Offices)			(Zip Code)

(312) 279-1400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ELS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,033,894 shares of Common Stock as of July 24, 2019.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment in real estate:
Land	$1,418,353	$1,408,832
Land improvements	3,236,899	3,143,745
Buildings and other depreciable property	781,671	720,900
	5,436,923	5,273,477
Accumulated depreciation	(1,704,091)	(1,631,888)
Net investment in real estate	3,732,832	3,641,589
Cash and restricted cash	90,457	68,974
Notes receivable, net	36,010	35,041
Investment in unconsolidated joint ventures	55,195	57,755
Deferred commission expense	40,710	40,308
Other assets, net	59,274	46,227
Assets held for sale, net	—	35,914
Total Assets	$4,014,478	$3,925,808

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,075,689	$2,149,726
Term loan, net	198,787	198,626
Accounts payable and other liabilities	127,051	102,854
Deferred revenue – upfront payments from right-to-use contracts (membership upgrade sales)	121,047	116,363
Deferred revenue – right-to-use annual payments (membership subscriptions)	13,022	10,055
Accrued interest payable	8,187	8,759
Rents and other customer payments received in advance and security deposits	104,249	81,114
Distributions payable	58,972	52,617
Liabilities related to assets held for sale	—	12,350
Total Liabilities	2,707,004	2,732,464
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 91,032,007 and 89,921,018 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	906	896
Paid-in capital	1,397,613	1,329,391
Distributions in excess of accumulated earnings	(162,204)	(211,034)
Accumulated other comprehensive income (loss)	(242)	2,299
Total Stockholders’ Equity	1,236,073	1,121,552
Non-controlling interests – Common OP Units	71,401	71,792
Total Equity	1,307,474	1,193,344
Total Liabilities and Equity	$4,014,478	$3,925,808

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$212,007	$199,155	$435,573	$406,148
Right-to-use annual payments (membership subscriptions)	12,586	11,891	24,902	23,410
Right-to-use contracts current period, gross (membership upgrade sales)	5,041	3,944	8,879	7,106
Right-to-use contract upfront payments, deferred, net	(2,912)	(2,021)	(4,683)	(3,306)
Other income	10,265	12,536	20,635	25,572
Gross revenues from home sales	7,825	9,105	14,300	17,414
Brokered resale and ancillary services revenues, net	872	617	2,431	2,018
Interest income	1,803	1,862	3,554	3,812
Income from other investments, net	879	3,413	1,865	4,353
Total revenues	248,366	240,502	507,456	486,527
Expenses:
Property operating and maintenance	84,868	81,720	162,816	158,052
Real estate taxes	15,107	13,440	30,430	27,575
Sales and marketing, gross	4,214	3,305	7,623	6,117
Right-to-use contract commissions, deferred, net	(389)	(262)	(580)	(286)
Property management	14,385	13,472	28,070	27,153
Depreciation and amortization	37,776	34,345	75,753	66,719
Cost of home sales	8,164	9,632	14,796	18,206
Home selling expenses	1,102	973	2,185	2,048
General and administrative	9,225	9,669	19,134	17,707
Other expenses	540	367	967	710
Early debt retirement	1,491	—	1,491	—
Interest and related amortization	26,024	26,285	52,417	51,988
Total expenses	202,507	192,946	395,102	375,989
Gain on sale of real estate, net	—	—	52,507	—
Income before equity in income of unconsolidated joint ventures	45,859	47,556	164,861	110,538
Equity in income of unconsolidated joint ventures	3,226	1,613	4,759	2,808
Consolidated net income	49,085	49,169	169,620	113,346

Income allocated to non-controlling interests – Common OP Units	(2,676)	(3,024)	(9,902)	(6,979)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$46,401	$46,137	$159,710	$106,359

Consolidated net income	$49,085	$49,169	$169,620	$113,346
Other comprehensive income (loss):
Adjustment for fair market value of swap	(1,610)	764	(2,541)	2,637
Consolidated comprehensive income	47,475	49,933	167,079	115,983
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,589)	(3,071)	(9,759)	(7,141)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$44,878	$46,854	$157,312	$108,834

Earnings per Common Share – Basic	$0.51	$0.52	$1.78	$1.20

Earnings per Common Share – Fully Diluted	$0.51	$0.52	$1.77	$1.20

Weighted average Common Shares outstanding – basic	90,156	88,549	89,969	88,537
Weighted average Common Shares outstanding – fully diluted	95,930	94,623	95,773	94,600

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2018	$896	$1,329,391	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for common stock	—	66	—	—	—	(66)	—
Issuance of common stock through exercise of options	—	53	—	—	—	—	53
Issuance of common stock through employee stock purchase plan	—	652	—	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	—	2,420
Repurchase of common stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	—	56	—
Adjustment for fair market value of swap	—	—	—	—	(931)	—	(931)
Consolidated net income	—	—	—	113,309	—	7,226	120,535
Distributions	—	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	—	(63)
Balance as of March 31, 2019	896	1,332,410	$—	(152,848)	1,368	75,492	1,257,318
Exchange of Common OP Units for Common Stock	5	6,430	—	—	—	(6,435)	—
Issuance of Common Stock through employee stock purchase plan	—	587	—	—	—	—	587
Issuance of Common Stock	5	59,314	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	2,625	—	—	—	—	2,625
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,883)	—	—	—	2,883	—
Adjustment for fair market value of swap	—	—	—	—	(1,610)	—	(1,610)
Consolidated net income	—	—	8	46,401	—	2,676	49,085
Distributions	—	—	(8)	(55,757)	—	(3,215)	(58,980)
Other	—	(870)	—	—	—	—	(870)
Balance as of June 30, 2019	$906	$1,397,613	$—	$(162,204)	$(242)	$71,401	$1,307,474

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2017	$883	$1,242,109	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (ASC 606, Revenue Recognition)	—	—	—	(15,186)	—	—	(15,186)
Balance as of January 1, 2018	883	1,242,109	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for common stock	—	80	—	—	—	(80)	—
Issuance of common stock through employee stock purchase plan	—	503	—	—	—	—	503
Compensation expenses related to restricted stock and stock options	—	1,800	—	—	—	—	1,800
Adjustment for Common OP Unitholders in the Operating Partnership	—	782	—	—	—	(782)	—
Adjustment for fair market value of swap	—	—	—	—	1,873	—	1,873
Consolidated net income	—	—	—	60,222	—	3,955	64,177
Distributions	—	—	—	(48,805)	—	(3,205)	(52,010)
Other	—	(60)	—	—	—	—	(60)
Balance as of March 31, 2018	883	1,245,214	—	(215,749)	2,815	67,976	1,101,139
Exchange of Common OP Units for Common Stock	1	81	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	343	—	—	—	—	343
Compensation expenses related to restricted stock and stock options	—	2,741	—	—	—	—	2,741
Adjustment for Common OP Unitholders in the Operating Partnership	—	(57)	—	—	—	57	—
Adjustment for fair market value of swap	—	—	—	—	764	—	764
Consolidated net income	—	—	8	46,137	—	3,024	49,169
Distributions	—	—	(8)	(48,841)	—	(3,201)	(52,050)
Other	—	(275)	—	—	—	—	(275)
Balance as of June 30, 2018	$884	$1,248,047	$—	$(218,453)	$3,579	$67,774	$1,101,831

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Consolidated net income	$169,620	$113,346
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	(52,507)	—
Early debt retirement	1,491	—
Depreciation and amortization	76,648	67,431
Amortization of loan costs	1,768	1,772
Debt premium amortization	(232)	(711)
Equity in income of unconsolidated joint ventures	(4,759)	(2,808)
Distributions of income from unconsolidated joint ventures	2,008	1,732
Proceeds from insurance claims, net	4,422	1,809
Compensation expense related to restricted stock and stock options	5,045	4,541
Revenue recognized from right-to-use contract upfront payments (membership upgrade sales)	(4,195)	(3,800)
Commission expense recognized related to right-to-use contracts	1,867	1,810
Long-term incentive plan compensation	(3,608)	461
Changes in assets and liabilities:
Notes receivable, net	(1,079)	642
Deferred commission expense	(2,269)	(2,010)
Other assets, net	(8,275)	10,895
Accounts payable and other liabilities	25,962	9,274
Deferred revenue – upfront payments from right-to-use contracts (membership upgrade sales)	8,879	7,106
Deferred revenue – right-to-use annual payments (membership subscriptions)	2,967	2,874
Rents and other customer payments received in advance and security deposits	20,932	15,601
Net cash provided by operating activities	244,685	229,965
Cash Flows From Investing Activities:
Real estate acquisitions, net	(38,463)	(53,289)
Proceeds from disposition of properties, net	77,746	—
Investment in unconsolidated joint ventures	—	(3,791)
Distributions of capital from unconsolidated joint ventures	5,169	110
Proceeds from insurance claims	1,111	2,335
Repayments of notes receivable	—	13,823
Capital improvements	(121,444)	(81,377)
Net cash used in investing activities	(75,881)	(122,189)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,237	846
Gross proceeds from the issuance of common stock	59,319	—
Distributions:
Common Stockholders	(104,579)	(92,008)
Common OP Unitholders	(6,676)	(6,049)
Preferred Stockholders	(8)	(8)
Principal payments and mortgage debt repayment	(93,982)	(23,964)
New mortgage notes payable financing proceeds	—	64,014
Line of Credit payoff	—	(97,000)
Line of Credit proceeds	—	67,000
Debt issuance and defeasance costs	(1,700)	(1,688)
Other	(932)	(335)
Net cash used in financing activities	(147,321)	(89,192)
Net increase in cash and restricted cash	21,483	18,584
Cash and restricted cash, beginning of period	68,974	35,631
Cash and restricted cash, end of period	$90,457	$54,215

	Six Months Ended June 30,
	2019	2018
Supplemental Information:
Cash paid for interest	$51,744	$52,658
Net investment in real estate – reclassification of rental homes	$12,451	$15,396
Other assets, net – reclassification of rental homes	$(12,451)	$(15,396)

Real estate acquisitions:
Investment in real estate	$(58,871)	$(71,756)
Other assets, net	(412)	(9)
Debt assumed	19,212	9,200
Debt financed	—	8,786
Other liabilities	1,608	490
Real estate acquisitions, net	$(38,463)	$(53,289)

Real estate dispositions:
Investment in real estate	$35,572	$—
Notes receivable, net	295	—
Other assets, net	97	—
Mortgage notes payable, net	(11,175)	—
Other liabilities	450	—
Gain on sale of real estate, net	52,507	—
Real estate dispositions, net	$77,746	$—

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
Our Properties are owned primarily by the Operating Partnership and managed internally by wholly-owned affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.5% interest as of June 30, 2019. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
As a lessor, we adopted the practical expedient that allowed us not to separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income for 2019 and 2018. In addition, the new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental income prospectively starting from January 1, 2019. For 2018, the credit loss related to the collectability of lease receivables was recognized

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

in the line item Property operating and maintenance and was not significant. The guidance regarding capitalization of leasing costs did not have any effect on our consolidated financial statements.
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
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact, if any, that adoption of this standard may have on the consolidated financial statements and related disclosures.
(c)    Revenue Recognition
We account for certain revenue streams in accordance with Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers. Right-to-use contracts (also referred to as membership subscriptions), provide our customers access to specific Properties for limited stays at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties are provided. Right-to-use upgrade contracts grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(d)    Restricted Cash
As of June 30, 2019 and December 31, 2018, restricted cash consists of $27.5 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases

Lessor
Rental income derived from customers renting our Sites is accounted for in accordance with ASC 842, Leases, and is recognized over the term of the respective operating lease or the length of a customer's stay. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our Properties.
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

(amounts in thousands)	As of June 30, 2019
2019	$60,067
2020	120,012
2021	65,321
2022	34,906
2023	19,714
Thereafter	84,254
Total	$384,274

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2026. For the quarters ended June 30, 2019 and 2018, total operating lease payments were $2.3 million and $2.1 million, respectively. For the six months ended June 30, 2019 and 2018, total operating lease payments were $4.6 million and $4.1 million, respectively.
The following table summarizes our future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases:

(amounts in thousands)	As of June 30, 2019	As of December 31, 2018
2019	$2,770	$4,921
2020	4,801	4,801
2021	4,179	4,179
2022	2,103	2,103
2023	953	953
Thereafter	5,054	5,054
Total undiscounted rental payments	19,860	22,011
Less imputed interest	(2,895)	(3,289)
Total lease liabilities	$16,965	$18,722

ROU assets and lease liabilities from our operating leases included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets were $15.7 million and $17.0 million, respectively, as of June 30, 2019. The weighted average remaining lease term for our operating leases was 7 years and the weighted average incremental borrowing rate was 4.4% at June 30, 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available for Common Stockholders – Basic	$46,401	$46,137	$159,710	$106,359
Amounts allocated to dilutive securities	2,676	3,024	9,902	6,979
Net income available for Common Stockholders – Fully Diluted	$49,077	$49,161	$169,612	$113,338
Denominator:
Weighted average Common Shares outstanding – Basic	90,156	88,549	89,969	88,537
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	5,643	5,826	5,691	5,827
Restricted stock and stock options	131	248	113	236
Weighted average Common Shares outstanding – Fully Diluted	95,930	94,623	95,773	94,600

Earnings per Common Share – Basic	$0.51	$0.52	$1.78	$1.20

Earnings per Common Share – Fully Diluted	$0.51	$0.52	$1.77	$1.20

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the limited partners of the Operating Partnership (the "Common OP Unit holders") since January 1, 2018.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5500	March 31, 2018	March 30, 2018	April 13, 2018
$0.5500	June 30, 2018	June 29, 2018	July 13, 2018
$0.5500	September 30, 2018	September 28, 2018	October 12, 2018
$0.5500	December 31, 2018	December 28, 2018	January 11, 2019
$0.6125	March 31, 2019	March 29, 2019	April 12, 2019
$0.6125	June 30, 2019	June 28, 2019	July 12, 2019

Increase in Authorized Shares

On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares.

Equity Offering Program
On October 26, 2018, we entered into our current at-the-market ("ATM") equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2019, we have $140.7 million of common stock available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Common Stock and Other Equity Related Transactions (continued)

The following table presents the shares that were issued under the current ATM equity offering program during the six months ended June 30, 2019. There was no activity under the ATM equity offering program during the six months ended June 30, 2018.

Six Months Ended June 30,
(amounts in thousands, except stock data)	2019
Shares of Common Stock sold	505,236
Weighted average price	$117.41
Total gross proceeds	$59,319
Commissions paid to sales agents	$771

Exchanges
Subject to certain limitations, Common OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2019, 495,325 OP Units were exchanged for an equal number of shares of Common Stock. During the six months ended June 30, 2018, 13,838 OP Units were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
On May 29, 2019, we completed the acquisition of White Oak Shores Camping and RV Resort, a 455-site RV community located in Stella, North Carolina, for a purchase price of $20.5 million. The acquisition was funded with available cash.
On April 10, 2019, we completed the acquisition of Round Top RV Campground, a 391-site RV community located in Gettysburg, Pennsylvania, for a purchase price of $12.4 million. This acquisition was funded with available cash and a loan assumption of approximately $7.8 million, excluding mortgage premium of $0.2 million.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2019 and December 31, 2018, respectively):

					Investment as of		Income/(Loss) for Six Months Ended
Investment	Location	Number of Sites (a)	Economic Interest (b)		June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
Meadows	Various (2,2)	1,077	50%		$346	$346	$800	$819
Lakeshore	Florida (3,3)	720	(c)		2,154	2,263	122	123
Voyager	Arizona (1,1)	1,801	50%	(d)	414	3,135	2,925	883
Loggerhead	Florida	2,343	49%		35,789	35,789	642	689
ECHO JV	Various	—	50%		16,492	16,222	270	294
		5,941			$55,195	$57,755	$4,759	$2,808
_____________________

(a)	Loggerhead sites represent marina slip count.

(b)	The percentages shown approximate our economic interest as of June 30, 2019. Our legal ownership interest may differ.

(c)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(d)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing the Property.
We received approximately $7.2 million and $1.8 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2019 and 2018, respectively. Approximately $2.7 million of the distributions made to us exceeded our basis in unconsolidated joint ventures for the six months ended June 30, 2019 and, as such, were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceeded our basis in joint ventures for the six months ended June 30, 2018.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
2019 Activity
During the three months ended March 31, 2019, we defeased mortgage debt of $11.2 million in conjunction with the disposition of the five MH Properties as disclosed in Note 6. Investment in Real Estate. These loans had a weighted average interest rate of 5.0% per annum.

During the three months ended June 30, 2019, we prepaid four loans secured by four properties (three MH and one RV), which were scheduled to mature in 2020. The loans had an outstanding principal balance of $66.8 million and a weighted average interest rate of 6.9% per annum. As part of the transaction, we incurred $1.4 million of prepayment penalties. We used the proceeds from the ATM and our available cash to fund the loan payments.
In connection with the acquisitions that closed during the six months ended June 30, 2019, we assumed mortgage debt of $18.6 million, excluding mortgage note premium of $0.6 million. These loans carry a weighted average interest rate of 5.4% per annum and mature between 2022 and 2024.
2018 Activity
During the three months ended March 31, 2018, we closed on one loan, secured by two RV communities, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.8% per annum and matures in 2038.
In connection with the Serendipity acquisition that closed during the three months ended March 31, 2018, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for total mortgage debt, secured by the MH community, of $18.0 million with an interest rate of 4.8% that matures in 2039.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Borrowing Arrangements (continued)

Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2019		As of December 31, 2018
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,203,298	$2,099,714	$2,164,563	$2,174,715

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of June 30, 2019, was approximately 4.5% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2020 to 2041. The debt encumbered a total of 116 and 118 of our Properties as of June 30, 2019 and December 31, 2018, respectively, and the carrying value of such Properties was approximately $2,475.4 million and $2,489.8 million, as of June 30, 2019 and December 31, 2018, respectively.
Unsecured Line of Credit
During the six months ended June 30, 2019, we did not borrow or pay off amounts on our unsecured Line of Credit ("LOC"). During the six months ended June 30, 2018, we paid off our unsecured line of credit balance, including approximately $30.0 million outstanding as of December 31, 2017. As of June 30, 2019, the full capacity on our LOC remained available.
As of June 30, 2019, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. In connection with our $200.0 million senior unsecured term loan (the “Term Loan”), which has an interest rate of LIBOR plus 1.20% to 1.90% per annum, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum and matures on November 1, 2020. Based on the leverage as of June 30, 2019, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2019	2018
Interest Rate Swap	Other assets, net	$—	$2,299
Interest Rate Swap	Accounts payable and other liabilities	$242	$—

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2019	2018	(amounts in thousands)	2019	2018
Interest Rate Swap	$1,901	$(2,544)	Interest Expense	$(640)	$93

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 – Derivative Instruments and Hedging Activities (continued)

During the next twelve months through June 30, 2020, we estimate no material changes to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2019, we did not post any collateral related to this agreement.
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
During the quarter ended June 30, 2019, we awarded to certain members of our Board of Directors, 35,431 shares of restricted stock at a fair value of approximately $4.1 million. These shares are time-based awards subject to various vesting dates between October 30, 2019 and April 30, 2022.
Compensation expense related to restricted stock and stock options, reported in General and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2019 and 2018, was $2.6 million and $2.7 million, respectively, and for the six months ended June 30, 2019 and 2018, was approximately $5.0 million and $4.5 million, respectively.

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
All revenues were from external customers and there was no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2019 or 2018.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2019 and 2018:
Quarter Ended June 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$233,848	$11,836	$245,684
Operations expenses	(116,893)	(10,558)	(127,451)
Income from segment operations	116,955	1,278	118,233
Interest income	950	846	1,796
Depreciation and amortization	(35,197)	(2,579)	(37,776)
Income (loss) from operations	$82,708	$(455)	$82,253
Reconciliation to consolidated net income:
Corporate interest income			$7
Income from other investments, net			879
General and administrative			(9,225)
Other expenses			(540)
Interest and related amortization			(26,024)
Equity in income of unconsolidated joint ventures			3,226
Early debt retirement			(1,491)
Consolidated net income			$49,085

Total assets	$3,766,573	$247,905	$4,014,478
Capital improvements	$28,501	$40,502	$69,003

Quarter Ended June 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$222,167	$13,060	$235,227
Operations expenses	(110,046)	(12,234)	(122,280)
Income from segment operations	112,121	826	112,947
Interest income	823	1,033	1,856
Depreciation and amortization	(31,954)	(2,391)	(34,345)
Income (loss) from operations	$80,990	$(532)	$80,458
Reconciliation to consolidated net income:
Corporate interest income			$6
Income from other investments, net			3,413
General and administrative			(9,669)
Other expenses			(367)
Interest and related amortization			(26,285)
Equity in income of unconsolidated joint ventures			1,613
Consolidated net income			$49,169

Total assets	$3,477,455	$222,734	$3,700,189
Capital improvements	$26,602	$23,459	$50,061

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Reportable Segments (continued)

Six Months Ended June 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$479,864	$22,173	$502,037
Operations expenses	(225,863)	(19,477)	(245,340)
Income from segment operations	254,001	2,696	256,697
Interest income	1,844	1,696	3,540
Depreciation and amortization	(70,740)	(5,013)	(75,753)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$237,612	$(621)	$236,991
Reconciliation to consolidated net income:
Corporate interest income			$14
Income from other investments, net			1,865
General and administrative			(19,134)
Other expenses			(967)
Interest and related amortization			(52,417)
Equity in income of unconsolidated joint ventures			4,759
Early debt retirement			(1,491)
Consolidated net income			$169,620

Total assets	$3,766,573	$247,905	$4,014,478
Capital improvements	$52,906	$68,538	$121,444

Six Months Ended June 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$453,183	$25,179	$478,362
Operations expenses	(215,558)	(23,307)	(238,865)
Income from segment operations	237,625	1,872	239,497
Interest income	1,631	1,940	3,571
Depreciation and amortization	(56,029)	(10,690)	(66,719)
Income (loss) from operations	$183,227	$(6,878)	$176,349
Reconciliation to consolidated net income:
Corporate interest income			$241
Income from other investments, net			4,353
General and administrative			(17,707)
Other expenses			(710)
Interest and related amortization			(51,988)
Equity in income of unconsolidated joint venture			2,808
Consolidated net income			$113,346

Total assets	$3,477,455	$222,734	$3,700,189
Capital Improvements	$47,870	$33,507	$81,377

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Revenues:
Rental income	$208,375	$195,594	$428,357	$399,072
Right-to-use annual payments (membership subscriptions)	12,586	11,891	24,902	23,410
Right-to-use contracts current period, gross (membership upgrade sales)	5,041	3,944	8,879	7,106
Right-to-use contract upfront payments, deferred, net	(2,912)	(2,021)	(4,683)	(3,306)
Other income	10,265	12,536	20,635	25,572
Ancillary services revenues, net	493	223	1,774	1,329
Total property operations revenues	233,848	222,167	479,864	453,183
Expenses:
Property operating and maintenance	83,576	80,091	160,320	154,999
Real estate taxes	15,107	13,440	30,430	27,575
Sales and marketing, gross	4,214	3,305	7,623	6,117
Right-to-use contract commissions, deferred, net	(389)	(262)	(580)	(286)
Property management	14,385	13,472	28,070	27,153
Total property operations expenses	116,893	110,046	225,863	215,558
Income from property operations segment	$116,955	$112,121	$254,001	$237,625

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Revenues:
Rental income (a)	$3,632	$3,561	$7,216	$7,076
Gross revenue from home sales	7,825	9,105	14,300	17,414
Brokered resale revenues, net	379	369	657	651
Ancillary services revenues, net	—	25	—	38
Total revenues	11,836	13,060	22,173	25,179
Expenses:
Property operating and maintenance	1,292	1,629	2,496	3,053
Cost of home sales	8,164	9,632	14,796	18,206
Home selling expenses	1,102	973	2,185	2,048
Total expenses	10,558	12,234	19,477	23,307
Income from home sales and rentals operations segment	$1,278	$826	$2,696	$1,872
______________________

(a)	Segment information includes income related to rental homes. Income related to Site rent on rental homes is included within property operations.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of June 30, 2019, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 155,973 Sites. These Properties are located

Management's Discussion and Analysis (continued)

in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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

We generate the majority of our revenues from customers renting our individual developed areas ("Sites"), or entering into right-to-use contracts (also referred to as membership subscriptions), which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2019
MH Community Sites	72,000
RV Community Sites:
Annual	30,400
Seasonal	11,300
Transient	12,100
Thousand Trails portfolio (1)	24,300
Joint Ventures (2)	5,900
156,000
_________________________

(1)
Primarily utilized to service the approximately 115,400 membership customers who have entered into right-to-use contracts (membership subscriptions). Includes approximately 5,800 Sites rented on an annual basis.

(2)	Includes approximately 2,700 annual Sites, 400 seasonal Sites, and 500 transient Sites and approximately 2,300 marina slips.

In our Home Sales and Rental Operations business, our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing factory-built homes that are located in Properties owned and managed by us. We continue to focus on our rental operations, as we believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We offer home sale brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third party lender programs have

Management's Discussion and Analysis (continued)

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
Results Overview
For the quarter ended June 30, 2019, Net income available for Common Stockholders increased $0.3 million to $46.4 million, or $0.51 per fully diluted Common Share, compared to $46.1 million, or $0.52 per fully diluted Common Share, for the same period in 2018. For the six months ended June 30, 2019, Net income available for Common Stockholders increased $53.3 million, or $0.57 per fully diluted Common Share, to $159.7 million, or $1.77 per fully diluted Common Share, compared to $106.4 million, or $1.20 per fully diluted Common Share, for the same period in 2018.
For the quarter ended June 30, 2019, FFO available for Common Stock and OP Unit holders increased $4.2 million, or $0.04 per fully diluted Common Share, to $89.8 million, or $0.94 per fully diluted Common Share, compared to $85.6 million, or $0.90 per fully diluted Common Share, for the same period in 2018. For the six months ended June 30, 2019, FFO available for Common Stock and OP Unit holders increased $14.0 million, or $0.13 per fully diluted Common Share, to $197.8 million or $2.07 per fully diluted Common Share, compared to $183.8 million or $1.94 per fully diluted Common Share, for the same period in 2018.
For the quarter ended June 30, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $8.1 million, or $0.07 per fully diluted Common Share, to $91.9 million, or $0.96 per fully diluted Common Share, compared to $83.8 million, or $0.89 per fully diluted Common Share, for the same period in 2018. For the six months ended June 30, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $17.9 million or $0.16 per fully diluted Common Share, to $199.6 million, or $2.08 per fully diluted Common Share, compared to $181.7 million or $1.92 per fully diluted Common Share, for the same period in 2018.
For the quarter ended June 30, 2019, our Core Portfolio property operating revenues, excluding deferrals, increased 4.9% and property operating expenses, excluding deferrals and property management, increased 4.5%, from the same period in 2018, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.2% compared to the same period in 2018. For the six months ended June 30, 2019, our Core Portfolio property operating revenues, excluding deferrals, increased 4.4% and property operating expenses, excluding deferrals and property management, increased 3.5% from the same period in 2018, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.1% compared to the same period in 2018.
We focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio over the long term. There may be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to home owners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.4% for the quarter ended June 30, 2019, compared to 95.3% for the quarter ended March 31, 2019 and 94.9% for the quarter ended June 30, 2018. As of June 30, 2019, our Core Portfolio occupancy increased 126 Sites with an increase in homeowner occupancy of 79 Sites compared to occupancy as of March 31, 2019. By comparison, our Core Portfolio occupancy increased 61 Sites with an increase in homeowner occupancy of 145 Sites from the same period in 2018. Additionally, for both the quarter and six months ended June 30, 2019, we have experienced rental rate increases, contributing to a 4.5% growth in community base rent compared to the same period in 2018.
We continue to grow RV rental income in our Core Portfolio as a result of our ability to increase rates and occupancy. RV rental income in our Core Portfolio for the quarter ended June 30, 2019 was 4.1% higher than the same period in 2018. Annual and seasonal rental income for the quarter ended June 30, 2019 increased 6.0% and 4.0%, respectively. Transient rental income declined 1.1% for the quarter ended June 30, 2019 compared to the same period in 2018. RV rental income in our Core Portfolio for the six months ended June 30, 2019 was 4.2% higher than the same period in 2018. Annual and seasonal rental income for the six months ended June 30, 2019 increased 6.1% and 3.1%, respectively. Transient rental income declined 0.8% for the six months ended June 30, 2019 compared to the same period in 2018. The decrease in transient rental income for both the quarter and six months ended June 30, 2019 was mainly due to weather related events at a limited number of Properties.

Management's Discussion and Analysis (continued)

We experienced growth in our membership base within our Thousand Trails portfolio during the quarter ended June 30, 2019. We sold approximately 6,600 Thousand Trails camping passes in the quarter and 10,200 for the six months ended June 30, 2019, an increase of 13.2% and 14.2% over the quarter and six months ended June 30, 2018, respectively. In addition, we sold 749 membership upgrades during the quarter ended June 30, 2019, 19.8% more than the same period in 2018. Our customers are increasingly choosing self-service options to complete their transactions with us. During the quarter ended June 30, 2019, our total Core RV rental income through digital channels increased 21.0% and our sales of online camping passes increased 27.6% compared to the same period in 2018.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 117 new home sales during the quarter ended June 30, 2019 compared to 146 during the quarter ended June 30, 2018 and 208 new home sales during the six months ended June 30, 2019 compared to 276 during the six months ended in June 30, 2018. The decrease in new home sales from the same period in the prior year was mainly due to certain areas of our portfolio reaching historically high occupancy levels. We continue to believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future.
As of June 30, 2019, we had 4,013 occupied rental homes in our Core MH communities, including 298 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.6 million for the quarter ended June 30, 2019 and $7.3 million for the quarter ended June 30, 2018. Approximately $7.8 million of rental operations revenue related to Site rental was included within community base rental income in our Core Portfolio for both the quarters ended June 30, 2019 and 2018. Our Core Portfolio income from rental operations, net of depreciation, was $15.2 million for the six months ended June 30, 2019 and $14.7 million for the six months ended June 30, 2018. Approximately $15.5 million and $15.6 million of rental operations revenue related to Site rental was included in community base rental income in our Core Portfolio for the six months ended June 30, 2019 and 2018, respectively.
Our gross investment in real estate increased approximately $163.4 million to $5,436.9 million as of June 30, 2019 from $5,273.5 million as of December 31, 2018, primarily due to new acquisitions and capital expenditures.
The following chart lists the Properties acquired or sold from January 1, 2018 through June 30, 2019 and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2018				151,323
Acquisitions:
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Timber Creek RV Resort	Westerly, Rhode Island	RV	November 20, 2018	364
Palm Lake	Riviera Beach, Florida	MH	December 13, 2018	915
King Nummy Trail Campground	Cape May Court House, New Jersey	RV	December 20, 2018	313
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added in 2018				419
Sites added in 2019				373

Site Reconfigured, net				(5)

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of June 30, 2019				155,973

Management's Discussion and Analysis (continued)

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

Management's Discussion and Analysis (continued)

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
The following table reconciles Net income available for Common Stockholders to income from property operations:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Computation of Income from Property Operations:
Net income available for Common Stockholders	$46,401	$46,137	$159,710	$106,359
Redeemable preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	2,676	3,024	9,902	6,979
Equity in income of unconsolidated joint ventures	(3,226)	(1,613)	(4,759)	(2,808)
Income before equity in income of unconsolidated joint ventures	45,859	47,556	164,861	110,538
Gain on sale of real estate, net	—	—	(52,507)	—
Total other expenses, net	72,374	65,391	144,343	128,959
Loss/(Income) from home sales operations and other	569	883	250	822
Income from property operations	$118,802	$113,830	$256,947	$240,319

The following table presents a calculation of FFO and Normalized FFO available for Common Stock and OP Unit holders:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2019	2018	2019	2018
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$46,401	$46,137	$159,710	$106,359
Income allocated to non-controlling interests – Common OP Units	2,676	3,024	9,902	6,979
Right-to-use contract upfront payments, deferred, net	2,912	2,021	4,683	3,306
Right-to-use contract commissions, deferred, net	(389)	(262)	(580)	(286)
Depreciation and amortization	37,776	34,345	75,753	66,719
Depreciation on unconsolidated joint ventures	441	367	873	739
Gain on sale of real estate, net	—	—	(52,507)	—
FFO available for Common Stock and OP Unit holders	89,817	85,632	197,834	183,816
Early debt retirement (1)	2,085	—	2,085	—
Insurance proceeds due to catastrophic weather event (2)	—	(1,806)	(349)	(2,092)
Normalized FFO available for Common Stock and OP Unit holders	$91,902	$83,826	$199,570	$181,724
Weighted average Common Shares outstanding – Fully Diluted	95,930	94,623	95,773	94,600
______________________
(1) Includes our portion of early debt retirement costs incurred by unconsolidated joint ventures.
(2) Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.

Management's Discussion and Analysis (continued)

Results of Operations

Comparison of the Quarter Ended June 30, 2019 to the Quarter Ended June 30, 2018
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended June 30, 2019 and 2018. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Community base rental income	$132,406	$125,879	$6,527	5.2%	$136,213	$128,579	$7,634	5.9%
Rental home income	3,631	3,274	357	10.9%	3,632	3,561	71	2.0%
Resort base rental income	56,181	53,952	2,229	4.1%	60,997	55,231	5,766	10.4%
Right-to-use annual payments (membership subscriptions)	12,579	11,891	688	5.8%	12,586	11,891	695	5.8%
Right-to-use contracts current period, gross (membership upgrade sales)	5,041	3,944	1,097	27.8%	5,041	3,944	1,097	27.8%
Utility and other income	21,817	21,909	(92)	(0.4)%	22,250	24,320	(2,070)	(8.5)%
Property operating revenues, excluding deferrals	231,655	220,849	10,806	4.9%	240,719	227,526	13,193	5.8%

Property operating and maintenance	80,277	78,105	2,172	2.8%	84,396	80,091	4,305	5.4%
Real estate taxes	14,357	12,920	1,437	11.1%	15,107	13,440	1,667	12.4%
Rental home operating and maintenance	1,282	1,515	(233)	(15.4)%	1,292	1,629	(337)	(20.7)%
Sales and marketing, gross	4,214	3,305	909	27.5%	4,214	3,305	909	27.5%
Property operating expenses, excluding deferrals and property management	100,130	95,845	4,285	4.5%	105,009	98,465	6,544	6.6%
Income from property operations, excluding deferrals and property management	131,525	125,004	6,521	5.2%	135,710	129,061	6,649	5.2%
Property management	14,383	13,472	911	6.8%	14,385	13,472	913	6.8%
Income from property operations, excluding deferrals	117,142	111,532	5,610	5.0%	121,325	115,589	5,736	5.0%
Right-to-use contracts, deferred and sales and marketing, deferred, net	2,523	1,759	764	43.4%	2,523	1,759	764	43.4%
Income from property operations (1)	$114,619	$109,773	$4,846	4.4%	$118,802	$113,830	$4,972	4.4%
__________________________
(1)     Non-GAAP measure. See the Results Overview section of the Management's Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total portfolio income from property operations for 2019 increased $5.0 million, or 4.4%, from 2018, comprised of an increase of $4.8 million, or 4.4%, from our Core Portfolio and an increase of $0.2 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher community base rental income and resort base rental income, partially offset by higher property operating expenses. The increase in income from property operations from our Non-Core Portfolio was partially offset by a decrease in income due to the sale of five all-age MH communities located in Indiana and Michigan during the first quarter of 2019.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2019 increased $6.5 million, or 5.2%, from 2018, which reflects 4.5% growth from rate increases and 0.7% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $665 in 2019 from approximately $636 in the same period in 2018. The average occupancy for our Core Portfolio increased to 95.4% in 2019 from 94.9% in the same period in 2018.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for 2019 increased $2.2 million, or 4.1%, from 2018, primarily driven by higher rental rates. The decrease in transient rental income from 2018 was mainly due to weather related events at a limited number of Properties, which was offset by an increase in number of membership subscriptions sold in 2019.
Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$38,257	$36,077	$2,180	6.0%	$40,790	$36,595	$4,195	11.5%
Seasonal	5,135	4,939	196	4.0%	5,713	5,206	507	9.7%
Transient	12,789	12,936	(147)	(1.1)%	14,494	13,430	1,064	7.9%
Resort base rental income	$56,181	$53,952	$2,229	4.1%	$60,997	$55,231	$5,766	10.4%
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $4.3 million, or 4.5%, from 2018, mainly due to an increase in property operating and maintenance expenses of $2.2 million and an increase in property taxes of $1.4 million. The increase in property operating and maintenance expenses was primarily driven by an increase of $1.0 million in property payroll due to wage increases and an increase of $0.9 million in insurance expense. The increase in property taxes was primarily a result of a resolution of appeals in certain states in 2018.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenues from new home sales (1)	$6,064	$6,859	$(795)	(11.6)%
Cost of new home sales (1)	(5,984)	(6,800)	816	12.0%
Gross profit from new home sales	80	59	21	35.6%

Gross revenues from used home sales	1,761	2,246	(485)	(21.6)%
Cost of used home sales	(2,180)	(2,832)	652	23.0%
Loss from used home sales	(419)	(586)	167	28.5%

Brokered resale and ancillary services revenues, net	872	617	255	41.3%
Home selling expenses	(1,102)	(973)	(129)	(13.3)%
Income (loss) from home sales and other	$(569)	$(883)	$314	35.6%

Home sales volumes
Total new home sales (2)	117	146	(29)	(19.9)%
New Home Sales Volume - ECHO JV	18	25	(7)	(28.0)%
Used home sales	210	297	(87)	(29.3)%
Brokered home resales	237	253	(16)	(6.3)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $0.6 million for 2019 compared to $0.9 million for 2018. The decrease in loss from home sales and other was due to a decrease in loss from used home sales and an increase in ancillary services revenues, net.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$11,422	$11,064	$358	3.2%
Rental home operating and maintenance	(1,282)	(1,515)	233	15.4%
Income from rental operations	10,140	9,549	591	6.2%
Depreciation on rental homes (2)	(2,544)	(2,251)	(293)	(13.0)%
Income from rental operations, net of depreciation	$7,596	$7,298	$298	4.1%

Gross investment in new manufactured home rental units (3)	$191,975	$135,886	$56,089	41.3%
Gross investment in used manufactured home rental units	$25,103	$34,476	$(9,373)	(27.2)%

Net investment in new manufactured home rental units	$159,950	$110,298	$49,652	45.0%
Net investment in used manufactured home rental units	$11,563	$24,538	$(12,975)	(52.9)%

Number of occupied rentals – new, end of period (4)	3,006	2,547	459	18.0%
Number of occupied rentals – used, end of period	1,007	1,467	(460)	(31.4)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $7.8 million of Site rental income for both the quarters ended June 30, 2019 and 2018 is included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.5 million and $15.9 million as of June 30, 2019 and 2018, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 298 and 264 homes rented through our ECHO JV during the quarters ended June 30, 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, in our Core Portfolio was primarily due to an increase in the number of new occupied rental units at a higher rental rate, partially offset by a decrease in the number of used occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2019	2018	Variance	% Change
Depreciation and amortization	$(37,776)	$(34,345)	$(3,431)	(10.0)%
Interest income	1,803	1,862	(59)	(3.2)%
Income from other investments, net	879	3,413	(2,534)	(74.2)%
General and administrative	(9,225)	(9,669)	444	4.6%
Other expenses	(540)	(367)	(173)	(47.1)%
Early debt retirement	(1,491)	—	(1,491)	—%
Interest and related amortization	(26,024)	(26,285)	261	1.0%
Total other income and (expenses), net	$(72,374)	$(65,391)	$(6,983)	(10.7)%

Total other income and (expenses), net increased $7.0 million during 2019 compared to 2018, primarily due to an increase in depreciation and amortization and a decrease in income from other investments, net. The decrease in income from other investments, net was mainly due to $1.8 million of insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma in 2018. Additionally, we incurred $1.5 million of early debt retirement costs in 2019.

Management's Discussion and Analysis (continued)

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2019 and 2018. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts and related commissions.

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Community base rental income	$263,444	$250,669	$12,775	5.1%	$271,495	$255,318	$16,177	6.3%
Rental home income	7,121	6,506	615	9.5%	7,216	7,076	140	2.0%
Resort base rental income	122,115	117,235	4,880	4.2%	133,165	119,485	13,680	11.4%
Right-to-use annual payments (membership subscriptions)	24,889	23,409	1,480	6.3%	24,902	23,410	1,492	6.4%
Right-to-use contracts current period, gross (membership upgrade sales)	8,879	7,108	1,771	24.9%	8,879	7,106	1,773	25.0%
Utility and other income	44,434	45,970	(1,536)	(3.3)%	46,001	49,841	(3,840)	(7.7)%
Property operating revenues, excluding deferrals	470,882	450,897	19,985	4.4%	491,658	462,236	29,422	6.4%

Property operating and maintenance	154,575	151,241	3,334	2.2%	161,989	154,999	6,990	4.5%
Real estate taxes	28,931	26,743	2,188	8.2%	30,430	27,575	2,855	10.4%
Rental home operating and maintenance	2,464	2,873	(409)	(14.2)%	2,496	3,053	(557)	(18.2)%
Sales and marketing, gross	7,627	6,118	1,509	24.7%	7,623	6,117	1,506	24.6%
Property operating expenses, excluding deferrals and property management	193,597	186,975	6,622	3.5%	202,538	191,744	10,794	5.6%
Income from property operations, excluding deferrals and property management	277,285	263,922	13,363	5.1%	289,120	270,492	18,628	6.9%
Property management	28,067	27,151	916	3.4%	28,070	27,153	917	3.4%
Income from property operations, excluding deferrals	249,218	236,771	12,447	5.3%	261,050	243,339	17,711	7.3%
Right-to-use contracts, deferred and sales and marketing, deferred, net	4,103	3,020	1,083	35.9%	4,103	3,020	1,083	35.9%
Income from property operations (1)	$245,115	$233,751	$11,364	4.9%	$256,947	$240,319	$16,628	6.9%
__________________________
(1)     Non-GAAP measure. See the Results Overview section of the Management's Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations for 2019 increased $16.6 million, or 6.9%, from 2018, primarily as a result of an increase of $11.4 million, or 4.9%, from our Core Portfolio and an increase of $5.2 million, from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to an increase in community base rental income and resort base rental income, partially offset by an increase in property operating expenses. The increase in income from property operations from our Non-Core Portfolio was partially offset by a decrease in income due to the sale of five all-age MH communities located in Indiana and Michigan during the first quarter of 2019.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2019 increased $12.8 million, or 5.1%, from 2018, which reflects 4.5% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $662 in 2019 from approximately $633 in 2018. The average occupancy for the Core Portfolio increased to 95.3% in 2019 from 94.9% in the same period in 2018.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for 2019 increased $4.9 million, or 4.2%, from 2018, primarily driven by higher rental rates. The decrease in transient rental income from 2018 was mainly due to weather related events at a limited number of Properties, which was offset by an increase in number of membership subscriptions sold in 2019.
Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$75,606	$71,274	$4,332	6.1%	$79,874	$71,751	$8,123	11.3%
Seasonal	24,319	23,597	722	3.1%	26,798	24,229	2,569	10.6%
Transient	22,190	22,364	(174)	(0.8)%	26,493	23,505	2,988	12.7%
Resort base rental income	$122,115	$117,235	$4,880	4.2%	$133,165	$119,485	$13,680	11.4%
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $6.6 million, or 3.5%, from 2018, mainly due to an increase in property operating and maintenance expenses of $3.3 million and an increase in property taxes of $2.2 million. The increase in property operating and maintenance expenses was primarily driven by an increase in property payroll as a result of salary increases and higher electric and trash expenses in California and the South. The increase in property taxes was primarily a result of a resolution of appeals in certain states in 2018.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenues from new home sales (1)	$10,628	$13,595	$(2,967)	(21.8)%
Cost of new home sales (1)	(10,378)	(13,310)	2,932	22.0%
Gross profit from new home sales	250	285	(35)	(12.3)%

Gross revenues from used home sales	3,672	3,819	(147)	(3.8)%
Cost of used home sales	(4,418)	(4,896)	478	9.8%
Loss from used home sales	(746)	(1,077)	331	30.7%

Brokered resale and ancillary services revenues, net	2,431	2,018	413	20.5%
Home selling expenses	(2,185)	(2,048)	(137)	(6.7)%
Income (loss) from home sales and other	$(250)	$(822)	$572	69.6%

Home sales volumes
Total new home sales (2)	208	276	(68)	(24.6)%
New Home Sales Volume - ECHO JV	31	43	(12)	(27.9)%
Used home sales	429	538	(109)	(20.3)%
Brokered home resales	405	446	(41)	(9.2)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Loss from home sales and other was $0.3 million for 2019 compared to $0.8 million for 2018. The decrease in loss from home sales and other was primarily due to a decrease in the loss from used home sales and an increase in ancillary services revenues, net.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$22,633	$22,152	$481	2.2%
Rental home operating and maintenance	(2,464)	(2,873)	409	14.2%
Income from rental operations	20,169	19,279	890	4.6%
Depreciation on rental homes (2)	(4,957)	(4,605)	(352)	(7.6)%
Income from rental operations, net of depreciation	$15,212	$14,674	$538	3.7%

Gross investment in new manufactured home rental units (3)	$191,975	$135,886	$56,089	41.3%
Gross investment in used manufactured home rental units	$25,103	$34,476	$(9,373)	(27.2)%

Net investment in new manufactured home rental units	$159,950	$110,298	$49,652	45.0%
Net investment in used manufactured home rental units	$11,563	$24,538	$(12,975)	(52.9)%

Number of occupied rentals – new, end of period (4)	3,006	2,547	459	18.0%
Number of occupied rentals – used, end of period	1,007	1,467	(460)	(31.4)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $15.5 million and $15.6 million of Site rental income for the six months ended June 30, 2019 and 2018, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.5 million and $15.9 million as of June 30, 2019 and 2018, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 298 and 264 homes rented through our ECHO JV during the six months ended June 30, 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, was primarily due to an increase in the number of new occupied rental units at a higher rental rate, partially offset by a decrease in the number of used occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2019	2018	Variance	% Change
Depreciation and amortization	$(75,753)	$(66,719)	$(9,034)	(13.5)%
Interest income	3,554	3,812	(258)	(6.8)%
Income from other investments, net	1,865	4,353	(2,488)	(57.2)%
General and administrative	(19,134)	(17,707)	(1,427)	(8.1)%
Other expenses	(967)	(710)	(257)	(36.2)%
Early debt retirement	(1,491)	—	(1,491)	—%
Interest and related amortization	(52,417)	(51,988)	(429)	(0.8)%
Total other income and (expenses), net	$(144,343)	$(128,959)	$(15,384)	(11.9)%

Total other income and (expenses), net increased $15.4 million for 2019, compared to 2018. The increase was primarily due to an increase in depreciation and amortization and a decrease in income from other investments, net. The decrease in income from other investments, net was mainly due to $2.1 million of insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma in 2018. Additionally, we incurred $1.5 million of early debt retirement costs in 2019.

Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2019, we have $140.7 million of common stock available for issuance.
On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares. As of June 30, 2019, we have available liquidity in the form of approximately 309.0 million shares of authorized and unissued common stock and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
As part of our Unsecured Credit Facility, our LOC arrangement will mature prior to the expected discontinuation of LIBOR subsequent to 2021 and our $200.0 million term loan is scheduled to mature in April 2023. We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition and as it pertains to new arrangements to be entered in the future. Given over 90% of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
We expect to meet certain long-term liquidity requirements, including scheduled debt maturities, property acquisitions and capital improvements by use of our long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or additional equity securities. We have no debt maturing in 2019 and approximately $48.9 million of scheduled debt matures in 2020 (excluding scheduled principal payments on debt maturing in 2020 and beyond).
For information regarding our debt activities and related borrowing arrangements, see Item 1. Financial Statements—Note 8. Borrowing Arrangements.

The table below summarizes our cash flow activity:

	Six Months Ended June 30,
(amounts in thousands)	2019	2018
Net cash provided by operating activities	$244,685	$229,965
Net cash used in investing activities	(75,881)	(122,189)
Net cash used in financing activities	(147,321)	(89,192)
Net increase in cash and restricted cash	$21,483	$18,584

Management's Discussion and Analysis (continued)

Operating Activities
Net cash provided by operating activities increased $14.7 million to $244.7 million for the six months ended June 30, 2019, from $230.0 million for the six months ended June 30, 2018. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $16.6 million and an increase in rents and other customer payments received in advance and security deposits of approximately $5.3 million, partially offset by long term incentive compensation of approximately $4.2 million paid during the first quarter of 2019 and a net decrease in other assets and accounts payable and other liabilities of approximately of $2.5 million.
Investing Activities
Net cash used in investing activities was $75.9 million for the six months ended June 30, 2019 compared to $122.2 million for the six months ended June 30, 2018. The decrease in net cash used in investing activities was primarily due to proceeds received of $77.7 million as a result of the sale of five MH properties during the first quarter of 2019 and distributions of capital from unconsolidated joint ventures of $5.2 million. This was partially offset by an increase of $40.1 million in capital improvements.
Capital Improvements
The table below summarizes capital improvement activities:

	Six Months Ended June 30,
(amounts in thousands)	2019	2018
Recurring capital expenditures (1)	$22,913	$21,175
Property upgrades and development(2)	28,915	25,580
New home investments (3)(4)	67,086	31,701
Used home investments (4)	1,452	1,807
Total property	120,366	80,263
Corporate	1,078	1,114
Total capital improvements	$121,444	$81,377
______________________

(1)	Recurring capital expenditures are primarily comprised of common area improvements, furniture and mechanical improvements.

(2)	Includes $2.5 million and $9.5 million of restoration and improvement capital expenditures related to Hurricane Irma for the six months ended June 30, 2019 and 2018, respectively.

(3)	Excludes new home investment associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities increased $58.1 million to $147.3 million for the six months ended June 30, 2019 from $89.2 million for the six months ended June 30, 2018. The increase in cash used in financing activities was primarily due to an increase in debt repayments and distributions paid of $70.0 million and $13.2 million, respectively, during the six months ended June 30, 2019 as compared to the same period in the prior year. Proceeds of $59.3 million received from the sale of our common stock under our ATM equity offering program for the six months ended June 30, 2019 was offset by debt proceeds received during the six months ended June 30, 2018. These increases in cash used in financing activities during the six months ended June 30, 2019 were partially offset by a $30.0 million net payment related to the LOC during the six months ended June 30, 2018.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2019, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

Management's Discussion and Analysis (continued)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Articles of Amendment of Equity LifeStyle Properties, Inc. effective May 2, 2019 (Included as an exhibit to our Report on Form 8-K dated May 2, 2019 and incorporated herein by reference).
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 30, 2019	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 30, 2019	By:	/s/ Valerie Henry
Valerie Henry
Vice President, Chief Accounting Officer
(Principal Accounting Officer)