Form 10-Q
period 2019-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2019-10-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,080,887 shares of Common Stock as of October 23, 2019.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data (adjusted for stock split))

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment in real estate:
Land	$1,516,956	$1,408,832
Land improvements	3,291,463	3,143,745
Buildings and other depreciable property	869,360	720,900
	5,677,779	5,273,477
Accumulated depreciation	(1,739,285)	(1,631,888)
Net investment in real estate	3,938,494	3,641,589
Cash and restricted cash	42,386	68,974
Notes receivable, net	37,228	35,041
Investment in unconsolidated joint ventures	20,339	57,755
Deferred commission expense	40,953	40,308
Other assets, net	58,071	46,227
Assets held for sale, net	—	35,914
Total Assets	$4,137,471	$3,925,808

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,062,736	$2,149,726
Term loan, net	198,868	198,626
Unsecured line of credit	120,000	—
Accounts payable and other liabilities	144,622	102,854
Deferred revenue – upfront payments from right-to-use contracts (membership upgrade sales)	124,577	116,363
Deferred revenue – right-to-use annual payments (membership subscriptions)	11,395	10,055
Accrued interest payable	8,410	8,759
Rents and other customer payments received in advance and security deposits	88,094	81,114
Distributions payable	58,976	52,617
Liabilities related to assets held for sale	—	12,350
Total Liabilities	2,817,678	2,732,464
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 182,080,186 and 179,842,036 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	1,812	1,792
Paid-in capital	1,399,951	1,328,495
Distributions in excess of accumulated earnings	(153,505)	(211,034)
Accumulated other comprehensive income (loss)	(499)	2,299
Total Stockholders’ Equity	1,247,759	1,121,552
Non-controlling interests – Common OP Units	72,034	71,792
Total Equity	1,319,793	1,193,344
Total Liabilities and Equity	$4,137,471	$3,925,808

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$225,116	$211,102	$660,689	$617,250
Right-to-use annual payments (membership subscriptions)	13,150	12,206	38,052	35,616
Right-to-use contracts current period, gross (membership upgrade sales)	5,730	4,863	14,609	11,969
Right-to-use contract upfront payments, deferred, net	(3,530)	(2,883)	(8,213)	(6,189)
Other income	11,263	13,419	31,898	38,991
Gross revenues from home sales	8,438	9,339	22,738	26,753
Brokered resale and ancillary services revenues, net	2,133	1,362	4,564	3,380
Interest income	1,831	1,846	5,385	5,658
Income from other investments, net	7,029	5,421	8,894	9,774
Total revenues	271,160	256,675	778,616	743,202
Expenses:
Property operating and maintenance	90,765	86,349	253,581	244,401
Real estate taxes	15,166	13,240	45,596	40,815
Sales and marketing, gross	4,063	3,568	11,686	9,685
Right-to-use contract commissions, deferred, net	(313)	(458)	(893)	(744)
Property management	14,605	13,589	42,675	40,742
Depreciation and amortization	37,032	34,980	112,785	101,699
Cost of home sales	8,434	9,742	23,230	27,948
Home selling expenses	1,033	1,101	3,218	3,149
General and administrative	8,710	8,816	27,844	26,523
Other expenses	1,460	386	2,427	1,096
Early debt retirement	—	—	1,491	—
Interest and related amortization	25,547	26,490	77,964	78,478
Total expenses	206,502	197,803	601,604	573,792
Gain on sale of real estate, net	—	—	52,507	—
Income before equity in income of unconsolidated joint ventures	64,658	58,872	229,519	169,410
Equity in income of unconsolidated joint ventures	3,518	788	8,277	3,596
Consolidated net income	68,176	59,660	237,796	173,006

Income allocated to non-controlling interests – Common OP Units	(3,715)	(3,590)	(13,617)	(10,569)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$64,461	$56,070	$224,171	$162,429

Consolidated net income	$68,176	$59,660	$237,796	$173,006
Other comprehensive income (loss):
Adjustment for fair market value of swap	(257)	380	(2,798)	3,017
Consolidated comprehensive income	67,919	60,040	234,998	176,023
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,701)	(3,613)	(13,460)	(10,754)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$64,218	$56,427	$221,530	$165,261

Earnings per Common Share – Basic	$0.35	$0.31	$1.24	$0.91

Earnings per Common Share – Fully Diluted	$0.35	$0.31	$1.24	$0.91

Weighted average Common Shares outstanding – basic	181,649	178,400	180,515	177,520
Weighted average Common Shares outstanding – fully diluted	192,400	190,526	191,840	189,654

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2018	$1,792	$1,328,495	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for common stock	—	66	—	—	—	(66)	—
Issuance of common stock through exercise of options	—	53	—	—	—	—	53
Issuance of common stock through employee stock purchase plan	—	652	—	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	—	2,420
Repurchase of common stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	—	56	—
Adjustment for fair market value of swap	—	—	—	—	(931)	—	(931)
Consolidated net income	—	—	—	113,309	—	7,226	120,535
Distributions	—	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	—	(63)
Balance as of March 31, 2019	1,792	1,331,514	$—	(152,848)	1,368	75,492	1,257,318
Exchange of Common OP Units for Common Stock	10	6,425	—	—	—	(6,435)	—
Issuance of Common Stock through employee stock purchase plan	—	587	—	—	—	—	587
Issuance of Common Stock	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	2,625	—	—	—	—	2,625
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,883)	—	—	—	2,883	—
Adjustment for fair market value of swap	—	—	—	—	(1,610)	—	(1,610)
Consolidated net income	—	—	8	46,401	—	2,676	49,085
Distributions	—	—	(8)	(55,757)	—	(3,215)	(58,980)
Other	—	(870)	—	—	—	—	(870)
Balance as of June 30, 2019	1,812	1,396,707	$—	(162,204)	(242)	71,401	1,307,474
Exchange of Common OP Units for Common Stock	—	33	—	—	—	(33)	—
Issuance of Common Stock through employee stock purchase plan	—	698	—	—	—	—	698
Compensation expenses related to restricted stock and stock options	—	2,734	—	—	—	—	2,734
Adjustment for Common OP Unitholders in the Operating Partnership	—	(165)	—	—	—	165	—
Adjustment for fair market value of swap	—	—	—	—	(257)	—	(257)
Consolidated net income	—	—	—	64,461	—	3,715	68,176
Distributions	—	—	—	(55,762)	—	(3,214)	(58,976)
Other	—	(56)	—	—	—	—	(56)
Balance as of September 30, 2019	$1,812	$1,399,951	$—	$(153,505)	$(499)	$72,034	$1,319,793

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2017	$1,766	$1,241,226	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (ASC 606, Revenue Recognition)	—	—	—	(15,186)	—	—	(15,186)
Balance as of January 1, 2018	1,766	1,241,226	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for common stock	—	80	—	—	—	(80)	—
Issuance of common stock through employee stock purchase plan	—	503	—	—	—	—	503
Compensation expenses related to restricted stock and stock options	—	1,800	—	—	—	—	1,800
Adjustment for Common OP Unitholders in the Operating Partnership	—	782	—	—	—	(782)	—
Adjustment for fair market value of swap	—	—	—	—	1,873	—	1,873
Consolidated net income	—	—	—	60,222	—	3,955	64,177
Distributions	—	—	—	(48,805)	—	(3,205)	(52,010)
Other	—	(60)	—	—	—	—	(60)
Balance as of March 31, 2018	1,766	1,244,331	—	(215,749)	2,815	67,976	1,101,139
Exchange of Common OP Units for Common Stock	2	80	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	343	—	—	—	—	343
Compensation expenses related to restricted stock and stock options	—	2,741	—	—	—	—	2,741
Adjustment for Common OP Unitholders in the Operating Partnership	—	(57)	—	—	—	57	—
Adjustment for fair market value of swap	—	—	—	—	764	—	764
Consolidated net income	—	—	8	46,137	—	3,024	49,169
Distributions	—	—	(8)	(48,841)	—	(3,201)	(52,050)
Other	—	(275)	—	—	—	—	(275)
Balance as of June 30, 2018	1,768	1,247,163	—	(218,453)	3,579	67,774	1,101,831
Exchange of Common OP Units for Common Stock	2	857	—	—	—	(859)	—
Issuance of Common Stock through employee stock purchase plan	—	765	—	—	—	—	765
Issuance of Common Stock	20	78,735	—	—	—	—	78,755
Compensation expenses related to restricted stock and stock options	—	2,746	—	—	—	—	2,746
Adjustment for Common OP Unitholders in the Operating Partnership	—	(4,414)	—	—	—	4,414	—
Adjustment for fair market value of swap	—	—	—	—	380	—	380
Consolidated net income	—	—	—	56,070	—	3,590	59,660
Distributions	—	—	—	(49,360)	—	(3,161)	(52,521)
Other	—	(1,099)	—	—	—	—	(1,099)
Balance as of September 30, 2018	$1,790	$1,324,753	$—	$(211,743)	$3,959	$71,758	$1,190,517

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Consolidated net income	$237,796	$173,006
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	(52,507)	—
Early debt retirement	1,491	—
Depreciation and amortization	114,160	102,798
Amortization of loan costs	2,623	2,675
Debt premium amortization	(359)	(1,061)
Equity in income of unconsolidated joint ventures	(8,277)	(3,596)
Distributions of income from unconsolidated joint ventures	5,010	2,869
Proceeds from insurance claims, net	(1,742)	(3,353)
Compensation expense related to restricted stock and stock options	7,779	7,287
Revenue recognized from right-to-use contract upfront payments (membership upgrade sales)	(6,394)	(5,780)
Commission expense recognized related to right-to-use contracts	2,773	2,715
Long-term incentive plan compensation	(3,226)	819
Changes in assets and liabilities:
Notes receivable, net	(2,441)	(641)
Deferred commission expense	(3,418)	(3,424)
Other assets, net	1,070	16,666
Accounts payable and other liabilities	35,771	20,055
Deferred revenue – upfront payments from right-to-use contracts (membership upgrade sales)	14,609	11,969
Deferred revenue – right-to-use annual payments (membership subscriptions)	1,340	1,093
Rents and other customer payments received in advance and security deposits	3,290	665
Net cash provided by operating activities	349,348	324,762
Cash Flows From Investing Activities:
Real estate acquisitions, net	(176,296)	(131,804)
Proceeds from disposition of properties, net	77,746	—
Investment in unconsolidated joint ventures	(983)	(3,914)
Distributions of capital from unconsolidated joint ventures	5,734	168
Proceeds from insurance claims	6,689	6,615
Repayments of notes receivable	—	13,822
Capital improvements	(189,788)	(128,436)
Net cash used in investing activities	(276,898)	(243,549)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,934	1,610
Gross proceeds from the issuance of common stock	59,319	78,755
Distributions:
Common Stockholders	(160,336)	(140,850)
Common OP Unitholders	(9,891)	(9,250)
Preferred Stockholders	(8)	(8)
Principal payments and mortgage debt repayment	(107,367)	(36,308)
New mortgage notes payable financing proceeds	—	64,014
Line of Credit payoff	(120,000)	(174,000)
Line of Credit proceeds	240,000	224,000
Debt issuance and defeasance costs	(1,700)	(1,878)
Other	(989)	(1,433)
Net cash (used in) provided by financing activities	(99,038)	4,652
Net (decrease) increase in cash and restricted cash	(26,588)	85,865
Cash and restricted cash, beginning of period	68,974	35,631
Cash and restricted cash, end of period	$42,386	$121,496

	Nine Months Ended September 30,
	2019	2018
Supplemental Information:
Cash paid for interest	$76,508	$76,881
Net investment in real estate – reclassification of rental homes	$19,241	$22,973
Other assets, net – reclassification of rental homes	$(19,241)	$(22,973)

Real estate acquisitions:
Investment in real estate	$(240,324)	$(150,926)
Investment in unconsolidated joint ventures	35,789	—
Other assets, net	(1,415)	(9)
Debt assumed	19,212	9,200
Debt financed	—	8,786
Other liabilities	10,442	1,145
Real estate acquisitions, net	$(176,296)	$(131,804)

Real estate dispositions:
Investment in real estate	$35,572	$—
Notes receivable, net	295	—
Other assets, net	97	—
Mortgage notes payable, net	(11,175)	—
Other liabilities	450	—
Gain on sale of real estate, net	52,507	—
Real estate dispositions, net	$77,746	$—

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
Our Properties are owned primarily by the Operating Partnership and managed internally by wholly-owned affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.6% interest as of September 30, 2019. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
On October 15, 2019, we effected a two-for-one stock split of our common stock. Pursuant to the anti-dilution provision in the Operating Partnership's Agreement of Limited Partnership, the stock split also affected the common Operating Partnership units ("OP units"). All shares of common stock and common OP units and per share data in the accompanying consolidated financial statements and notes, for all periods presented, have been adjusted to reflect the stock split.

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
As a lessor, we adopted the practical expedient that allowed us not to separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and as our leases qualify as operating

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

leases, we accounted for and presented rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income for 2019 and 2018. In addition, the new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental income prospectively starting from January 1, 2019. For 2018, the credit loss related to the collectability of lease receivables was recognized in the line item Property operating and maintenance and was not significant. The guidance regarding capitalization of leasing costs did not have any effect on our consolidated financial statements.
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
In June 2016, the FASB issued (“ASU 2016-13”) Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The majority of our revenue follows the lease accounting guidance and is not within the scope of this standard. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements and related disclosures.
(c)    Revenue Recognition
We account for certain revenue streams in accordance with Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers. Right-to-use contracts (also referred to as membership subscriptions), provide our customers access to specific Properties for limited stays at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties is provided. Right-to-use upgrade contracts grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(d)    Restricted Cash
As of September 30, 2019 and December 31, 2018, restricted cash consists of $30.2 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

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

(amounts in thousands)	As of September 30, 2019
2019	$30,435
2020	120,923
2021	65,667
2022	35,372
2023	20,101
Thereafter	86,665
Total	$359,163

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2026. For the quarters ended September 30, 2019 and 2018, total operating lease payments were $2.3 million and $2.1 million, respectively. For the nine months ended September 30, 2019 and 2018, total operating lease payments were $6.9 million and $6.2 million, respectively.
The following table summarizes our future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases:

(amounts in thousands)	As of September 30, 2019	As of December 31, 2018
2019	$1,575	$4,921
2020	4,918	4,801
2021	4,296	4,179
2022	2,220	2,103
2023	1070	953
Thereafter	6,294	5,054
Total undiscounted rental payments	20,373	22,011
Less imputed interest	(3,157)	(3,289)
Total lease liabilities	$17,216	$18,722

ROU assets and lease liabilities from our operating leases included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets were $16.0 million and $17.2 million, respectively, as of September 30, 2019. The weighted average remaining lease term for our operating leases was 7 years and the weighted average incremental borrowing rate was 4.4% at September 30, 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share, as adjusted for the stock split, for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available for Common Stockholders – Basic	$64,461	$56,070	$224,171	$162,429
Amounts allocated to dilutive securities	3,715	3,590	13,617	10,569
Net income available for Common Stockholders – Fully Diluted	$68,176	$59,660	$237,788	$172,998
Denominator:
Weighted average Common Shares outstanding – Basic	181,649	178,400	180,515	177,520
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,496	11,542	11,084	11,618
Restricted stock and stock options	255	584	241	516
Weighted average Common Shares outstanding – Fully Diluted	192,400	190,526	191,840	189,654

Earnings per Common Share – Basic	$0.35	$0.31	$1.24	$0.91

Earnings per Common Share – Fully Diluted	$0.35	$0.31	$1.24	$0.91

Note 5 – Common Stock and Other Equity Related Transactions

Increase in Authorized Shares

On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares.
Two-for-One Common Stock Split
On October 15, 2019, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record as of October 1, 2019.
Common Stockholder Distribution Activity
The following quarterly distributions, as adjusted for the stock split, have been declared and paid to Common Stockholders and the Common OP Unit holders since January 1, 2018.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.2750	March 31, 2018	March 30, 2018	April 13, 2018
$0.2750	June 30, 2018	June 29, 2018	July 13, 2018
$0.2750	September 30, 2018	September 28, 2018	October 12, 2018
$0.2750	December 31, 2018	December 28, 2018	January 11, 2019
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019

Equity Offering Program
On October 26, 2018, we entered into our current at-the-market ("ATM") equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of September 30, 2019, we have $140.7 million of common stock available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Common Stock and Other Equity Related Transactions (continued)

The following table presents the shares that were issued under the current ATM equity offering program during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(amounts in thousands, except stock data (as adjusted for the stock split))	2019	2018
Shares of Common Stock sold	1,010,472	1,722.282
Weighted average price	$58.71	$45.73
Total gross proceeds	$59,319	$78,755
Commissions paid to sales agents	$771	$1,028

Exchanges
Subject to certain limitations, Common OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2019, 995,550 OP Units were exchanged for an equal number of shares of Common Stock. During the nine months ended September 30, 2018, 175,436 OP Units were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture that owned 11 marinas for a purchase price of approximately $49.0 million. As part of the acquisition, we also funded the joint venture's repayment of its non-transferable debt of approximately $72.0 million. The transaction was funded with proceeds from our unsecured line of credit. Following the consummation of the transaction, we own 100% of the marinas.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2019 and December 31, 2018, respectively):

					Investment as of		Income/(Loss) for Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018
Meadows	Various (2,2)	1,077	50%		$246	$346	$1,200	$1,252
Lakeshore	Florida (3,3)	720	(b)		2,553	2,263	183	(62)
Voyager	Arizona (1,1)	1,801	50%	(c)	863	3,135	2,938	866
Loggerhead	Florida	2,343	49%	(d)	—	35,789	3,501	1,089
ECHO JV	Various	—	50%		16,677	16,222	455	451
		5,941			$20,339	$57,755	$8,277	$3,596
_____________________

(a)	The percentages shown approximate our economic interest as of September 30, 2019 (see note (d) below on Loggerhead). Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest and Crosswinds joint venture in which we own a 49% interest.

(c)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing the Property.

(d)	On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture (see Note 6. Investment in Real Estate). Loggerhead sites represent marina slip count.
We recognized approximately $10.7 million and $3.0 million of income from distributions from our unconsolidated joint ventures for the nine months ended September 30, 2019 and 2018, respectively. Approximately $3.2 million and $0.1 million of the distributions exceeded our basis in unconsolidated joint ventures for the nine months ended September 30, 2019 and September 30, 2018, respectively, and as such were recorded as income from unconsolidated joint ventures.

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
In connection with the acquisitions that closed during the nine months ended September 30, 2019, we assumed mortgage debt of $18.6 million, excluding mortgage note premium of $0.6 million. These loans carry a weighted average interest rate of 5.4% per annum and mature between 2022 and 2024.
2018 Activity
During the nine months ended September 30, 2018, we closed on one loan, secured by two RV communities, for gross proceeds of approximately $64.0 million. The loan carries an interest rate of 4.8% per annum and matures in 2038.
In connection with the Serendipity acquisition that closed during the nine months ended September 30, 2018, we assumed a loan of approximately $9.2 million and obtained additional financing of $8.8 million for total mortgage debt, secured by the MH community, of $18.0 million. These loans carry a weighted average interest rate of 4.8% and mature in 2039.
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Borrowing Arrangements (continued)

	As of September 30, 2019		As of December 31, 2018
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,285,061	$2,086,202	$2,164,563	$2,174,715

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of September 30, 2019, was approximately 4.5% per annum. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2020 to 2041. The debt encumbered a total of 116 and 118 of our Properties as of September 30, 2019 and December 31, 2018, respectively, and the carrying value of such Properties was approximately $2,488.9 million and $2,489.8 million, as of September 30, 2019 and December 31, 2018, respectively.
Unsecured Line of Credit
During the nine months ended September 30, 2019, we paid off and borrowed amounts on our unsecured Line of Credit ("LOC"), leaving a balance of $120.0 million outstanding as of September 30, 2019. As of September 30, 2019, our LOC has a remaining borrowing capacity of $280.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions.
As of September 30, 2019, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. In connection with our $200.0 million senior unsecured term loan (the “Term Loan”), which has an interest rate of LIBOR plus 1.20% to 1.90% per annum, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum and matures on November 1, 2020. Based on the leverage as of September 30, 2019, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2019	2018
Interest Rate Swap	Other assets, net	$—	$2,299
Interest Rate Swap	Accounts payable and other liabilities	$499	$—

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2019	2018	(amounts in thousands)	2019	2018
Interest Rate Swap	$1,957	$(3,044)	Interest Expense	$(841)	$(28)

During the next twelve months through September 30, 2020, we estimate that an additional $0.4 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 – Derivative Instruments and Hedging Activities (continued)

no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2019, we did not post any collateral related to this agreement.

Note 10 – Equity Incentive Awards
Shares data below has been adjusted to reflect the stock split.
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. During the quarter ended March 31, 2019, 122,400 shares of restricted stock (adjusted for the stock split) were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2020, January 29, 2021, and January 31, 2022, respectively, and have a grant date fair value of $3.2 million. The remaining 50% are performance-based awards, and are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 20,402 shares of restricted stock (adjusted for the stock split) awarded in 2019 subject to 2019 performance goals have a grant date fair value of $1.1 million. Additionally, 23,422 shares of restricted stock (adjusted for the stock split) awarded in 2018 subject to 2019 performance goals have a grant date fair value of $1.3 million.
During the quarter ended June 30, 2019, we awarded to certain members of our Board of Directors 70,862 shares of restricted stock at a fair value of approximately $4.1 million. These shares are time-based awards subject to various vesting dates between October 30, 2019 and April 30, 2022.
Compensation expense related to restricted stock and stock options, reported in General and administrative on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2019 and 2018, was $2.7 million and $2.7 million, respectively, and for the nine months ended September 30, 2019 and 2018, was approximately $7.8 million and $7.3 million, respectively.

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
All revenues were from external customers and there was no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2019 or 2018.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2019 and 2018:
Quarter Ended September 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$249,632	$12,668	$262,300
Operations expenses	(122,683)	(11,070)	(133,753)
Income from segment operations	126,949	1,598	128,547
Interest income	985	840	1,825
Depreciation and amortization	(34,273)	(2,759)	(37,032)
Income (loss) from operations	$93,661	$(321)	$93,340
Reconciliation to consolidated net income:
Corporate interest income			$6
Income from other investments, net			7,029
General and administrative			(8,710)
Other expenses			(1,460)
Interest and related amortization			(25,547)
Equity in income of unconsolidated joint ventures			3,518
Consolidated net income			$68,176

Total assets	$3,871,379	$266,092	$4,137,471
Capital improvements	$26,000	$42,344	$68,344

Quarter Ended September 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$236,204	$13,204	$249,408
Operations expenses	(114,384)	(12,747)	(127,131)
Income from segment operations	121,820	457	122,277
Interest income	863	978	1,841
Depreciation and amortization	(32,549)	(2,431)	(34,980)
Income (loss) from operations	$90,134	$(996)	$89,138
Reconciliation to consolidated net income:
Corporate interest income			$5
Income from other investments, net			5,421
General and administrative			(8,816)
Other expenses			(386)
Interest and related amortization			(26,490)
Equity in income of unconsolidated joint ventures			788
Consolidated net income			$59,660

Total assets	$3,630,136	$224,901	$3,855,037
Capital improvements	$21,722	$25,339	$47,061

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Reportable Segments (continued)

Nine Months Ended September 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$729,496	$34,841	$764,337
Operations expenses	(348,546)	(30,547)	(379,093)
Income from segment operations	380,950	4,294	385,244
Interest income	2,829	2,535	5,364
Depreciation and amortization	(105,013)	(7,772)	(112,785)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$331,273	$(943)	$330,330
Reconciliation to consolidated net income:
Corporate interest income			$21
Income from other investments, net			8,894
General and administrative			(27,844)
Other expenses			(2,427)
Interest and related amortization			(77,964)
Equity in income of unconsolidated joint ventures			8,277
Early debt retirement			(1,491)
Consolidated net income			$237,796

Total assets	$3,871,379	$266,092	$4,137,471
Capital improvements	$78,907	$110,881	$189,788

Nine Months Ended September 30, 2018

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$689,387	$38,383	$727,770
Operations expenses	(329,942)	(36,054)	(365,996)
Income from segment operations	359,445	2,329	361,774
Interest income	2,494	2,918	5,412
Depreciation and amortization	(94,377)	(7,322)	(101,699)
Income (loss) from operations	$267,562	$(2,075)	$265,487
Reconciliation to consolidated net income:
Corporate interest income			$246
Income from other investments, net			9,774
General and administrative			(26,523)
Other expenses			(1,096)
Interest and related amortization			(78,478)
Equity in income of unconsolidated joint venture			3,596
Consolidated net income			$173,006

Total assets	$3,630,136	$224,901	$3,855,037
Capital Improvements	$69,591	$58,845	$128,436

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Revenues:
Rental income	$221,306	$207,595	$649,663	$606,667
Right-to-use annual payments (membership subscriptions)	13,150	12,206	38,052	35,616
Right-to-use contracts current period, gross (membership upgrade sales)	5,730	4,863	14,609	11,969
Right-to-use contract upfront payments, deferred, net	(3,530)	(2,883)	(8,213)	(6,189)
Other income	11,263	13,419	31,898	38,991
Ancillary services revenues, net	1,713	1,004	3,487	2,333
Total property operations revenues	249,632	236,204	729,496	689,387
Expenses:
Property operating and maintenance	89,162	84,445	249,482	239,444
Real estate taxes	15,166	13,240	45,596	40,815
Sales and marketing, gross	4,063	3,568	11,686	9,685
Right-to-use contract commissions, deferred, net	(313)	(458)	(893)	(744)
Property management	14,605	13,589	42,675	40,742
Total property operations expenses	122,683	114,384	348,546	329,942
Income from property operations segment	$126,949	$121,820	$380,950	$359,445

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Revenues:
Rental income (a)	$3,810	$3,507	$11,026	$10,583
Gross revenue from home sales	8,438	9,339	22,738	26,753
Brokered resale revenues, net	420	358	1,077	1,009
Ancillary services revenues, net	—	—	—	38
Total revenues	12,668	13,204	34,841	38,383
Expenses:
Property operating and maintenance	1,603	1,904	4,099	4,957
Cost of home sales	8,434	9,742	23,230	27,948
Home selling expenses	1,033	1,101	3,218	3,149
Total expenses	11,070	12,747	30,547	36,054
Income from home sales and rentals operations segment	$1,598	$457	$4,294	$2,329
______________________

(a)	Segment information includes income related to rental homes. Income related to Site rent on rental homes is included within property operations.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of September 30, 2019, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 156,081 Sites. These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We believe that demand from baby boomers for manufactured housing and RV communities will continue to outpace supply for several years. In addition, exposure to the Millennial and Generation X demographic will contribute to our future long-term customer pipeline as the Millennials currently represent 26% of RV buyers and Millennials and Generation X combined represent more than half of RV buyers. We believe these individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been few new communities developed in our target geographic markets. We believe it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
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

We generate the majority of our revenue from customers renting our individual developed areas ("Sites"), or entering into right-to-use contracts (also referred to as membership subscriptions), which provide our customers access to specific Properties for limited stays. Our MH community Sites and annual RV community Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also generate revenue from customers renting our marina slips. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2019
Community Sites	72,100
Resort Sites:
Annual	30,400
Seasonal	11,300
Transient	12,100
Marina slips (1)	2,300
Right-to-use Membership (2)	24,300
Joint Ventures (3)	3,600
156,100
_________________________

(1)	On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture.

(2)
Primarily utilized to service the approximately 117,600 membership customers who have entered into right-to-use contracts (membership subscriptions). Includes approximately 5,900 Sites rented on an annual basis.

(3)	Includes approximately 2,700 annual Sites, 400 seasonal Sites and 500 transient Sites.

In our Home Sales and Rentals Operations business, our revenue streams include home sales, home rentals, brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing factory-built homes that are located in Properties owned and managed by us. We selectively consider rental opportunities in our communities, as we believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). We offer home sale brokerage services to residents of our Properties who move from a Property but do not relocate their home. In addition, we operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
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
Results Overview
For the quarter ended September 30, 2019, Net income available for Common Stockholders increased $8.4 million, or $0.04 per fully diluted Common Share, to $64.5 million, or $0.35 per fully diluted Common Share, compared to $56.1 million, or $0.31 per fully diluted Common Share, for the same period in 2018. For the nine months ended September 30, 2019, Net income available for Common Stockholders increased $61.8 million, or $0.33 per fully diluted Common Share, to $224.2 million, or $1.24 per fully diluted Common Share, compared to $162.4 million, or $0.91 per fully diluted Common Share, for the same period in 2018.
For the quarter ended September 30, 2019, FFO available for Common Stock and OP Unit holders increased $10.9 million, or $0.05 per fully diluted Common Share, to $108.6 million, or $0.56 per fully diluted Common Share, compared to $97.7 million, or $0.51 per fully diluted Common Share, for the same period in 2018. For the nine months ended September 30, 2019, FFO available for Common Stock and OP Unit holders increased $24.9 million, or $0.12 per fully diluted Common Share, to $306.4 million or $1.60 per fully diluted Common Share, compared to $281.5 million or $1.48 per fully diluted Common Share, for the same period in 2018.
For the quarter ended September 30, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $8.8 million, or $0.04 per fully diluted Common Share, to $102.7 million, or $0.53 per fully diluted Common Share, compared to $93.9 million, or $0.49 per fully diluted Common Share, for the same period in 2018. For the nine months ended September

Management's Discussion and Analysis (continued)

30, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $26.7 million, or $0.13 per fully diluted Common Share, to $302.3 million, or $1.58 per fully diluted Common Share, compared to $275.6 million, or $1.45 per fully diluted Common Share, for the same period in 2018.
For the quarter ended September 30, 2019, our Core Portfolio property operating revenues, excluding deferrals, increased 4.8% and property operating expenses, excluding deferrals and property management, increased 4.4%, from the same period in 2018, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.1% compared to the same period in 2018. For the nine months ended September 30, 2019, our Core Portfolio property operating revenues, excluding deferrals, increased 4.6% and property operating expenses, excluding deferrals and property management, increased 3.8% from the same period in 2018, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.1% compared to the same period in 2018.
We focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio over the long term. There may be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to home owners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.4% for the quarter ended September 30, 2019, compared to 95.4% for the quarter ended June 30, 2019 and 95.0% for the quarter ended September 30, 2018. As of September 30, 2019, our Core Portfolio occupancy increased 58 Sites with an increase in homeowner occupancy of 85 Sites compared to occupancy as of June 30, 2019. By comparison, as of September 30, 2018, our Core Portfolio occupancy increased 70 Sites with an increase in homeowner occupancy of 139 Sites. Additionally, for both the quarter and nine months ended September 30, 2019, we have experienced rental rate increases, contributing to a growth of 4.7% and 4.6%, respectively, in community base rent compared to the same periods in 2018.
We continue to grow RV rental income in our Core Portfolio as a result of our ability to increase rates and occupancy. RV rental income in our Core Portfolio for the quarter ended September 30, 2019 was 4.5% higher than the same period in 2018. Annual, seasonal and transient rental income for the quarter ended September 30, 2019 increased 6.2%, 3.9% and 1.8%, respectively. RV rental income in our Core Portfolio for the nine months ended September 30, 2019 was 4.3% higher than the same period in 2018. Annual, seasonal and transient rental income for the nine months ended September 30, 2019 increased 6.1%, 3.2% and 0.5%, respectively.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. We sold approximately 5,900 and 16,200 Thousand Trails camping passes for the quarter and the nine months ended September 30, 2019, respectively, an increase in sales of 9.5% and 12.4% over the same periods in 2018. In addition, we sold 859 membership upgrades for the quarter ended September 30, 2019, an increase of 10.0% over the same period in 2018 and 2,242 membership upgrades for the nine months ended September 30, 2019, an increase of 12.8% over the same period in 2018. Our customers are increasingly choosing self-service options to complete their transactions with us. For the quarter ended September 30, 2019, our total Core RV rental income booked through our website increased 19% and our sales of online camping passes increased approximately 25% compared to the same period in 2018.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 128 new home sales for the quarter ended September 30, 2019 compared to 141 for the same period in 2018. The decline in new home sales compared to the quarter ended September 30, 2018 was primarily due to timing of the availability of home inventory ready for sale. We closed on 336 new home sales for the nine months ended September 30, 2019 compared to 417 for the same period in 2018. Compared to the nine months ended in September 30, 2018, the decline in new home sales was primarily due to certain areas of our portfolio reaching historically high occupancy levels. We continue to believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future.
As of September 30, 2019, we had 3,986 occupied rental homes in our Core MH communities, including 294 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.3 million for the quarter ended September 30, 2019 and $6.7 million for the quarter ended September 30, 2018. Approximately $7.8 million and $7.6 million of rental operations revenue related to Site rental was included within community base rental income in our Core Portfolio for the quarters ended September 30, 2019 and 2018, respectively. Our Core Portfolio income from rental operations, net of depreciation, was $22.5 million for the nine months ended September 30, 2019 and $21.4 million for the nine months ended September 30, 2018. Approximately $23.4 million and $23.3 million of rental operations revenue related to Site rental was included in community base rental income in our Core Portfolio for the nine months ended September 30, 2019 and 2018, respectively.
Our gross investment in real estate increased approximately $404.3 million to $5,677.8 million as of September 30, 2019 from $5,273.5 million as of December 31, 2018, primarily due to new acquisitions and capital expenditures.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2018 through September 30, 2019 and Sites added through expansion opportunities at our existing Properties.

Property	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2018 (1)				151,323
Acquisitions:
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Timber Creek RV Resort	Westerly, Rhode Island	RV	November 20, 2018	364
Palm Lake	Riviera Beach, Florida	MH	December 13, 2018	915
King Nummy Trail Campground	Cape May Court House, New Jersey	RV	December 20, 2018	313
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added in 2018				419
Sites added in 2019				460

Site Reconfigured, net				16

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of September 30, 2019				156,081
______________________
(1) Includes the Loggerhead marina slip count.

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

Management's Discussion and Analysis (continued)

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

Management's Discussion and Analysis (continued)

The following table reconciles Net income available for Common Stockholders to income from property operations:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Computation of Income from Property Operations:
Net income available for Common Stockholders	$64,461	$56,070	$224,171	$162,429
Redeemable preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	3,715	3,590	13,617	10,569
Equity in income of unconsolidated joint ventures	(3,518)	(788)	(8,277)	(3,596)
Income before equity in income of unconsolidated joint ventures	64,658	58,872	229,519	169,410
Gain on sale of real estate, net	—	—	(52,507)	—
Total other expenses, net	63,889	63,405	208,232	192,364
Loss/(Income) from home sales operations and other	(1,104)	142	(854)	964
Income from property operations	$127,443	$122,419	$384,390	$362,738

The following table presents a calculation of FFO and Normalized FFO available for Common Stock and OP Unit holders:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$64,461	$56,070	$224,171	$162,429
Income allocated to non-controlling interests – Common OP Units	3,715	3,590	13,617	10,569
Right-to-use contract upfront payments, deferred, net	3,530	2,883	8,213	6,189
Right-to-use contract commissions, deferred, net	(313)	(458)	(893)	(744)
Depreciation and amortization	37,032	34,980	112,785	101,699
Depreciation on unconsolidated joint ventures	174	651	1,047	1,390
Gain on sale of real estate, net	—	—	(52,507)	—
FFO available for Common Stock and OP Unit holders	108,599	97,716	306,433	281,532
Early debt retirement	—	—	2,085	—
Insurance proceeds due to catastrophic weather event (1)	(5,856)	(3,833)	(6,205)	(5,925)
Normalized FFO available for Common Stock and OP Unit holders	$102,743	$93,883	$302,313	$275,607
Weighted average Common Shares outstanding – Fully Diluted (2)	192,400	190,526	191,840	189,654
______________________
(1) Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.
(2) Adjusted for the stock split.

Management's Discussion and Analysis (continued)

Results of Operations

Comparison of the Quarter Ended September 30, 2019 to the Quarter Ended September 30, 2018
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the quarters ended September 30, 2019 and 2018. Growth percentages exclude the impact of GAAP deferrals of upfront payments from membership upgrade sales and related commissions.

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Community base rental income	$133,757	$126,889	$6,868	5.4%	$137,596	$130,746	$6,850	5.2%
Rental home income	3,800	3,209	591	18.4%	3,810	3,507	303	8.6%
Resort base rental income	65,527	62,681	2,846	4.5%	71,665	64,351	7,314	11.4%
Right-to-use annual payments (membership subscriptions)	13,140	12,206	934	7.7%	13,150	12,206	944	7.7%
Right-to-use contracts current period, gross (membership upgrade sales)	5,730	4,863	867	17.8%	5,730	4,863	867	17.8%
Utility and other income	23,355	24,261	(906)	(3.7)%	24,252	25,917	(1,665)	(6.4)%
Property operating revenues, excluding deferrals	245,309	234,109	11,200	4.8%	256,203	241,590	14,613	6.0%

Property operating and maintenance	84,937	81,933	3,004	3.7%	90,106	84,445	5,661	6.7%
Real estate taxes	14,257	13,182	1,075	8.2%	15,166	13,240	1,926	14.5%
Rental home operating and maintenance	1,602	1,795	(193)	(10.8)%	1,603	1,904	(301)	(15.8)%
Sales and marketing, gross	4,061	3,567	494	13.8%	4,063	3,568	495	13.9%
Property operating expenses, excluding deferrals and property management	104,857	100,477	4,380	4.4%	110,938	103,157	7,781	7.5%
Income from property operations, excluding deferrals and property management	140,452	133,632	6,820	5.1%	145,265	138,433	6,832	4.9%
Property management	14,605	13,587	1,018	7.5%	14,605	13,589	1,016	7.5%
Income from property operations, excluding deferrals	125,847	120,045	5,802	4.8%	130,660	124,844	5,816	4.7%
Right-to-use contracts, deferred and sales and marketing, deferred, net	3,217	2,425	792	32.7%	3,217	2,425	792	32.7%
Income from property operations (1)	$122,630	$117,620	$5,010	4.3%	$127,443	$122,419	$5,024	4.1%
__________________________
(1)     Non-GAAP measure. See the Results Overview section of the Management's Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total portfolio income from property operations for 2019 increased $5.0 million, or 4.1%, from 2018, primarily as a result of an increase from our Core Portfolio. The increase of $5.0 million, or 4.3%, in income from property operations from our Core Portfolio was primarily driven by higher community base rental income and resort base rental income, partially offset by higher property operating expenses.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2019 increased $6.9 million, or 5.4%, from 2018, which reflects 4.7% growth from rate increases and 0.7% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $671 in 2019 from approximately $640 in the same period in 2018. The average occupancy for our Core Portfolio increased to 95.4% in 2019 from 95.0% in the same period in 2018.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for 2019 increased $2.8 million, or 4.5%, from 2018, primarily driven by higher rental rates. Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$38,996	$36,710	$2,286	6.2%	$42,581	$37,424	$5,157	13.8%
Seasonal	4,658	4,482	176	3.9%	5,424	4,838	586	12.1%
Transient	21,873	21,489	384	1.8%	23,660	22,089	1,571	7.1%
Resort base rental income	$65,527	$62,681	$2,846	4.5%	$71,665	$64,351	$7,314	11.4%
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $4.4 million, or 4.4%, from 2018, mainly due to an increase in property operating and maintenance expenses of $3.0 million and an increase in property taxes of $1.1 million. The increase in property operating and maintenance expenses was primarily driven by an increase in repairs and maintenance of $0.8 million, an increase in utility expense of $0.6 million due to higher trash, electric and water usage and an increase in property payroll of $0.6 million. Property taxes in 2018 were lower as a result of a favorable resolution of appeals in certain states.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenues from new home sales (1)	$6,864	$7,048	$(184)	(2.6)%
Cost of new home sales (1)	6,499	6,946	(447)	(6.4)%
Gross profit from new home sales	365	102	263	257.8%

Gross revenues from used home sales	1,574	2,291	(717)	(31.3)%
Cost of used home sales	1,935	2,796	(861)	(30.8)%
Loss from used home sales	(361)	(505)	144	28.5%

Brokered resale and ancillary services revenues, net	2,133	1,362	771	56.6%
Home selling expenses	1,033	1,101	(68)	(6.2)%

Income (loss) from home sales and other	$1,104	$(142)	$1,246	877.5%

Home sales volumes
Total new home sales (2)	128	141	(13)	(9.2)%
New Home Sales Volume - ECHO JV	19	31	(12)	(38.7)%
Used home sales	198	304	(106)	(34.9)%
Brokered home resales	270	231	39	16.9%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales and other was $1.1 million for 2019 compared to a loss of $0.1 million for 2018. The increase in Income (loss) from home sales and other was due to an increase in brokered resale and ancillary services revenues, net.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$11,646	$10,818	$828	7.7%
Rental home operating and maintenance expense	1,602	1,795	(193)	(10.8)%
Income from rental operations	10,044	9,023	1,021	11.3%
Depreciation on rental homes (2)	2,720	2,286	434	19.0%
Income from rental operations, net of depreciation	$7,324	$6,737	$587	8.7%

Gross investment in new manufactured home rental units (3)	$216,185	$146,982	$69,203	47.1%
Gross investment in used manufactured home rental units	$23,371	$32,121	$(8,750)	(27.2)%

Net investment in new manufactured home rental units	$182,441	$125,499	$56,942	45.4%
Net investment in used manufactured home rental units	$10,432	$16,329	$(5,897)	(36.1)%

Number of occupied rentals – new, end of period (4)	3,073	2,622	451	17.2%
Number of occupied rentals – used, end of period	913	1,323	(410)	(31.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $7.8 million and $7.6 million of Site rental income for the quarters ended September 30, 2019 and 2018, respectively, is included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.7 million and $16.1 million as of September 30, 2019 and 2018, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 294 and 265 homes rented through our ECHO JV as of September 30, 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, in our Core Portfolio was primarily due to an increase in the number of new occupied rental units at a higher rental rate, partially offset by a decrease in the number of used occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2019	2018	Variance	% Change
Depreciation and amortization	$(37,032)	$(34,980)	$(2,052)	(5.9)%
Interest income	1,831	1,846	(15)	(0.8)%
Income from other investments, net	7,029	5,421	1,608	29.7%
General and administrative	(8,710)	(8,816)	106	1.2%
Other expenses	(1,460)	(386)	(1,074)	(278.2)%
Interest and related amortization	(25,547)	(26,490)	943	3.6%
Total other income and (expenses), net	$(63,889)	$(63,405)	$(484)	(0.8)%

Total other income and (expenses), net increased $0.5 million during 2019 compared to 2018, primarily due to an increase in depreciation and amortization and other expenses partially offset by an increase in income from other investments, net and other expenses. The increase in income from other investments, net was driven by higher insurance recovery revenue of $2.0 million for reimbursement of capital expenditures related to Hurricane Irma.
Equity in income of unconsolidated joint ventures

Equity in income of unconsolidated joint ventures increased $2.7 million from 2018 due to an increase in income recognized from distributions from our unconsolidated joint ventures.

Management's Discussion and Analysis (continued)

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2019 and 2018. Growth percentages exclude the impact of GAAP deferrals of upfront payments from membership upgrade sales and related commissions.

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Community base rental income	$397,201	$377,558	$19,643	5.2%	$409,091	$386,064	$23,027	6.0%
Rental home income	10,921	9,715	1,206	12.4%	11,026	10,583	443	4.2%
Resort base rental income	187,642	179,916	7,726	4.3%	204,830	183,836	20,994	11.4%
Right-to-use annual payments (membership subscriptions)	38,029	35,615	2,414	6.8%	38,052	35,616	2,436	6.8%
Right-to-use contracts current period, gross (membership upgrade sales)	14,609	11,972	2,637	22.0%	14,609	11,969	2,640	22.1%
Utility and other income	67,789	70,233	(2,444)	(3.5)%	70,253	75,758	(5,505)	(7.3)%
Property operating revenues, excluding deferrals	716,191	685,009	31,182	4.6%	747,861	703,826	44,035	6.3%

Property operating and maintenance	239,512	233,172	6,340	2.7%	252,095	239,444	12,651	5.3%
Real estate taxes	43,188	39,925	3,263	8.2%	45,596	40,815	4,781	11.7%
Rental home operating and maintenance	4,066	4,668	(602)	(12.9)%	4,099	4,957	(858)	(17.3)%
Sales and marketing, gross	11,688	9,685	2,003	20.7%	11,686	9,685	2,001	20.7%
Property operating expenses, excluding deferrals and property management	298,454	287,450	11,004	3.8%	313,476	294,901	18,575	6.3%
Income from property operations, excluding deferrals and property management	417,737	397,559	20,178	5.1%	434,385	408,925	25,460	6.2%
Property management	42,673	40,738	1,935	4.7%	42,675	40,742	1,933	4.7%
Income from property operations, excluding deferrals	375,064	356,821	18,243	5.1%	391,710	368,183	23,527	6.4%
Right-to-use contracts, deferred and sales and marketing, deferred, net	7,320	5,445	1,875	34.4%	7,320	5,445	1,875	34.4%
Income from property operations (1)	$367,744	$351,376	$16,368	4.7%	$384,390	$362,738	$21,652	6.0%
__________________________
(1)     Non-GAAP measure. See the Results Overview section of the Management's Discussion and Analysis for Non-GAAP Financial Measure Definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total Portfolio income from property operations for 2019 increased $21.7 million, or 6.0%, from 2018, primarily as a result of an increase of $16.4 million, or 4.7%, from our Core Portfolio and an increase of $5.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to an increase in community base rental income and resort base rental income, partially offset by an increase in property operating expenses. The increase in income from property operations from our Non-Core Portfolio was driven by acquisition properties partially offset by the sale of five all-age MH communities located in Indiana and Michigan during the first quarter of 2019.
Property Operating Revenues
Community base rental income in our Core Portfolio for 2019 increased $19.6 million, or 5.2%, from 2018, which reflects 4.6% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $665 in 2019 from approximately $636 in 2018. The average occupancy for the Core Portfolio increased to 95.3% in 2019 from 94.9% in the same period in 2018.

Management's Discussion and Analysis (continued)

Resort base rental income in our Core Portfolio for 2019 increased $7.7 million, or 4.3%, from 2018, primarily driven by higher rental rates. Resort base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$114,602	$107,983	$6,619	6.1%	$122,455	$109,175	$13,280	12.2%
Seasonal	28,977	28,079	898	3.2%	32,222	29,067	3,155	10.9%
Transient	44,063	43,854	209	0.5%	50,153	45,594	4,559	10.0%
Resort base rental income	$187,642	$179,916	$7,726	4.3%	$204,830	$183,836	$20,994	11.4%
Property Operating Expenses

Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $11.0 million, or 3.8%, from 2018, mainly due to an increase in property operating and maintenance expenses of $6.3 million and an increase in property taxes of $3.3 million. The increase in property operating and maintenance expenses was primarily driven by an increase in insurance expense of $2.4 million, an increase in property payroll of $2.3 million as a result of salary increases and an increase in utility expense of $1.4 million due to higher electric and trash expenses in California and the South. Property taxes in 2018 were lower as a result of a favorable resolution of appeals in certain states.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenues from new home sales (1)	$17,492	$20,643	$(3,151)	(15.3)%
Cost of new home sales (1)	16,877	20,256	(3,379)	(16.7)%
Gross profit from new home sales	615	387	228	58.9%

Gross revenues from used home sales	5,246	6,110	(864)	(14.1)%
Cost of used home sales	6,353	7,692	(1,339)	(17.4)%
Loss from used home sales	(1,107)	(1,582)	475	30.0%

Brokered resale and ancillary services revenues, net	4,564	3,380	1,184	35.0%
Home selling expenses	3,218	3,149	69	2.2%

Income (loss) from home sales and other	$854	$(964)	$1,818	188.6%

Home sales volumes
Total new home sales (2)	336	417	(81)	(19.4)%
New Home Sales Volume - ECHO JV	50	74	(24)	(32.4)%
Used home sales	627	842	(215)	(25.5)%
Brokered home resales	675	677	(2)	(0.3)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales and other was $0.9 million for 2019 compared to a loss of $1.0 million for 2018. The increase in Income (loss) from home sales and other was primarily due to an increase in brokered resale ancillary services revenues, net.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$34,279	$32,970	$1,309	4.0%
Rental home operating and maintenance expense	4,066	4,668	(602)	(12.9)%
Income from rental operations	30,213	28,302	1,911	6.8%
Depreciation on rental homes (2)	7,677	$6,890	787	11.4%
Income from rental operations, net of depreciation	$22,536	$21,412	$1,124	5.2%

Gross investment in new manufactured home rental units (3)	$216,185	$146,982	$69,203	47.1%
Gross investment in used manufactured home rental units	$23,371	$32,121	$(8,750)	(27.2)%

Net investment in new manufactured home rental units	$182,441	$125,499	$56,942	45.4%
Net investment in used manufactured home rental units	$10,432	$16,329	$(5,897)	(36.1)%

Number of occupied rentals – new, end of period (4)	3,073	2,622	451	17.2%
Number of occupied rentals – used, end of period	913	1,323	(410)	(31.0)%
______________________

(1)
Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $23.4 million and $23.3 million of Site rental income for the nine months ended September 30, 2019 and 2018, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)
Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.7 million and $16.1 million as of September 30, 2019 and 2018, respectively.

(4)	Occupied rentals as of the end of the period in our Core Portfolio and includes 294 and 265 homes rented through our ECHO JV as of September 30, 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, in our Core Portfolio was primarily due to an increase in the number of new occupied rental units at a higher rental rate, partially offset by a decrease in the number of used occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net.

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2019	2018	Variance	% Change
Depreciation and amortization	$(112,785)	$(101,699)	$(11,086)	(10.9)%
Interest income	5,385	5,658	(273)	(4.8)%
Income from other investments, net	8,894	9,774	(880)	(9.0)%
General and administrative	(27,844)	(26,523)	(1,321)	(5.0)%
Other expenses	(2,427)	(1,096)	(1,331)	(121.4)%
Early debt retirement	(1,491)	—	(1,491)	—%
Interest and related amortization	(77,964)	(78,478)	514	0.7%
Total other income and (expenses), net	$(208,232)	$(192,364)	$(15,868)	(8.2)%

Total other income and (expenses), net increased $15.9 million during 2019 compared to 2018, primarily due to an increase in depreciation and amortization and other expenses. Additionally, we incurred $1.5 million of early debt retirement costs in 2019.

Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.

Management's Discussion and Analysis (continued)

Equity in income of unconsolidated joint ventures

Equity in income of unconsolidated joint ventures increased $4.7 million from 2018 due to an increase in income recognized from distributions from our unconsolidated joint ventures.

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
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of September 30, 2019, we have $140.7 million of common stock available for issuance.
On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares. As of September 30, 2019, we have available liquidity in the form of approximately 217.9 million shares of authorized and unissued common stock and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, mainly through available cash as well as net cash provided by operating activities. As of September 30, 2019, our LOC has a remaining borrowing capacity of $280.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
As part of our Unsecured Credit Facility, our LOC arrangement will mature prior to the expected discontinuation of LIBOR subsequent to 2021 and our $200.0 million term loan is scheduled to mature in April 2023. We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition and as it pertains to new arrangements to be entered in the future. Given over 80% of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
We expect to meet certain long-term liquidity requirements, including scheduled debt maturities, property acquisitions and capital improvements by use of our long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or additional equity securities. We have no debt maturing in 2019 and approximately $48.6 million of scheduled debt matures in 2020 (excluding scheduled principal payments on debt maturing in 2020 and beyond).
For information regarding our debt activities and related borrowing arrangements, see Item 1. Financial Statements—Note 8. Borrowing Arrangements.

Management's Discussion and Analysis (continued)

The table below summarizes our cash flow activity:

	Nine Months Ended September 30,
(amounts in thousands)	2019	2018
Net cash provided by operating activities	$349,348	$324,762
Net cash used in investing activities	(276,898)	(243,549)
Net cash (used in) provided by financing activities	(99,038)	4,652
Net (decrease) increase in cash and restricted cash	$(26,588)	$85,865
Operating Activities
Net cash provided by operating activities increased $24.6 million to $349.3 million for the nine months ended September 30, 2019 from $324.8 million for the nine months ended September 30, 2018. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $21.7 million and an increase in rents and other customer payments received in advance and security deposits of $2.6 million. The increase in accounts payable and other liabilities was mostly offset by the decrease in other assets, net.
Investing Activities
Net cash used in investing activities was $276.9 million for the nine months ended September 30, 2019 compared to $243.5 million for the nine months ended September 30, 2018. The increase in net cash used in investing activities was primarily due to an increase in capital improvements of $61.4 million and an increase in real estate acquisitions of $44.5 million. The net cash used in investing activities were partially offset by proceeds received of $77.7 million as a result of the sale of five MH properties during the first quarter of 2019 and higher distributions of capital from unconsolidated joint ventures of $5.6 million.
Capital Improvements
The table below summarizes capital improvement activities:

	Nine Months Ended September 30,
(amounts in thousands)	2019	2018
Recurring capital expenditures (1)	$37,271	$32,965
Property upgrades and development(2)	40,429	35,200
New home investments (3)(4)	108,845	56,182
Used home investments (4)	2,036	2,663
Total property	188,581	127,010
Corporate	1,207	1,426
Total capital improvements	$189,788	$128,436
______________________

(1)	Recurring capital expenditures are primarily comprised of common area improvements, furniture and mechanical improvements.

(2)	Includes $2.5 million and $12.3 million of restoration and improvement capital expenditures related to Hurricane Irma for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Excludes new home investment associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.

Financing Activities
Net cash used in financing activities was $99.0 million for the nine months ended September 30, 2019 and $4.7 million for the nine months ended September 30, 2018. The increase in cash used in financing activities was primarily due to an increase in debt repayments and distributions paid of $71.1 million and $20.1 million, respectively, for the nine months ended September 30, 2019 as compared to the same period in 2018. Additionally, during the nine months ended September 30, 2019, there were lower mortgage debt proceeds of $64.0 million and lower proceeds from the sale of our common stock under our ATM equity offering program of $19.4 million compared to the same period in 2018, which were partially offset by a higher net borrowing on the LOC of $70.0 million.

Management's Discussion and Analysis (continued)

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
Off-Balance Sheet Arrangements
As of September 30, 2019, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 29, 2019	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2019	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 29, 2019	By:	/s/ Valerie Henry
Valerie Henry
Vice President, Chief Accounting Officer
(Principal Accounting Officer)