Form 10-K
period 2019-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2020-02-24
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $10,255.4 million as of June 30, 2019 based upon the closing price of $60.67 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 20, 2020, 182,129,331 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 28, 2020.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes.
We have a unique business model where we own the land upon which we provide our customers the opportunity to place factory-built homes including manufactured homes, cottages or RVs either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs and low customer turnover costs. Our portfolio is geographically diversified across highly desirable locations near retirement and vacation destinations and urban areas across the United States. We have more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States. Our Properties generally attract retirees, vacationing families, second homeowners and first-time homebuyers by providing a community experience and a lower-cost home ownership alternative.
We are one of the nation's largest real estate networks with a portfolio of 413 Properties (including joint venture Properties) consisting of 156,513 Sites located throughout 33 states in the U.S. and British Columbia in Canada as of December 31, 2019.

WA
OR
CA
NV
ID
MT
WY
UT
CO
AZ
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD

Our Properties are designed and improved for housing options of various sizes and layouts that are produced off-site by third-party manufacturers, installed and set on designated Sites within the Properties. Manufactured homes and cottages can range from approximately 400 to over 2,000 square feet. Properties may also have Sites that can accommodate a variety of RVs. We also have marinas that offer boat slip and dry storage rentals. In addition to centralized entrances, internal road systems and designated Sites, our Properties generally provide a clubhouse for social activities and recreation and other amenities, which can include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities, while others provide these services to customers from on-site facilities.
Employees and Organizational Structure
We have an annual average of approximately 4,200 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on delivering an exceptional customer experience for our residents and guests. Our property operations are managed internally by affiliates of the Operating Partnership and are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team at each Property also provides customer service and may coordinate lifestyle-oriented activities for our residents and guests. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers, who have substantial experience addressing customer needs and creating innovative approaches to maximize value for residents and guests, which we believe also creates value for our stockholders, through focused and effective property management. Complementing the field management staff are approximately 400 full-time corporate and regional employees who assist in all functions related to the management of our Properties.
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We are the general partner of the Operating Partnership. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership ("OP Units") equal to the number of shares of common stock that have been issued in such equity offerings.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), we have formed taxable REIT subsidiaries (each, a "TRS") to engage in such activities. Realty Systems, Inc. ("RSI") is our wholly-owned TRS, which owns several Properties. Additionally, RSI is engaged in the business of purchasing, selling and leasing factory-built homes located in Properties owned and managed by us. RSI also offers home sale brokerage services to our residents who may choose to sell their homes rather than relocate them when moving from a Property. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
The financial results of the Operating Partnership and Subsidiaries are included in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K.
Business Objectives and Operating Strategies
Our primary business objective is to create value for stockholders through effective management of the Properties. Our operating strategy is to own and operate the highest quality Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States. Through management of desirable Properties that provide an exceptional customer experience, we create communities valued by residents and guests while delivering value for stockholders.
We focus on Properties that have strong cash flows and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and retain customers who take pride in the Property and in their homes. Our operating, investment and financing strategies include:

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

•
Selectively acquiring properties that offer opportunities for us to add value and enhance or create property concentrations in and around retirement or vacation destinations and urban areas to capitalize on operating synergies and incremental efficiencies;

•	Selecting joint venture partners that share business objectives, growth initiatives, and risk profiles similar to ours;

•	Managing our debt balance in order to maintain financial flexibility, minimize exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and

•	Developing and maintaining relationships with various capital providers.
These business objectives and their implementation were determined by our management team and ratified by our Board of Directors and may be subject to change or amendment at any time.
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 304 Properties with over 110,500 Sites to 413 Properties with over 156,500 Sites as of December 31, 2019. During the year ended December 31, 2019, we acquired four Properties (all RV communities) with approximately 1,614 Sites. We also completed the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives. Over the last five years, we redeployed capital to Properties in markets we believe have greater long-term potential and sold five all-age MH communities located in Indiana and Michigan that were not aligned with our long-term goals.
We believe there continues to be opportunities for property acquisitions. Based on industry reports, we estimate there are approximately 50,000 manufactured home properties and approximately 8,000 RV properties (excluding government owned properties) in North America. Many of these properties are not operated by large owners/operators, and approximately 3,700 of the manufactured home properties and 1,100 of the RV properties contain 200 sites or more. We believe this relatively high degree of fragmentation provides us the opportunity to purchase additional properties. We also believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
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
Acquisitions will be financed from the most efficient available sources of capital, which may include undistributed Funds from Operations ("FFO"), issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an ownership structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
When evaluating potential acquisitions, we consider, among others, the following factors:

•	Current and projected cash flows of the property;

•	Geographic area and the type of property;

•	Replacement cost of the property, including land values, entitlements and zoning;

•	Location, construction quality, condition and design of the property;

•	Potential for capital appreciation of the property;

•	Terms of tenant leases or usage rights;

•	Opportunity to enhance the customer experience and add value through management expertise;

•	Potential for economies of scale through property concentrations;

•	Potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	Potential for expansion, including increasing the number of Sites;

•	Occupancy and demand by customers for properties of a similar type in the vicinity;

•	Prospects for liquidity through sale, financing or refinancing of the property;

•	Competition from existing properties and the potential for the construction of new properties in the area; and

•	Working capital demands.
When evaluating potential dispositions, we consider, among others, the following factors:

•	Whether the Property meets our current investment criteria;

•	Our desire to exit certain non-core markets and reallocate the capital into core markets; and

•	Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors periodically reviews the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion ("Expansion Sites") allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 125 of our Properties have potential Expansion Sites, offering approximately 5,300 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we pursue properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 26 Properties and four vacant land parcels that contain approximately 194 acres for future expansion.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 9,250 Sites in 15 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
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
At Properties zoned for RV use, we have long-term relationships with many of our seasonal and transient residents and guests, who typically enter into short-term rental agreements. Generally, these residents and guests cannot live full time on these Properties for reasons including their seasonal nature. Many of them also leave deposits to reserve a Site for the following year.
Properties operated under the Thousand Trails brand are primarily utilized to serve subscription members. Available Sites within these Properties may also be utilized by non-members. A membership subscription grants the member access to these Properties on a continuous basis of up to 14 days in exchange for an annual payment. In addition, members are eligible to upgrade their subscriptions, which increase usage rights during the membership term. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible members. Most of the subscription contracts provide for an annual dues increase, usually based on increases in the CPI.

Regulations and Insurance
General. Our Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, and regulations relating to operating water and wastewater treatment facilities at certain Properties. We believe that each Property has all material permits and approvals necessary to operate. We renew these permits and approvals in the ordinary course of business.
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2020. We have a $100.0 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquakes in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. We have separate insurance policies with respect to the 11 Florida marinas as to which we acquired the remaining interest on September 10, 2019. Those policies, which we plan to renew, expire on November 1, 2020, and the property insurance program has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Rent Control Legislation. At certain Properties, state and local rent control laws dictate the structure of rent increases and, in some cases, outline the ability to recover the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties and may purchase additional properties in markets that are either subject to rent control or in which rent related legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable, and Delaware law requires rental increases greater than the changes in the CPI to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of the CPI. As part of our effort to realize the value of Properties subject to restrictive regulations, we have initiated lawsuits at times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our residents and guests.
Membership Properties. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring us to register with a state agency and obtain a permit to market (see Item 1A. Risk Factors). At certain Properties primarily used as membership campgrounds, state statutes limit our ability to close a Property unless a reasonable substitute Property is made available for members to use.
Industry
We believe that demand for manufactured housing and RV communities will continue to outpace supply in the near future. We expect much of this demand will continue to come from baby boomers, who may seek an active RV lifestyle or a permanent retirement or vacation establishment. In addition, we expect the exposure to Millennials and Generation X will contribute to the demand, as these groups focus on affordability, prefer housing quality over size and pursue unique experiences. We believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of manufactured housing construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:

•
Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. While we have seen a moderate increase in ground-up development, primarily of RV properties, the most significant barrier continues to be the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public perception of manufactured housing, and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of profit is significant. The initial development of the infrastructure may take up to three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property.

•
Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing), resulting in no interruption of rental payments to us, and (iv) moving a factory-built home from one property to another involves substantial cost and effort.

•
Lifestyle Choice: There are currently over 1 million RV camp sites in privately owned RV parks and campgrounds in the United States per the National Association of RV Parks and Campgrounds ("ARVC"). According to the Recreational Vehicle Industry Association ("RVIA") in 2019, RV ownership has reached record levels. More than nine million households now own an RV, a 16% increase since 2011 and a 64% increase since 1980. The 73 million people born in the United States from 1946 to 1964, or "baby boomers," make up one of the largest and fastest growing segments in this market. According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old, and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2018 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 18% within the next 15 years.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.
Additionally, RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 1995, or "Millennials," over the coming years, according to the RVIA. The number of consumers between age 30 and 45 is expected to total 72 million by 2025, 13% higher than in 2015. Data collected on RV retail registrations found the share of RV ownership has increased in the younger age brackets between 2015 and 2018. RV ownership for those aged 35 to 44 increased from 18.4% in 2015 to 20.8% in 2018. For those aged 25 to 34, RV ownership increased from 5.0% in 2015 to 8.1% in 2018. The consumers most likely to purchase RVs, according to a study conducted with Nielsen in 2016 by Go RVing, a coalition of RV industry trade groups, are families searching for adventures, individuals looking for locations with natural beauty and opportunities for outdoor sports and recreation, and kid-free adult adventurers enjoying the freedom, convenience and low-cost options of RVs.

•
Construction Quality: The Department of Housing and Urban Development's ("HUD") standards for manufactured housing construction quality are the only federal standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In 1994, following the devastation left by Hurricane Andrew, HUD introduced regulations that established different wind zones across the country. As a result, any homes set in place since 1994 must be able to withstand wind speeds of 70 miles per hour in Zone 1, 100 miles per hour in Zone 2 and 110 miles per hour in Zone 3. While most of the United States is designated wind Zone 1, areas most likely to be impacted by hurricanes are either Zone 2 or Zone 3.

Although construction of cottages, which are generally smaller homes, do not come under the same HUD regulations, they are built and certified in accordance with National Fire Protection Association ("NFPA") 1192-15 and American National Standards Institute ("ANSI") A119.5 consensus standards for park model recreational vehicles and have many of the same quality features. RVIA operates a safety standards and inspection program that requires member manufacturers of all recreation vehicles, including park model RVs, to certify that each unit built complies with the requirements of the applicable standards.

•
Comparability to Site-Built Homes: Since inception, the manufactured housing industry has experienced a trend toward multi-section homes. The average current manufactured homes are approximately 1,438 square feet. Many such homes have nine-foot or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes at a fraction of the price. At our Properties, there is an active resale or rental market for these larger homes. According to the 2018 U.S. Census American Community Survey, manufactured homes represent 8.5% of single-family housing units.

•
Second Home and Vacation Home Demographics: According to 2014 National Association of Realtors ("NAR") reports, there were approximately 8.0 million vacation homes in 2013 and a typical vacation homebuyer was 43 years old. In the 2017 NAR reports, sales of second homes in 2016 accounted for 31% of residential transactions, or 1.9 million second-home sales. Additionally, 18% of vacation homebuyers plan to own their home for future retirement. According to 2018 NAR reports, of vacation homebuyers in 2018, 33% purchased in beach areas, 21% purchased on a lake front and 15% purchased in rural areas. Looking ahead, we expect continued strong demand from baby boomers and Generation X. We believe these individuals will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second-home sales and that homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•
Shipments: According to statistics compiled by the U.S. Census Bureau, manufactured home shipments to dealers increased each year from 2010 to 2018, before declining slightly in 2019. Shipments in 2019 decreased 2.1% to 94,600 units as compared to shipments of 96,600 units in 2018. According to the RVIA, wholesale shipments of RVs decreased 16.0% in 2019 to approximately 406,100 units as compared to 2018. Although RV shipments have been trending downwards, the RV market remains healthy and robust as 2019 was the fourth highest annual shipment year in the industry.

———————————————————————————————————————————

1.	Source: RVIA

2.	U.S. Census: Manufactured Homes Survey

•
Sales: Retail sales of RVs totaled approximately 411,813 in 2019, a 6.6% decrease from 2018 RV sales of 440,994 and a 2.3% decrease from 2017 RV sales of 421,436. We believe consumers are concerned about the current economy and the potential for stagnant economic conditions in the near future. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2019 is the third highest sales year for the industry. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.

•
Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. In 2013, we entered into a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties. See Item 1A. Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA

mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have positive impact on the ability of our customers to obtain chattel financing, the actual impact on us as well as the industry cannot be determined at this time. In addition, the U.S. Department of the Treasury released the Housing Reform Plan in September 2019, which outlined a plan to end the conservatorships of the government sponsored enterprises. The Housing Reform Plan could have an impact on the Plans.
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
Risks Relating to Our Operations and Real Estate Investments
The Economic Performance and Value of Our Properties Are Subject to Risks Associated with The Real Estate Industry.
The economic performance and value of our Properties could be adversely affected by various factors, many of which are outside of our control. These factors include but are not limited to the following:

•	changes in the national, regional and/or local economies;

•
the attractiveness of our Properties to customers, competition from other MH and RV communities and lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	the ability of MH and RV manufacturers to adapt to changes in the economy and the availability of units from these manufacturers;

•
the ability of our potential customers to sell or lease their existing residences in order to purchase homes or cottages at our Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the ability of our potential customers to obtain financing on the purchase of homes, cottages or RVs;

•	our ability to attract new customers and retain them for our membership subscriptions and upgrade sales business;

•	our ability to collect payments from customers and pay or control operating costs, including real estate taxes;

•	the ability of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties;

•	our ability to diversify and sell our Properties timely due to the illiquid nature of real estate investments;

•	unfavorable weather conditions, especially on holiday weekends in the spring and summer months, which are our peak business periods;

•	changes in climate and the occurrence of natural disasters or catastrophic events, including acts of war and terrorist attacks;

•	fluctuations in the exchange rate of the U.S. dollar to other currencies, primarily the Canadian dollar due to Canadian customers, who frequently visit our southern Properties;

•
changes in U.S. social, economic and political conditions, laws and governmental regulations, including policies governing rent control, property zoning, taxation, minimum wages, chattel financing, health care, foreign trade, regulatory compliance, manufacturing, development and investment; and

•	fiscal policies, instability or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy.
Changes in or the occurrence of any of these factors could adversely affect our financial condition, results of operations, market price of our common stock and our ability to make expected distributions to our stockholders or result in claims, including, but not limited to, foreclosure by a lender in the event of our inability to service our debt.
Economic Downturn in Markets with a Large Concentration of Our Properties May Adversely Affect Our Financial Condition, Results of Operations, Cash Flows and Ability to Make Distributions.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas where a substantial number of our Properties are located. As we have a large concentration of properties in certain markets, most notably Florida, California and Arizona, which comprise 43.5%, 13.3% and 9.5%, respectively, of our total property operating revenue, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates, and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions. In a recession or under other adverse economic conditions, such as during a government shutdown, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
Certain of Our Properties, Primarily Our RV Communities, are Subject to Seasonality and Cyclicality.
Some of our RV communities are used primarily by vacationers and campers. These Properties experience seasonal demand, which generally increases in the spring and summer months and decreases in the fall and winter months. As such, results for a certain quarter may not be indicative of the results of future quarters. In addition, since our RV communities are primarily used by vacationers and campers, economic cyclicality resulting in a downturn that affects discretionary spending and disposable income for leisure-time activities could adversely affect our cash flows.

Our Properties May Not Be Readily Adaptable to Other Uses.
Properties in our portfolio, including marinas and certain RV communities, are specific-use properties and may contain features or assets that have limited alternative uses. These Properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of our Properties become unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate the Property for another use, and the value of certain features or assets used at the Property, or the Property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.
Competition for Acquisitions May Result in Increased Prices for Properties and Associated Costs and Increased Costs of Financing.
Other real estate investors with significant capital may compete with us for attractive investment opportunities. Such competition could increase prices for Properties and result in increased fixed costs, including real estate taxes. To the extent we are unable to effectively compete or acquire properties on favorable terms, our ability to expand our business could be adversely affected.
New Acquisitions May Fail to Perform as Expected and the Intended Benefits May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

•	integration may prove costly or time-consuming and may divert our attention from the management of daily operations;

•	we may be unable to access capital or we may encounter difficulties, such as increases in financing costs;

•	we may incur costs and expenses associated with any undisclosed or potential liabilities;

•	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

•	expected synergies may not materialize; and

•	we may acquire properties in new markets where we face risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.

As a result of the foregoing, we may not accurately estimate or identify all costs necessary to bring an acquired Property up to standards established for our intended market position. As such, we cannot provide assurance that any acquisition we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.
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
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition, Results of Operations and Cash Flows.
We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our Properties, including the factory-built homes that are located in these Properties. As most of our residents own their homes, the replacement, repairs and refurbishment of these homes may not be within our control. In addition, there is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. The age and quality of the homes in our Properties can impact the desirability of a community and our ability to attract high quality residents and guests. To the extent that the expenditures exceed our available cash, we may need to secure new financing.
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. We have 13 Properties in our portfolio subject to ground lease agreements for land, which we do not own. Four of the 13 Properties, which generated approximately $5.4 million of income from operations for the year ended December 31, 2019, are subject to ground lease agreements with a final expiration date before 2023. See Item 8. Financial Statements and Supplementary Data—Note 16. Commitment and Contingencies.

Our Ability to Sell or Rent Manufactured Homes Could Be Impaired, Resulting in Reduced Cash Flows.
Selling and renting homes is a primary part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:

•	disruptions in the single-family housing market;

•	local conditions, such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties;

•	increased costs to acquire homes;

•	our ability to obtain an adequate supply of homes at reasonable costs from MH suppliers;

•	the ability of customers to obtain affordable financing; and

•	demographics, such as the retirement of "baby boomers", and their demand for access to our lifestyle-oriented Properties.
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. The Secure and Fair Enforcement for Mortgage Licensing Act, enacted in 2008 and effective in 2010, requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing and especially for individuals with moderate income to obtain loans to purchase manufactured housing or RVs. Homeowners' ability to obtain affordable financing could affect our ability to sell homes.
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
We have joint ventures with other investors. We currently and may continue in the future to acquire properties or make investments in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks not present with respect to our wholly owned Properties, including the following:

•
our joint venture partners may experience financial distress, become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture;

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
There is a Risk of Accidents Occurring at Our Properties Which May Negatively Impact Our Operations.
While we maintain and promote safety at our Properties, there are inherent risks associated with certain features, assets and activities at our communities. An accident or an injury at any of our communities, particularly an accident or injury involving the safety of residents and guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident or an injury at any of our communities could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our communities and negatively impact our results of operations.

Our Success Depends, in Part, on Our Ability to Attract and Retain Talented Employees.
Our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and there is no assurance that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future.
Our Business Operations are Dependent On the Effective Operation of Technology.

We rely on software and computer systems to process and store information required for our business operations. Any disruption to these systems or to third-party vendors that maintain these systems could adversely affect our business operations. While we maintain and require our vendors to maintain appropriate back-up copies of our information, transitioning to a new system or vendor can be time-consuming and disruptive. Additionally, it is important for us to explore and evolve with new developments in technology to stay competitive. For example, our consumers rely on our technology platforms to make reservations, and therefore, these user interfaces must be understandable and easy to use. It may require investment of both time and expense to implement a new system or upgrade our existing technology. Interruptions to any of the above could lead to lost revenues, interruptions in our business operations and damage to our business reputation.
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
We also own Properties in certain areas of the country where rental rates at our Properties have not increased as fast as real estate values either because of locally imposed rent control or long term leases. In such areas, certain local government entities have at times investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we anticipate exercising all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition.
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
Under the Americans with Disabilities Act ("ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Although we believe that our Properties are in compliance in all material respects with applicable requirements, noncompliance with the ADA or related laws or regulations could result in the U.S. government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors. Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such access or use.
Laws and Regulations Relating to Campground Membership Sales and Properties Could Adversely Affect the Value of Certain Properties and Our Cash Flows.
Many of the states in which we operate have laws regulating campground membership sales and properties. These laws generally require comprehensive disclosure to prospective purchasers, and usually give purchasers the right to rescind their purchase between three to five days after the date of sale. Some states have laws requiring us to register with a state agency and obtain a permit to market. We are subject to changes, from time to time, in the application or interpretation of such laws that can affect our business or the rights of our members.
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
Environmental Risks
Natural Disasters Could Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows; Climate Change Could Increase the Frequency and Severity of Natural Disasters.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2019, we owned or had an ownership interest in 413 Properties, including 133 Properties and 11 marinas located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, frequency and magnitude of wildfires and rising sea levels. Over time, these conditions could result in declining demand for our Properties and increased difficulties operating them. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks. These losses, costs or business interruptions could adversely affect our financial condition and operating results.
Environmental and Utility-Related Problems are Possible and Can Be Costly.
Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or lead or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Properties containing lead may require removal of the material. This can be costly and, if the lead infiltrates the groundwater or other water supply, further remediation may be necessary. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties could sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.
Environmental laws also govern the presence, maintenance and removal of environmental contamination, including asbestos and wastewater discharge. Such laws require that owners or operators of properties containing hazardous or toxic substances to properly manage them. Owners or operators of properties containing asbestos must notify and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on real property owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
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
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2,432.4 million as of December 31, 2019, of which approximately $48.3 million, or 2.1%, matures in 2020 and approximately $168.9 million, or 7.4%, matures in 2021. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:

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

•
terms of refinancing may not be as favorable as the terms of existing indebtedness, resulting in higher interest rates that could adversely affect net income, cash flows and our ability to service debt and make distributions to stockholders;

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay all maturing debt; and

•
to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property could result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note.

Our Ability to Obtain Mortgage Financing or Refinance Maturing Mortgages May Adversely Affect Our Financial Condition.
Lenders' demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. Future market factors including increases in the U.S. federal reserve funds rate may result in an increase in market interest rates, which could increase the costs of refinancing existing indebtedness or obtaining new debt.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 15.2% as of December 31, 2019. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and could make us more vulnerable to a downturn in business or the economy generally.
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
We May Be Adversely Affected By Changes in LIBOR Reporting Practices or the Method in Which LIBOR Is Determined.
In July 2017, the Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our floating rate borrowings and derivative instruments are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes could have a material adverse impact on the availability of financing, including LIBOR-based loans, and as a result on our financing costs.
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
Maryland Law Imposes Certain Limitations on Changes of Control.
Certain provisions of the Maryland General Corporation Law ("MGCL") prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an "Interested Stockholder"), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under Maryland law any business combination with Samuel Zell, who is Chairman of our Board of Directors, certain holders of OP Units who received them at the time of our initial public offering, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
Additionally, Subtitle 8 of Title 3 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. These provisions include a classified board; two-thirds vote to remove a director; that the number of directors may only be fixed by the Board of Directors; that vacancies on the board as a result of an increase in the size of the board or due to death, resignation or removal can only be filled by the board, and the director appointed to fill the vacancy serves for the remainder of the full term of the class of director in which the vacancy occurred; and a majority requirement for the calling by stockholders of special meetings. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (a) require a two-thirds vote for the removal of any director from the board and (b) vest in the board the exclusive power to fix the number of directorships provided that, if there is stock outstanding and so long as there are three or more stockholders, the number is not less than three. In the future, our Board of Directors may elect, without stockholder approval, to make us subject to the provisions of Subtitle 8 to which we are not currently subject.

Our Board of Directors has power to adopt, alter or repeal any provision of our bylaws or make new bylaws, provided, however, that our stockholders may, with certain exceptions, alter or repeal any provision of our bylaws and adopt new bylaws if any such alteration, repeal or adoption is approved by the affirmative vote of a majority of all votes entitled to be cast on the matter.
Changes in Our Investment and Financing Policies May Be Made Without Stockholder Approval.
Our investment and financing policies, and our policies with respect to certain other activities, including our growth, debt, capitalization, distributions, REIT status, and operating policies, are determined by our Board of Directors. Although our Board of Directors has no present intention to do so, these policies may be amended or revised from time to time at the discretion of our Board of Directors without notice to or a vote of our stockholders. Accordingly, stockholders may not have control over changes in our policies and changes in our policies may not fully serve the interests of all stockholders.
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2020 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
Risks Relating to Our Common Stock
We Depend on Our Subsidiaries' Dividends and Distributions.
Substantially all of our assets are owned indirectly by the Operating Partnership. As a result, we have no source of cash flows other than distributions from our Operating Partnership. For us to pay dividends to holders of our common stock, the Operating Partnership must first distribute cash to us. Before it can distribute the cash, our Operating Partnership must first satisfy its obligations to its creditors.
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
Issuances or Sales of Our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized Funds from Operations ("Normalized FFO") per share. We may sell shares of our common stock under our at-the-market ("ATM") equity offering program from time-to-time. During the year ended December 31, 2019, we sold 1,010,472 shares through our ATM equity offering program to finance acquisitions during the year. As of December 31, 2019, there was $140.7 million available for issuance under our ATM equity program. The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
Our Share Price Could Be Volatile and Could Decline, Resulting in A Substantial or Complete Loss on Our Stockholders’ Investment.
We list our common stock on the New York Stock Exchange (the "NYSE"), and our common stock could experience significant price and volume fluctuations. Investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuances of other equity securities in the future, including new series or classes of preferred stock;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•
adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	equity issuances by us, or share resales by our stockholders or the perception that such issuances or resales may occur;

•	actions by institutional stockholders; and

•	general market and economic conditions.
Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2020. We have a $100 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. We have separate insurance policies with respect to the 11 Florida marinas as to which we acquired the remaining interest on September 10, 2019. Those policies, which we plan to renew, expire on November 1, 2020, and the property insurance program has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents.
We rely extensively on internally and externally hosted computer systems to process transactions and manage our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites are subject to system security risks, cybersecurity breaches, outages and other risks. These could include attempts to gain unauthorized access to our data and computer systems, or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions, including disruptions that result in our and our customers' loss of access to our information systems. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cybersecurity incident and that our financial results will not be negatively impacted by such an incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us.
Social Media Platforms Could Cause Us to Suffer Brand Damage or Information Leakage.
Negative information about us, or our officers, employees, directors or Properties, even if untrue, could damage our reputation. In particular, information shared on social media platforms could cause us to suffer brand damage because social media platforms have increased the rapidity of the dissemination and greatly expanded the potential scope and scale of the impact of negative publicity. While employees are held to internal policies related to posting on public platforms including social media sites, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

General
Our Properties provide common area facilities and attractive amenities that create an inviting community for our residents and guests. These common area facilities generally include a clubhouse, a swimming pool, laundry facilities, cable television and internet service. Many Properties also offer additional amenities such as golf courses, tennis, pickleball, shuffleboard and basketball courts, sauna/whirlpool spas, exercise rooms and various social activities. It is our responsibility to provide maintenance of the common area facilities and amenities and to ensure that our residents and guests comply with our community policies, including maintaining their homes and the surrounding area. Most of our residents own their homes, and therefore, also have a vested interest to care for their homes. We hold regular meetings with management personnel at our Properties to understand and address the needs of our residents and guests and to provide necessary trainings. Our Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2019, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and British Columbia containing 156,513 Sites. A total of 116 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues, excluding deferrals, were Colony Cove, located in Ellenton, Florida, and Viewpoint Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, excluding deferrals, for the year ended December 31, 2019.
The following table sets forth certain information relating to our 407 wholly-owned Properties containing 152,914 Sites as of December 31, 2019, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	100.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	91.4%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	94.3%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	100.0%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	122	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103		612	612	96.6%
Park City West	Fort Lauderdale	FL	MH	60		363	363	97.5%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	97.6%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)		130	50	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	93.4%
Maralago Cay	Lantana	FL	MH	102		602	602	98.7%
Coral Cay Plantation	Margate	FL	MH	121		818	818	99.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Lakewood Village	Melbourne	FL	MH	68		349	349	88.0%
Miami Everglades	Miami	FL	RV	34	2	303	74	100.0%
Loggerhead Marinas (11 properties) (c) (e)	Multiple	FL	Marina	87		2,343	1,643	100.0%
Holiday Village	Ormond Beach	FL	MH	43		301	301	89.0%
Sunshine Holiday	Ormond Beach	FL	RV	69	3	349	132	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	97.6%
Breezy Hill RV	Pompano Beach	FL	RV	52		762	387	100.0%
Highland Wood RV	Pompano Beach	FL	RV	15		148	19	100.0%
Lighthouse Pointe	Port Orange	FL	MH	64		433	433	84.1%
Pickwick	Port Orange	FL	MH	84	2	432	432	100.0%
Rose Bay	Port Orange	FL	RV	21	2	303	209	100.0%
Palm Lake	Riviera Beach	FL	MH	154	—	915	915	69.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	99.5%
Space Coast	Rockledge	FL	RV	24		270	156	100.0%
Countryside	Vero Beach	FL	MH	125		644	644	95.7%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	87.9%
Heron Cay	Vero Beach	FL	MH	130		588	588	90.8%
Holiday Village, FL	Vero Beach	FL	MH	18	18	128	128	—%
Sunshine Travel	Vero Beach	FL	RV	30	6	300	130	100.0%
Vero Palm	Vero Beach	FL	MH	64		285	285	88.8%
Village Green	Vero Beach	FL	MH	174	8	782	782	89.9%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	27	778	778	99.7%
Clover Leaf Forest	Brooksville	FL	RV	30		277	150	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	486	100.0%
Lake Magic	Clermont	FL	RV	69		471	156	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	99.2%
Orlando	Clermont	FL	RV	270	30	850	178	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms	Eustis	FL	RV	120		950	354	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%
Grand Island	Grand Island	FL	MH	35		362	362	76.8%
Sherwood Forest	Kissimmee	FL	MH	124		769	769	98.4%
Sherwood Forest RV Park	Kissimmee	FL	RV	107		513	153	100.0%
Tropical Palms	Kissimmee	FL	RV	59		566	246	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	99.0%
Beacon Terrace	Lakeland	FL	MH	55		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	99.1%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.6%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	94.5%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	89.5%
Southernaire	Mt. Dora	FL	MH	14		114	114	90.4%
Foxwood Farms	Ocala	FL	MH	56		365	365	88.5%
Oak Bend	Ocala	FL	MH	62	17	262	262	93.1%
Villas at Spanish Oaks	Ocala	FL	MH	69		454	454	87.9%
Audubon	Orlando	FL	MH	40	2	280	280	100.0%
Hidden Valley	Orlando	FL	MH	50		303	303	99.7%
Starlight Ranch	Orlando	FL	MH	130		783	783	93.7%
Covington Estates	Saint Cloud	FL	MH	59		241	241	98.3%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.7%
Three Flags RV Resort	Wildwood	FL	RV	23		221	54	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	161	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV	Arcadia	FL	RV	196	8	499	162	100.0%
Toby's RV	Arcadia	FL	RV	44		379	268	100.0%
Sunshine Key RV Resort	Big Pine Key	FL	RV	54		409	55	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	99.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	232	100.0%
Glen Ellen	Clearwater	FL	MH	12		106	106	90.6%
Hillcrest	Clearwater	FL	MH	25		278	278	96.4%
Holiday Ranch	Clearwater	FL	MH	12		150	150	94.7%
Serendipity	Clearwater	FL	MH	55		426	426	97.4%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	97.6%
Shady Lane Village	Clearwater	FL	MH	19		156	156	96.2%
Silk Oak	Clearwater	FL	MH	19		181	181	95.6%
Crystal Isles	Crystal River	FL	RV	38		260	72	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	98.9%
Colony Cove	Ellenton	FL	MH	538	60	2,206	2,206	98.5%
The Oaks at Colony Cove (d)	Ellenton	FL	MH	(f)		93	93	1.1%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	100.0%
Fort Myers Beach Resort	Fort Myers	FL	RV	31		306	125	100.0%
Gulf Air Travel	Fort Myers Beach	FL	RV	25		246	164	100.0%
Holiday Travel Park	Holiday	FL	RV	45		613	530	100.0%
Barrington Hills	Hudson	FL	RV	28		392	255	100.0%
Down Yonder	Largo	FL	MH	50		361	361	100.0%
East Bay Oaks	Largo	FL	MH	40		328	328	98.8%
Eldorado Village	Largo	FL	MH	25		227	227	98.7%
Paradise Park - Largo	Largo	FL	MH	15		108	108	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Shangri La	Largo	FL	MH	14		160	160	93.1%
Vacation Village	Largo	FL	RV	29		293	161	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	96.2%
Fiesta Key	Long Key	FL	RV	28	4	324	6	100.0%
Pasco	Lutz	FL	RV	27		255	204	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	100.0%
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.6%
Harbor View	New Port Richey	FL	MH	69		471	471	99.8%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	99.6%
Lake Village	Nokomis	FL	MH	65		391	391	99.2%
Royal Coachman	Nokomis	FL	RV	111	2	546	458	100.0%
Buccaneer	North Fort Myers	FL	MH	223	39	971	971	99.3%
Island Vista	North Fort Myers	FL	MH	121		616	616	80.4%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	99.9%
Pine Lakes	North Fort Myers	FL	MH	314		599	599	98.3%
Pioneer Village	North Fort Myers	FL	RV	90		733	383	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16		241	156	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	453	453	98.9%
Windmill Village	North Fort Myers	FL	MH	69		491	491	94.7%
Silver Dollar Resort	Odessa	FL	RV	412		459	381	100.0%
Terra Ceia	Palmetto	FL	RV	18		203	152	100.0%
The Arbors at Countrywood (g)	Plant City	FL	MH	(f)		62	62	—%
The Lakes at Countrywood	Plant City	FL	MH	122		424	424	96.7%
The Meadows at Countrywood	Plant City	FL	MH	140	10	737	737	104.2%
The Oaks at Countrywood	Plant City	FL	MH	44		168	168	94.0%
Harbor Lakes	Port Charlotte	FL	RV	80		528	354	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%
Gulf View	Punta Gorda	FL	RV	78		206	85	100.0%
Tropical Palms	Punta Gorda	FL	MH	50	2	294	294	95.6%
Kingswood	Riverview	FL	MH	52		229	229	99.1%
Winds of St Armands North	Sarasota	FL	MH	74		471	471	99.6%
Winds of St Armands South	Sarasota	FL	MH	61	13	306	306	99.7%
Topics RV	Spring Hill	FL	RV	35		230	179	100.0%
Pine Island RV Resort	St. James City	FL	RV	31		363	88	100.0%
Carefree Village	Tampa	FL	MH	58		397	397	98.0%
Tarpon Glen	Tarpon Springs	FL	MH	24		168	168	97.6%
Featherock	Valrico	FL	MH	84		521	521	100.0%
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.4%
Ramblers Rest	Venice	FL	RV	117		647	386	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Peace River	Wauchula	FL	RV	72		454	41	100.0%
Crystal Lake-Zephyrhills	Zephyrhills	FL	MH	147	38	366	366	88.8%
Forest Lake Estates	Zephyrhills	FL	MH	164	89	892	892	100.0%
Forest Lake Village	Zephyrhills	FL	RV	42		274	179	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	77.1%
Other	Multiple	FL	MH	7	—	65	65	13.8%
Total Florida Market				10,932	595	59,537	49,485	95.8%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	99.0%
Colony Park	Ceres	CA	MH	20		186	186	97.8%
Russian River	Cloverdale	CA	RV	41		135	9	100.0%
Snowflower (g)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	100.0%
Yosemite Lakes (g)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (e) (g)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	99.2%
Ponderosa	Lotus	CA	RV	22		170	14	100.0%
Turtle Beach	Manteca	CA	RV	39		79	21	100.0%
Coralwood (e)	Modesto	CA	MH	22		194	194	99.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	9	100.0%
Lake of the Springs	Oregon House	CA	RV	954	507	541	66	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	98.6%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Westwinds (4 Properties) (e)	San Jose	CA	MH	88		723	723	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	99.5%
Santa Cruz Ranch RV Resort (g)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	94.0%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	11	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Los Ranchos	Apple Valley	CA	MH	30		389	389	98.5%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.5%
Date Palm RV	Cathedral City	CA	RV	(f)		140	27	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	17	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	98.7%
Rancho Valley	El Cajon	CA	MH	19		140	140	100.0%
Royal Holiday	Hemet	CA	MH	22		198	198	66.2%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191		287	51	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	91	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	47	100.0%
Morgan Hill (g)	Morgan Hill	CA	RV	62	5	339	—	—%
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	44	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	18	100.0%
Las Palmas	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	19	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	99.7%
Lamplighter	Spring Valley	CA	MH	32		270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	96.3%
Total California Market				5,017	716	13,681	7,139	98.4%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	303	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%
Golden Sun RV	Apache Junction	AZ	RV	33		329	198	100.0%
Valley Vista	Benson	AZ	RV	6		145	3	100.0%
Casita Verde RV Resort	Casa Grande	AZ	RV	14		192	92	100.0%
Fiesta Grande RV Resort	Casa Grande	AZ	RV	77		767	529	100.0%
Foothills West RV Resort	Casa Grande	AZ	RV	16		188	126	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	99.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	115	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	96.7%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.5%
Palm Shadows	Glendale	AZ	MH	33		293	293	92.2%
Hacienda De Valencia	Mesa	AZ	MH	51		364	364	99.2%
Mesa Spirit	Mesa	AZ	RV	90		1,600	765	100.0%
Monte Vista	Mesa	AZ	RV	142	18	1,185	793	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	97.8%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	99.3%
Viewpoint	Mesa	AZ	RV	332		2,414	1,814	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	96.2%
Casa del Sol West I	Peoria	AZ	MH	31		245	245	98.0%
Carefree Manor	Phoenix	AZ	MH	16		130	130	96.9%
Central Park	Phoenix	AZ	MH	37		293	293	95.6%
Desert Skies	Phoenix	AZ	MH	24		166	166	98.2%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	97.0%
Whispering Palms	Phoenix	AZ	MH	15		116	116	94.8%
Desert Vista (g)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48	2	198	198	99.0%
Venture In RV Resort	Show Low	AZ	RV	26		389	270	100.0%
Paradise	Sun City	AZ	RV	80		950	750	100.0%
The Meadows	Tempe	AZ	MH	60		390	390	99.2%
Fairview Manor	Tucson	AZ	MH	28		235	235	97.4%
Westpark	Wickenburg	AZ	MH	48	7	231	231	96.5%
Araby	Yuma	AZ	RV	25	3	337	277	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	239	100.0%
Capri RV Park	Yuma	AZ	RV	20		303	181	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	103	100.0%
Foothill	Yuma	AZ	RV	18		180	48	100.0%
Mesa Verde	Yuma	AZ	RV	28		345	271	100.0%
Suni Sands	Yuma	AZ	RV	34		336	161	100.0%
Total Arizona Market				2,061	220	16,363	11,952	99.0%

Colorado:
Hillcrest Village	Aurora	CO	MH	72		602	602	99.7%
Cimarron Village	Broomfield	CO	MH	50		327	327	100.0%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	98.3%
Bear Creek	Denver	CO	MH	12		121	121	95.9%
Holiday Hills	Denver	CO	MH	99		736	736	98.4%
Golden Terrace	Golden	CO	MH	32		263	263	100.0%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (g)	Golden	CO	RV	(f)		80	—	—%
Golden Terrace West	Golden	CO	MH	39		311	311	100.0%
Pueblo Grande	Pueblo	CO	MH	33		251	251	75.3%
Woodland Hills	Thornton	CO	MH	55		434	434	100.0%
Total Colorado Market				445	—	3,445	3,365	97.5%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19

Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	93.5%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.5%
McNicol	Lewes	DE	MH	25		93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	98.5%
Mariners Cove	Millsboro	DE	MH	101		374	374	96.3%
Sweetbriar	Millsboro	DE	MH	38		146	146	93.2%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	67	100.0%
Hillcrest-MA	Rockland	MA	MH	19		79	79	94.9%
The Glen	Rockland	MA	MH	24		36	36	100.0%
Old Chatham Road RV	South Dennis	MA	RV	47		312	249	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	82	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	98.2%
Williams Estates and Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mount Desert Narrows	Bar Harbor	ME	RV	90	12	206	9	100.0%
Patten Pond	Ellsworth	ME	RV	43	60	137	13	100.0%
Pinehirst RV Resort	Old Orchard Beach	ME	RV	58		550	467	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	9	100.0%
Moody Beach	Wells	ME	RV	48	10	203	91	100.0%
Sandy Beach RV Resort	Contoocook	NH	RV	40		190	95	100.0%
Pine Acres	Raymond	NH	RV	100		421	264	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	232	100.0%
King Nummy	Cape May Court House	NJ	RV	83		313	258	100.0%
Mays Landing	Mays Landing	NJ	RV	18		168	69	100.0%
Echo Farms	Ocean View	NJ	RV	31		237	205	100.0%
Lake & Shore	Ocean View	NJ	RV	162		401	275	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	53	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	310	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	88.2%
Rondout Valley Resort	Accord	NY	RV	184	94	398	87	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	324	100.0%
Lake George Escape	Lake George	NY	RV	178		576	68	100.0%
The Woodlands	Lockport	NY	MH	225	76	1,226	1,226	92.1%
Greenwood Village	Manorville	NY	MH	79		512	512	98.0%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,194	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	87	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Greenbriar Village	Bath	PA	MH	63		319	319	97.8%
Sun Valley	Bowmansville	PA	RV	86	3	265	165	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	92.8%
Gettysburg Farm	Dover	PA	RV	124	62	265	81	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	82	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	138	100.0%
Drummer Boy (c)	Gettysburg	PA	RV	89		465	194	100.0%
Round Top (c)	Gettysburg	PA	RV	52		391	203	100.0%
Circle M	Lancaster	PA	RV	103	13	380	85	100.0%
Hershey	Lebanon	PA	RV	196	20	297	59	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	127	100.0%
Dutch County	Manheim	PA	RV	102	60	269	93	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	145	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	94.8%
Scotrun	Scotrun	PA	RV	63	6	178	117	100.0%
Appalachian	Shartlesville	PA	RV	86	30	358	203	100.0%
Mountain View-PA	Walnutport	PA	MH	45	1	187	187	90.4%
Timber Creek	Westerly	RI	RV	108		364	363	100.0%
Total Northeast Market				5,224	832	20,307	14,563	97.4%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	55	100.0%
Diamond Caverns Resort & Golf Club	Park City	KY	RV	714	218	220	32	100.0%
Forest Lake	Advance	NC	RV	306	34	305	163	100.0%
Scenic	Asheville	NC	MH	28	2	194	194	100.0%
Waterway RV	Cedar Point	NC	RV	27		336	334	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	344	100.0%
Green Mountain Park	Lenoir	NC	RV	1,077	3	447	157	100.0%
Lake Gaston	Littleton	NC	RV	69		235	205	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	259	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	77.3%
Goose Creek Resort	Newport	NC	RV	92		735	670	100.0%
Whispering Pines RV	Newport	NC	RV	34		278	182	100.0%
White Oak Shores (c)	Stella	NC	RV	158		455	395	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	47	100.0%
Inlet Oaks	Murrells Inlet	SC	MH	35		172	172	100.0%
The Oaks at Point South	Yemassee	SC	RV	10		93	15	100.0%
Natchez Trace	Hohenwald	TN	RV	672	340	531	225	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	5	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69		146	59	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	58	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	147	100.0%
Virginia Landing	Quinby	VA	RV	863		233	7	100.0%
Grey's Point	Topping	VA	RV	125	16	791	529	100.0%
Bethpage	Urbanna	VA	RV	271	104	1,034	595	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	86	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	99.4%
Total Southeast Market				5,996	1,065	9,740	6,107	99.4%

Midwest:
O'Connell's	Amboy	IL	RV	286	89	725	396	100.0%
Pheasant Lake Estates	Beecher	IL	MH	160	112	613	613	97.4%
Pine Country	Belvidere	IL	RV	131	10	185	163	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	88.8%
Golf Vista Estates	Monee	IL	MH	144	15	408	408	96.3%
Indian Lakes	Batesville	IN	RV	545	104	1,058	575	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	93	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	235	100.0%
Lakeside	New Carlisle	IN	RV	13		89	89	100.0%
Bear Cave Resort	Buchanan	MI	RV	25	10	136	46	100.0%
Saint Claire	Saint Claire	MI	RV	210	100	229	135	100.0%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	92.6%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	88.9%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	91.8%
Rosemount Woods	Rosemount	MN	MH	50	12	182	182	98.9%
Buena Vista	Fargo	ND	MH	76		399	399	78.7%
Meadow Park	Fargo	ND	MH	17		116	116	76.7%
Kenisee Lake	Jefferson	OH	RV	143	50	119	79	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	121	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	14	270	270	97.8%
Fremont	Fremont	WI	RV	98	5	325	130	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	30	214	138	100.0%
Blackhawk	Milton	WI	RV	214	24	490	340	100.0%
Lakeland RV	Milton	WI	RV	107	5	682	423	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	93.9%
Plymouth Rock	Plymouth	WI	RV	133	40	610	412	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	196	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Lake of the Woods (c)	Wautoma	WI	RV	117		303	156	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	189	100.0%
Arrowhead	Wisconsin Dells	WI	RV	166	40	377	196	100.0%
Total Midwest Market				4,209	837	11,227	8,450	95.7%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	92.3%
Maple Grove	Boise	ID	MH	38		271	271	87.5%
Shenandoah Estates	Boise	ID	MH	24		153	153	100.0%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	100.0%
Bonanza	Las Vegas	NV	MH	43		353	353	55.2%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	78.9%
Cabana	Las Vegas	NV	MH	37		263	263	98.5%
Flamingo West	Las Vegas	NV	MH	37		258	258	99.6%
Las Vegas	Las Vegas	NV	RV	11		217	22	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	77.5%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St. George (g)	Hurricane	UT	RV	26	4	123	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	100.0%
Total Nevada, Utah and Idaho Market				473	4	3,288	2,970	88.8%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15		178	51	100.0%
Thousand Trails Bend	Bend	OR	RV	289	116	351	57	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	100.0%
Pacific City	Cloverdale	OR	RV	105	50	307	28	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	100.0%
Portland Fairview	Fairview	OR	RV	30		407	263	100.0%
Quail Hollow (e)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	6	100.0%
Seaside Resort	Seaside	OR	RV	80	7	251	44	100.0%
Whaler's Rest Resort	South Beach	OR	RV	39	5	170	19	100.0%
Mt. Hood	Welches	OR	RV	115	10	515	165	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	24	100.0%
Mt. Vernon	Bow	WA	RV	311		251	29	100.0%
Chehalis	Chehalis	WA	RV	309		360	24	100.0%
Grandy Creek	Concrete	WA	RV	63		179	1	100.0%
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/19	Total Number of Annual Sites as of 12/31/19	Annual Site Occupancy as of 12/31/19
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (e)	La Conner	WA	RV	106		319	42	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	15	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	19	100.0%
Little Diamond	Newport	WA	RV	360	30	520	2	100.0%
Oceana Resort	Ocean City	WA	RV	16	7	84	9	100.0%
Crescent Bar Resort	Quincy	WA	RV	14		115	15	100.0%
Long Beach	Seaview	WA	RV	17	10	144	15	100.0%
Paradise Resort	Silver Creek	WA	RV	60		214	8	100.0%
Total Northwest Market				2,503	283	6,131	1,570	100.0%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	315	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	73	100.0%
Colorado River	Columbus	TX	RV	218	51	132	26	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	488	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	120	301	80	100.0%
Lakewood	Harlingen	TX	RV	30		301	137	100.0%
Paradise Park RV	Harlingen	TX	RV	60		563	277	100.0%
Sunshine RV	Harlingen	TX	RV	84		1,027	370	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	203	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	60	100.0%
Paradise South	Mercedes	TX	RV	49		493	194	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	86	100.0%
Fun n Sun RV Park	San Benito	TX	RV	135	40	1,435	637	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	159	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	323	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	32	100.0%
Lake Conroe	Willis	TX	RV	129	7	620	253	100.0%
Total Texas Market				2,648	737	9,195	3,713	100.0%
Grand Total All Markets				39,508	5,289	152,914	109,314	96.8%
____________________________________

(a)	Acres are approximate. For certain Properties, the acres were estimated based on 10 Sites per acre.

(b)
Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Property acquired in 2019.

(d)	Property developed in 2019.

(e)	Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).

(f)	Acres for this community have been included in the acres of the adjacent community listed directly above this Property.

(g)	Property did not have annual Sites for 2019.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 16. Commitment and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2019, there were 274 holders of record for 182,089,595 outstanding shares of our common stock. Additionally, there were 10,491,222 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities
During the year ended December 31, 2019, we did not repurchase shares of our common stock. Our employees will at times surrender their shares of our common stock to satisfy income tax withholding obligations associated with the vesting of shares of restricted stock.
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
In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. The Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations. As such, there can be no assurance that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. See Item 1A. Risk Factors in this Form 10-K for a description of factors that may affect our ability to distribute dividends.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from our historical financial statements. The following information should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in this Annual Report on Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except for per share and property data (adjusted for stock split))	2019	2018	2017	2016	2015
Income Statement Data:
Total revenues	$1,037,256	$986,653	$925,312	$870,435	$821,654
Total expenses	(802,596)	(765,206)	(718,700)	(685,908)	(675,231)
Equity in income from unconsolidated joint ventures	8,755	4,939	3,765	2,605	4,089
Gain on sale of real estate, net	52,507	—	—	—	—
Consolidated net income	$295,922	$226,386	$210,377	$187,132	$150,512

Net income available for Common Stockholders	$279,123	$212,596	$189,904	$164,037	$130,145

Comprehensive income attributable to Common Stockholders	$276,594	$213,866	$191,048	$164,339	$129,988

Earnings per Common Share - Basic	$1.54	$1.19	$1.09	$0.97	$0.77

Earnings per Common Share - Fully Diluted	$1.54	$1.19	$1.08	$0.96	$0.77

Distributions declared per Common Share outstanding	$1.225	$1.100	$0.975	$0.850	$0.750

Weighted average Common Shares outstanding - Basic	180,805	177,928	173,994	169,556	168,062
Weighted average Common Shares outstanding - Fully Diluted	191,995	190,110	186,850	185,138	183,814

Balance Sheet Data:
Real estate, before accumulated depreciation	$5,743,049	$5,273,477	$4,915,813	$4,685,336	$4,477,599
Total assets	$4,151,275	$3,925,808	$3,610,032	$3,478,987	$3,400,400
Total debt	$2,408,458	$2,348,352	$2,200,017	$2,091,279	$2,126,052
Series C Preferred Stock (1)	$—	$—	$—	$136,144	$136,144
Total Common Equity (2)	$1,249,810	$1,121,552	$1,031,954	$872,399	$788,924

Other Data:
Funds from Operations ("FFO") (3)	$405,964	$371,962	$331,665	$302,827	$261,009
Normalized Funds from Operations ("Normalized FFO") (3)	$401,844	$367,908	$335,931	$306,459	$279,052
Total Properties (at end of period)	413	414	406	391	387
Total Sites (at end of period)	156,513	155,447	151,323	146,610	143,938
__________________________________

1.
In 2012, we issued 54,458 shares of Series C Preferred Stock, which were represented by Depositary Shares. In 2017, we redeemed our Series C Preferred Stock for $138.4 million, including accrued dividends. The shares of Series C Preferred Stock that were redeemed now have the status of authorized but unissued preferred stock, without designation as to class or series.

2.
In 2019, we sold 1,010,472 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of $58.71 for gross cash proceeds of $59.3 million before expenses of $0.8 million. In 2018, we sold 1,722,282 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of $45.73 for gross cash proceeds of $78.8 million before expenses of $1.0 million. In 2017, we sold 2,760,034 shares of our common stock, par value $0.01 per share, under our ATM equity offering program at a weighted average per share sales price of $43.73 for gross cash proceeds of $120.7 million before expenses of $1.5 million. As of December 31, 2019, $140.7 million of common stock remained available for issuance under our ATM equity offering program.

3.
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for definitions of FFO and Normalized FFO and a reconciliation of these Non-GAAP financial measures to net income available for Common Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. All shares of common stock ("Common Shares") and units of common interests in our Operating Partnership ("OP Units") as well as per share results reflect the two-for-one stock split that was completed on October 15, 2019.
2019 Accomplishments
We continued our strong performance in 2019, marked by key operational and financial accomplishments:

•	Occupancy of MH Sites within our Core Portfolio (as defined below) increased by 401 Sites to 95.7% as of December 31, 2019 compared to 95.3% as of December 31, 2018.

•	Manufactured homeowners within our Core Portfolio increased by 387 to 62,746 as of December 31, 2019 compared to 62,359 as of December 31, 2018.

•	MH and RV rental income within our Core Portfolio increased by 5.3% and 4.5%, respectively, compared to 2018.

•
Celebrated 50th anniversary of our Thousand Trails portfolio with a 4.1% increase in member count to approximately 115,700 as of December 31, 2019 and an increase in annual membership subscription revenue of 6.8%, compared to 2018.

•	Core Portfolio generated full year growth of 4.4% in income from property operations compared to 2018.

•	Normalized Funds from Operations ("Normalized FFO") per common share on a fully diluted basis was $2.09, 8.2% higher than in 2018.

•	Recognized a gain of $52.5 million from selling five all-age MH communities located in Indiana and Michigan.

•	Acquired four RV communities for $58.3 million and the remaining interest in our joint venture investment of 11 marinas in Florida.

•	Invested $87.4 million to fund development activity, including the acquisition of land parcels.

•	Raised our annual dividend to $1.225 per share in 2019, an increase of 11.4% compared to $1.100 per share in 2018.

•	Sold 1,010,472 shares of Common Stock for gross proceeds of $59.3 million through our at-the-market ("ATM") equity offering program at a weighted average share price of $58.71.

•
Repaid principal of $66.8 million on four mortgage loans, which were scheduled to mature in 2020. As of December 31, 2019, our secured debt balance had a weighted average maturity of 13.09 years and approximately 32.2% of our outstanding debt is fully amortizing.

Overview and Outlook
We are a self-administered and self-managed real estate investment trust ("REIT") with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of properties ("Properties") consisting primarily of MH and RV communities. As of December 31, 2019, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 156,513 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value to our residents and guests as well as stockholders. Our business model is intended to provide an opportunity for increased cash flows and appreciation in value. We seek growth in earnings, Funds from Operations ("FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes, and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses. We also actively pursue opportunities that fit our acquisition criteria and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties.
We believe the demand from baby boomers for MH and RV communities will continue to be strong. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 18% from 2020 to 2035. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographic will contribute to our future long-term customer pipeline. Millennials and Generation X combined represent over half of the RV buyers. There is an increasing trend among these groups to adopt a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process

Management's Discussion and Analysis (continued)

to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. Our MH Sites and annual RV Sites are leased on an annual basis. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenues from seasonal and transient Sites are generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also generate revenue from customers renting our marina slips and dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.
Approximately one quarter of our rental agreements on MH Sites contain rent increase provisions that are directly or indirectly connected to the published CPI statistics issued from June through September of the year prior to the increase effective date. Approximately two-thirds of these rental agreements are subject to a CPI floor of approximately 3.0% to 5.0%
State and local rent control regulations affect 27 wholly-owned Properties, including 15 of our 48 California Properties, all 7 of our Delaware Properties, 1 of our 5 Massachusetts Properties, 1 of our 7 New York Properties, and 3 of our 10 Oregon Properties. These rent control regulations dictate rent increases and generally permit us to increase rates by a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance. These rate increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2019
MH Sites	72,100
RV Sites:
Annual	29,600
Seasonal	10,200
Transient	14,100
Marina Slips (1)	2,300
Membership (2)	24,600
Joint Ventures (3)	3,600
156,500
_____________________

(1)	On September 10, 2019, we completed the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida.

(2)	Primarily utilized to service the approximately 115,700 members. Includes approximately 5,900 Sites rented on an annual basis.

(3)	Includes approximately 2,900 annual Sites, 400 seasonal Sites and 300 transient Sites.

Membership Sites are primarily utilized to service approximately 115,700 annual subscription members, including 19,100 free trial members added through our RV dealer program. The remaining 96,600 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2019, a TTC membership for a single geographic region required an annual payment of $585. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV communities, or (5) membership in discount travel programs. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.
In our Home Sales and Rentals Operations business, our revenue streams include home sales, home rentals and brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing manufactured homes and cottages that are located in Properties owned and managed by us. We believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). Additionally, home sale brokerage services are offered to our residents who may choose to sell their homes as rather than relocate them when moving from a Property. At certain Properties, we operate ancillary facilities, such as golf courses, pro shops, stores and restaurants.

Management's Discussion and Analysis (continued)

In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third-party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third-party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to homebuyers at our Properties.
In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have a positive impact on our customers' ability to obtain chattel financing, specific details necessary to evaluate the possible impact on us as well as the industry are not yet available. In addition, the U.S. Department of the Treasury released the Housing Reform Plan in September 2019, which outlined a plan to end the conservatorships of the government sponsored enterprises. The Housing Reform Plan could have an impact on the Plans.
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized FFO, (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management (operating results for Properties owned and operated in both periods under comparison), and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview
For the year ended December 31, 2019, net income available for Common Stockholders increased $66.5 million, or $0.35 per fully diluted Common Share, to $279.1 million, or $1.54 per fully diluted Common Share, compared to $212.6 million, or $1.19 per fully diluted Common Share, for the same period in 2018. For the year ended December 31, 2019, FFO available for Common Stock and OP Unit holders increased $34.0 million, or $0.15 per fully diluted Common Share, to $406.0 million, or $2.11 per fully diluted Common Share, compared to $372.0 million, or $1.96 per fully diluted Common Share, for the same period in 2018. For the year ended December 31, 2019, Normalized FFO available for Common Stock and OP Unit holders increased $33.9 million, or $0.15 per fully diluted Common Share, to $401.8 million, or $2.09 per fully diluted Common Share, compared to $367.9 million, or $1.94 per fully diluted Common Share, for the same period in 2018.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2019 and 2018 includes all Properties acquired prior to December 31, 2017 that we have owned and operated continuously since January 1, 2018. During 2018, operations at our two Florida Keys RV Properties - Fiesta Key and Sunshine Key - were interrupted and have been designated as Non-Core Properties. As a result, these two Florida Keys RV Properties were presented as Non-Core Properties for all comparable years 2019 and 2018.
For the year ended December 31, 2019, property operating revenues in our Core Portfolio, excluding deferrals, increased 4.7% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 4.4%, from the year ended December 31, 2018, resulting in an increase in income from property operations excluding deferrals and property management of 5.0%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes may represent an attractive source of occupancy and potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.4% for the year ended December 31, 2019, compared to 95.0% for the same period in 2018. For the year ended December 31, 2019, our Core Portfolio occupancy increased by 401 sites with an increase in homeowner occupancy of 387 sites. In addition to higher occupancy, we have experienced rental rate increases during the year ended December 31, 2019, contributing to a growth of 4.7% in MH rental income compared to the same period in 2018.
We continue to grow RV rental income in our Core Portfolio as a result of our ability to increase rental rates and occupancy. RV rental income in our Core Portfolio for the year ended December 31, 2019 was 4.5% higher than the same period in 2018. Annual, seasonal and transient revenues for the year ended December 31, 2019 increased 6.0%, 4.0% and 0.8%, respectively.

Management's Discussion and Analysis (continued)

We continue to experience strong performance in our membership base within our Thousand Trails portfolio. We sold 19,267 TTC memberships and 2,919 membership upgrades for the year ended December 31, 2019, an increase in membership subscriptions and upgrade revenues of 6.8% and 25.8%, respectively, over the same period in 2018. In addition, we activated approximately 22,217 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2019	2018	2017	2016	2015
TTC Origination	41,484	37,528	31,618	29,576	25,544
TTC Sales	19,267	17,194	14,128	12,856	11,877
RV Dealer TTC Activations	22,217	20,334	17,490	16,720	13,667
We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. In 2019, we increased our social media fan base to over 650,000. Our customers are increasingly choosing self-service options to complete their transactions with us. Our Core RV transient revenue booked through our website increased 20% and our online sales of TTC memberships increased 27.1% compared to the year ended December 31, 2018.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 496 new home sales during the year ended December 31, 2019 compared to 556 new home sales during the year ended December 31, 2018. The decline in new home sales was primarily due to certain areas of our portfolio reaching historically high occupancy levels. We continue to believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future.
As of December 31, 2019, we had 3,966 occupied rental homes in our Core MH communities, including 289 homes rented through our Echo JV. Our Core Portfolio income from rental operations, net of depreciation, was $29.9 million for the year ended December 31, 2019 and $28.3 million for the year ended December 31, 2018. Approximately $31.2 million and $30.8 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the years ended December 31, 2019 and 2018, respectively.
Our gross investment in real estate increased $469.5 million to $5,743.0 million as of December 31, 2019 from $5,273.5 million as of December 31, 2018, primarily due to new acquisitions as well as capital improvements during the year ended December 31, 2019.

Management's Discussion and Analysis (continued)

Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2018 through December 31, 2019 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2018 (1) (2)				151,300
Acquisition Properties:
Kingswood	Riverview, Florida	MH	March 8, 2018	229
Serendipity	Clearwater, Florida	MH	March 15, 2018	425
Holiday Travel Park	Holiday, Florida	RV	April 20, 2018	613
Everglades Lakes	Fort Lauderdale, Florida	MH	July 20, 2018	612
Sunseekers RV Resort	North Fort Myers, Florida	RV	September 21, 2018	241
Timber Creek RV Resort	Westerly, Rhode Island	RV	November 20, 2018	364
Palm Lake	Riviera Beach, Florida	MH	December 13, 2018	915
King Nummy Trail Campground	Cape May Court House, New Jersey	RV	December 20, 2018	313
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added (reconfigured) in 2018				419
Sites added (reconfigured) in 2019				891

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of December 31, 2019 (2)				156,500
_____________________

(1)	Includes the marina slips from the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida.

(2)	Sites are approximate.

Management's Discussion and Analysis (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding six Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue (1)
Florida	59,537	141	38.9%	43.5%
Northeast	20,307	55	13.3%	11.3%
Arizona	16,363	40	10.7%	9.5%
California	13,681	48	8.9%	13.3%
Midwest	11,227	30	7.3%	5.7%
Southeast	9,740	27	6.4%	4.6%
Texas	9,195	17	6.0%	2.8%
Northwest	6,131	25	4.0%	3.4%
Colorado	3,445	10	2.3%	3.4%
Other	3,288	14	2.2%	2.5%
Total	152,914	407	100.0%	100.0%
_____________________

(1)
Excludes the impact of GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions as well as approximately $7.8 million of property operating revenue not allocated to Properties, which consists primarily of membership upgrade sales.

Qualification as a REIT
Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe we have met the requirements and have qualified for taxation as a REIT, and we plan to continue to meet these requirements. The requirements for qualification as a REIT are highly technical and complex, as they pertain to the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. Examples include that at least 95% of our gross income must come from sources that are itemized in the REIT tax laws and at least 90% of our REIT taxable income, computed without regard to our deduction for dividends paid and our net capital gain, must be distributed to stockholders annually. If we fail to qualify as a REIT and are unable to correct such failure, we would be subject to U.S. federal income tax at regular corporate rates. Additionally, we could remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
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
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flows of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include income from property operations and Core Portfolio, FFO, Normalized FFO and income from rental operations, net of depreciation.
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
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. For comparative purposes, we present bad debt expense within Property operating, maintenance and real estate taxes in the current and prior periods.
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

Management's Discussion and Analysis (continued)

Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, depreciation and amortization related to real estate, impairment charges and adjustments to reflect our share of FFO of unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive non-refundable upfront payments from membership upgrade contracts. In accordance with GAAP, the non-refundable upfront payments and related commissions are deferred and amortized over the estimated membership upgrade contract term. Although the NAREIT definition of FFO does not address the treatment of non-refundable upfront payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of gains or losses from sales of properties, depreciation and amortization related to real estate and impairment charges, which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt and other miscellaneous non-comparable items from FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
Income from Rental Operations, Net of Depreciation
We use income from rental operations, net of depreciation, as an alternative measure to evaluate the operating results of our home rental program. Income from rental operations, net of depreciation, represents income from rental operations less depreciation expense on rental homes. We believe this measure is meaningful for investors as it provides a complete picture of the home rental program operating results including the impact of depreciation, which affects our home rental program investment decisions.
Our definitions and calculations of these Non-GAAP financial and operating measures and other terms may differ from the definitions and methodologies used by other REITs and, accordingly, may not be comparable. These Non-GAAP financial and operating measures do not represent cash generated from operating activities in accordance with GAAP, nor do they represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2019, 2018 and 2017:

	Total Portfolio
(amounts in thousands)	2019	2018	2017
Computation of Income from Property Operations:
Net income available for Common Stockholders	$279,123	$212,596	$189,904
Redeemable preferred stock dividends	16	16	7,685
Income allocated to non-controlling interests – Common OP Units	16,783	13,774	12,788
Equity in income of unconsolidated joint ventures	(8,755)	(4,939)	(3,765)
Income before equity in income of unconsolidated joint ventures	287,167	221,447	206,612
Gain on sale of real estate, net	(52,507)	—	—
Total other expenses, net	279,633	264,073	246,551
Income from home sales operations and other	1,349	1,922	599
Income from property operations	$515,642	$487,442	$453,762
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2019, 2018 and 2017:

(amounts in thousands)	2019	2018	2017
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$279,123	$212,596	$189,904
Income allocated to non-controlling interests – Common OP Units	16,783	13,774	12,788
Membership upgrade sales upfront payments, deferred, net (1)	10,451	7,380	4,108
Membership sales commissions, deferred, net	(1,219)	(813)	(354)
Depreciation and amortization	152,110	137,209	123,686
Depreciation on unconsolidated joint ventures	1,223	1,816	1,533
Gain on sale of real estate, net	(52,507)	—	—
FFO available for Common Stock and OP Unit holders	405,964	371,962	331,665
Insurance proceeds due to catastrophic weather event and other, net (2)	(6,205)	(5,125)	757
Early debt retirement	2,085	1,071	2,785
Transaction costs (3)	—	—	724
Normalized FFO available for Common Stock and OP Unit holders	$401,844	$367,908	$335,931
Weighted average Common Shares outstanding—Fully Diluted	191,995	190,110	186,850

(1)
We adopted ASU 2014-09, Revenue from Contracts with Customers, and all related amendments, effective January 1, 2018. As of the adoption date, non-refundable upfront payments related to membership upgrade sales are recognized on a straight-line basis over 20 years to reflect our current estimated customer life for the majority of our upgrade contracts. Results for reporting periods beginning after January 1, 2018 have been presented under ASU 2014-09, while prior period amounts were not adjusted and continued to be reported under the previous accounting standards.

(2)
Represents insurance recovery revenue from reimbursement of capital expenditures related to Hurricane Irma. Additionally, there was $1.6 million related to the settlement of a previously disclosed civil investigation by certain California district attorneys for the year ended December 31, 2018.

(3)
We adopted ASU 2017-01, Business Combinations, effective January 1, 2018. All acquisitions completed subsequent to January 1, 2018 were determined to be asset acquisitions and, as such, the related transaction costs were capitalized. Transaction costs recorded in 2017 acquisitions were included in general and administrative on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2019 and December 31, 2018. For the comparison of our results of operations for the years ended December 31, 2018 and December 31, 2017 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio.

	Core Portfolio				Total Portfolio
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
MH base rental income	$531,895	$505,278	$26,617	5.3%	$547,633	$518,252	$29,381	5.7%
Rental home income	14,816	13,137	1,679	12.8%	14,934	14,329	605	4.2%
RV and marina base rental income (1)	243,888	233,348	10,540	4.5%	269,909	239,906	30,003	12.5%
Annual membership subscriptions	50,978	47,769	3,209	6.7%	51,015	47,778	3,237	6.8%
Membership upgrades sales current period, gross	19,111	15,191	3,920	25.8%	19,111	15,191	3,920	25.8%
Utility and other income	90,546	93,541	(2,995)	(3.2)%	93,987	100,562	(6,575)	(6.5)%
Property operating revenues, excluding deferrals	951,234	908,264	42,970	4.7%	996,589	936,018	60,571	6.5%

Property operating and maintenance	314,208	304,070	10,138	3.3%	331,682	313,003	18,679	6.0%
Real estate taxes	58,664	54,281	4,383	8.1%	62,338	55,892	6,446	11.5%
Rental home operating and maintenance	5,562	6,463	(901)	(13.9)%	5,603	6,836	(1,233)	(18.0)%
Sales and marketing, gross	15,583	12,542	3,041	24.2%	15,583	12,542	3,041	24.2%
Property operating expenses, excluding deferrals and property management	394,017	377,356	16,661	4.4%	415,206	388,273	26,933	6.9%
Income from property operations, excluding deferrals and property management (2)	557,217	530,908	26,309	5.0%	581,383	547,745	33,638	6.1%
Property management	56,509	53,736	2,773	5.2%	56,509	53,736	2,773	5.2%
Income from property operations, excluding deferrals (2)	500,708	477,172	23,536	4.9%	524,874	494,009	30,865	6.2%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	9,232	6,567	2,665	40.6%	9,232	6,567	2,665	40.6%
Income from property operations (2)	$491,476	$470,605	$20,871	4.4%	$515,642	$487,442	$28,200	5.8%
_____________________

(1)	Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida on September 10, 2019.

(2)	See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available to Common Shareholders.
Total portfolio income from property operations for 2019 increased $28.2 million, or 5.8%, from 2018, driven by an increase of $20.9 million, or 4.4%, from our Core Portfolio and an increase of $7.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to an increase in MH base rental income and RV base rental income, partially offset by an increase in property operating expenses. The increase in income from property operations from our Non-Core Portfolio was driven by $12.8 million from our acquisition properties. This was partially offset by a decrease of $5.5 million from the sale of five all-age MH communities located in Indiana and Michigan during the first quarter of 2019.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2019 increased $26.6 million, or 5.3%, from 2018, which reflects 4.7% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $667 in 2019 from approximately $638 in 2018. The average occupancy in our Core Portfolio increased to 95.4% in 2019 from 95.0% in 2018.

Management's Discussion and Analysis (continued)

RV base rental income in our Core Portfolio for 2019 increased $10.5 million, or 4.5%, from 2018, primarily due to increased rental rates. Resort base rental income was comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Annual	$154,354	$145,649	$8,705	6.0%	$168,976	$148,095	$20,881	14.1%
Seasonal	37,702	36,260	1,442	4.0%	41,474	37,674	3,800	10.1%
Transient	51,832	51,439	393	0.8%	59,459	54,137	5,322	9.8%
Resort and marina base rental income (1)	$243,888	$233,348	$10,540	4.5%	$269,909	$239,906	$30,003	12.5%
_____________________

(1)	Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.
Utility and other income in our Core Portfolio for 2019 decreased $3.0 million, or 3.2%, from 2018, primarily due to insurance proceeds. Other income in 2018 included insurance proceeds of $5.8 million related to various storm events, including hurricanes and flooding. These were partially offset by insurance proceeds of $1.4 million related to California floods received in 2019 and an increase of $1.8 million in utility income in 2019.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2019 increased $16.7 million, or 4.4%, from 2018. The increase was primarily due to an increase in property operating and maintenance expenses of $10.1 million, driven by an increase in property payroll of $3.0 million as a result of salary increases, an increase in utility expense of $2.6 million from increased electric and trash expenses and an increase in repairs and maintenance expense of $2.3 million. Higher costs in landscaping, sewer and water systems maintenance and security guard expenses in 2019 were partially offset by Hurricane Irma clean up costs of $2.2 million recorded during the first quarter of 2018.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations.

(amounts in thousands, except home sales volumes)	2019	2018	Variance	% Change
Gross revenue from new home sales (1)	$27,434	$27,833	$(399)	(1.4)%
Cost of new home sales (1)	26,381	27,220	(839)	(3.1)%
Gross profit from new home sales	1,053	613	440	71.8%

Gross revenue from used home sales	7,221	8,231	(1,010)	(12.3)%
Cost of used home sales	8,715	10,255	(1,540)	(15.0)%
Loss from used home sales	(1,494)	(2,024)	530	26.2%

Brokered resale revenue and ancillary services revenue, net	3,493	3,584	(91)	(2.5)%
Home selling expenses	4,401	4,095	306	7.5%
Loss from home sales and other operations	$(1,349)	$(1,922)	$573	29.8%
Home sales volumes:
New home sales (2)	496	556	(60)	(10.8)%
New Home Sales Volume - ECHO JV	65	100	(35)	(35.0)%
Used home sales	827	1,091	(264)	(24.2)%
Brokered home resales	868	852	16	1.9%
__________________________

(1)	New home sales gross revenue and costs of new home sales did not include the revenue and costs associated with our ECHO JV.

(2)	Total new home sales volume included home sales from our ECHO JV.
Loss from home sales and other operations was $1.3 million for 2019, compared to loss from home sales operations and other of $1.9 million for 2018. The decrease in loss from home sales operations and other was due to higher profit from new home sales and reduced loss from used home sales, partially offset by higher home selling expenses.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations.

(amounts in thousands, except rental unit volumes)	2019	2018	Variance	% Change
Rental operations revenue (1)	$45,974	$43,994	$1,980	4.5%
Rental home operating and maintenance	5,562	6,463	(901)	(13.9)%
Income from rental operations	40,412	37,531	2,881	7.7%
Depreciation on rental homes (2)	10,498	9,265	1,233	13.3%
Income from rental operations, net of depreciation	$29,914	$28,266	$1,648	5.8%

Gross investment in new manufactured home rental units (3)	$226,025	$158,649	$67,376	42.5%
Gross investment in used manufactured home rental units	$20,901	$29,525	$(8,624)	(29.2)%

Net investment in new manufactured home rental units	$190,965	$136,473	$54,492	39.9%
Net investment in used manufactured home rental units	$8,961	$14,508	$(5,547)	(38.2)%

Number of occupied rentals – new, end of period (4)	3,175	2,728	447	16.4%
Number of occupied rentals—used, end of period	791	1,224	(433)	(35.4)%
_____________________

(1)
Consisted of Site rental income and home rental income. Approximately $31.2 million and $30.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, of Site rental income were included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income was included in rental home income in the Core Portfolio Income from Property Operations table.

(2)	Included in depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis did not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $16.9 million and $16.2 million at December 31, 2019 and December 31, 2018, respectively.

(4)	Included 289 and 279 homes rented through our ECHO JV in 2019 and 2018, respectively.
The increase in income from rental operations, net of depreciation, was primarily due to an increase in the number of new occupied rental units. This was partially offset by a decrease in the number of used occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses.

(amounts in thousands)	2019	2018	Variance	% Change
Depreciation and amortization	$(152,110)	$(137,209)	$(14,901)	(10.9)%
Interest income	7,207	7,525	(318)	(4.2)%
Income from other investments, net	9,528	10,842	(1,314)	(12.1)%
General and administrative	(35,679)	(37,684)	2,005	5.3%
Other expenses	(2,865)	(1,483)	(1,382)	(93.2)%
Early debt retirement	(1,491)	(1,071)	(420)	(39.2)%
Interest and related amortization	(104,223)	(104,993)	770	0.7%
Total other income and expenses, net	$(279,633)	$(264,073)	$(15,560)	(5.9)%
Total other income and expenses, net increased $15.6 million in 2019 compared to 2018, primarily due to an increase in depreciation and amortization and other expenses as well as a decrease in income from other investments, net.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, homes purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit ("LOC") and proceeds from issuance of equity and debt securities.
Our ATM equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. During the year ended December 31, 2019, we sold 1,010,472 shares of our common stock under our ATM equity offering program for gross cash proceeds of approximately $59.3 million at a weighted average share price of $58.71. As of December 31, 2019, there was $140.7 million available for issuance under our ATM equity program.
On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares. As of December 31, 2019, we have available liquidity in the form of approximately 217.9 million shares of authorized and unissued common stock and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors periodically reviews the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term low-cost secured debt continues to be our focus. The result of our 2019 efforts included a reduction of our weighted average rate from 4.31% to 4.24%. Additionally, as of December 31, 2019, 32.2% of our outstanding debt is fully amortizing.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swap, see Item 8. Financial Statements and Supplementary Data—Note 10. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2019, our LOC has a remaining borrowing capacity of $240.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements using long-term collateralized and uncollateralized borrowings including the issuance of debt securities or the issuance of equity under our ATM equity offering program.
For information regarding our debt activities and related borrowing arrangements, see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements.

Management's Discussion and Analysis (continued)

The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2019	2018	2017
Net cash provided by operating activities	$443,520	$414,084	$377,987
Net cash used in investing activities	(352,089)	(398,065)	(305,355)
Net cash provided by (used in) financing activities	(131,545)	17,324	(98,796)
Net increase (decrease) in cash and restricted cash	$(40,114)	$33,343	$(26,164)

Operating Activities
Net cash provided by operating activities increased $29.4 million to $443.5 million for the year ended December 31, 2019 from $414.1 million for the year ended December 31, 2018. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $28.2 million. The increase in rents and other customer payments received in advance and security deposits was offset by the payment of $4.2 million in 2019 related to the 2016 Long-Term Cash Incentive Plan Award.
Investing Activities
Net cash used in investing activities decreased $46.0 million to $352.1 million for the year ended December 31, 2019 from $398.1 million for the year ended December 31, 2018. The decrease in net cash used in investing activities was primarily due to proceeds received of $77.7 million as a result of the sale of five all-age MH properties during the first quarter of 2019 and a decrease in real estate acquisitions of $48.7 million for 2019 compared to 2018. The decrease in net cash used in investing activities was partially offset by an increase in capital improvements of $76.4 million.
Capital improvements
The table below summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2019	2018	2017
Recurring capital expenditures (1)	$52,159	$44,829	$39,833
Property upgrades and development (2)	59,324	46,161	34,690
New home investments (3) (4)	138,740	84,195	45,640
Used home investments (4)	2,904	3,412	4,298
Total property improvements	253,127	178,597	124,461
Corporate	4,866	3,025	1,589
Total capital improvements	$257,993	$181,622	$126,050
_____________________

(1)	Primarily comprised of common area, utility infrastructure and mechanical improvements.

(2)	Includes $2.5 million and $15.0 million of restoration and improvement capital expenditures related to Hurricane Irma for the years ended December 31, 2019 and December 31, 2018, respectively.

(3)	Excludes new home investments associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.

Financing Activities
Net cash used in financing activities was $131.5 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2018 was $17.3 million. The increase in net cash used in financing activities was primarily due to increased distributions of $26.6 million. Additionally, there were lower proceeds in 2019 from net mortgage activity of $297.5 million and the sale of common stock under our ATM equity program of $19.4 million. These were partially offset by net increased borrowing of $190.0 million on our LOC during 2019.

Management's Discussion and Analysis (continued)

Contractual Obligations
As of December 31, 2019, we were subject to certain contractual payment obligations as described in the following table:

(amounts in thousands)	Total (1)	2020	2021	2022	2023	2024	Thereafter
Long Term Borrowings (2)	$2,271,306	$102,942	$218,780	$187,653	$341,796	$60,856	$1,359,279
Interest Expense (3)	805,828	95,113	88,245	77,274	65,071	58,413	421,712
LOC Maintenance Fee (4)	1,110	612	498	—	—	—	—
Ground Leases (5)	11,429	1,949	1,949	1,479	534	534	4,984
Office and Other Leases	7,698	3,095	2,469	782	552	368	432
Total Contractual Obligations	$3,097,371	$203,711	$311,941	$267,188	$407,953	$120,171	$1,786,407
Weighted average interest rates - Long Term Borrowings	4.23%	4.27%	4.22%	4.15%	4.18%	4.21%	4.24%
 _____________________

(1)	We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.

(2)
Balances exclude note premiums of $1.1 million and unamortized deferred financing costs of $24.0 million. Balances represent debt maturing and scheduled periodic payments on the Consolidated Balance Sheets.

(3)	Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2019.

(4)	As of December 31, 2019, assumes we will not exercise our one-year extension option on October 27, 2021 and assumes we will maintain our current leverage ratios as defined by the LOC.

(5)
Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054. We operate and manage Westwinds and Nicholson Plaza located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Minimum future rental payments for these Properties in 2020, 2021 and 2022 are approximately $1.4 million, $1.4 million and $0.9 million, respectively.

We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2019, approximately 32.2% of our outstanding debt is fully amortizing.

Westwinds

The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Westwinds provides affordable, rent-controlled homes to numerous residents, including families with children and residents over 65 years of age. For the year ended December 31, 2019, Westwinds and Nicholson Plaza generated approximately $5.8 million of net operating income.
The master lessor of these ground leases, The Nicholson Family Partnership (together with its predecessor in interest, the “Nicholsons”), has expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents. We believe the Nicholsons are unlawfully attempting to impose those obligations upon the Operating Partnership.
Westwinds opened in the 1970s and was developed by the original ground lessee with assistance from the Nicholsons. In 1997, the Operating Partnership acquired the leasehold interest in the ground leases. In addition to rent based on the operations of Westwinds, the Nicholsons receive a percentage of gross revenues from the sale of new or used mobile homes in Westwinds.
The Operating Partnership has entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons have an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership has not entered into any subtenancy agreements that extend beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continue by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons’ have made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violates California state and San Jose municipal law because the Nicholsons are demanding that the Operating Partnership remove all residents without just cause and (ii) conflicts with the terms and conditions of the ground leases, which contain no express or implied requirement that the Operating Partnership deliver the property free and clear of all

Management's Discussion and Analysis (continued)

subtenancies at the mobile home park and require, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
On December 30, 2019, the Operating Partnership filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership has no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership filed an amended complaint on January 29, 2020.
The Nicholsons filed a demand for arbitration on January 28, 2020, which they amended on February 21, 2020, pursuant to which they request a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” and that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation. On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion is scheduled to be heard on March 24, 2020.
Following the filing of our lawsuit, the City of San Jose has taken steps to accelerate the passage of a general plan amendment previously under review by the City to change the designation for Westwinds from its current general plan designation of Urban Residential (which would allow for higher density redevelopment), to a newly created designation of Mobile Home Park. In addition to requirements imposed by California state and San Jose municipal law, the change in designation would require, among other things, a further amendment to the general plan to a different land use designation by the City Council prior to any change in use. The Nicholsons have expressed opposition to this change in designation, and the matter is scheduled to be heard by the City Council on March 10, 2020.
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
Impairment of Long-Lived Assets
We review our Properties for impairment whenever events or changes in circumstances indicate that the carrying value of the Property may not be recoverable. The economic performance and value of our real estate investments could be adversely impacted by many factors including factors outside of our control. We consider impairment indicators including, but not limited to, the following:
•national, regional and/or local economic conditions;
•competition from MH and RV communities and other housing options;
•changes in laws and governmental regulations and the related costs of compliance;
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

Management's Discussion and Analysis (continued)

Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, rental rates for our annual RV and marina Sites are established on an annual basis. Our membership subscriptions generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 23.0% of our dues are frozen.

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
The primary market risk related to our long-term indebtedness is our ability to refinance maturing debt. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2020 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2019, we had $48.3 million short-term, secured debt outstanding. In addition, 32.2% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates. For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding secured debt would decrease by approximately $251.4 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $286.8 million. However, if interest rates were to increase or decrease by 1.0%, there would be no effect on our interest expense or cash flows as all of our outstanding debt has either fixed interest rates or variables rates subject to cash flows hedges.
Our $200.0 million senior unsecured term loan, which commenced on October 27, 2017, has variable rates based on LIBOR plus 1.20% to 1.90% per annum. We entered into an interest rate swap, which secured the underlying LIBOR at 1.85% per annum for the first three years, maturing on November 1, 2020. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements and Note 10. Derivative Instruments and Hedging Activities.

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

•	our ability to maintain historical or increase future rental rates and occupancy with respect to properties currently owned or that we may acquire;

•	our ability to attract and retain customers entering, renewing and upgrading membership subscriptions;

•	our assumptions about rental and home sales markets;

•	our ability to manage counter-party risk;

•	our ability to renew our insurance policies at existing rates and on consistent terms;

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2019.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, as stated in its report on Page F-4.
Item 9B. Other Information
None.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2020 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	41,500	$40.65	5,664,562
Equity compensation plans not approved by security holders (2)	N/A	N/A	774,579
Total	41,500	$40.65	6,439,141
_____________________

(1)	Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").

(2)
Represents shares of common stock under our Employee Stock Purchase Plan effective July 1997, as amended and restated in May 2016. Under the Employee Stock Purchase Plan, eligible employees may make contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under NYSE rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K "Security Ownership of Certain Beneficial Owners and Management" required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2020 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.
Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2020 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

3.1(a)	Articles of Amendment and Restatement of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(b)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

3.3(c)	Second Amended and Restated Bylaws effective August 8, 2007

3.4(d)	First Amendment to Second Amended and Restated Bylaws, effective as of February 27, 2018

3.5(e)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective May 2, 2019

4.1(f)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(g)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(h)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(i)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(j)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.5(k)	Amended and Restated Equity Lifestyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.6(l)	Form of Indemnification Agreement

10.8(m)
Second Amended and Restated Credit Agreement, dated as of October 27, 2017, by and among MHC Operating Limited Partnership, as Borrower, Equity Lifestyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein

10.10(m)	Second Amended and Restated Guaranty dated as of October 27, 2017 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(n)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Goldman Sachs & Co., LLC

10.12(n)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.13(n)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.14(n)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.15(n)	Equity Distribution Agreement, dated October 26, 2018, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Morgan Stanley & Co., LLC

10.16(o)	Form of Restricted Share Award Agreement for the Plan

10.17(o)	Form of Option Award Agreement for the Plan

14*	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 28, 2019

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101*
The following materials from Equity LifeStyle Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements.

The following documents are incorporated by reference.

(a)	Included as an exhibit to our Report on Form 8-K dated May 22, 2007

(b)	Included as an exhibit to our Report on Form 8-K dated November 26, 2013

(c)	Included as an exhibit to our Report on Form 8-K dated August 10, 2007

(d)	Included as an exhibit to our Report on Form 8-K dated February 27, 2018

(e)	Included as an exhibit to our Report on Form 8-K dated May 2, 2019

(f)	Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014

(g)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(h)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005

(i)	Included as an exhibit to our Report on Form 8-K dated January 2, 2014

(j)	Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014

(k)	Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016

(l)	Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006

(m)	Included as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2017

(n)	Form of Agreement included as an exhibit to our Report on Form 8-K dated October 26, 2018

(o)	Included as an exhibit to our Report on Form 8-K dated May 13, 2014

*	Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 24, 2020	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2020	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2020	By:	/s/ VALERIE HENRY
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2020
Paul Seavey

/s/ VALERIE HENRY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020
Valerie Henry

/s/ SAMUEL ZELL	Chairman of the Board	February 24, 2020
Samuel Zell

/s/ THOMAS HENEGHAN	Vice-Chairman of the Board	February 24, 2020
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 24, 2020
Andrew Berkenfield

/s/ PHILIP CALIAN	Director	February 24, 2020
Philip Calian

/s/ DAVID CONTIS	Director	February 24, 2020
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 24, 2020
Constance Freedman

/s/ TAO HUANG	Director	February 24, 2020
Tao Huang

/s/ SCOTT PEPPET	Director	February 24, 2020
Scott Peppet

/s/ SHELI ROSENBERG	Director	February 24, 2020
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investment in Real Estate
Description of the Matter
At December 31, 2019, the Company’s net consolidated investment in real estate totaled $4.0 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.
Auditing the Company’s evaluation of investment in real estate for impairment was complex and highly subjective. The determination of the undiscounted cash flows for properties where impairment indicators have been identified are sensitive to significant assumptions such as rental revenue and expense growth rates, and capitalization rates used to estimate the property’s residual value, all of which can be affected by expectations about future market conditions, customer demand, and competition, as well as the Company’s intent to hold and operate the property over the term assumed in the analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating investment in real estate for impairment, including controls over management’s review of the significant assumptions described above.
To test the Company’s process for evaluating investment in real estate for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by the Company to historical operational data of the particular property, current market rates, real estate industry publications, current industry trends and other relevant sources. We also compared the projected net operating income to historical actual results. As part of our evaluation, we assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of certain assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996
Chicago, Illinois
February 24, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2020

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data (adjusted for stock split))

	As of December 31, 2019	As of December 31, 2018
Assets
Investment in real estate:
Land	$1,525,407	$1,408,832
Land improvements	3,336,070	3,143,745
Buildings and other depreciable property	881,572	720,900
	5,743,049	5,273,477
Accumulated depreciation	(1,776,224)	(1,631,888)
Net investment in real estate	3,966,825	3,641,589
Cash and restricted cash	28,860	68,974
Notes receivable, net	37,558	35,041
Investment in unconsolidated joint ventures	20,074	57,755
Deferred commission expense	41,149	40,308
Other assets, net	56,809	46,227
Assets held for sale, net	—	35,914
Total Assets	$4,151,275	$3,925,808
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,049,509	$2,149,726
Term loan, net	198,949	198,626
Unsecured line of credit	160,000	—
Accounts payable and other liabilities	124,665	102,854
Deferred revenue – upfront payments from membership upgrade sales	126,814	116,363
Deferred revenue – annual membership subscriptions	10,599	10,055
Accrued interest payable	8,639	8,759
Rents and other customer payments received in advance and security deposits	91,234	81,114
Distributions payable	58,978	52,617
Liabilities related to assets held for sale	—	12,350
Total Liabilities	2,829,387	2,732,464
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2019 and December 31, 2018; none issued and outstanding.	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 182,089,595 and 179,842,036 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	1,812	1,792
Paid-in capital	1,402,696	1,328,495
Distributions in excess of accumulated earnings	(154,318)	(211,034)
Accumulated other comprehensive income (loss)	(380)	2,299
Total Stockholders’ Equity	1,249,810	1,121,552
Non-controlling interests – Common OP Units	72,078	71,792
Total Equity	1,321,888	1,193,344
Total Liabilities and Equity	$4,151,275	$3,925,808

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$879,635	$821,114	$768,416
Annual membership subscriptions	51,015	47,778	45,798
Membership upgrade sales current period, gross	19,111	15,191	14,132
Membership upgrade sales upfront payments, deferred, net	(10,451)	(7,380)	(4,108)
Other income	43,063	51,935	47,599
Gross revenues from home sales	34,655	36,064	36,302
Brokered resale and ancillary services revenues, net	3,493	3,584	3,798
Interest income	7,207	7,525	7,580
Income from other investments, net	9,528	10,842	5,795
Total revenues	1,037,256	986,653	925,312
Expenses:
Property operating and maintenance	333,520	319,839	300,729
Real estate taxes	62,338	55,892	55,010
Sales and marketing, gross	15,583	12,542	11,438
Membership sales commissions, deferred, net	(1,219)	(813)	(354)
Property management	56,509	53,736	51,252
Depreciation and amortization	152,110	137,209	123,686
Cost of home sales	35,096	37,475	36,513
Home selling expenses	4,401	4,095	4,186
General and administrative	35,679	37,684	31,737
Other expenses	2,865	1,483	1,148
Early debt retirement	1,491	1,071	2,785
Interest and related amortization	104,223	104,993	100,570
Total expenses	802,596	765,206	718,700
Gain on sale of real estate, net	52,507	—	—
Income before equity in income of unconsolidated joint ventures	287,167	221,447	206,612
Equity in income of unconsolidated joint ventures	8,755	4,939	3,765
Consolidated net income	295,922	226,386	210,377

Income allocated to non-controlling interests – Common OP Units	(16,783)	(13,774)	(12,788)
Redeemable perpetual preferred stock dividends	(16)	(16)	(7,685)
Net income available for Common Stockholders	$279,123	$212,596	$189,904

Consolidated net income	$295,922	$226,386	$210,377
Other comprehensive income (loss):
Adjustment for fair market value of swap	(2,679)	1,357	1,169
Consolidated comprehensive income	293,243	227,743	211,546
Comprehensive income allocated to non-controlling interests – Common OP Units	(16,633)	(13,861)	(12,813)
Redeemable perpetual preferred stock dividends	(16)	(16)	(7,685)
Comprehensive income attributable to Common Stockholders	$276,594	$213,866	$191,048

The accompanying notes are an integral part of these consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2019	2018	2017

Earnings per Common Share – Basic	$1.54	$1.19	$1.09

Earnings per Common Share – Fully Diluted	$1.54	$1.19	$1.08

Weighted average Common Shares outstanding – Basic	180,805	177,928	173,994
Weighted average Common Shares outstanding – Fully Diluted	191,995	190,110	186,850

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands; adjusted for stock split)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2016	$1,708	$1,102,194	$136,144	$(231,276)	$(227)	$73,304	$1,081,847
Exchange of Common OP Units for Common Stock	26	16,423	—	—	—	(16,449)	—
Issuance of Common Stock through exercise of options	4	4,846	—	—	—	—	4,850
Issuance of Common Stock through employee stock purchase plan	—	2,061	—	—	—	—	2,061
Issuance of Common Stock	28	120,670	—	—	—	—	120,698
Compensation expenses related to restricted stock and stock options	—	9,352	—	—	—	—	9,352
Repurchase of Common Stock or Common OP Units	—	(3,087)	—	—	—	—	(3,087)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(10,043)	—	—	—	10,043	—
Adjustment for fair market value of swap	—	—	—	—	1,169	—	1,169
Consolidated net income	—	—	7,685	189,904	—	12,788	210,377
Distributions	—	—	(6,928)	(170,608)	—	(11,428)	(188,964)
Series C Preferred stock redemption	—	—	(136,144)	—	—	—	(136,144)
Series C Preferred stock original issuance costs	—	757	(757)	—	—	—	—
Other	—	(1,947)	—	—	—	(170)	(2,117)
Balance as of December 31, 2017	$1,766	$1,241,226	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (ASC 606, Revenue Recognition)	—	—	—	(15,186)	—	—	(15,186)
Balance as of January 1, 2018	1,766	1,241,226	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for Common Stock	2	1,023	—	—	—	(1,025)	—
Issuance of Common Stock through exercise of options	4	3,819	—	—	—	—	3,823
Issuance of Common Stock through employee stock purchase plan	—	2,043	—	—	—	—	2,043
Issuance of Common Stock	20	78,735	—	—	—	—	78,755
Compensation expenses related to restricted stock and stock options	—	9,995	—	—	—	—	9,995
Repurchase of Common Stock or Common OP Units	—	(3,011)	—	—	—	—	(3,011)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,684)	—	—	—	3,684	—
Adjustment for fair market value of swap	—	—	—	—	1,357	—	1,357
Consolidated net income	—	—	16	212,596	—	13,774	226,386
Distributions	—	—	(16)	(196,464)	—	(12,729)	(209,209)
Other	—	(1,651)	—	—	—	—	(1,651)
Balance as of December 31, 2018	$1,792	$1,328,495	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for Common Stock	10	6,539	—	—	—	(6,549)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	2,429	—	—	—	—	2,429
Issuance of Common Stock	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	10,481	—	—	—	—	10,481
Repurchase of Common Stock or Common OP Units	—	(53)		—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,210)	—	—	—	3,210	—
Adjustment for fair market value of swap	—	—	—	—	(2,679)	—	(2,679)
Consolidated net income	—	—	16	279,123	—	16,783	295,922
Distributions	—	—	(16)	(222,407)	—	(13,158)	(235,581)
Other	—	(1,347)	—	—	—	—	(1,347)
Balance as of December 31, 2019	$1,812	$1,402,696	$—	$(154,318)	$(380)	$72,078	$1,321,888

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Consolidated net income	$295,922	$226,386	$210,377
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	(52,507)	—	—
Early debt retirement	1,491	1,071	2,785
Depreciation and amortization	153,980	138,688	124,951
Amortization of loan costs	3,479	3,564	3,546
Debt premium amortization	(483)	(2,259)	(2,211)
Equity in income of unconsolidated joint ventures	(8,755)	(4,939)	(3,765)
Distributions of income from unconsolidated joint ventures	5,133	4,122	3,003
Proceeds from insurance claims, net	(3,530)	(8,525)	(2,722)
Compensation expense related to restricted stock and stock options	10,481	9,995	9,352
Revenue recognized from membership upgrade sales upfront payments	(8,660)	(7,811)	(10,020)
Commission expense recognized related to membership sales	3,667	3,609	4,509
Long-term incentive plan compensation	(2,843)	1,176	1,347
Changes in assets and liabilities:
Notes receivable, net	(2,836)	(247)	(1,510)
Deferred commission expense	(4,508)	(4,274)	(4,577)
Other assets, net	11,621	26,898	31,056
Accounts payable and other liabilities	15,578	9,615	(4,735)
Deferred revenue – upfront payments from membership upgrade sales	19,111	15,191	14,132
Deferred revenue – annual membership subscriptions	544	123	115
Rents and other customer payments received in advance and security deposits	6,635	1,701	2,354
Net cash provided by operating activities	443,520	414,084	377,987
Cash Flows From Investing Activities:
Real estate acquisitions, net	(185,411)	(234,108)	(136,552)
Proceeds from disposition of properties, net	77,746	—	—
Investment in unconsolidated joint ventures	(983)	(4,497)	(33,345)
Distributions of capital from unconsolidated joint ventures	6,352	396	789
Proceeds from insurance claims	8,200	7,943	3,626
Repayments of notes receivable	—	13,823	—
Issuance of notes receivable	—	—	(13,823)
Capital improvements	(257,993)	(181,622)	(126,050)
Net cash used in investing activities	(352,089)	(398,065)	(305,355)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,482	5,813	6,911
Gross proceeds from the issuance of common stock	59,319	78,755	120,698
Distributions:
Common Stockholders	(216,098)	(190,211)	(163,770)
Common OP Unitholders	(13,104)	(12,411)	(11,631)
Preferred Stockholders	(16)	(16)	(6,928)
Share based award tax withholding payments	(53)	(2,958)	(3,087)
Principal payments and mortgage debt repayment	(121,028)	(245,335)	(270,530)
Mortgage notes payable financing proceeds	—	421,774	350,369
Line of Credit payoff	(155,500)	(284,000)	(101,000)
Line of Credit proceeds	315,500	254,000	131,000
Debt issuance and defeasance costs	(1,700)	(6,436)	(12,567)
Redemption of preferred stock	—	—	(136,314)
Other	(1,347)	(1,651)	(1,947)
Net cash provided by (used in) financing activities	(131,545)	17,324	(98,796)
Net increase (decrease) in cash and restricted cash	(40,114)	33,343	(26,164)
Cash and restricted cash, beginning of period	68,974	35,631	61,795
Cash and restricted cash, end of period	$28,860	$68,974	$35,631

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Supplemental information:
Cash paid for interest	$102,027	$102,377	$102,570
Net investment in real estate – reclassification of rental homes	$28,260	$30,799	$30,732
Other assets, net – reclassification of rental homes	$(28,260)	$(30,799)	$(30,732)

Real estate acquisitions:
Investment in real estate	$(249,197)	$(265,129)	$(142,255)
Investment in unconsolidated joint ventures	35,789	—	—
Other assets, net	(1,646)	(59)	(229)
Debt assumed	19,212	9,200	5,900
Debt financed	—	8,786	—
Other liabilities	10,431	13,094	32
Real estate acquisitions, net	$(185,411)	$(234,108)	$(136,552)

Real estate dispositions:
Investment in real estate	$35,572	$—	$—
Notes receivable, net	295	—	—
Other assets, net	97	—	—
Mortgage notes payable, net	(11,175)	—	—
Other liabilities	450	—	—
Gain on sale of real estate, net	52,507	—	—
Real estate dispositions, net	$77,746	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," and "our." We are a fully integrated owner and operator of lifestyle-oriented properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. We provide our customers the opportunity to place manufactured homes, cottages or RVs on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays.
Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We believe we have qualified for taxation as a REIT. To maintain our qualification as a REIT, we must meet certain requirements, which are highly technical and complex. If we fail to qualify as a REIT, we could be subject to U.S. federal income tax at regular corporate rates. Additionally, we could remain disqualified as a REIT for four years following the year we first failed to qualify. Even as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 94.6% as of December 31, 2019. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership ("OP Units") equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as non-controlling interests—Common OP units. As of December 31, 2019, the non-controlling interests—Common OP units were 10,491,222, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
Since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), we have formed Taxable REIT subsidiaries (each, a "TRS") to engage in such activities. Realty Systems, Inc. ("RSI") is our wholly-owned TRS, which owns several Properties. Additionally, RSI is engaged in the business of purchasing, selling and leasing factory-built homes located in Properties owned and managed by us. RSI also offers home sales brokerage services to our residents who choose to sell their homes as opposed to relocating them when moving from a Property. Subsidiaries of RSI also operates ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.

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
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 94.6%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary and we have continued to consolidate the Operating Partnership.
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
On October 15, 2019, we effected a two-for-one-stock split of our common stock. Pursuant to the anti-dilution provision in the Operating Partnership's Agreement of Limited Partnership, the stock split also effected a two-for-one unit split of the outstanding OP Units. All shares of common stock and OP Units and per share data in the consolidated financial statements and accompanying footnotes, for all periods presented, have been adjusted to reflect the stock split.
Certain prior period amounts have been reclassified on the consolidated financial statements to conform with current year presentation.

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
On January 1, 2018, we adopted ("ASU 2017-01") Business Combinations: Clarifying the Definition of a Business (Topic 805) on a prospective basis. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.
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
As of December 31, 2019 and 2018, the gross carrying amount of identified intangible assets and goodwill was approximately $12.1 million, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $3.1 million and $3.0 million as of December 31, 2019 and 2018, respectively.

(f)	Assets Held for Sale
In determining whether to classify a real estate asset held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the real estate asset is probable within one year; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made. If all of the above criteria are met, we classify the real estate asset as held for sale. When all of the above criteria are met, we discontinue depreciation or amortization of the asset, measure it at the lower of its carrying amount or its fair value less estimated cost to sell, and present it separately as assets held for sale, net on the Consolidated Balance Sheets. We also present the liabilities related to assets held for sale, if any, separately on the Consolidated Balance Sheets. In connection with the held for sale evaluation, if the disposal represents a strategic shift that has, or will have, a major effect on the consolidation financial statement, then the transaction is presented as discontinued operations.

(g)	Restricted Cash
As of December 31, 2019 and 2018, restricted cash consists of $25.1 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

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

The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of the notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.
The fair market values of mortgage notes payable, term loan and interest rate derivative are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 9. Borrowing Arrangements and Note 10. Derivative Instruments and Hedging Activities.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions as disclosed in Note 6. Investment in Real Estate.

(i)	Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $24.0 million and $26.4 million as of December 31, 2019 and 2018, respectively.
(j)     Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for receivable from tenants, receivable for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 8. Notes Receivable, Net for definition of these terms). The allowance reflects our best estimate of collectibility risks on outstanding receivables. Our allowance for doubtful accounts was as follows:

	December 31,
(amounts in thousands):	2019	2018	2017
Balance, beginning of year	$5,230	$5,545	$5,378
Provision for losses	3,929	4,154	4,181
Write-offs	(2,573)	(4,469)	(4,014)
Balance, end of year	$6,586	$5,230	$5,545

(k)	Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with the Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. For more information on the adoption of the new lease accounting standard, see section (o) Recently Adopted Accounting Pronouncements within this Note 2 for further discussion.
A membership subscription gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties are provided. Membership upgrades grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years, which is our estimated membership upgrade contract term. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred. Sales from membership subscriptions, upgrades and home sales are accounted for in accordance with ASC 606, Revenue from Contracts with Customers.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Stock-based compensation expense for restricted stock awards with performance conditions is measured based on the grant date fair value and recognized on a straight-line basis over the performance period of the individual grants, when achieving the performance targets is considered probable. We estimate and revisit the probability of achieving the performance targets periodically by updating our forecasts throughout the performance period as necessary.
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
The OP Units are exchangeable for shares of common stock on a one-for-one basis at the option of the Common OP Unitholders, which we may, in our discretion, cause the Operating Partnership to settle in cash. The exchange is treated as a capital transaction, which results in an allocation between stockholders' equity and non-controlling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of OP Units held by the Common OP Unitholders by the total OP Units held by the Common OP Unitholders and the shares of common stock held by the common stockholders. Issuance of additional shares of common stock or OP Units would change the percentage ownership of both the non-controlling interests – Common OP units and the common stockholders.

(n)	Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of both December 31, 2019 and 2018, the REIT had a federal net operating loss carryforward of approximately $74.1 million. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2019 and 2018.
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2019 and 2018 .
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.
As of December 31, 2019, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $3.7 billion (unaudited) and $39.6 million (unaudited), respectively.
During the years ended December 31, 2019, 2018 and 2017, our tax treatment of common stock distributions, as adjusted for the stock split, was as follows (unaudited):

	2019	2018	2017
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.241	$1.069	$0.829
Long-term capital gains	—	—	0.359
Non-dividend distributions	—	—	—
Distributions declared per common stock outstanding	$1.241	$1.069	$1.188

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

The quarterly dividend paid on January 11, 2019 is a split-year distribution with $0.031500 (unaudited) per share of common stock considered a distribution made in 2019 for federal income tax purposes. The quarterly distribution paid on January 10, 2020 is a split year distribution with $0.290788 (unaudited) per share of common stock considered a distribution made in 2019 and $0.015462 (unaudited) allocable to 2020 for federal income tax purposes.

(o)	Recently Adopted Accounting Pronouncements
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
In August 2018, the FASB issued ("ASU 2018-15") Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides clarity on the accounting for implementation costs of a cloud computing arrangement that is a service contract. The project stage (that is, preliminary project stage, application development stage, or post implementation stage) and the nature of the implementation costs determine which costs to capitalize as an asset related to the service contract and which ones to expense. This update also requires the capitalized implementation costs to be expensed over the term of the arrangement and presented in the same line item in the consolidated financial statements as the fees associated with the service of the arrangement. ASU 2018-15 is effective in fiscal years beginning after December 15, 2019, including interim periods within those years. The updated guidance will be applied prospectively to all implementation costs incurred after the date of adoption. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
We will adopt the new standard effective January 1, 2020 using the modified retrospective approach. We have receivables for annual membership subscriptions, membership upgrades and chattel financing that are subject to this new guidance. Our current allowance model, consistent with existing GAAP, reserves for credit losses when the probable recognition threshold is

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

met. This new guidance replaces the probable recognition threshold for credit losses with a methodology that estimates credit losses expected over the life of financial assets. We have developed an allowance model that incorporates this principle, which calculates reserves over the life of the receivable and is largely driven by risk characteristics of our receivable portfolio. We use assumptions primarily based on the existing probability of default and incorporated information on current conditions and forecast information, where applicable. We expect to recognize a cumulative-effect adjustment of $3.9 million, which will decrease the opening retained earnings as of January 1, 2020.

Note 3—Leases
Lessor
Rental income derived from customers renting our Sites is accounted for in accordance with ASC 842, Leases, and is recognized over the term of the respective operating lease or the length of a customer's stay. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our communities.
The leases entered into between the customer and us for a rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenants are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of December 31, 2019
2020	$77,031
2021	77,457
2022	47,978
2023	20,001
2024	20,024
Thereafter	78,836
Total	$321,327

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2026. For the years ended December 31, 2019, 2018 and 2017, total operating lease payments were $9.3 million, $8.3 million and $8.0 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)

The following table presents the operating lease payments for the year ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Fixed lease cost:
Ground leases	$5,727	$5,537	$5,248
Office and other leases	2,869	2,114	2,135
Variable lease cost:
Ground leases	639	599	562
Office and other leases	72	39	10
Total lease cost	$9,307	$8,289	$7,955

The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2019:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2020	$1,949	$3,095	$5,044
2021	1,949	2,469	4,418
2022	1,479	782	2,261
2023	534	552	1,086
2024	534	368	902
Thereafter	4,984	432	5,416
Total undiscounted rental payments	11,429	7,698	19,127
Less imputed interest	(2,399)	(569)	(2,968)
Total lease liabilities	$9,030	$7,129	$16,159

ROU assets and lease liabilities from our operating leases included within other assets, net and accounts payable and other liabilities on the Consolidated Balance Sheets were $15.1 million and $16.2 million, respectively, as of December 31, 2019. The weighted average remaining lease term for our operating leases was 7 years and the weighted average incremental borrowing rate was 4.4% at December 31, 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Earnings Per Common Share

Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), as adjusted for the stock split, for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(amounts in thousands, except per share data)	2019	2018	2017
Numerators:
Net income available to Common Stockholders—Basic	$279,123	$212,596	$189,904
Amounts allocated to dilutive securities	16,783	13,774	12,788
Net income available to Common Stockholders—Fully Diluted	$295,906	$226,370	$202,692
Denominator:
Weighted average Common Shares outstanding—Basic	180,805	177,928	173,994
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,934	11,586	12,066
Stock options and restricted stock	256	596	790
Weighted average Common Shares outstanding—Fully Diluted	191,995	190,110	186,850

Earnings per Common Share—Basic:	$1.54	$1.19	$1.09

Earnings per Common Share—Fully Diluted:	$1.54	$1.19	$1.08

Note 5—Common Stock and Other Equity Related Transactions
Increase in Authorized Shares
On April 30, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 400,000,000 shares.
Two-for-One Common Stock and OP Units Split
On October 15, 2019, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record as of October 1, 2019. In connection with our stock split, the OP Units of our Operating Partnership were also split on a two-for-one basis.
Equity Offering Program
On October 26, 2018, we entered into a new at-the-market ("ATM") equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of December 31, 2019, we have $140.7 million of common stock available for issuance.
The following table presents the shares that were issued under our ATM equity offering programs, as adjusted for the stock split, during the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(amounts in thousands, except share data)	2019	2018	2017
Shares of common stock sold	1,010,472	1,722,282	2,760,034
Weighted average price	$58.71	$45.73	$43.73
Total gross proceeds	$59,319	$78,755	$120,698
Commissions paid to sales agents	$771	$1,028	$1,512

Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)

stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2019, 2018 and 2017 were 40,934, 44,142 and 49,430, respectively. As of December 31, 2019, 774,579 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 10,491,222, 11,491,932, and 11,668,200 outstanding at December 31, 2019, 2018 and 2017, respectively), as adjusted for the stock split:

	Years Ended December 31,
	2019	2018	2017
Shares outstanding at January 1,	179,842,036	177,170,320	171,058,772
Common stock issued through the ATM Equity Offering Program and its predecessor	1,010,472	1,722,282	2,760,034
Common stock issued through exchange of OP Units	997,750	176,268	2,671,800
Common stock issued through exercise of options	5,600	405,600	440,000
Common stock issued through restricted stock grants	193,262	385,010	260,852
Common stock forfeitures	—	—	(1,980)
Common stock issued through ESPP and Dividend Reinvestment Plan	41,589	45,144	50,202
Common stock repurchased and retired	(1,114)	(62,588)	(69,360)
Shares outstanding at December 31,	182,089,595	179,842,036	177,170,320

During the years ended December 31, 2019, 2018 and 2017, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $47.48, $48.12 and $44.51 per share, respectively.
As of December 31, 2019, 2018 and 2017, ELS' percentage ownership of the Operating Partnership was approximately 94.6%, 94.0% and 93.8%, respectively. The remaining approximately 5.4%, 6.0% and 6.2% as of December 31, 2019, 2018 and 2017, respectively, was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2017:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.2438	March 31, 2017	March 31, 2017	April 14, 2017
$0.2438	June 30, 2017	June 30, 2017	July 14, 2017
$0.2438	September 30, 2017	September 29, 2017	October 13, 2017
$0.2438	December 31, 2017	December 29, 2017	January 12, 2018
$0.2750	March 31, 2018	March 30, 2018	April 13, 2018
$0.2750	June 30, 2018	June 29, 2018	July 13, 2018
$0.2750	September 30, 2018	September 28, 2018	October 12, 2018
$0.2750	December 31, 2018	December 28, 2018	January 11, 2019
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Real Estate
Acquisitions
We acquired all of the following Properties from unaffiliated third parties:
During the year ended December 31, 2019, we acquired four RV communities, including White Oak Shores, located in Stella, North Carolina, Round Top and Drummer Boy, located in Gettysburg, Pennsylvania, and Lake of the Woods, located in Wautoma, Wisconsin for a combined purchase price of $58.3 million. These properties contain 1,614 Sites. As a result of these acquisitions, we assumed approximately $18.6 million of mortgage debt, excluding mortgage premiums of $0.6 million. The remaining purchase price was funded with available cash. We also completed the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida for a purchase price of approximately $49.0 million. As part of the acquisition, we also funded the repayment of the joint venture's non-transferable debt of approximately $72.0 million. The transaction was funded with proceeds from the unsecured Line of Credit ("LOC"). In addition, the gross carrying value of the joint venture investment of $35.8 million was included in the total fair value of $162.2 million that was allocated to the real estate assets. We also acquired additional assets, including three land parcels, for a combined purchase price of $28.1 million. All acquisitions were accounted for as asset acquisitions.
During the year ended December 31, 2018, we acquired four RV communities, including Sunseekers, located in North Fort Myers, Florida, Holiday Travel Park, located in Holiday, Florida, Timber Creek, located in Waverly, Rhode Island, and King Nummy, located in Cape May Court House, New Jersey and four MH communities, including Everglades Lakes, Serendipity, Kingswood and Palm Lake located in Fort Lauderdale, Clearwater, Riverview and Riviera Beach, Florida, respectively, for a combined purchase price of $251.7 million. These properties contain 3,712 Sites. As a result of these acquisitions, we assumed approximately $9.2 million of mortgage debt and entered into new mortgage debt of $8.8 million. The remaining purchase price was funded with available cash, proceeds from the ATM equity offering program and the LOC. We also acquired two vacant land parcels adjacent to our other communities for a combined purchase price of $2.8 million. All acquisitions were accounted for as asset acquisitions.
During the year ended December 31, 2017, we acquired Bethpage Camp Resort and Grey's Point Camp, two RV communities in Urbanna and Topping, Virginia, respectively, and Paradise Park Largo, a MH community in Largo, Florida for a combined purchase price of $142.4 million. These Properties include 1,870 sites. As a result of these acquisitions, we assumed approximately $5.9 million of mortgage debt. The remaining purchase price was funded with available cash, proceeds from the ATM equity offering program and the LOC. We accounted for the 2017 acquisitions under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”).

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Real Estate (continued)
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2019, 2018 and 2017, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2019	2018	2017(a)
Assets acquired
Land	$116,575	$171,111	$82,539
Buildings and other depreciable property	125,721	84,019	55,903
Manufactured homes (b)	1,382	140	840
In-place leases (b)	5,519	9,859	2,973
Net investment in real estate	$249,197	$265,129	$142,255
Other assets	1,646	59	229
Total assets acquired	$250,843	$265,188	$142,484
Liabilities assumed
Mortgage notes payable	$19,212	$9,200	$5,900
Below-market lease liability (c)	—	10,645	—
Other liabilities	10,431	2,449	32
Total liabilities assumed	$29,643	$22,294	$5,932
Net assets acquired	$221,200	$242,894	$136,552

_____________________
(a)During the year ended December 31, 2018, we finalized the purchase price allocation on the 2017 acquisitions accounted for as business combinations.
(b)Manufactured homes and in-place leases are included in buildings and other depreciable property on the Consolidated Balance Sheets.
(c)Below-market lease liability is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
Dispositions
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million and recognized a gain of $52.5 million, net of transaction costs, during the first quarter of 2019. The assets sold included $35.4 million of net investment in real estate and $0.5 million of other assets that were held for sale as of December 31, 2018. In connection with the sale of these communities, we defeased $11.2 million of mortgage debt that was secured by these communities. The associated assets and liabilities were classified as held for sale as of December 31, 2018.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2019 and 2018, respectively):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites	Economic Interest (a)		2019	2018	2019	2018	2017
Meadows	Various (2,2)	1,077	50%		$146	$346	$1,400	$1,839	$2,197
Lakeshore	Florida (3,3)	721	(b)		2,467	2,263	263	22	115
Voyager	Arizona (1,1)	1,801	50%	(c)	599	3,135	2,951	995	891
Loggerhead	Florida	2,343	—%	(d)	—	35,789	3,501	1,486	230
ECHO JV	Various	—	50%		16,862	16,222	640	597	332
		5,942			$20,074	$57,755	$8,755	$4,939	$3,765
_____________________

(a)	The percentages shown approximate our economic interest as of December 31, 2019. Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.

(c)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing this Property.

(d)	On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture (see Note 6. Investment in Real Estate). Loggerhead sites represent marina slip count.
We recognized $8.8 million, $4.9 million, and $3.8 million (net of $1.2 million, $1.8 million and $1.5 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017, respectively. We received approximately $11.5 million, $4.5 million and $3.8 million in distributions from joint ventures for the years ended December 31, 2019, 2018 and 2017, respectively. Approximately $3.5 million, $0.2 million and $0.8 million of the distributions made to us exceeded our basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2019, 2018, and 2017 respectively.

Note 8—Notes Receivable, Net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades ("Contracts Receivable"). As of December 31, 2019 and 2018, Contracts Receivable, net of allowance, was $25.2 million and $21.9 million, respectively. Contracts Receivable, as of December 31, 2019, had an average stated interest rate of 16.7% per annum, a weighted average term remaining of 4.2 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as "Chattel Loans"). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2019 and 2018, we had $12.3 million and $13.4 million of Chattel Loans, respectively. As of December 31, 2019, the Chattel Loans receivable had an average stated interest rate of approximately 7.7% per annum and had a weighted average term remaining of approximately 12 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements

Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2019 and 2018. The following table presents the fair value of our mortgage notes payable:

	As of December 31, 2019		As of December 31, 2018
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,227,185	$2,072,416	$2,164,563	$2,174,715

As of December 31, 2019 and 2018, we had outstanding mortgage indebtedness on Properties of approximately $2,049.5 million and $2,149.7 million, respectively, excluding liabilities classified as held for sale and net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of December 31, 2019 and December 31, 2018, was approximately 4.5% and 4.7% per annum, respectively. The debt bears interest at stated rates ranging from 3.5% to 8.9% per annum and matures on various dates ranging from 2020 to 2041. The debt encumbered a total of 116 and 118 of our Properties as of December 31, 2019 and December 31, 2018, respectively, and the gross carrying value of such Properties was approximately $2,524.7 million and $2,509.5 million, as of December 31, 2019 and December 31, 2018, respectively.
2019 Activity
We defeased mortgage debt of $11.2 million in conjunction with the disposition of the five all-age MH communities as disclosed in Note 6. Investment in Real Estate. These loans had a weighted average interest rate of 5.0% per annum. We also assumed mortgage debt of $18.6 million, excluding mortgage note premium of $0.6 million, in connection with the acquisitions that were closed during the year ended December 31, 2019. These loans carry a weighted average interest rate of 5.4% per annum and mature between 2022 and 2024.
We also repaid $66.8 million of principal on four mortgage loans that were due to mature in 2020, incurring $1.4 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 6.9% per annum and were secured by three MH and one RV communities.
2018 Activity
We entered into two secured credit facilities with gross proceeds of $357.8 million, with a weighted average maturity of 14.8 years and a weighted average interest rate of 4.2%. We also closed on one loan secured by two RV communities for gross proceeds of $64.0 million. The loan has a term of 20 years and carries an interest rate of 4.8% per annum. Additionally, in connection with the Serendipity acquisition, we assumed $9.2 million of debt and obtained $8.8 million of additional financing for a total of $18.0 million, secured by the MH community. The debt carries a weighted average interest rate of 4.8% and matures in 2039.
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

Note 9—Borrowing Arrangements (continued)

Second Amended and Restated Unsecured Credit Facility
During the year ended December 31, 2017, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent, and other lenders named therein, which amended and restated the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014, pursuant to which we have access to a $400.0 million unsecured Line of Credit (the “LOC”) and entered into a $200.0 million senior unsecured term loan (the “Term Loan”). The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six-month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%. The spread over LIBOR varies quarterly based on leverage measured throughout the loan term. In 2017, we incurred commitment and arrangement fees of approximately $3.7 million to extend the LOC and enter into the Term Loan, as discussed below.
Unsecured Line of Credit
During the year ended December 31, 2019, we paid off and borrowed amounts on our LOC, leaving a balance of $160.0 million outstanding as of December 31, 2019. As of December 31, 2019, our LOC has a remaining borrowing capacity of $240.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC had no outstanding balance as of December 31, 2018.
Term Loan
Our $200.0 million unsecured Term Loan matures on April 27, 2023 and has an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty. The spread over LIBOR varies quarterly based on leverage measured throughout the loan term. The Term Loan contains customary representations, warranties, and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, as amended under the Second Amended and Restated Credit Agreement, we also entered into a three-year LIBOR Swap Agreement (the "2017 Swap") allowing us to trade the variable interest rate for a fixed interest rate on the Term Loan. See Note 10. Derivative Instruments and Hedging Activities for further discussion.
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2019:

(amounts in thousands)	Amount
2020	$102,942
2021	218,780
2022	187,653
2023	341,796
2024	60,856
Thereafter	1,359,279
Net unamortized premiums	1,110
Unamortized deferred financing costs	(23,958)
Total	$2,248,458
As of December 31, 2019, we were in compliance in all material respects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities

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
Our previous swap, entered into in 2014, matured during 2017. In connection with our Term Loan, we entered into the 2017 Swap (see Note 9. Borrowing Arrangements for further discussion on the Term Loan) allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The 2017 Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum for the first three years and matures on November 1, 2020. Based on the leverage as of December 31, 2019 and 2018, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2019	2018
Interest Rate Swap	Other assets, net	$—	$2,299
Interest Rate Swap	Accounts payable and other liabilities	$380	$—

The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2019	2018	2017	(amounts in thousands)	2019	2018	2017
Interest Rate Swap	$1,847	$(1,613)	$(869)	Interest Expense	$(832)	$(256)	$300

During the next twelve months, we estimate that an additional $0.4 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2019, we did not post any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense

The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of
(amounts in thousands)	2019	2018
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$116,363	$85,596
Cumulative effect of change in accounting principle (1)	—	23,387
Deferred revenue - upfront payments from membership subscriptions as of January 1,	116,363	108,983
Membership upgrade sales current period, gross	19,111	15,191
Revenue recognized from membership upgrade sales upfront payments	(8,660)	(7,811)
Net increase in deferred revenue - upfront payments from membership grade sales	10,451	7,380
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$126,814	$116,363

Deferred commission expense as of December 31	$40,308	$31,443
Cumulative effect of change in accounting principle (1)	—	8,200
Deferred commission expense as of January 1,	40,308	39,643
Deferred commission expense	4,508	4,274
Commission expense recognized	(3,667)	(3,609)
Net increase in deferred commission expense	841	665
Deferred commission expense as of December 31,	$41,149	$40,308
_____________________

(1)	The cumulative effect adjustments resulting from the adoption of ASU 2014-09 as of January 1, 2018.

Note 12—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.7 million for the year ended December 31, 2019, and $1.4 million for the years ended December 31, 2018 and 2017.

Note 13—Equity Incentive Awards
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
Equity awards under the 2014 Plan are made by the Compensation Committee, who determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. As of December 31, 2019, 5,664,562 shares remained available for future grants.
Restricted stock and options under the 2014 Plan have a maximum contractual term of ten years from the date of grant and have an exercise price not less than the fair value of the stock on the grant date. Individual grants could have different vesting periods but generally no longer than three and a half years. All restricted stock awards have non-forfeitable rights to dividend payments even if the underlying stock does not entirely vest.

Grants Issued

During the quarter ended March 31, 2019, 122,400 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2020, January 29, 2021, and January 31, 2022, respectively, and have a grant date fair value of $3.2 million. The remaining

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)

50% are performance-based awards, vesting in equal installments over a three-year period on January 31, 2020, January 29, 2021, and January 31, 2022, respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 20,402 shares of restricted stock awarded in 2019 subject to 2019 performance goals have a grant date fair value of $1.1 million.

During the quarter ended June 30, 2019, 70,862 shares of restricted stock were awarded to certain members of our Board of Directors at a fair value of approximately $4.1 million. These shares are time-based awards subject to various vesting dates between October 30, 2019 and April 30, 2022.
Stock-based compensation expense, reported in general and administrative on the Consolidated Statements of Income and Comprehensive income, for the years ended December 31, 2019, 2018 and 2017 was $10.5 million, $10.0 million and $9.4 million, respectively.
Restricted Stock
A summary of our restricted stock activities and related information, as adjusted for stock split, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	131,214	$31.84
Shares granted	260,852	$38.13
Shares forfeited	(1,980)	$40.27
Shares vested	(250,542)	$34.40
Balance at December 31, 2017	139,544	$38.89
Shares granted	385,010	$43.01
Shares vested	(224,852)	$40.74
Balance at December 31, 2018	299,702	$42.78
Shares granted	193,262	$55.51
Shares vested	(74,222)	$43.72
Balance at December 31, 2019	418,742	$48.32

Compensation expense to be recognized subsequent to December 31, 2019 for restricted stock granted during or prior to 2019 that have not yet vested was $11.1 million, which is expected to be recognized over a weighted average term of 1.7 years.
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation, as adjusted for stock split:

	2018	2017
Dividend Yield	2.5%	2.4%
Risk-free interest rate	2.8%	1.9%
Expected Life	5.6 years	5.5 years
Expected Volatility	16.7%	17.8%
Weighted Average Grant Date Fair Value Per Share	$6.48	$5.50

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)

There were no stock options granted during 2019. No options were forfeited or expired during the years ended December 31, 2019, 2018 and 2017. A summary of our stock option activity and related information, as adjusted for stock split, is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2016	866,300	$10.72	1.7	$22.0
Options issued	13,860	$40.58
Options exercised	(440,000)	$11.02		$14.5
Balance at December 31, 2017	440,160	$11.36	1.6	$14.6
Options issued	12,540	$44.83
Options exercised	(405,600)	$9.43		$16.9
Balance at December 31, 2018	47,100	$36.95	7.3	$0.5
Options exercised	(5,600)	$9.43		$0.2
Balance at December 31, 2019	41,500	$40.65	7.3	$1.2
Exercisable at December 31, 2019	37,782	$40.24	7.2	$1.1

Cash proceeds received from stock options exercised during the years ended 2019 and 2018 and 2017 were $0.1 million,$3.8 million and $4.9 million respectively.

Note 14—Long-Term Cash Incentive Plan
2019 LTIP
On February 11, 2019, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2019 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. The 2019 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the "Eligible Payment") is based upon certain performance conditions being met over a three-year period ending December 31, 2021.

The Compensation Committee has responsibility for administering the 2019 LTIP and may use its reasonable discretion to adjust the performance criteria or the Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2019 LTIP. The Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2021 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2019 LTIP. For the year ended December 31, 2019, we accrued compensation expense of approximately $1.5 million.
2016 LTIP
On February 12, 2016, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the "2016 LTIP") to provide a long-term cash bonus opportunity to certain members of our management. The 2016 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the "Eligible Payment") was based upon certain performance conditions being met over a three-year period ending December 31, 2018. For the years ended December 31, 2018 and 2017, we accrued compensation expense of approximately $1.2 million and $1.3 million, respectively. The Eligible Payment of $4.2 million was paid during the first quarter of 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Savings Plan

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
Our contribution to the 401K Plan was approximately $1.9 million, $1.7 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 16—Commitments and Contingencies

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
The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. The master lessor of these ground leases, The Nicholson Family Partnership (the “Nicholsons”), has expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents.
We believe the Nicholsons’ demand is unlawful, and on December 30, 2019, the Operating Partnership filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership has no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership filed an amended complaint on January 29, 2020. The Nicholsons filed a demand for arbitration on January 28, 2020, which they amended on February 21, 2020, pursuant to which they request a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms.” On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion is scheduled to be heard on March 24, 2020. We intend to continue to vigorously defend our interests in this matter. As of December 31, 2019 we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments

Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"). The CODM evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income ("NOI"). NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income and depreciation and amortization.
We have identified two reportable segments: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the total portfolio from regional economic influences.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2019, 2018 and 2017.
The following tables summarize our segment financial information for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$969,560	$50,961	$1,020,521
Operations expenses	(461,128)	(45,100)	(506,228)
Income from segment operations	508,432	5,861	514,293
Interest income	3,856	3,324	7,180
Depreciation and amortization	(141,472)	(10,638)	(152,110)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$423,323	$(1,453)	$421,870
Reconciliation to consolidated net income:
Corporate interest income			27
Income from other investments, net			9,528
General and administrative			(35,679)
Other expenses			(2,865)
Interest and related amortization			(104,223)
Equity in income of unconsolidated joint ventures			8,755
Early debt retirement			(1,491)
Consolidated net income			$295,922

Total assets	$3,878,770	$272,505	$4,151,275
Capital improvements	$116,349	$141,644	$257,993

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

	Year Ended December 31, 2018
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$916,565	$51,721	$968,286
Operations expenses	(434,360)	(48,406)	(482,766)
Income from segment operations	482,205	3,315	485,520
Interest income	3,374	3,898	7,272
Depreciation and amortization	(127,399)	(9,810)	(137,209)
Gain on sale of real estate, net	—	—	—
Income (loss) from operations	$358,180	$(2,597)	$355,583
Reconciliation to consolidated net income:
Corporate interest income			253
Income from other investments, net			10,842
General and administrative			(37,684)
Other expenses			(1,483)
Interest and related amortization			(104,993)
Equity in income of unconsolidated joint venture			4,939
Early debt retirement			(1,071)
Consolidated net income			$226,386

Total assets	$3,692,510	$233,298	$3,925,808
Capital Improvements	$94,015	$87,607	$181,622

	Year Ended December 31, 2017
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$859,582	$52,355	$911,937
Operations expenses	(411,465)	(47,309)	(458,774)
Income from segment operations	448,117	5,046	453,163
Interest income	3,048	4,192	7,240
Depreciation and amortization	(113,072)	(10,614)	(123,686)
Gain on sale of real estate, net	—	—	—
Income (loss) from operations	$338,093	$(1,376)	$336,717
Reconciliation to consolidated net income:
Corporate interest income			340
Income from other investments, net			5,795
General and administrative			(31,737)
Other expenses			(1,148)
Interest and related amortization			(100,570)
Equity in income of unconsolidated joint ventures			3,765
Early debt retirement			(2,785)
Consolidated net income			$210,377

Total assets	$3,386,084	$223,948	$3,610,032
Capital Improvements	$76,112	$49,938	$126,050

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Revenues:
Rental income	$864,701	$806,785	$754,072
Annual membership subscriptions	51,015	47,778	45,798
Membership upgrade sales current period, gross	19,111	15,191	14,132
Membership upgrade sales upfront payments, deferred, net	(10,451)	(7,380)	(4,108)
Other income	43,063	51,935	47,599
Ancillary services revenues, net	2,121	2,256	2,089
Total property operations revenues	969,560	916,565	859,582
Expenses:
Property operating and maintenance	327,917	313,003	294,119
Real estate taxes	62,338	55,892	55,010
Sales and marketing, gross	15,583	12,542	11,438
Membership sales commissions, deferred, net	(1,219)	(813)	(354)
Property management	56,509	53,736	51,252
Total property operations expenses	461,128	434,360	411,465
Income from property operations segment	$508,432	$482,205	$448,117

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Revenues:
Rental income (1)	$14,934	$14,329	$14,344
Gross revenue from home sales	34,655	36,064	36,302
Brokered resale revenues, net	1,372	1,290	1,235
Ancillary services revenues, net	—	38	474
Total revenues	50,961	51,721	52,355
Expenses:
Cost of home sales	35,096	37,475	36,513
Home selling expenses	4,401	4,095	4,186
Rental home operating and maintenance	5,603	6,836	6,610
Total expenses	45,100	48,406	47,309
Income from home sales and rentals operations segment	$5,861	$3,315	$5,046
_____________________

(1)	Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Quarterly Financial Data (unaudited)

	2019
(amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$259,090	$248,366	$271,160	$258,640
Consolidated net income	$120,535	$49,085	$68,176	$58,126
Net income available for Common Stockholders	$113,309	$46,401	$64,461	$54,952
Basic weighted average Common Shares	179,560	180,312	181,649	181,664
Diluted weighted average Common Shares	191,248	191,860	192,400	192,458
Earnings per Common Share — Basic	$0.63	$0.26	$0.35	$0.30
Earnings per Common Share — Fully Diluted	$0.63	$0.26	$0.35	$0.30

	2018
(amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$246,025	$240,502	$256,675	$243,451
Consolidated net income	$64,177	$49,169	$59,660	$53,380
Net income available for Common Stockholders (1)	$60,222	$46,137	$56,070	$50,166
Basic weighted average Common Shares	177,048	177,098	178,400	179,140
Diluted weighted average Common Shares	189,154	189,246	190,526	191,154
Earnings per Common Share — Basic	$0.34	$0.26	$0.31	$0.28
Earnings per Common Share — Fully Diluted	$0.34	$0.26	$0.31	$0.28

_____________________
(1)    The sum of the four quarterly results may not total to the full year results due to rounding.

Note 19—Subsequent Events

Equity Incentive Awards
On February 11, 2020, the Compensation Committee approved the 2020 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 90,933 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 29, 2021, January 31, 2022 and January 27, 2023, respectively, and have a grant date fair value of $3.3 million. The remaining 50% are performance-based awards vesting in equal installments on on January 29, 2021, January 31, 2022 and January 27, 2023, respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 15,154 shares of restricted stock subject to 2020 performance goals have a grant date fair value of $1.1 million.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$1,277	$212	$1,887	$2,099	$(355)	2006
Apache East	Apache Junction	AZ	(5,045)	2,236	4,181	—	191	2,236	4,372	6,608	(1,433)	2011
Countryside RV	Apache Junction	AZ	(8,225)	2,056	6,241	—	1,733	2,056	7,974	10,030	(4,397)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	290	2,394	4,306	6,700	(1,380)	2011
Golden Sun RV	Apache Junction	AZ	(5,834)	1,678	5,049	—	770	1,678	5,819	7,497	(3,197)	2002
Valley Vista	Benson	AZ	—	115	429	—	243	115	672	787	(203)	2010
Casita Verde RV	Casa Grande	AZ	—	719	2,179	—	257	719	2,436	3,155	(1,059)	2006
Fiesta Grande RV	Casa Grande	AZ	—	2,869	8,653	—	1,298	2,869	9,951	12,820	(4,251)	2006
Foothills West RV	Casa Grande	AZ	—	747	2,261	—	546	747	2,807	3,554	(1,239)	2006
Sunshine Valley	Chandler	AZ	(22,798)	9,139	12,912	—	605	9,139	13,517	22,656	(4,350)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	6,513	1,456	9,903	11,359	(2,537)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	3,382	2,103	9,665	11,768	(5,247)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,236	2,450	8,688	11,138	(5,853)	1998
Palm Shadows	Glendale	AZ	(5,413)	1,400	4,218	—	1,701	1,400	5,919	7,319	(4,569)	1993
Hacienda De Valencia	Mesa	AZ	(20,119)	833	2,701	—	5,159	833	7,860	8,693	(5,717)	1984
Mesa Spirit	Mesa	AZ	(16,481)	17,382	25,238	192	58	17,574	25,296	42,870	(4,859)	2014
Monte Vista	Mesa	AZ	(20,907)	11,402	34,355	—	26,244	11,402	60,599	72,001	(21,226)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	3,357	1,273	8,017	9,290	(5,749)	1994
The Highlands at Brentwood	Mesa	AZ	(12,635)	1,997	6,024	—	2,318	1,997	8,342	10,339	(6,614)	1993
Viewpoint	Mesa	AZ	(49,152)	24,890	56,340	15	24,048	24,905	80,388	105,293	(35,114)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	1,753	932	4,972	5,904	(3,684)	1994
Casa del Sol West I	Peoria	AZ	—	2,215	6,467	—	2,577	2,215	9,044	11,259	(5,374)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,071	706	4,111	4,817	(2,741)	1998
Central Park	Phoenix	AZ	(11,846)	1,612	3,784	—	1,961	1,612	5,745	7,357	(4,825)	1983
Desert Skies	Phoenix	AZ	(4,621)	792	3,126	—	883	792	4,009	4,801	(2,760)	1998
Sunrise Heights	Phoenix	AZ	(5,661)	1,000	3,016	—	1,872	1,000	4,888	5,888	(3,480)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	477	670	2,618	3,288	(1,830)	1998
Desert Vista	Salome	AZ	—	66	268	—	289	66	557	623	(181)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	2,178	1,096	5,609	6,705	(3,422)	1997
Venture In	Show Low	AZ	—	2,050	6,188	—	719	2,050	6,907	8,957	(3,109)	2006
Paradise	Sun City	AZ	—	6,414	19,263	11	2,905	6,425	22,168	28,593	(11,937)	2004
The Meadows	Tempe	AZ	(16,454)	2,613	7,887	—	4,512	2,613	12,399	15,012	(9,161)	1994
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,427	1,674	7,135	8,809	(4,806)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Westpark	Wickenburg	AZ	(8,605)	4,495	10,517	—	2,296	4,495	12,813	17,308	(3,563)	2011
Araby	Yuma	AZ	—	1,440	4,345	—	1,140	1,440	5,485	6,925	(2,763)	2003
Cactus Gardens	Yuma	AZ	(6,232)	1,992	5,984	—	547	1,992	6,531	8,523	(3,316)	2004
Capri RV	Yuma	AZ	—	1,595	4,774	—	456	1,595	5,230	6,825	(2,295)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	379	666	2,390	3,056	(1,236)	2004
Foothill	Yuma	AZ	—	459	1,402	—	386	459	1,788	2,247	(900)	2003
Mesa Verde	Yuma	AZ	(4,576)	1,387	4,148	—	700	1,387	4,848	6,235	(2,067)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	624	1,249	4,383	5,632	(2,240)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	483	416	1,451	1,867	(719)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	6,255	2,972	13,172	16,144	(5,210)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	960	8,336	16,734	25,070	(5,319)	2011
Monte del Lago	Castroville	CA	(32,034)	3,150	9,469	—	4,629	3,150	14,098	17,248	(8,993)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	8,234	—	26,413	26,413	(20,169)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	611	—	827	827	(476)	1994
Colony Park	Ceres	CA	—	890	2,837	—	1,481	890	4,318	5,208	(2,731)	1998
Russian River	Cloverdale	CA	—	368	868	5	577	373	1,445	1,818	(590)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	1,789	401	2,723	3,124	(1,104)	2004
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	1,394	2,130	7,783	9,913	(5,155)	1998
Rancho Valley	El Cajon	CA	(6,464)	685	1,902	—	1,892	685	3,794	4,479	(2,884)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	1,794	312	2,521	2,833	(785)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	1,838	756	4,186	4,942	(2,262)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	4,768	2,072	9,591	11,663	(3,503)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	3,681	778	6,324	7,102	(3,133)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	2,051	317	2,788	3,105	(939)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	4,081	2,661	10,275	12,936	(4,310)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	1,214	—	6,642	6,642	(3,270)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	1,022	871	3,725	4,596	(2,422)	1997
Ponderosa	Lotus	CA	—	900	2,100	—	2,585	900	4,685	5,585	(1,416)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,399	272	2,032	2,304	(532)	2004
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	2,423	2,186	7,511	9,697	(3,327)	2004
Coralwood	Modesto	CA	—	—	5,047	—	1,556	—	6,603	6,603	(4,295)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	4,772	1,881	9,150	11,031	(2,890)	2004
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,487	974	3,754	4,728	(1,742)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,599	1,940	7,231	9,171	(3,270)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	2,024	1,076	4,528	5,604	(1,855)	2004
Concord Cascade	Pacheco	CA	(10,082)	985	3,016	—	3,313	985	6,329	7,314	(4,528)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	2,760	1,660	7,733	9,393	(2,979)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	2,987	1,430	6,315	7,745	(2,505)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	1,919	1,835	6,190	8,025	(2,790)	2004
Las Palmas	Rialto	CA	—	1,295	3,866	—	1,032	1,295	4,898	6,193	(2,354)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	943	1,799	6,393	8,192	(3,121)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,009	1,155	4,478	5,633	(2,900)	1998
California Hawaiian	San Jose	CA	(35,794)	5,825	17,755	—	5,017	5,825	22,772	28,597	(15,634)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	427	—	4,939	4,939	(3,903)	1997
Sunshadow	San Jose	CA	—	12,334	5,707	—	1,078	12,334	6,785	19,119	(4,590)	1997
Village of the Four Seasons	San Jose	CA	(20,310)	5,229	15,714	—	1,911	5,229	17,625	22,854	(8,689)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	10,844	—	28,460	28,460	(21,038)	1997
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	1,285	2,845	7,805	10,650	(5,368)	1998
Contempo Marin	San Rafael	CA	(37,627)	4,787	16,379	—	4,314	4,787	20,693	25,480	(16,400)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	2,182	872	4,211	5,083	(1,576)	2004
DeAnza Santa Cruz	Santa Cruz	CA	—	2,103	7,201	—	4,440	2,103	11,641	13,744	(7,961)	1994
Meadowbrook	Santee	CA	(23,367)	4,345	12,528	—	3,074	4,345	15,602	19,947	(10,496)	1998
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	683	1,595	4,620	6,215	(1,798)	2007
Lamplighter	Spring Valley	CA	(30,129)	633	2,201	—	2,130	633	4,331	4,964	(3,256)	1983
Santiago Estates	Sylmar	CA	(23,449)	3,562	10,767	—	3,140	3,562	13,907	17,469	(8,896)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	1,698	602	3,619	4,221	(1,958)	1997
Hillcrest Village	Aurora	CO	(40,251)	1,912	5,202	289	6,109	2,201	11,311	13,512	(7,864)	1983
Cimarron	Broomfield	CO	—	863	2,790	—	1,749	863	4,539	5,402	(3,546)	1983
Holiday Village	Colorado Springs	CO	—	567	1,759	—	2,477	567	4,236	4,803	(2,849)	1983
Bear Creek	Denver	CO	(6,058)	1,100	3,359	—	847	1,100	4,206	5,306	(2,768)	1998
Holiday Hills	Denver	CO	(52,512)	2,159	7,780	—	8,602	2,159	16,382	18,541	(12,004)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	2,920	826	5,335	6,161	(3,585)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,018	750	3,283	4,033	(2,197)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,439	1,694	12,504	14,198	(6,552)	1986
Pueblo Grande	Pueblo	CO	—	241	1,069	—	2,547	241	3,616	3,857	(1,692)	1983
Woodland Hills	Thornton	CO	(30,105)	1,928	4,408	—	4,081	1,928	8,489	10,417	(6,140)	1994
Stonegate Manor	North Windham	CT	(6,340)	6,011	12,336	—	428	6,011	12,764	18,775	(4,219)	2011
Waterford Estates	Bear	DE	(39,735)	5,250	16,202	—	2,878	5,250	19,080	24,330	(8,836)	1996

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
McNicol	Lewes	DE	—	562	1,710	—	267	562	1,977	2,539	(1,354)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,436	1,536	7,045	8,581	(5,686)	1988
Mariners Cove	Millsboro	DE	(19,639)	990	2,971	—	6,945	990	9,916	10,906	(7,152)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	889	498	2,416	2,914	(1,529)	1998
Aspen Meadows	Rehoboth	DE	—	1,148	3,460	—	723	1,148	4,183	5,331	(2,920)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,711	1,778	6,769	8,547	(4,583)	1998
Riverside RV	Arcadia	FL	—	8,400	11,905	—	471	8,400	12,376	20,776	(2,578)	2016
Toby’s	Arcadia	FL	(3,379)	1,093	3,280	—	694	1,093	3,974	5,067	(1,991)	2003
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	15,892	5,273	31,714	36,987	(10,455)	2004
Manatee	Bradenton	FL	—	2,300	6,903	—	1,314	2,300	8,217	10,517	(4,134)	2004
Windmill Manor	Bradenton	FL	(12,521)	2,153	6,125	—	2,239	2,153	8,364	10,517	(5,549)	1998
Clover Leaf Farms	Brooksville	FL	(32,947)	13,684	24,106	—	2,882	13,684	26,988	40,672	(8,195)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	335	1,092	2,513	3,605	(674)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	361	619	2,243	2,862	(1,228)	2002
Hillcrest	Clearwater	FL	—	1,278	3,928	—	1,572	1,278	5,500	6,778	(3,761)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	702	925	3,568	4,493	(2,397)	1998
Serendipity	Clearwater	FL	(17,238)	18,944	11,782	—	855	18,944	12,637	31,581	(2,774)	2018
Shady Lane Oaks	Clearwater	FL	(5,068)	4,984	8,482	—	497	4,984	8,979	13,963	(2,979)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	310	3,102	5,790	8,892	(1,919)	2011
Silk Oak	Clearwater	FL	—	1,649	5,028	—	531	1,649	5,559	7,208	(3,014)	2002
Clerbrook	Clermont	FL	—	3,883	11,700	—	2,548	3,883	14,248	18,131	(6,200)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,360	1,595	6,153	7,748	(3,016)	2004
Orange Lake	Clermont	FL	(4,680)	4,303	6,815	—	906	4,303	7,721	12,024	(2,468)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	10,107	3,015	17,124	20,139	(5,197)	2004
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,392	936	6,179	7,115	(2,363)	2004
Cheron Village	Davie	FL	(4,981)	10,393	6,217	—	287	10,393	6,504	16,897	(2,438)	2011
Carriage Cove	Daytona Beach	FL	(16,939)	2,914	8,682	—	2,261	2,914	10,943	13,857	(7,325)	1998
Lake Haven	Dunedin	FL	(14,067)	1,135	4,047	—	4,191	1,135	8,238	9,373	(6,103)	1983
Coquina Crossing	Elkton	FL	(29,110)	5,274	5,545	—	19,589	5,274	25,134	30,408	(13,003)	1999
Colony Cove	Ellenton	FL	(99,816)	28,660	92,457	35,859	16,383	64,519	108,840	173,359	(31,932)	2011
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	602	8,769	9,393	18,162	(3,078)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	665	3,800	9,620	13,420	(2,971)	2011
Southern Palms	Eustis	FL	—	2,169	5,884	—	4,129	2,169	10,013	12,182	(6,450)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,288	3,637	8,237	11,874	(5,029)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Bulow Village RV	Flagler Beach	FL	—	—	228	—	2,212	—	2,440	2,440	(942)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	859	1,741	6,029	7,770	(3,024)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	529	53,850	19,326	73,176	(1,646)	2018
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,337	4,184	13,898	18,082	(7,141)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(9,494)	3,099	9,286	—	1,754	3,099	11,040	14,139	(5,282)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	712	1,027	1,759	1,027	2,786	(2)	2018
Fort Myers Beach Resort	Fort Myers	FL	—	1,188	3,548	—	739	1,188	4,287	5,475	(2,242)	2004
Gulf Air Resort	Fort Myers Beach	FL	(6,165)	1,609	4,746	—	774	1,609	5,520	7,129	(2,804)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	651	3,275	7,816	11,091	(2,447)	2011
Grand Island	Grand Island	FL	—	1,723	5,208	125	5,841	1,848	11,049	12,897	(5,650)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	784	9,240	14,068	23,308	(2,867)	2018
Barrington Hills	Hudson	FL	(4,412)	1,145	3,437	—	1,037	1,145	4,474	5,619	(2,236)	2004
Sherwood Forest	Kissimmee	FL	—	4,852	14,596	—	7,597	4,852	22,193	27,045	(14,319)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	567	3,849	3,437	7,470	10,907	(4,563)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	12,438	5,677	29,554	35,231	(14,123)	2004
Lake Worth Village	Lake Worth	FL	(4,855)	14,959	24,501	—	3,657	14,959	28,158	43,117	(8,839)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	398	3,775	6,803	10,578	(2,112)	2011
Beacon Terrace	Lakeland	FL	(10,006)	5,372	9,153	—	667	5,372	9,820	15,192	(3,134)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	241	1,696	3,305	5,001	(1,079)	2011
Lakeland Harbor	Lakeland	FL	(14,705)	10,446	17,376	—	726	10,446	18,102	28,548	(5,763)	2011
Lakeland Junction	Lakeland	FL	(3,551)	3,018	4,752	—	204	3,018	4,956	7,974	(1,636)	2011
Maralago Cay	Lantana	FL	(39,877)	5,325	15,420	—	6,372	5,325	21,792	27,117	(14,740)	1997
Down Yonder	Largo	FL	—	2,652	7,981	—	1,477	2,652	9,458	12,110	(5,079)	1998
East Bay Oaks	Largo	FL	(9,369)	1,240	3,322	—	1,794	1,240	5,116	6,356	(4,158)	1983
Eldorado Village	Largo	FL	(6,259)	778	2,341	—	1,973	778	4,314	5,092	(3,042)	1983
Paradise Park- Largo	Largo	FL	(5,541)	3,523	4,026	—	550	3,523	4,576	8,099	(983)	2017
Shangri La	Largo	FL	—	1,722	5,200	—	386	1,722	5,586	7,308	(2,888)	2004
Vacation Village	Largo	FL	(4,533)	1,315	3,946	—	894	1,315	4,840	6,155	(2,346)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	1,081	8,218	15,135	23,353	(4,791)	2011
Coachwood	Leesburg	FL	—	1,602	4,822	—	1,197	1,602	6,019	7,621	(2,833)	2004
Mid-Florida Lakes	Leesburg	FL	(61,180)	5,997	20,635	—	13,712	5,997	34,347	40,344	(23,680)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	10,403	16,611	17,741	34,352	(2,496)	2013
Pasco	Lutz	FL	(3,868)	1,494	4,484	—	1,334	1,494	5,818	7,312	(2,769)	2004
Coral Cay Plantation	Margate	FL	(19,868)	5,890	20,211	—	9,048	5,890	29,259	35,149	(22,132)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	2,559	1,862	8,186	10,048	(6,004)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	853	5,362	7,091	12,453	(1,873)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	476	796	2,871	3,667	(1,361)	2004
Loggerhead Marinas (11 properties)	Multiple	FL	—	80,819	81,387	—	247	80,819	81,634	162,453	(2,094)	2019
Country Place (2)	New Port Richey	FL	(19,341)	663	—	18	8,199	681	8,199	8,880	(6,398)	1986
Hacienda Village	New Port Richey	FL	(16,757)	4,297	13,088	—	3,755	4,297	16,843	21,140	(8,717)	2002
Harbor View	New Port Richey	FL	(18,047)	4,030	12,146	—	1,250	4,030	13,396	17,426	(7,280)	2002
Bay Lake Estates	Nokomis	FL	(11,363)	990	3,390	—	2,518	990	5,908	6,898	(3,998)	1994
Lake Village	Nokomis	FL	(15,796)	15,850	18,099	—	622	15,850	18,721	34,571	(5,998)	2011
Royal Coachman	Nokomis	FL	(10,725)	5,321	15,978	—	1,863	5,321	17,841	23,162	(9,297)	2004
Buccaneer	North Fort Myers	FL	—	4,207	14,410	—	4,777	4,207	19,187	23,394	(14,188)	1994
Island Vista	North Fort Myers	FL	—	5,004	15,066	—	4,351	5,004	19,417	24,421	(7,174)	2006
Lake Fairways	North Fort Myers	FL	(38,775)	6,075	18,134	35	4,066	6,110	22,200	28,310	(17,095)	1994
Pine Lakes	North Fort Myers	FL	—	6,306	14,579	1,768	10,027	8,074	24,606	32,680	(17,752)	1994
Pioneer Village	North Fort Myers	FL	(13,421)	4,116	12,353	—	2,867	4,116	15,220	19,336	(7,673)	2004
Sunseekers	North Fort Myers	FL	—	4,224	2,299	—	1,014	4,224	3,313	7,537	(332)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	5,056	1,784	9,427	11,211	(6,752)	1993
Windmill Village	North Fort Myers	FL	—	1,417	5,440	—	4,172	1,417	9,612	11,029	(7,124)	1983
Foxwood	Ocala	FL	—	3,853	7,967	—	2,052	3,853	10,019	13,872	(2,979)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	2,986	850	5,558	6,408	(3,220)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	2,894	2,250	9,816	12,066	(7,220)	1993
Silver Dollar	Odessa	FL	—	4,107	12,431	7,103	3,490	11,210	15,921	27,131	(7,933)	2004
Audubon	Orlando	FL	—	4,622	7,200	—	685	4,622	7,885	12,507	(2,524)	2011
Hidden Valley	Orlando	FL	(8,152)	11,398	12,861	—	884	11,398	13,745	25,143	(4,441)	2011
Starlight Ranch	Orlando	FL	(32,875)	13,543	20,388	—	2,792	13,543	23,180	36,723	(7,382)	2011
Holiday Village	Ormond Beach	FL	—	2,610	7,837	—	1,390	2,610	9,227	11,837	(4,819)	2002
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	1,016	2,001	7,020	9,021	(3,677)	2004
The Meadows	Palm Beach Gardens	FL	—	3,229	9,870	—	7,103	3,229	16,973	20,202	(9,302)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	—	492	965	3,397	4,362	(1,700)	2004
Lakes at Countrywood	Plant City	FL	(8,913)	2,377	7,085	—	3,111	2,377	10,196	12,573	(5,549)	2001
Meadows at Countrywood	Plant City	FL	(19,604)	4,514	13,175	75	11,161	4,589	24,336	28,925	(14,782)	1998
Oaks at Countrywood	Plant City	FL	(3,653)	846	2,513	(75)	2,085	771	4,598	5,369	(2,437)	1998
Breezy Hill RV	Pompano Beach	FL	(18,010)	5,424	16,555	—	2,721	5,424	19,276	24,700	(10,619)	2002
Highland Wood RV	Pompano Beach	FL	—	1,043	3,130	42	487	1,085	3,617	4,702	(1,990)	2002

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Harbor Lakes	Port Charlotte	FL	(17,871)	3,384	10,154	—	1,347	3,384	11,501	14,885	(5,838)	2004
Lighthouse Pointe	Port Orange	FL	—	2,446	7,483	23	2,330	2,469	9,813	12,282	(6,499)	1998
Pickwick	Port Orange	FL	(17,721)	2,803	8,870	—	3,144	2,803	12,014	14,817	(7,356)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	563	3,866	4,091	7,957	(1,576)	2016
Emerald Lake	Punta Gorda	FL	(4,331)	3,598	5,197	—	504	3,598	5,701	9,299	(1,836)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,452	717	3,610	4,327	(1,866)	2004
Tropical Palms	Punta Gorda	FL	—	2,365	7,286	—	3,252	2,365	10,538	12,903	(3,892)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	932	9,094	9,297	18,391	(1,746)	2018
Palm Lake	Riviera Beach	FL	—	56,323	27,418	—	1,223	56,323	28,641	84,964	(4,100)	2018
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,353	1,089	4,729	5,818	(3,173)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	1,477	2,413	5,193	7,606	(955)	2014
Covington Estates	Saint Cloud	FL	(9,216)	3,319	7,253	—	249	3,319	7,502	10,821	(2,462)	2011
Winds of St. Armands North	Sarasota	FL	(24,367)	1,523	5,063	—	3,814	1,523	8,877	10,400	(7,240)	1983
Winds of St. Armands South	Sarasota	FL	(15,884)	1,106	3,162	1,744	1,817	2,850	4,979	7,829	(4,016)	1983
Topics	Spring Hill	FL	(2,296)	844	2,568	—	803	844	3,371	4,215	(1,652)	2004
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	1,490	1,678	6,534	8,212	(2,473)	2007
Carefree Village	Tampa	FL	—	6,799	10,421	—	995	6,799	11,416	18,215	(3,735)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	610	2,678	4,626	7,304	(1,485)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	1,269	11,369	24,039	35,408	(7,328)	2011
Bay Indies	Venice	FL	(62,866)	10,483	31,559	10	8,138	10,493	39,697	50,190	(31,048)	1994
Ramblers Rest	Venice	FL	—	4,646	14,201	—	8,189	4,646	22,390	27,036	(8,562)	2006
Countryside	Vero Beach	FL	—	3,711	11,133	—	8,725	3,711	19,858	23,569	(12,509)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	3,292	2,403	10,551	12,954	(7,744)	1994
Heron Cay	Vero Beach	FL	(28,325)	14,368	23,792	—	1,976	14,368	25,768	40,136	(7,989)	2011
Holiday Village	Vero Beach	FL	—	350	1,374	—	235	350	1,609	1,959	(1,153)	1998
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	1,175	1,603	5,988	7,591	(2,818)	2004
Vero Palm	Vero Beach	FL	(11,370)	6,697	9,025	—	1,279	6,697	10,304	17,001	(3,118)	2011
Village Green	Vero Beach	FL	(48,250)	15,901	25,175	—	2,387	15,901	27,562	43,463	(8,891)	2011
Peace River	Wauchula	FL	—	900	2,100	—	1,850	900	3,950	4,850	(1,365)	2006
Palm Beach Colony	West Palm Beach	FL	(10,992)	5,930	10,113	8	942	5,938	11,055	16,993	(3,542)	2011
Parkwood Communities	Wildwood	FL	(8,748)	6,990	15,115	—	1,249	6,990	16,364	23,354	(5,203)	2011
Three Flags RV Resort	Wildwood	FL	—	228	684	—	594	228	1,278	1,506	(551)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	1,127	2,321	8,089	10,410	(3,170)	2007
Crystal Lake-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	9,080	3,961	15,914	19,875	(2,661)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Forest Lake Estates	Zephyrhills	FL	(19,894)	40,716	33,918	1,048	1,316	41,764	35,234	76,998	(9,318)	2016
Forest Lake Village	Zephyrhills	FL	—	—	537	—	195	—	732	732	(118)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	146	837	2,664	3,501	(1,389)	2004
Coach Royale	Boise	ID	—	465	1,685	—	358	465	2,043	2,508	(608)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	594	1,358	5,745	7,103	(1,838)	2011
Shenandoah Estates	Boise	ID	—	1,287	7,603	—	467	1,287	8,070	9,357	(2,428)	2011
West Meadow Estates	Boise	ID	(7,475)	1,371	6,770	—	253	1,371	7,023	8,394	(2,223)	2011
O'Connell's	Amboy	IL	(3,482)	1,648	4,974	—	2,815	1,648	7,789	9,437	(3,442)	2004
Pheasant Lake Estates	Beecher	IL	(40,062)	12,764	42,183	—	1,050	12,764	43,233	55,997	(10,512)	2013
Pine Country	Belvidere	IL	—	53	166	—	2,376	53	2,542	2,595	(357)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	10,099	6,138	31,132	37,270	(21,724)	1994
Golf Vistas Estates	Monee	IL	(10,484)	2,842	4,719	—	8,062	2,842	12,781	15,623	(7,812)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	5,197	456	6,258	6,714	(1,525)	2004
Horseshoe Lake	Clinton	IN	—	155	365	2	685	157	1,050	1,207	(406)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	590	1,399	4,776	6,175	(2,029)	2006
Lakeside	New Carlisle	IN	—	426	1,281	—	246	426	1,527	1,953	(761)	2004
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	469	530	1,981	2,511	(870)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	383	91	671	762	(297)	2006
Hillcrest	Rockland	MA	(1,701)	2,034	3,182	—	167	2,034	3,349	5,383	(1,100)	2011
The Glen	Rockland	MA	—	940	1,680	—	15	940	1,695	2,635	(569)	2011
Old Chatham RV	South Dennis	MA	(6,766)	1,760	5,293	—	521	1,760	5,814	7,574	(2,645)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	782	110	1,129	1,239	(383)	2006
Fernwood	Capitol Heights	MD	(12,890)	6,556	11,674	—	1,168	6,556	12,842	19,398	(3,998)	2011
Williams Estates and Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,627	22,774	44,202	66,976	(14,069)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	486	1,037	3,613	4,650	(1,405)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	203	267	1,005	1,272	(411)	2007
Pinehirst RV Park	Old Orchard Beach	ME	(10,363)	1,942	5,827	—	2,571	1,942	8,398	10,340	(3,412)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	301	1,451	4,709	6,160	(1,860)	2007
Moody Beach	Wells	ME	—	93	292	—	1,615	93	1,907	2,000	(332)	2006
Bear Cave Resort	Buchanan	MI	—	176	516	—	551	176	1,067	1,243	(355)	2006
St. Clair	St. Clair	MI	—	453	1,068	6	742	459	1,810	2,269	(784)	2004
Cedar Knolls	Apple Valley	MN	(14,398)	10,021	14,357	—	1,731	10,021	16,088	26,109	(5,157)	2011
Cimarron Park	Lake Elmo	MN	(19,202)	11,097	23,132	—	2,965	11,097	26,097	37,194	(7,904)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,007	2,959	9,889	12,848	(3,100)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	555	4,314	9,487	13,801	(2,996)	2011
Forest Lake	Advance	NC	—	986	2,325	13	1,354	999	3,679	4,678	(1,548)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	705	1,183	4,216	5,399	(1,745)	2006
Waterway RV	Cedar Point	NC	(5,140)	2,392	7,185	—	948	2,392	8,133	10,525	(4,054)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	2,023	1,709	5,384	7,093	(2,114)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	2,333	1,037	5,408	6,445	(1,755)	2006
Lake Gaston	Littleton	NC	—	130	409	—	1,865	130	2,274	2,404	(443)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	907	1,504	5,494	6,998	(2,275)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	106	1,476	2,698	4,174	(627)	2015
Goose Creek	Newport	NC	(14,317)	4,612	13,848	750	2,667	5,362	16,515	21,877	(8,274)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	329	3,097	5,410	8,507	(1,175)	2015
White Oak Shores	Stella	NC	—	5,089	15,416	—	14	5,089	15,430	20,519	(1,186)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	1,191	4,563	16,140	20,703	(5,010)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	354	943	3,261	4,204	(1,047)	2011
Sandy Beach RV	Contoocook	NH	—	1,755	5,265	—	263	1,755	5,528	7,283	(2,654)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	446	3,096	2,548	5,644	(764)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,224	3,557	5,134	8,691	(1,914)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	40	4,027	3,624	7,651	(878)	2018
Mays Landing	Mays Landing	NJ	—	536	289	—	1,041	536	1,330	1,866	(191)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,134	2,840	5,179	8,019	(1,000)	2014
Lake & Shore	Ocean View	NJ	—	378	1,192	—	2,193	378	3,385	3,763	(1,438)	2006
Chestnut Lake	Port Republic	NJ	—	337	796	5	1,240	342	2,036	2,378	(710)	2004
Sea Pines	Swainton	NJ	—	198	625	—	3,988	198	4,613	4,811	(854)	2006
Pine Ridge at Crestwood	Whiting	NJ	—	17,367	33,127	—	4,229	17,367	37,356	54,723	(11,285)	2011
Mountain View - NV	Henderson	NV	(28,109)	16,665	25,915	—	744	16,665	26,659	43,324	(8,467)	2011
Bonanza	Las Vegas	NV	—	908	2,643	—	2,108	908	4,751	5,659	(3,848)	1983
Boulder Cascade	Las Vegas	NV	(7,374)	2,995	9,020	—	3,230	2,995	12,250	15,245	(8,164)	1998
Cabana	Las Vegas	NV	(8,183)	2,648	7,989	—	1,385	2,648	9,374	12,022	(7,389)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,070	1,730	7,336	9,066	(5,666)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	1,561	1,063	4,034	5,097	(1,582)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	1,718	2,896	10,492	13,388	(7,313)	1997
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	1,341	1,115	4,581	5,696	(1,769)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Alpine Lake	Corinth	NY	—	4,783	14,125	153	3,274	4,936	17,399	22,335	(7,550)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	5,350	3,562	16,058	19,620	(6,509)	2005
The Woodlands	Lockport	NY	(43,734)	12,183	39,687	—	4,079	12,183	43,766	55,949	(13,206)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	6,809	4,151	16,223	20,374	(10,042)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	6,272	7,325	27,413	34,738	(12,163)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	396	540	2,022	2,562	(735)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	423	299	1,119	1,418	(475)	2004
Wilmington	Wilmington	OH	—	235	555	3	621	238	1,176	1,414	(434)	2004
Bend	Bend	OR	—	733	1,729	10	2,296	743	4,025	4,768	(1,337)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	704	1,197	4,397	5,594	(3,105)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	1,976	1,091	4,515	5,606	(2,039)	2004
Falcon Wood Village	Eugene	OR	—	1,112	3,426	—	817	1,112	4,243	5,355	(2,933)	1997
Portland Fairview	Fairview	OR	—	7,330	10,278	—	459	7,330	10,737	18,067	(2,456)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	758	—	4,007	4,007	(2,800)	1997
South Jetty	Florence	OR	—	678	1,598	9	1,470	687	3,068	3,755	(1,087)	2004
Seaside	Seaside	OR	—	891	2,101	12	1,022	903	3,123	4,026	(1,457)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	973	764	2,750	3,514	(1,255)	2004
Mt. Hood	Welches	OR	—	1,817	5,733	—	6,717	1,817	12,450	14,267	(4,011)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	698	8,359	17,639	25,998	(5,477)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	1,113	866	3,714	4,580	(1,170)	2009
Green Acres	Breinigsville	PA	(36,699)	2,680	7,479	—	5,798	2,680	13,277	15,957	(10,376)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	730	111	1,080	1,191	(297)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	793	296	1,726	2,022	(626)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	233	206	882	1,088	(357)	2006
Drummer Boy	Gettysburg	PA	(10,906)	1,884	20,342	—	113	1,884	20,455	22,339	(1,817)	2019
Round Top	Gettysburg	PA	(7,817)	1,214	11,355	—	279	1,214	11,634	12,848	(1,463)	2019
Circle M	Lancaster	PA	—	330	1,041	—	1,657	330	2,698	3,028	(944)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	2,189	1,301	5,217	6,518	(2,275)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	617	1,263	4,403	5,666	(1,555)	2009
Dutch County	Manheim	PA	—	88	278	—	412	88	690	778	(221)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,027	1,593	5,822	7,415	(2,917)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	3,006	5,627	16,599	22,226	(4,684)	2011
Scotrun	Scotrun	PA	—	153	483	—	771	153	1,254	1,407	(335)	2006
Appalachian	Shartlesville	PA	—	1,666	5,044	—	919	1,666	5,963	7,629	(2,495)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	683	3,207	7,865	11,072	(2,416)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	97	12,618	8,586	21,204	(1,985)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	655	463	1,733	2,196	(745)	2004
Inlet Oaks	Murrells Inlet	SC	—	1,546	4,642	—	326	1,546	4,968	6,514	(2,215)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	282	267	1,092	1,359	(434)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	1,388	540	2,645	3,185	(1,054)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	202	120	481	601	(216)	2004
Alamo Palms Resort	Alamo	TX	(6,000)	1,562	7,924	—	402	1,562	8,326	9,888	(2,603)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	1,894	444	2,927	3,371	(853)	2004
Colorado River	Columbus	TX	—	466	1,099	6	1,124	472	2,223	2,695	(779)	2004
Victoria Palms Resort	Donna	TX	(10,151)	2,849	12,305	—	2,212	2,849	14,517	17,366	(4,685)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,826	494	2,977	3,471	(1,290)	2004
Lakewood RV	Harlingen	TX	—	325	979	—	486	325	1,465	1,790	(711)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	1,294	1,568	5,999	7,567	(2,972)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	1,859	1,494	6,343	7,837	(3,036)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	914	1,221	4,723	5,944	(2,588)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	1,645	949	3,853	4,802	(1,702)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	679	448	2,024	2,472	(933)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	667	35	2,987	3,022	(1,389)	2004
Fun n Sun RV	San Benito	TX	(5,745)	2,533	5,560	412	7,039	2,945	12,599	15,544	(8,272)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,220	627	3,101	3,728	(1,545)	2004
Southern Comfort	Weslaco	TX	(4,301)	1,108	3,323	—	704	1,108	4,027	5,135	(2,044)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	1,619	689	3,221	3,910	(1,253)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	15,736	1,381	18,950	20,331	(3,672)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	2,570	1,346	6,749	8,095	(4,445)	1997
St. George	Hurricane	UT	—	64	264	2	651	66	915	981	(255)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	756	510	2,379	2,889	(1,570)	1997
Meadows of Chantilly	Chantilly	VA	(40,355)	5,430	16,440	—	8,318	5,430	24,758	30,188	(18,166)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	832	64	1,034	1,098	(319)	2006
Lynchburg	Gladys	VA	—	266	627	3	700	269	1,327	1,596	(484)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	2,891	1,246	5,791	7,037	(2,380)	2004
Virginia Landing	Quinby	VA	—	602	1,419	8	434	610	1,853	2,463	(897)	2004
Grey's Point	Topping	VA	(22,423)	33,491	17,104	—	1,100	33,491	18,204	51,695	(3,759)	2017
Bethpage	Urbanna	VA	(37,426)	45,415	38,149	—	861	45,415	39,010	84,425	(6,099)	2017

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/19
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Williamsburg	Williamsburg	VA	—	111	350	—	531	111	881	992	(290)	2006
Regency Lakes	Winchester	VA	(8,914)	9,757	19,055	—	1,974	9,757	21,029	30,786	(6,532)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	389	509	1,574	2,083	(706)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	2,090	629	3,554	4,183	(1,247)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	2,800	598	4,192	4,790	(1,262)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	558	475	1,983	2,458	(745)	2008
Tall Chief	Fall City	WA	—	314	946	—	675	314	1,621	1,935	(566)	2010
Kloshe Illahee	Federal Way	WA	(19,640)	2,408	7,286	—	1,002	2,408	8,288	10,696	(5,931)	1997
La Conner	La Conner	WA	—	—	2,016	—	1,454	—	3,470	3,470	(1,740)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	1,128	796	2,981	3,777	(1,330)	2004
Thunderbird	Monroe	WA	—	500	1,178	6	586	506	1,764	2,270	(773)	2004
Little Diamond	Newport	WA	—	353	834	5	1,109	358	1,943	2,301	(750)	2004
Oceana	Oceana City	WA	—	283	668	4	525	287	1,193	1,480	(428)	2004
Crescent Bar	Quincy	WA	—	314	741	4	625	318	1,366	1,684	(618)	2004
Long Beach	Seaview	WA	—	321	758	5	524	326	1,282	1,608	(549)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	843	472	1,942	2,414	(797)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	1,072	4,474	17,666	22,140	(4,298)	2013
Fremont	Fremont	WI	—	1,437	4,296	—	1,160	1,437	5,456	6,893	(2,683)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	263	556	1,892	2,448	(953)	2004
Blackhawk	Milton	WI	—	1,789	7,613	—	815	1,789	8,428	10,217	(1,833)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	1,041	3,159	14,871	18,030	(3,212)	2014
Westwood Estates	Pleasant Prairie	WI	—	5,382	19,732	—	2,041	5,382	21,773	27,155	(5,200)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	1,669	2,293	8,548	10,841	(2,826)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	825	714	2,977	3,691	(1,197)	2006
Lake of the Woods	Wautoma	WI	—	1,333	2,238	—	119	1,333	2,357	3,690	(601)	2019
Neshonoc Lakeside	West Salem	WI	(4,960)	1,106	4,861	(1)	274	1,105	5,135	6,240	(1,132)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	764	522	2,380	2,902	(948)	2006
Subtotal of Properties Held for Long Term			(2,049,509)	1,468,261	2,927,716	53,698	927,769	1,521,959	3,855,485	5,377,444	(1,693,593)
Realty Systems, Inc.			—	—	—	—	328,829	—	328,829	328,829	(59,485)	2002
Management business and other			—	3,448	578	—	32,750	3,448	33,328	36,776	(23,146)
			$(2,049,509)	$1,471,709	$2,928,294	$53,698	$1,289,348	$1,525,407	$4,217,642	$5,743,049	$(1,776,224)
_____________________

(1)	The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

(3)	Aggregate cost for federal income tax purposes is approximately $3.7 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2019	2018	2017
Balance, beginning of year	$5,273,477	$4,915,813	$4,685,336
Acquisitions	250,843	265,129	142,255
Improvements	257,993	181,622	126,279
Properties held for sale	—	(49,973)	—
Dispositions and other	(39,264)	(39,114)	(38,057)
Balance, end of year	$5,743,049	$5,273,477	$4,915,813

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2019	2018	2017
Balance, beginning of year	$1,631,888	$1,516,694	$1,399,531
Depreciation and amortization	153,893	137,209	123,686
Properties held for sale	—	(14,547)	—
Dispositions and other	(9,557)	(7,468)	(6,523)
Balance, end of year	$1,776,224	$1,631,888	$1,516,694