Form 10-Q
period 2020-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2020-04-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,146,987 shares of Common Stock as of April 23, 2020.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investment in real estate:
Land	$1,526,225	$1,525,407
Land improvements	3,362,287	3,336,070
Buildings and other depreciable property	892,816	881,572
	5,781,328	5,743,049
Accumulated depreciation	(1,812,822)	(1,776,224)
Net investment in real estate	3,968,506	3,966,825
Cash and restricted cash	96,921	28,860
Notes receivable, net	35,227	37,558
Investment in unconsolidated joint ventures	20,130	20,074
Deferred commission expense	41,230	41,149
Other assets, net	50,450	56,809
Total Assets	$4,212,464	$4,151,275

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,260,819	$2,049,509
Term loan, net	199,030	198,949
Unsecured line of credit	—	160,000
Accounts payable and other liabilities	124,396	124,665
Deferred revenue – upfront payments from membership upgrade sales	129,356	126,814
Deferred revenue – annual membership subscriptions	12,319	10,599
Accrued interest payable	8,627	8,639
Rents and other customer payments received in advance and security deposits	91,152	91,234
Distributions payable	65,858	58,978
Total Liabilities	2,891,557	2,829,387
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; none issued and outstanding.	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 182,144,559 and 182,089,595 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	1,812	1,812
Paid-in capital	1,402,514	1,402,696
Distributions in excess of accumulated earnings	(153,703)	(154,318)
Accumulated other comprehensive income (loss)	(1,713)	(380)
Total Stockholders’ Equity	1,248,910	1,249,810
Non-controlling interests – Common OP Units	71,997	72,078
Total Equity	1,320,907	1,321,888
Total Liabilities and Equity	$4,212,464	$4,151,275

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))
(unaudited)

	Quarters Ended March 31,
	2020	2019
Revenues:
Rental income	$239,346	$223,566
Annual membership subscriptions	13,073	12,316
Membership upgrade sales current period, gross	4,843	3,838
Membership upgrade sales upfront payments, deferred, net	(2,542)	(1,771)
Other income	11,059	10,370
Gross revenues from home sales	11,309	6,475
Brokered resale and ancillary services revenues, net	938	1,559
Interest income	1,807	1,751
Income from other investments, net	643	986
Total revenues	280,476	259,090
Expenses:
Property operating and maintenance	83,634	77,948
Real estate taxes	16,841	15,323
Sales and marketing, gross	3,978	3,409
Membership sales commissions, deferred, net	(216)	(191)
Property management	15,004	13,685
Depreciation and amortization	39,024	37,977
Cost of home sales	11,911	6,632
Home selling expenses	1,213	1,083
General and administrative	10,855	9,909
Other expenses	588	427
Early debt retirement	1,054	—
Interest and related amortization	26,073	26,393
Total expenses	209,959	192,595
Gain on sale of real estate, net	—	52,507
Income before equity in income of unconsolidated joint ventures	70,517	119,002
Equity in income of unconsolidated joint ventures	207	1,533
Consolidated net income	70,724	120,535

Income allocated to non-controlling interests – Common OP Units	(3,849)	(7,226)
Net income available for Common Stockholders	$66,875	$113,309

Consolidated net income	$70,724	$120,535
Other comprehensive income (loss):
Adjustment for fair market value of swap	(1,333)	(931)
Consolidated comprehensive income	69,391	119,604
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,776)	(7,170)
Comprehensive income attributable to Common Stockholders	$65,615	$112,434

Earnings per Common Share – Basic	$0.37	$0.63

Earnings per Common Share – Fully Diluted	$0.37	$0.63

Weighted average Common Shares outstanding – Basic	181,729	179,560
Weighted average Common Shares outstanding – Fully Diluted	192,564	191,248

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2019	$1,812	$1,402,696	$(154,318)	$(380)	$72,078	$1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	(3,875)	—	—	(3,875)
Balance as of January 1, 2020	1,812	1,402,696	(158,193)	(380)	72,078	1,318,013
Exchange of Common OP Units for Common Stock	—	63	—	—	(63)	—
Issuance of Common Stock through employee stock purchase plan	—	619	—	—	—	619
Compensation expenses related to restricted stock and stock options	—	2,964	—	—	—	2,964
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	(3,962)
Adjustment for Common OP Unitholders in the Operating Partnership	—	277	—	—	(277)	—
Adjustment for fair market value of swap	—	—	—	(1,333)	—	(1,333)
Consolidated net income	—	—	66,875	—	3,849	70,724
Distributions	—	—	(62,385)	—	(3,590)	(65,975)
Other	—	(143)	—	—	—	(143)
Balance as of March 31, 2020	$1,812	$1,402,514	$(153,703)	$(1,713)	$71,997	$1,320,907

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2018	$1,792	$1,328,495	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for Common Stock	—	66	—	—	(66)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	652	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	2,420
Repurchase of Common Stock or Common OP Units	—	(53)	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	56	—
Adjustment for fair market value of swap	—	—	—	(931)	—	(931)
Consolidated net income	—	—	113,309	—	7,226	120,535
Distributions	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	(63)
Balance as of March 31, 2019	$1,792	$1,331,514	$(152,848)	$1,368	$75,492	$1,257,318

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Consolidated net income	$70,724	$120,535
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(52,507)
Early debt retirement	1,054	—
Depreciation and amortization	39,628	38,404
Amortization of loan costs	872	887
Debt premium amortization	(114)	(101)
Equity in income of unconsolidated joint ventures	(207)	(1,533)
Distributions of income from unconsolidated joint ventures	—	677
Proceeds from insurance claims, net	756	4,150
Compensation expense related to restricted stock and stock options	2,964	2,420
Revenue recognized from membership upgrade sales upfront payments	(2,301)	(2,067)
Commission expense recognized related to membership sales	940	938
Long-term incentive plan compensation	383	(3,987)
Changes in assets and liabilities:
Notes receivable, net	(317)	122
Deferred commission expense	(1,020)	(1,035)
Other assets, net	13,324	(9,238)
Accounts payable and other liabilities	(2,096)	20,402
Deferred revenue – upfront payments from membership upgrade sales	4,843	3,838
Deferred revenue – annual membership subscriptions	1,720	2,991
Rents and other customer payments received in advance and security deposits	(261)	3,202
Net cash provided by operating activities	130,892	128,098
Cash Flows From Investing Activities:
Real estate acquisitions, net	(1,352)	(13,012)
Proceeds from disposition of properties, net	—	77,746
Distributions of capital from unconsolidated joint ventures	150	58
Proceeds from insurance claims	—	761
Capital improvements	(48,959)	(52,441)
Net cash provided by (used in) investing activities	(50,161)	13,112

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2020	2019
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	619	652
Distributions:
Common Stockholders	(55,765)	(49,457)
Common OP Unitholders	(3,213)	(3,161)
Share based award tax withholding payments	(3,962)	—
Principal payments and mortgage debt repayment	(61,791)	(13,683)
Mortgage notes payable financing proceeds	275,385	—
Line of Credit repayment	(222,500)	—
Line of Credit proceeds	62,500	—
Debt issuance and defeasance costs	(3,800)	(250)
Other	(143)	(63)
Net cash used in financing activities	(12,670)	(65,962)
Net increase (decrease) in cash and restricted cash	68,061	75,248
Cash and restricted cash, beginning of period	28,860	68,974
Cash and restricted cash, end of period	$96,921	$144,222

	Quarters Ended March 31,
	2020	2019
Supplemental Information:
Cash paid for interest	$25,518	$25,729
Net investment in real estate – reclassification of rental homes	$9,319	$5,520
Other assets, net – reclassification of rental homes	$(9,319)	$(5,520)

Real estate acquisitions:
Investment in real estate	$(1,531)	$(25,797)
Debt assumed	—	11,208
Other liabilities	179	1,577
Real estate acquisitions, net	$(1,352)	$(13,012)

Real estate dispositions:
Investment in real estate	$—	$35,572
Notes receivable, net	—	295
Other assets, net	—	97
Mortgage notes payable, net	—	(11,175)
Other liabilities	—	450
Gain on sale of real estate, net	—	52,507
Real estate dispositions, net	$—	$77,746

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.6% interest as of March 31, 2020. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
On October 15, 2019, we effected a two-for-one stock split of our common stock. Pursuant to the anti-dilution provision in the Operating Partnership's Agreement of Limited Partnership, the stock split also effected a two-for one split of the outstanding Operating Partnership units ("OP units"). All shares of common stock and OP units and per share data in the consolidated financial statements and accompanying notes, for all periods presented, have been adjusted to reflect the stock split.

Note 2 – Summary of Significant Accounting Policies

(a)	Recently Adopted Accounting Pronouncements

On January 1, 2020, we prospectively adopted FASB ("ASU 2018-15") Intangibles - Goodwill and Other - Internal-Use Software (ASC 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides guidance on accounting for fees paid when the arrangement includes a software license and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The adoption of this guidance did not have a material impact on our consolidated financial statements.
On January 1, 2020 we adopted FASB (“ASU 2016-13”) Financial Instruments - Credit Losses (Topic 326) using the modified retrospective approach. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities should use forward-looking information to better form their credit loss estimates.
We are exposed to credit losses primarily through sales of annual membership subscriptions and membership upgrades and home sales. We have developed an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of our receivables considering current market conditions and estimates for forecasts when appropriate. The estimate

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

is a result of our ongoing assessments and evaluations of collectability, historical loss experience and future expectations in estimating credit losses in each of our receivable portfolios. We recognized a cumulative-effect adjustment of $3.9 million, which decreased opening retained earnings as of January 1, 2020.
The cumulative-effect adjustment resulting from the adoption of ASU 2016-13 as of January 1, 2020 was as follows:

Balance net of allowance	Balance Sheet Location	Balance at December 31, 2019	Adjustment due to ASU 2016-13 Adoption	Balance at January 1, 2020	Balance at March 31, 2020
(amounts in thousands)
Annual membership subscriptions	Other assets, net	$2,394	$(1,361)	$1,033	$1,232
Membership upgrades	Notes receivable, net	$25,236	$(2,514)	$22,722	$23,149

(b)	Revenue Recognition
Rental income is accounted for in accordance with the ASC 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. Utility recoveries are presented within Rental income on the Consolidated Statements of Income and Comprehensive Income. Expected credit losses related to the collectability of lease receivables are presented as a reduction to Rental Income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of expected credit losses. See Note 3. Leases for additional information.

Annual membership subscriptions and membership upgrade sales are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Membership subscriptions provide our customers access to specific Properties for limited stays at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period during which access to Sites at certain Properties is provided. Membership subscription receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. Membership upgrades grant certain additional access rights to the customer and require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 20 years. Financed upgrade sales (also known as contract receivables) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred. Financed home sales (also known as chattel loans) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.

(c)	Restricted Cash
As of March 31, 2020 and December 31, 2019, restricted cash consists of $27.6 million and $25.1 million, respectively, primarily related to cash reserved for customer deposits and amounts escrowed for insurance and real estate taxes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3 – Leases

Lessor
Rental income derived from customers renting our Sites is accounted for in accordance with ASC 842, Leases, and is recognized over the term of the respective operating lease or the length of a customer's stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our communities.
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

(amounts in thousands)	As of March 31, 2020
2020	$63,393
2021	85,220
2022	53,423
2023	20,119
2024	20,144
Thereafter	79,241
Total	$321,540

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2026. For the quarters ended March 31, 2020 and 2019, total operating lease payments were $2.4 million and $2.3 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2020:

	As of March 31, 2020
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2020	$1,462	$2,444	$3,906
2021	1,949	2,602	4,551
2022	1,479	916	2,395
2023	534	687	1,221
2024	534	505	1,039
Thereafter	4,984	484	5,468
Total undiscounted rental payments	10,942	7,638	18,580
Less imputed interest	(2,300)	(558)	(2,858)
Total lease liabilities	$8,642	$7,080	$15,722

Right-of-use ("ROU") assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $14.7 million and $15.7 million, respectively, as of March

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3 – Leases (continued)

31, 2020. The weighted average remaining lease term for our operating leases was seven years and the weighted average incremental borrowing rate was 4.3% at March 31, 2020.
ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $15.1 million and $16.2 million, respectively, as of December 31, 2019. The weighted average remaining lease term for our operating leases was seven years and the weighted average incremental borrowing rate was 4.4% at December 31, 2019.

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock, as adjusted for the stock split, for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2020	2019
Numerators:
Net income available for Common Stockholders – Basic	$66,875	$113,309
Amounts allocated to dilutive securities	3,849	7,226
Net income available for Common Stockholders – Fully Diluted	$70,724	$120,535
Denominators:
Weighted average Common Shares outstanding – Basic	181,729	179,560
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,491	11,482
Stock options and restricted stock	344	206
Weighted average Common Shares outstanding – Fully Diluted	192,564	191,248

Earnings per Common Share – Basic	$0.37	$0.63

Earnings per Common Share – Fully Diluted	$0.37	$0.63

Note 5 – Common Stock and Other Equity Related Transactions
Two-for-One Common Stock and OP Units Split
On October 15, 2019, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record as of October 1, 2019. In connection with our stock split, the OP Units of our Operating Partnership were also split on a two-for-one basis.
Common Stockholder Distribution Activity
The following quarterly distributions, as adjusted for the stock split, have been declared and paid to Common Stockholders and the OP Unit holders since January 1, 2019.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Common Stock and Other Equity Related Transactions (continued)

Equity Offering Program
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of March 31, 2020, we have $140.7 million of common stock available under the ATM offering program for issuance.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarters ended March 31, 2020 and 2019, 9,228 and 10,650 OP Units, respectively, were exchanged for an equal number of shares of Common Stock

Note 6 – Investment in Real Estate
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

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2020 and December 31, 2019, respectively):

					Investment as of		Income/(Loss) for Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
Meadows	Various (2,2)	1,077	50%		$146	$146	$—	$397
Lakeshore	Florida (3,3)	721	(b)		2,408	2,467	90	69
Voyager	Arizona (1,1)	1,801	50%	(c)	588	599	(10)	604
Loggerhead	Florida	2,343	—%	(d)	—	—	—	321
ECHO JV	Various	—	50%		16,988	16,862	127	142
		5,942			$20,130	$20,074	$207	$1,533
_____________________

(a)	The percentages shown approximate our economic interest as of March 31, 2020. Our legal ownership interest may differ.

(b)	Includes two joint ventures in which we own a 65% interest and the Crosswinds joint venture in which we own a 49% interest.

(c)	Primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing this Property.

(d)	On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture. Loggerhead sites represent marina slip count.
We received approximately $0.2 million and $0.7 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2020 and 2019, respectively. Approximately $0.1 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarter ended March 31, 2020, and as such, were recorded as income from unconsolidated joint ventures. None of the distributions made to us exceeded our basis in joint ventures for the quarter ended March 31, 2019.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Borrowing Arrangements

Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2020		As of December 31, 2019
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,414,922	$2,285,847	$2,227,185	$2,072,416

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of March 31, 2020, was approximately 4.3% per annum. The debt bears interest at stated rates ranging from 2.7% to 8.9% per annum and matures on various dates ranging from 2021 to 2041. The debt encumbered a total of 125 and 116 of our Properties as of March 31, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,634.2 million and $2,524.7 million, as of March 31, 2020 and December 31, 2019, respectively.
2020 Activity
During the quarter ended March 31, 2020, we entered into a $275.4 million secured credit facility with Fannie Mae, maturing in 10 years and bearing a 2.7% interest rate. The facility is secured by eight MH and four RV communities. We also repaid $48.1 million of principal on three mortgage loans that were due to mature in 2020, incurring $1.0 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.2% per annum and were secured by three MH communities.
2019 Activity
During the quarter ended March 31, 2019, we defeased mortgage debt of $11.2 million in conjunction with the disposition of five all-age MH communities as disclosed in Note 6. Investment in Real Estate. These loans had a weighted average interest rate of 5.0% per annum. We also assumed mortgage debt of $10.8 million, excluding mortgage note premium of $0.4 million, as a result of the acquisitions that were closed during the quarter. This loan carries an interest rate of 5.5% per annum and matures in 2024.
Unsecured Line of Credit
During the quarter ended March 31, 2020, we borrowed and paid off amounts on our unsecured Line of Credit ("LOC"), leaving no balance outstanding as of March 31, 2020. As of March 31, 2020, our LOC has a remaining borrowing capacity of $400 million with the option to increase the borrowing capacity by $200 million, subject to certain conditions. The LOC had $160 million outstanding at December 31, 2019.
As of March 31, 2020, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. In connection with our $200.0 million senior unsecured term loan (the “Term Loan”), which has an interest rate of LIBOR plus 1.20% to 1.90% per annum, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum for the first three years and matures on November 1, 2020. Based on the leverage as of March 31, 2020, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 – Derivative Instruments and Hedging Activities (continued)

Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2020	2019
Interest Rate Swap	Accounts payable and other liabilities	$1,713	$380

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarter ended March 31,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the quarter ended March 31,
(amounts in thousands)	2020	2019	(amounts in thousands)	2020	2019
Interest Rate Swap	$1,424	$606	Interest Expense	$91	$(325)

During the next seven months through the maturity date of November 1, 2020, we estimate that $1.7 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2020, we had not posted any collateral related to this Swap.

Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. During the quarter ended March 31, 2020, 90,933 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 29, 2021, January 31, 2022, and January 27, 2023, respectively, and have a grant date fair value of $3.3 million. The remaining 50% are performance-based awards vesting in equal installments on January 29, 2021, January 31, 2022, and January 27, 2023, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 15,154 shares of restricted stock subject to 2020 performance goals have a grant date fair value of $1.1 million.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2020 and 2019, was $3.0 million and $2.4 million, respectively.

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
The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. The master lessor of these ground leases, The Nicholson Family Partnership (the “Nicholsons”), has expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 11 – Commitments and Contingencies (continued)

with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents.
We believe the Nicholsons’ demand is unlawful, and on December 30, 2019, the Operating Partnership filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership has no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership filed an amended complaint on January 29, 2020. The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, pursuant to which they request a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms.” On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion is currently scheduled to be heard on June 25, 2020. We intend to continue to vigorously defend our interests in this matter. As of March 31, 2020 we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2020 or 2019.
The following tables summarize our segment financial information for the quarters ended March 31, 2020 and 2019:
Quarter Ended March 31, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$262,474	$15,552	$278,026
Operations expenses	(117,898)	(14,467)	(132,365)
Income from segment operations	144,576	1,085	145,661
Interest income	1,075	727	1,802
Depreciation and amortization	(36,220)	(2,804)	(39,024)
Income (loss) from operations	$109,431	$(992)	$108,439
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			643
General and administrative			(10,855)
Other expenses			(588)
Interest and related amortization			(26,073)
Equity in income of unconsolidated joint ventures			207
Early debt retirement			(1,054)
Consolidated net income			$70,724

Total assets	$3,936,862	$275,602	$4,212,464
Capital improvements	$32,605	$16,354	$48,959

Quarter Ended March 31, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$246,016	$10,337	$256,353
Operations expenses	(108,970)	(8,919)	(117,889)
Income from segment operations	137,046	1,418	138,464
Interest income	894	850	1,744
Depreciation and amortization	(35,543)	(2,434)	(37,977)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$154,904	$(166)	$154,738
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			986
General and administrative			(9,909)
Other expenses			(427)
Interest and related amortization			(26,393)
Equity in income of unconsolidated joint ventures			1,533
Consolidated net income			$120,535

Total assets	$3,771,453	$237,424	$4,008,877
Capital improvements	$24,406	$28,035	$52,441

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
(amounts in thousands)	2020	2019
Revenues:
Rental income	$235,364	$219,982
Annual membership subscriptions	13,073	12,316
Membership upgrade sales current period, gross	4,843	3,838
Membership upgrade sales upfront payments, deferred, net	(2,542)	(1,771)
Other income	11,059	10,370
Ancillary services revenues, net	677	1,281
Total property operations revenues	262,474	246,016
Expenses:
Property operating and maintenance	82,291	76,744
Real estate taxes	16,841	15,323
Sales and marketing, gross	3,978	3,409
Membership sales commissions, deferred, net	(216)	(191)
Property management	15,004	13,685
Total property operations expenses	117,898	108,970
Income from property operations segment	$144,576	$137,046

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
(amounts in thousands)	2020	2019
Revenues:
Rental income (a)	$3,982	$3,584
Gross revenue from home sales	11,309	6,475
Brokered resale revenues, net	261	278
Ancillary services revenues, net	—	—
Total revenues	15,552	10,337
Expenses:
Rental home operating and maintenance	1,343	1,204
Cost of home sales	11,911	6,632
Home selling expenses	1,213	1,083
Total expenses	14,467	8,919
Income from home sales and rentals operations segment	$1,085	$1,418
______________________

(a)	Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
We are actively monitoring the rapidly evolving situation related to the novel coronavirus (COVID-19) pandemic. On April 1, 2020, we borrowed $100.0 million on our line of credit as a precautionary measure to increase liquidity and preserve financial flexibility. Our line of credit has remaining availability of $300 million, subject to certain conditions.
On April 28, 2020, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), as well as information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. All shares of common stock ("Common Shares") and units of common interests in our Operating Partnership ("OP Units") as well as per share results reflect the two-for-one stock split that was completed on October 15, 2019.
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. See the COVID-19 Pandemic Update ("COVID Update") section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators such as rent collections through April 17, 2020 and factors that we anticipate will inform our future decisions and actions. The current operating environment is changing rapidly. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of March 31, 2020, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 156,655 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 18% from 2020 to 2035. These individuals, seeking an active lifestyle, will continue to drive the market for second home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographic will contribute to our future long-term customer pipeline. Millennials and Generation X combined represent over half of RV buyers. There is an increasing trend among these groups to adopt a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also generate revenue from customers renting our marina slips and dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2020
MH Sites	72,200
RV Sites:
Annual	29,700
Seasonal	10,200
Transient	13,900
Marina Slips	2,300
Membership (1)	24,600
Joint Ventures (2)	3,600
Total (3)	156,700
_________________________

(1)	Primarily utilized to service the approximately 116,500 members. Includes approximately 5,900 Sites rented on an annual basis.

(2)	Includes approximately 2,900 annual Sites, 500 seasonal Sites and 200 transient Sites.

(3)	Total does not foot due to rounding.
In our Home Sales and Rentals Operations business, our revenue streams include home sales, home rentals and brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing manufactured homes and cottages that are located in Properties owned and managed by us. We believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). Additionally, home sale brokerage services are offered to our residents who may choose to sell their homes rather than relocate them when moving from a Property. At certain Properties, we operate ancillary facilities, such as golf courses, pro shops, stores and restaurants.
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
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. As of April 17, 2020, our MH and RV properties, with the exception of 46 Northern RV resorts, are open and are complying with federal, state and local shelter-in-place orders. To achieve compliance with these shelter-in-place orders, we have implemented, and may continue to implement, operational changes. For example, we have implemented Center for Disease Control ("CDC") and local public health department guidelines and developed protocols for social distancing and enhanced community and office cleaning procedures. Our property offices are open to residents and customers by appointment only, and we have closed all indoor amenity areas, including on-site stores and restaurants, pools and playgrounds. We have transitioned to work from home in our corporate and regional offices.
With consideration for the hardship our residents and customers may have experienced as a result of COVID-19 and in response to certain regulatory guidelines, we have taken the following actions: suspended mailing of April 2020 MH rent increase notices, introduced a rent deferral program for financial hardship related to COVID-19, which allows residents to pay April rent over the subsequent three months, waived April late fees and RV cancellation fees, allowed extended stays for Thousand Trails members and suspended eviction proceedings.

Management's Discussion and Analysis (continued)

Certain of our property-level employees are not working or have reduced hours pending a delayed opening or resumption of operations subject to shelter-in-place orders. We introduced a supplemental benefit program to provide continuation of pay for up to two weeks during the period of disruption caused by the pandemic.
During the first quarter of 2020, the primary financial statement impact from the COVID-19 pandemic was a reduction of transient RV revenue as certain transient customers terminated reservations earlier than expected or canceled upcoming reservations to visit our Properties. For the quarter ended March 31, 2020, we earned approximately $11.1 million of transient RV revenue in our Core portfolio as compared to $12.0 million for the same period in 2019.
As we entered the second quarter, we identified cash collections as the primary indicator of disruption to our business. As of April 17, 2020: we received 96% of April MH rent as compared to 97% at the same time in April 2019, and we received 96% of April rent from our RV annual customers as compared to 98% at the same time in April 2019. Our collections from the customers of 46 Northern RV resorts, who generally pay a deposit in advance of the season and make an installment payment upon arrival at the RV resort when the season begins, have been affected by the delayed openings of those resorts. Customers of these Northern RV resorts generated approximately 20% of 2019 RV annual revenue, and as of April 17, 2020, we received approximately 61% of the installment payment amounts as compared to 71% at the same time in April 2019. As of April 17, 2020, seasonal RV customers have made $2.1 million in reservations for April or 88% of the $2.4 million in seasonal RV reservations for April at this time in April 2019. As of April 17, 2020, we have received approximately 95% of the cash receipts from Thousand Trails dues payments at this time in April 2019. We received 93% of Marina April billing as of April 17, 2020.
As we continue to adapt operations in response to COVID-19, we anticipate continuing to make decisions that comply with the various federal, state and local authorities. We are closely monitoring updates to the shelter-in-place orders, and we intend to resume any suspended operations as quickly as permitted and when we believe conditions are safe for our customers and employees to do so. As a result of the various shelter-in-place orders, we stopped accepting reservations for transient stays through April 30, 2020. In 2019, 23% of our RV transient revenue for the second quarter was earned in April, 33% in May and 44% in June. This business disruption represents the most significant impact to our financial performance to date.
Our decision to suspend mailing of MH rent increases in April resulted in approximately 5% of our MH residents not receiving a notice of rent increase effective August 1, 2020. Our April rent deferral program was accepted by approximately 300 residents, and the amount approved was less than 40 basis points of rent billed in April. Our employee time off program has resulted in additional employee benefits of approximately $0.3 million since introduction, which has been offset by reduced payroll expense.
Based on our performance to date, the feedback from our customers and employees and the financial impact of programs we have implemented to date, we intend to continue the following programs in May: rent deferral for residents providing evidence of COVID-19 related hardship similar to the program for April, waiver of late fees, waiver of RV cancellation fees, employee time off program, extension of stays for Thousand Trails members and suspension of eviction proceedings. While this is our current plan for these programs in May, there can be no assurance that these programs will be extended, and we may take additional actions.
We attribute the solid performance of our business, as shown by the April cash collection activity, to the fundamentals of our business model. Our customers have made an investment in a housing unit that is placed on land leased from us. In addition, there is continued demand for our properties. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the rapidly evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders.
Results Overview
For the quarter ended March 31, 2020, net income available for Common Stockholders decreased $46.4 million, or $0.26 per fully diluted Common Share, to $66.9 million, or $0.37 per fully diluted Common Share, compared to $113.3 million, or $0.63 per fully diluted Common Share, for the same period in 2019. Net income available for Common Stockholders for the quarter ended March 31, 2019 included a gain on sale of real estate, net of $52.5 million as a result of the sale of five MH communities.
For the quarter ended March 31, 2020, FFO available for Common Stock and OP Unit holders increased $4.3 million, or $0.02 per fully diluted Common Share, to $112.3 million, or $0.58 per fully diluted Common Share, compared to $108.0 million, or $0.56 per fully diluted Common Share, for the same period in 2019.
For the quarter ended March 31, 2020, Normalized FFO available for Common Stock and OP Unit holders increased $5.6 million, or $0.03 per fully diluted Common Share, to $113.3 million, or $0.59 per fully diluted Common Share, compared to $107.7 million, or $0.56 per fully diluted Common Share, for the same period in 2019.

Management's Discussion and Analysis (continued)

For the quarter ended March 31, 2020, our Core Portfolio property operating revenues, excluding deferrals, increased 5.4% and property operating expenses, excluding deferrals and property management, increased 5.8%, from the same period in 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.2% compared to the same period in 2019.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes may represent an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.1% for the quarter ended March 31, 2020, compared to 95.2% for the quarter ended December 31, 2019 and 95.0% for the same period in 2019. For the quarter ended March 31, 2020, our Core Portfolio occupancy increased by 13 sites with an increase in homeowner occupancy of 76 sites. By comparison, for the quarter ended March 31, 2019, our Core Portfolio occupancy increased 61 sites with an increase in homeowner occupancy of 47 sites. In addition to higher occupancy, we have increased rental rates during the quarter ended March 31, 2020, contributing to a growth of 4.4% in MH rental income compared to the same period in 2019.
We continue to grow RV rental income in our Core Portfolio as a result of our ability to increase rates and occupancy. RV rental income in our Core Portfolio for the quarter ended March 31, 2020 was 4.8% higher than the same period in 2019. Annual and seasonal revenues for the quarter ended March 31, 2020 increased 7.4% and 7.0%, while transient revenue decreased 7.6%. The decrease in transient revenue over the same period in the prior year was primarily as a result of COVID-19. Year to date through February, transient revenue increased 5.8% over the same period in 2019.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. We sold approximately 3,200 Thousand Trail Camping ("TTC") memberships and approximately 700 membership upgrades for the quarter ended March 31, 2020, an increase in membership subscriptions and upgrade revenues of 6.1% and 26.2%, respectively, over the same period in 2019. In addition, we activated approximately 5,000 TTC memberships through our RV dealer program for the quarter ended March 31, 2020. Our customers are increasingly choosing self-service options to complete their transactions with us. For the quarter ended March 31, 2020, 38% of our Core RV transient revenue was booked through our website and 15% of our new TTC memberships were purchased online.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 155 new home sales during the quarter ended March 31, 2020 compared to 91 new home sales during the quarter ended March 31, 2019. The increase in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale. We continue to believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future.
As of March 31, 2020, we had 3,913 occupied rental homes in our Core MH communities, including 286 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.6 million for the quarters ended March 31, 2020 and 2019. Approximately $7.8 million and $7.7 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the quarters ended March 31, 2020 and 2019, respectively.
Our gross investment in real estate increased $38.3 million to $5,781.3 million as of March 31, 2020 from $5,743.0 million as of December 31, 2019, primarily due to capital improvements during the quarter ended March 31, 2020.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2019 through March 31, 2020 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2019 (1) (2)				155,400
Acquisition Properties:
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added (reconfigured) in 2019				891
Sites added (reconfigured) in 2020				159

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of March 31, 2020 (2)				156,700
______________________

(1)	Includes the marina slips from the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida.

(2)	Sites are approximate. Total does not foot due to rounding.
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
Our Core Portfolio consists of our Properties owned and operated since January 1, 2019. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2019 and 2020.
Funds from Operations ("FFO") and Normalized Funds from Operations ("Normalized FFO")
We define FFO as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, depreciation and amortization related to real estate, impairment charges and adjustments to reflect our share of FFO of

Management's Discussion and Analysis (continued)

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
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of gains or losses from sales of properties, depreciation and amortization related to real estate and impairment charges, which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt, and other miscellaneous non-comparable items from FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
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
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
(amounts in thousands)	2020	2019
Computation of Income from Property Operations:
Net income available for Common Stockholders	$66,875	$113,309
Income allocated to non-controlling interests – Common OP Units	3,849	7,226
Equity in income of unconsolidated joint ventures	(207)	(1,533)
Income before equity in income of unconsolidated joint ventures	70,517	119,002
Gain on sale of real estate, net	—	(52,507)
Total other expenses, net	75,144	71,969
Income from home sales operations and other	877	(319)
Income from property operations	$146,538	$138,145

Management's Discussion and Analysis (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
(amounts in thousands)	2020	2019
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$66,875	$113,309
Income allocated to non-controlling interests – Common OP Units	3,849	7,226
Membership upgrade sales upfront payments, deferred, net	2,542	1,771
Membership sales commissions, deferred, net	(216)	(191)
Depreciation and amortization	39,024	37,977
Depreciation on unconsolidated joint ventures	177	433
Gain on sale of real estate, net	—	(52,507)
FFO available for Common Stock and OP Unit holders	112,251	108,018
Early debt retirement	1,054	—
Insurance proceeds due to catastrophic weather event (1)	—	(349)
Normalized FFO available for Common Stock and OP Unit holders	$113,305	$107,669
Weighted average Common Shares outstanding – Fully Diluted (2)	192,564	191,248
______________________
(1)     Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.
(2)     Adjusted for the stock split.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2020 and March 31, 2019. For the comparison of our results of operations for the quarters ended March 31, 2019 and March 31, 2018 and discussion of our operating activities, investing activities and financing activities for these quarters, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on April 30, 2019.

Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income	$141,403	$134,844	$6,559	4.9%	$141,421	$135,282	$6,139	4.5%
Rental home income	3,983	3,490	493	14.1%	3,982	3,584	398	11.1%
RV and marina base rental income (1)	75,610	72,132	3,478	4.8%	81,060	72,168	8,892	12.3%
Annual membership subscriptions	13,073	12,316	757	6.1%	13,073	12,316	757	6.1%
Membership upgrades sales current period, gross	4,843	3,838	1,005	26.2%	4,843	3,838	1,005	26.2%
Utility and other income	24,860	23,657	1,203	5.1%	25,303	23,751	1,552	6.5%
Property operating revenues, excluding deferrals	263,772	250,277	13,495	5.4%	269,682	250,939	18,743	7.5%

Property operating and maintenance	81,441	77,288	4,153	5.4%	83,652	77,593	6,059	7.8%
Real estate taxes	16,000	15,276	724	4.7%	16,841	15,323	1,518	9.9%
Rental home operating and maintenance	1,340	1,182	158	13.4%	1,343	1,204	139	11.5%
Sales and marketing, gross	3,978	3,409	569	16.7%	3,978	3,409	569	16.7%
Property operating expenses, excluding deferrals and property management	102,759	97,155	5,604	5.8%	105,814	97,529	8,285	8.5%
Income from property operations, excluding deferrals and property management (2)	161,013	153,122	7,891	5.2%	163,868	153,410	10,458	6.8%
Property management	15,004	13,685	1,319	9.6%	15,004	13,685	1,319	9.6%
Income from property operations, excluding deferrals (2)	146,009	139,437	6,572	4.7%	148,864	139,725	9,139	6.5%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	2,326	1,580	746	47.2%	2,326	1,580	746	47.2%
Income from property operations (2)	$143,683	$137,857	$5,826	4.2%	$146,538	$138,145	$8,393	6.1%
_____________________

(1)	Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.

(2)	See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
Total portfolio income from property operations for 2020 increased $8.4 million, or 6.1%, from 2019, driven by an increase of $5.8 million, or 4.2%, from our Core Portfolio and an increase of $2.6 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily driven by higher MH base rental income and RV base rental income, partially offset by higher property operating expenses. The increase in income from property operations from our None-Core Portfolio was mainly due to income from property operations from our acquisitions that closed during 2019.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $6.6 million, or 4.9%, from 2019, which reflects 4.4% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $688 in 2020 from approximately $659 in 2019. The average occupancy for our Core Portfolio increased to 95.1% in 2020 from 95.0% in 2019.

Management's Discussion and Analysis (continued)

RV base rental income in our Core Portfolio for 2020 increased $3.5 million, or 4.8%, from 2019, due to the annual and seasonal rental income, partially offset by a decrease in transient income primarily as a result of COVID-19. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$41,960	$39,053	$2,907	7.4%	$47,325	$39,084	$8,241	21.1%
Seasonal	22,568	21,083	1,485	7.0%	22,583	21,085	1,498	7.1%
Transient	11,082	11,996	(914)	(7.6)%	11,152	11,999	(847)	(7.1)%
RV and marina base rental income (1)	$75,610	$72,132	$3,478	4.8%	$81,060	$72,168	$8,892	12.3%
_____________________

(1)	Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $5.6 million, or 5.8%, from 2019. The increase was primarily due to an increase in property operating and maintenance expenses of $4.2 million and an increase in property taxes of $0.7 million. Property operating and maintenance expenses was higher mainly driven by an increase in property payroll of $1.1 million, an increase in repairs and maintenance of $1.0 million and an increase in insurance expense of $0.9 million. Property taxes in 2020 were higher due to real estate tax increases in Florida.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenues from new home sales (1)	$9,382	$4,564	$4,818	105.6%
Cost of new home sales (1)	9,287	4,394	4,893	111.4%
Gross profit from new home sales	95	170	(75)	(44.1)%

Gross revenues from used home sales	1,927	1,911	16	0.8%
Cost of used home sales	2,624	2,238	386	17.2%
Loss from used home sales	(697)	(327)	(370)	(113.1)%

Brokered resale and ancillary services revenues, net	938	1,559	(621)	(39.8)%
Home selling expenses	1,213	1,083	130	12.0%

Income (loss) from home sales and other	$(877)	$319	$(1,196)	(374.9)%

Home sales volumes
Total new home sales (2)	155	91	64	70.3%
New Home Sales Volume - ECHO JV	12	13	(1)	(7.7)%
Used home sales	194	219	(25)	(11.4)%
Brokered home resales	176	168	8	4.8%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The loss from home sales and other operations was $0.9 million for 2020 compared to income of $0.3 million for 2019. The decrease in income (loss) from home sales and other operations was due to a decrease in brokered resale and ancillary services revenues, net and an increase in the loss from used home sales.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Rental operations revenue (1)	$11,743	$11,210	$533	4.8%
Rental home operating and maintenance	1,340	1,182	158	13.4%
Income from rental operations	10,403	10,028	375	3.7%
Depreciation on rental homes (2)	2,804	2,433	371	15.2%
Income from rental operations, net of depreciation	$7,599	$7,595	$4	0.1%

Gross investment in new manufactured home rental units (3)	$233,667	$174,599	$59,068	33.8%
Gross investment in used manufactured home rental units	$19,633	$27,347	$(7,714)	(28.2)%

Net investment in new manufactured home rental units	$197,311	$151,640	$45,671	30.1%
Net investment in used manufactured home rental units	$9,026	$13,461	$(4,435)	(32.9)%

Number of occupied rentals – new, end of period (4)	3,226	2,860	366	12.8%
Number of occupied rentals – used, end of period	687	1,106	(419)	(37.9)%
______________________

(1)
Consists of Site rental income and home rental income. Approximately $7.8 million and $7.7 million for the quarters ended March 31, 2020 and March 31, 2019, respectively, of Site rental income were included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.

(2)	Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

(3)	New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.0 million and $16.4 million as of March 31, 2020 and March 31, 2019, respectively.

(4)	Includes 286 and 290 homes rented through our ECHO JV as of March 31, 2020 and 2019, respectively.
Income from rental operations, net of depreciation, in 2020 was consistent with 2019 as higher income from rental operations from an increase in the number of new occupied rental units was offset by an increase in depreciation on rental homes.
Other Income and Expenses
The following table summarizes other income and expenses:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(39,024)	$(37,977)	$(1,047)	(2.8)%
Interest income	1,807	1,751	56	3.2%
Income from other investments, net	643	986	(343)	(34.8)%
General and administrative	(10,855)	(9,909)	(946)	(9.5)%
Other expenses	(588)	(427)	(161)	(37.7)%
Early debt retirement	(1,054)	—	(1,054)	—%
Interest and related amortization	(26,073)	(26,393)	320	1.2%
Total other income and expenses, net	$(75,144)	$(71,969)	$(3,175)	(4.4)%

Total other income and expenses, net increased $3.2 million in 2020 compared to 2019, primarily due to early debt retirement cost incurred in the current quarter and increases in depreciation and amortization, general and administrative expenses. The early debt retirement cost was resulted from our repayment of $48.1 million of principal on three mortgage loans that were due to mature in 2020.
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
The impact the COVID-19 pandemic will have on our financial condition and cashflows is uncertain and is dependent upon various factors including the timing and manner in which operations resume at our Properties, customer payment patterns and operational decisions we have made and may make in the future in response to guidance from public authorities and/or for the health and safety of our employees, residents and guests. We believe, based on information currently available and informed in part by our cash collection experience in April as detailed in our COVID Update, that our current cash reserves, including the recent $100.0 million borrowed on our LOC, provide us sufficient cash to meet our needs for the next twelve months, including our expected dividend payments. Each quarter our Board of Directors considers several factors as it deliberates and decides whether to declare a quarterly dividend. The process includes revisiting our annual budget and considering factors including our planned operating performance and related cash flow, our debt service obligations, capital investments to maintain and expand the business, working capital requirements including home purchases and potential investments to generate external growth.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. When investing capital, we consider all potential uses, including returning capital to our stockholders or the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, alternative opportunistic capital uses and capital requirements. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term low-cost secured debt continues to be our focus.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
During the quarter ended March 31, 2020, we entered into a $275.4 million secured credit facility with Fannie Mae, maturing in 10 years and bearing a 2.69% interest rate. The facility is secured by eight MH and four RV communities. For information regarding our debt activities and related borrowing arrangements, see Item 1. Financial Statements—Note 8. Borrowing Arrangements. Total secured debt encumbered a total of 125 and 116 of our Properties as of March 31, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,634.2 million and $2,524.7 million, as of March 31, 2020 and December 31, 2019, respectively.
On April 28, 2020, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares. As of March 31, 2020, we have available liquidity in the form of approximately 217.9 million shares of authorized and unissued common stock, par value $0.01 per share of stock, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, having an aggregate offering price of up to $200.0 million. As of March 31, 2020, we have $140.7 million of common stock available for issuance under our ATM equity program.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of March 31, 2020, our LOC had a borrowing capacity of $400.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. On April 1, 2020, we borrowed $100.0 million on our LOC to increase liquidity and preserve financial flexibility. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
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

Management's Discussion and Analysis (continued)

As part of our unsecured credit facility, our LOC arrangement will mature prior to the expected discontinuation of LIBOR subsequent to 2021 and our $200.0 million term loan is scheduled to mature in April 2023. We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition and as it pertains to new arrangements to be entered in the future. Given approximately 88% of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2020	2019
Net cash provided by operating activities	$130,892	$128,098
Net cash provided by (used in) investing activities	(50,161)	13,112
Net cash used in financing activities	(12,670)	(65,962)
Net increase (decrease) in cash and restricted cash	$68,061	$75,248
Operating Activities
Net cash provided by operating activities increased $2.8 million to $130.9 million for the quarter ended March 31, 2020 from $128.1 million for the quarter ended March 31, 2019. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $8.4 million, partially offset by decreases in rents and other customer payments received in advance and security deposits of $3.5 million and proceeds from insurance claims of $3.4 million. In addition, long-term incentive plan compensation payments of $4.4 million were made during the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $50.2 million for the quarter ended March 31, 2020. Net cash provided by investing activities was $13.1 million for the quarter ended March 31, 2019. The increase in cash used was primarily due to proceeds of $77.7 million received during the first quarter of 2019 from the sale of real estate, partially offset by more acquisitions during the first quarter of 2019.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2020	2019
Recurring capital expenditures (1)	$11,467	$10,064
Property upgrades and development (2)	20,115	12,246
New home investments (3) (4)	16,268	27,362
Used home investments (4)	86	673
Total property improvements	47,936	50,345
Corporate	1,023	2,096
Total capital improvements	$48,959	$52,441
______________________

(1)	Primarily comprised of common area, utility infrastructure and mechanical improvements.

(2)	Includes $1.3 million of restoration and improvement capital expenditures related to Hurricane Irma for the quarter ended March 31, 2019.

(3)	Excludes new home investments associated with our ECHO JV.

(4)	Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities was $12.7 million for the quarter ended March 31, 2020 and $66.0 million for the quarter ended March 31, 2019. The decrease in net cash used in financing activities was primarily due to financing proceeds of $275.4 million, partially offset by net repayment on the LOC of $160.0 million and total mortgage debt repayment of $61.8 million during the quarter ended March 31, 2020.

Management's Discussion and Analysis (continued)

Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.
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
The Operating Partnership has entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons have an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership has not entered into any subtenancy agreements that extend beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continue by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons’ have made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violates California state and San Jose municipal law because the Nicholsons are demanding that the Operating Partnership remove all residents without just cause and (ii) conflicts with the terms and conditions of the ground leases, which contain no express or implied requirement that the Operating Partnership deliver the property free and clear of all subtenancies at the mobile home park and require, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
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
The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, pursuant to which they request a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” and that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation. On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion is currently scheduled to be heard on June 25, 2020.
Following the filing of our lawsuit, the City of San Jose took steps to accelerate the passage of a general plan amendment previously under review by the City to change the designation for Westwinds from its current general plan designation of Urban Residential (which would allow for higher density redevelopment), to a newly created designation of Mobile Home Park. The Nicholsons expressed opposition to this change in designation. However, on March 10, 2020, following significant pressure from residents and advocacy groups, the City Council approved this new designation for all 58 mobilehome communities in with City of San Jose, including Westwinds. In addition to requirements imposed by California state and San Jose municipal law, the change in designation requires, among other things, a further amendment to the general plan to a different land use designation by the City Council prior to any change in use.

Management's Discussion and Analysis (continued)

Off-Balance Sheet Arrangements
As of March 31, 2020, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2020.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "project," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers, and employees in particular, its impact on the employment rate and the economy, the extent and impact of governmental responses, and the impact of operational changes we have and may implement in response to the pandemic.
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
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2019 Form 10-K.

The current pandemic of the novel coronavirus, or COVID-19, has adversely impacted us, and COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business, including our financial condition, results of operations and cash flows.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including throughout the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

COVID-19 has had, and another pandemic could have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets.

Many U.S. cities and states, including cities and states where our offices and properties are located, have implemented measures to combat COVID-19, including quarantines, “shelter in place” rules, and restrictions on travel and the types of business that may continue to operate. We have already taken actions in response to or in furtherance of these measures, including, but not limited to, temporarily halting RV reservations by incoming transient customers, delaying opening certain of our northern RV communities, closing all indoor amenity areas, pools and playgrounds, introducing a rent deferral program and waiving certain late fees and cancellation fees, which actions we may continue to implement. See "Management Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic Update."

The effects of COVID-19 have had, and could continue to have, or another pandemic, could have an adverse affect on our financial condition, results of operations and cash flows, which impact could be material, due to, among other factors:

•
Weaknesses in national, regional or local economies may prevent our residents and customers from paying rent in full or on a timely basis. Federal, state, local, and industry-initiated efforts, including eviction moratoriums, and certain actions we have taken, such as the introduction of a rent deferral program, may affect our ability to collect rent, including on a deferred basis, or enforce remedies for the failure to pay rent, which could lead to an increase in our recognition of credit losses related to our rent receivables. In addition, a reduction in the ability or willingness of prospective customers to visit our properties could impact our ability to lease Sites and sell manufactured homes and may result in lower rental revenue and ancillary operating revenue produced by our Properties.

•
The seasonal and transient customers that vacation and camp at our Properties, including our RV communities, may be less likely to visit if they have less disposable income for leisure-time activities or are unable to visit if subject to shelter-in-place or stay-at-home orders, which has caused, and could continue to cause, cancellation of existing reservations and reduced transient RV revenue.

•
A general decline in business activity and discretionary spending could result in few customers purchasing membership subscriptions, or existing customers purchasing fewer membership upgrades or failing to pay annual subscription fees or installments on financed upgrade sales.

•
A reduction in the demand for our Properties due to a general decline in business activity and discretionary spending could adversely affect the value of our Properties. This could lead to an impairment of our real estate investments. In addition, we may be unable to complete planned development of land for expansion or other capital improvement projects on a timely basis or at all due to government-mandated shutdowns or an inability by our third-party contractors to continue to work on construction projects.

•	A general decline in business activity or demand for real estate transactions could adversely affect our ability or desire to acquire additional properties, including through our joint ventures.

•
The financial impact of COVID-19 could negatively impact our ability to comply with financial covenants in our credit arrangements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our credit facilities.

•
A severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund business operations, including the acquisition or expansion of properties, or replace or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities.

•
The outbreak of COVID-19 could negatively affect the health, availability and productivity of our current personnel. It could also affect our ability to recruit and attract new employees, retain current employees whose hours have been reduced. An outbreak that directly affects, or threatens to directly affect, any of our properties could also deter or prevent our on-site personnel from reporting to work. In response to shelter-in-place orders, the employees in our corporate and regional offices are currently working remotely. The effects of these shelter-in-place orders, including remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, we have and may continue to implement mitigation and other measures to support and protect our employees, which could result in increased labor costs.

We have also described risks related to changes to federal and state laws and regulations, economic downturn in markets with a large concentration of our properties, and our ability to obtain mortgage financing or refinance maturing mortgages and the effects of these risks on our financial condition, results of operations, cash flows, ability to make distributions, operations and market price of our stock in our 2019 Form 10-K, each of which could be exacerbated by the effects of COVID-19.

The rapid development and fluidity of the circumstances resulting from COVID-19 precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows, which could adversely affect our ability to make distributions.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 28, 2020	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2020	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2020	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)