Form 10-Q
period 2020-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2020-07-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,155,196 shares of Common Stock as of July 23, 2020.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment in real estate:
Land	$1,528,929	$1,525,407
Land improvements	3,396,132	3,336,070
Buildings and other depreciable property	903,249	881,572
	5,828,310	5,743,049
Accumulated depreciation	(1,849,799)	(1,776,224)
Net investment in real estate	3,978,511	3,966,825
Cash and restricted cash	119,993	28,860
Notes receivable, net	35,304	37,558
Investment in unconsolidated joint ventures	19,864	20,074
Deferred commission expense	41,622	41,149
Other assets, net	72,880	56,809
Total Assets	$4,268,174	$4,151,275

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,247,790	$2,049,509
Term loan, net	199,111	198,949
Unsecured line of credit	50,000	160,000
Accounts payable and other liabilities	142,269	124,665
Deferred revenue – upfront payments from membership upgrade sales	132,023	126,814
Deferred revenue – annual membership subscriptions	12,655	10,599
Accrued interest payable	8,485	8,639
Rents and other customer payments received in advance and security deposits	102,480	91,234
Distributions payable	65,978	58,978
Total Liabilities	2,960,791	2,829,387
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and 400,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 182,153,754 and 182,089,595 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	1,812	1,812
Paid-in capital	1,405,764	1,402,696
Distributions in excess of accumulated earnings	(169,903)	(154,318)
Accumulated other comprehensive income (loss)	(1,161)	(380)
Total Stockholders’ Equity	1,236,512	1,249,810
Non-controlling interests – Common OP Units	70,871	72,078
Total Equity	1,307,383	1,321,888
Total Liabilities and Equity	$4,268,174	$4,151,275

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$217,963	$212,007	$457,309	$435,573
Annual membership subscriptions	12,961	12,586	26,034	24,902
Membership upgrade sales current period, gross	5,048	5,041	9,891	8,879
Membership upgrade sales upfront payments, deferred, net	(2,666)	(2,912)	(5,208)	(4,683)
Other income	9,680	10,265	20,739	20,635
Gross revenues from home sales	8,866	7,825	20,175	14,300
Brokered resale and ancillary services revenues, net	(575)	872	363	2,431
Interest income	1,791	1,803	3,598	3,554
Income from other investments, net	1,022	879	1,665	1,865
Total revenues	254,090	248,366	534,566	507,456
Expenses:
Property operating and maintenance	85,265	84,868	168,899	162,816
Real estate taxes	16,668	15,107	33,509	30,430
Sales and marketing, gross	4,276	4,214	8,254	7,623
Membership sales commissions, deferred, net	(481)	(389)	(697)	(580)
Property management	14,813	14,385	29,817	28,070
Depreciation and amortization	38,332	37,776	77,356	75,753
Cost of home sales	8,850	8,164	20,761	14,796
Home selling expenses	1,081	1,102	2,294	2,185
General and administrative	10,609	9,225	21,464	19,134
Other expenses	639	540	1,227	967
Early debt retirement	—	1,491	1,054	1,491
Interest and related amortization	26,249	26,024	52,322	52,417
Total expenses	206,301	202,507	416,260	395,102
Gain on sale of real estate, net	—	—	—	52,507
Income before equity in income of unconsolidated joint ventures	47,789	45,859	118,306	164,861
Equity in income of unconsolidated joint ventures	1,064	3,226	1,271	4,759
Consolidated net income	48,853	49,085	119,577	169,620

Income allocated to non-controlling interests – Common OP Units	(2,658)	(2,676)	(6,507)	(9,902)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$46,187	$46,401	$113,062	$159,710

Consolidated net income	$48,853	$49,085	$119,577	$169,620
Other comprehensive income (loss):
Adjustment for fair market value of swap	552	(1,610)	(781)	(2,541)
Consolidated comprehensive income	49,405	47,475	118,796	167,079
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,689)	(2,589)	(6,465)	(9,759)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$46,708	$44,878	$112,323	$157,312

Earnings per Common Share – Basic	$0.25	$0.26	$0.62	$0.89

Earnings per Common Share – Fully Diluted	$0.25	$0.26	$0.62	$0.89

Weighted average Common Shares outstanding – Basic	181,833	180,312	181,781	179,938
Weighted average Common Shares outstanding – Fully Diluted	192,542	191,860	192,538	191,546

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2019	$1,812	$1,402,696	$—	$(154,318)	$(380)	$72,078	$1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	—	(3,875)	—	—	(3,875)
Balance as of January 1, 2020	1,812	1,402,696	—	(158,193)	(380)	72,078	1,318,013
Exchange of Common OP Units for Common Stock	—	63	—	—	—	(63)	—
Issuance of Common Stock through employee stock purchase plan	—	619	—	—	—	—	619
Compensation expenses related to restricted stock and stock options	—	2,964	—	—	—	—	2,964
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	—	(3,962)
Adjustment for Common OP Unitholders in the Operating Partnership	—	277	—	—	—	(277)	—
Adjustment for fair market value of swap	—	—	—	—	(1,333)	—	(1,333)
Consolidated net income	—	—	—	66,875	—	3,849	70,724
Distributions	—	—	—	(62,385)	—	(3,590)	(65,975)
Other	—	(143)	—	—	—	—	(143)
Balance as of March 31, 2020	1,812	1,402,514	—	(153,703)	(1,713)	71,997	1,320,907
Issuance of Common Stock through employee stock purchase plan	—	531	—	—	—	—	531
Compensation expenses related to restricted stock and stock options	—	2,669	—	—	—	—	2,669
Adjustment for Common OP Unitholders in the Operating Partnership	—	193	—	—	—	(193)	—
Adjustment for fair market value of swap	—	—	—	—	552	—	552
Consolidated net income	—	—	8	46,187	—	2,658	48,853
Distributions	—	—	(8)	(62,387)	—	(3,591)	(65,986)
Other	—	(143)	—	—	—	—	(143)
Balance as of June 30, 2020	$1,812	$1,405,764	$—	$(169,903)	$(1,161)	$70,871	$1,307,383

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of January 1, 2019	$1,792	$1,328,495	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for Common Stock	—	66	—	—	—	(66)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	652	—	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	—	2,420
Repurchase of Common Stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	—	56	—
Adjustment for fair market value of swap	—	—	—	—	(931)	—	(931)
Consolidated net income	—	—	—	113,309	—	7,226	120,535
Distributions	—	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	—	(63)
Balance as of March 31, 2019	1,792	1,331,514	—	(152,848)	1,368	75,492	1,257,318
Exchange of Common OP Units for Common Stock	10	6,425	—	—	—	(6,435)	—
Issuance of Common Stock through employee stock purchase plan	—	587	—	—	—	—	587
Issuance of Common Stock through our ATM equity offering program	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	2,625	—	—	—	—	2,625
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,883)	—	—	—	2,883	—
Adjustment for fair market value of swap	—	—	—	—	(1,610)	—	(1,610)
Consolidated net income	—	—	8	46,401	—	2,676	49,085
Distributions	—	—	(8)	(55,757)	—	(3,215)	(58,980)
Other	—	(870)	—	—	—	—	(870)
Balance as of June 30, 2019	$1,812	$1,396,707	$—	$(162,204)	$(242)	$71,401	$1,307,474

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Consolidated net income	$119,577	$169,620
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(52,507)
Early debt retirement	1,054	1,491
Depreciation and amortization	78,616	76,648
Amortization of loan costs	1,777	1,768
Debt premium amortization	(211)	(232)
Equity in income of unconsolidated joint ventures	(1,271)	(4,759)
Distributions of income from unconsolidated joint ventures	81	2,008
Proceeds from insurance claims, net	1,288	4,422
Compensation expense related to restricted stock and stock options	5,633	5,045
Revenue recognized from membership upgrade sales upfront payments	(4,683)	(4,195)
Commission expense recognized related to membership sales	1,866	1,867
Long-term incentive plan compensation	765	(3,608)
Changes in assets and liabilities:
Notes receivable, net	(484)	(1,079)
Deferred commission expense	(2,338)	(2,269)
Other assets, net	(1,857)	(8,275)
Accounts payable and other liabilities	15,918	25,962
Deferred revenue – upfront payments from membership upgrade sales	9,891	8,879
Deferred revenue – annual membership subscriptions	2,056	2,967
Rents and other customer payments received in advance and security deposits	11,067	20,932
Net cash provided by operating activities	238,745	244,685
Cash Flows From Investing Activities:
Real estate acquisitions, net	(4,056)	(38,463)
Proceeds from disposition of properties, net	—	77,746
Distributions of capital from unconsolidated joint ventures	1,399	5,169
Proceeds from insurance claims	—	1,111
Capital improvements	(103,147)	(121,444)
Net cash provided by (used in) investing activities	(105,804)	(75,881)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,150	1,237
Gross proceeds from the issuance of common stock	—	59,319
Distributions:
Common Stockholders	(118,153)	(104,579)
Common OP Unitholders	(6,803)	(6,676)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(3,962)	—
Principal payments and mortgage debt repayment	(75,312)	(93,982)
Mortgage notes payable financing proceeds	275,385	—
Line of Credit repayment	(272,500)	—
Line of Credit proceeds	162,500	—
Debt issuance and defeasance costs	(3,819)	(1,700)
Other	(286)	(932)
Net cash used in financing activities	(41,808)	(147,321)
Net increase (decrease) in cash and restricted cash	91,133	21,483
Cash and restricted cash, beginning of period	28,860	68,974
Cash and restricted cash, end of period	$119,993	$90,457

	Six Months Ended June 30,
	2020	2019
Supplemental Information:
Cash paid for interest	$51,354	$51,744
Net investment in real estate – reclassification of rental homes	$17,336	$12,451
Other assets, net – reclassification of rental homes	$(17,336)	$(12,451)

Real estate acquisitions:
Investment in real estate	$(4,235)	$(58,871)
Other assets, net	—	(412)
Debt assumed	—	19,212
Other liabilities	179	1,608
Real estate acquisitions, net	$(4,056)	$(38,463)

Real estate dispositions:
Investment in real estate	$—	$35,572
Notes receivable, net	—	295
Other assets, net	—	97
Mortgage notes payable, net	—	(11,175)
Other liabilities	—	450
Gain on sale of real estate, net	—	52,507
Real estate dispositions, net	$—	$77,746

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.6% interest as of June 30, 2020. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
On January 1, 2020, we adopted FASB (“ASU 2016-13”) Financial Instruments - Credit Losses (Topic 326) using the modified retrospective approach. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities should use forward-looking information to better form their credit loss estimates.
We are exposed to credit losses primarily through sales of annual membership subscriptions and membership upgrades and home sales. We have developed an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of our receivables. The estimate is a result of our ongoing assessments and evaluations of

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
collectability including historical loss experience, current market conditions and future expectations in forecasting credit losses in each of our receivable portfolios. We recognized a cumulative-effect adjustment of $3.9 million, which decreased opening retained earnings as of January 1, 2020.
The cumulative-effect adjustment resulting from the adoption of ASU 2016-13 as of January 1, 2020 was as follows:

Balance net of allowance	Balance Sheet Location	Balance at December 31, 2019	Adjustment due to ASU 2016-13 Adoption	Balance at January 1, 2020	Balance at June 30, 2020
(amounts in thousands)
Annual membership subscriptions	Other assets, net	$2,394	$(1,361)	$1,033	$1,412
Membership upgrades	Notes receivable, net	$25,236	$(2,514)	$22,722	$23,728
(b) Revenue Recognition
Rental income is accounted for in accordance with the ASC 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. Utility recoveries are presented within Rental income on the Consolidated Statements of Income and Comprehensive Income. The allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental Income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectibility including historical loss experience, current market conditions and future expectations in forecasting credit losses. See Note 3. Leases for additional information.
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
(c) Restricted Cash
As of June 30, 2020 and December 31, 2019, restricted cash consists of $25.8 million and $25.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

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

(amounts in thousands)	As of June 30, 2020
2020	$42,403
2021	85,477
2022	53,561
2023	20,227
2024	20,249
Thereafter	79,635
Total	$301,552

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2030. For the quarters ended June 30, 2020 and 2019, total operating lease payments were $2.4 million and $2.3 million, respectively. For the six months ended June 30, 2020 and 2019, total operating lease payments were $4.8 million and $4.6 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2020:

	As of June 30, 2020
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2020	$974	$1,881	$2,855
2021	1,949	3,074	5,023
2022	1,479	1,399	2,878
2023	534	1,182	1,716
2024	534	911	1,445
Thereafter	4,984	2,899	7,883
Total undiscounted rental payments	10,454	11,346	21,800
Less imputed interest	(2,206)	(1,090)	(3,296)
Total lease liabilities	$8,248	$10,256	$18,504

Right-of-use ("ROU") assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $17.6 million and $18.5 million, respectively,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
as of June 30, 2020. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% at June 30, 2020.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock, as adjusted for the stock split, for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2020	2019	2020	2019
Numerators:
Net income available for Common Stockholders – Basic	$46,187	$46,401	$113,062	$159,710
Amounts allocated to dilutive securities	2,658	2,676	6,507	9,902
Net income available for Common Stockholders – Fully Diluted	$48,845	$49,077	$119,569	$169,612
Denominators:
Weighted average Common Shares outstanding – Basic	181,833	180,312	181,781	179,938
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,482	11,286	10,486	11,382
Stock options and restricted stock	227	262	271	226
Weighted average Common Shares outstanding – Fully Diluted	192,542	191,860	192,538	191,546

Earnings per Common Share – Basic	$0.25	$0.26	$0.62	$0.89

Earnings per Common Share – Fully Diluted	$0.25	$0.26	$0.62	$0.89

Note 5 – Common Stock and Other Equity Related Transactions
Two-for-One Common Stock and OP Units Split
On October 15, 2019, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record as of October 1, 2019. In connection with our stock split, the OP Units of our Operating Partnership were also split on a two-for-one basis.
Increase in Authorized Shares
On April 28, 2020, our stockholders approved an amendment to our charter to increase the number of shares of common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)
Common Stockholder Distribution Activity
The following quarterly distributions, as adjusted for the stock split, have been declared and paid to Common Stockholders and the OP Unit holders since January 1, 2019.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020

Equity Offering Program
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2020, we have $140.7 million of common stock available under the ATM offering program for issuance.
There was no activity under the ATM equity offering program during the six months ended June 30, 2020. The following table presents the shares that were issued under the ATM equity offering program during the six months ended June 30, 2019.

Six Months Ended June 30,
(amounts in thousands, except share data)	2019
Shares of Common Stock sold	1,010,472
Weighted average price	$58.71
Total gross proceeds	$59,319
Commissions paid to sales agents	$771

Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2020 and 2019, 9,228 and 990,650 OP Units, respectively, were exchanged for an equal number of shares of Common Stock

Note 6 – Investment in Real Estate
Acquisitions
On April 21, 2020, we completed the acquisition of a 4.6-acre vacant land parcel in North Ellenton, Florida, adjacent to our MH community, Colony Cove, for additional expansion. The purchase price was $2.2 million.
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
On March 25, 2019, we completed the acquisitions of Drummer Boy Camping Resort, a 465-site RV community located in Gettysburg, Pennsylvania, and Lake of the Woods Campground, a 303-site RV community located in Wautoma, Wisconsin,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investments in Real Estate (continued)
for a total purchase price of $25.4 million. These acquisitions were funded with available cash and a loan assumption of approximately $10.8 million, excluding mortgage premium of $0.4 million.
Dispositions
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million and recognized a gain of $52.5 million, net of transaction costs, during the first quarter of 2019.

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2020 and December 31, 2019, respectively):

					Investment as of		Income/(Loss) for Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2019
Meadows	Various (2,2)	1,077	50%		$—	$146	$854	$800
Lakeshore	Florida (3,3)	721	(b)		2,344	2,467	180	122
Voyager	Arizona (1,1)	1,801	50%	(c)	416	599	(5)	2,925
Loggerhead	Florida	2,343	—%	(d)	—	—	—	642
ECHO JV	Various	—	50%		17,104	16,862	242	270
		5,942			$19,864	$20,074	$1,271	$4,759
_____________________
(a)The percentages shown approximate our economic interest as of June 30, 2020. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest and the Crosswinds joint venture in which we own a 49% interest.
(c)Primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing this Property.
(d)On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture. Loggerhead sites represent marina slip count.
We received approximately $1.5 million and $7.2 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2020 and 2019, respectively. Approximately $1.0 million and $2.7 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the six months ended June 30, 2020 and 2019, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2020		As of December 31, 2019
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,485,462	$2,272,228	$2,227,185	$2,072,416

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of June 30, 2020, was approximately 4.3% per annum. The debt bears interest at stated rates ranging from 2.7% to 8.9% per annum and matures on various dates ranging from 2021 to 2041. The debt encumbered a total of 125 and 116 of our Properties as of June 30, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,650.8 million and $2,524.7 million, as of June 30, 2020 and December 31, 2019, respectively.

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
During the quarter ended June 30, 2019, we repaid $66.8 million of principal on four mortgage loans that were due to mature in 2020, incurring $1.4 million of prepayment penalties. These loans had a weighted average interest rate of 6.9% per annum and were secured by three MH communities and one RV community. We also assumed mortgage debt of $7.8 million, excluding mortgage note premium of $0.2 million, as a result of the acquisitions that were closed during the quarter as disclosed in Note 6. Investment in Real Estate. This loan carries an interest rate of 5.3% per annum and matures in 2022.
Unsecured Line of Credit
        During the six months ended June 30, 2020, we borrowed and paid off amounts on our unsecured Line of Credit ("LOC"), leaving a balance of $50.0 million outstanding as of June 30, 2020. As of June 30, 2020, our LOC has a remaining borrowing capacity of $350.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC had $160.0 million outstanding at December 31, 2019.
        As of June 30, 2020, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. In connection with our $200.0 million senior unsecured term loan (the “Term Loan”), which has an interest rate of LIBOR plus 1.20% to 1.90% per annum, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate on the Term Loan for a fixed interest rate. The Swap has a notional amount of $200.0 million of outstanding principal with an underlying LIBOR of 1.85% per annum for the first three years and matures on November 1, 2020. Based on the leverage as of June 30, 2020, our spread over LIBOR was 1.20% resulting in an estimated all-in interest rate of 3.05% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2020	2019
Interest Rate Swap	Accounts payable and other liabilities	$1,161	$380

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2020	2019	(amounts in thousands)	2020	2019
Interest Rate Swap	$1,553	$1,901	Interest Expense	$772	$(640)
During the next four months through the maturity date of November 1, 2020, we estimate that $1.2 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2020, we had not posted any collateral related to this Swap.

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
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2020 and 2019, was $2.7 million and $2.6 million, respectively, and for the six months ended June 30, 2020 and 2019, was $5.6 million and $5.0 million, respectively.

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
We believe the Nicholsons’ demand is unlawful, and on December 30, 2019, the Operating Partnership, together with certain interested parties, filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership has no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership and the interested parties filed an amended complaint on January 29, 2020. The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, pursuant to which they request a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)
to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms.” On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion was heard on June 25, 2020. On July 8, 2020, the California Superior Court issued a proposed statement of decision denying the Nicholson’s motion to compel. All parties have submitted to the statement of decision, and we expect the Court to issue a decision in due course. We intend to continue to vigorously defend our interests in this matter. As of June 30, 2020 we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2020 or 2019.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2020 and 2019:
Quarter Ended June 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$238,155	$13,122	$251,277
Operations expenses	(119,296)	(11,176)	(130,472)
Income from segment operations	118,859	1,946	120,805
Interest income	1,061	726	1,787
Depreciation and amortization	(35,611)	(2,721)	(38,332)
Income (loss) from operations	$84,309	$(49)	$84,260
Reconciliation to consolidated net income:
Corporate interest income			4
Income from other investments, net			1,022
General and administrative			(10,609)
Other expenses			(639)
Interest and related amortization			(26,249)
Equity in income of unconsolidated joint ventures			1,064
Early debt retirement			—
Consolidated net income			$48,853

Total assets	$3,998,462	$269,712	$4,268,174
Capital improvements	$37,552	$16,636	$54,188

Quarter Ended June 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$233,848	$11,836	$245,684
Operations expenses	(116,893)	(10,558)	(127,451)
Income from segment operations	116,955	1,278	118,233
Interest income	950	846	1,796
Depreciation and amortization	(35,197)	(2,579)	(37,776)
Income (loss) from operations	$82,708	$(455)	$82,253
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			879
General and administrative			(9,225)
Other expenses			(540)
Interest and related amortization			(26,024)
Equity in income of unconsolidated joint ventures			3,226
Early debt retirement			(1,491)
Consolidated net income			$49,085

Total assets	$3,766,573	$247,905	$4,014,478
Capital improvements	$28,501	$40,502	$69,003

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Six Months Ended June 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$500,629	$28,674	$529,303
Operations expenses	(237,194)	(25,643)	(262,837)
Income from segment operations	263,435	3,031	266,466
Interest income	2,136	1,454	3,590
Depreciation and amortization	(71,831)	(5,525)	(77,356)
Income (loss) from operations	$193,740	$(1,040)	$192,700
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			1,665
General and administrative			(21,464)
Other expenses			(1,227)
Interest and related amortization			(52,322)
Equity in income of unconsolidated joint ventures			1,271
Early debt retirement			(1,054)
Consolidated net income			$119,577

Total assets	$3,998,462	$269,712	$4,268,174
Capital improvements	$70,157	$32,990	$103,147

Six Months Ended June 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$479,864	$22,173	$502,037
Operations expenses	(225,863)	(19,477)	(245,340)
Income from segment operations	254,001	2,696	256,697
Interest income	1,844	1,696	3,540
Depreciation and amortization	(70,740)	(5,013)	(75,753)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$237,612	$(621)	$236,991
Reconciliation to consolidated net income:
Corporate interest income			14
Income from other investments, net			1,865
General and administrative			(19,134)
Other expenses			(967)
Interest and related amortization			(52,417)
Equity in income of unconsolidated joint venture			4,759
Early debt retirement			(1,491)
Consolidated net income			$169,620

Total assets	$3,766,573	$247,905	$4,014,478
Capital Improvements	$52,906	$68,538	$121,444

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Revenues:
Rental income	$213,885	$208,375	$449,249	$428,357
Annual membership subscriptions	12,961	12,586	26,034	24,902
Membership upgrade sales current period, gross	5,048	5,041	9,891	8,879
Membership upgrade sales upfront payments, deferred, net	(2,666)	(2,912)	(5,208)	(4,683)
Other income	9,680	10,265	20,739	20,635
Ancillary services revenues, net	(753)	493	(76)	1,774
Total property operations revenues	238,155	233,848	500,629	479,864
Expenses:
Property operating and maintenance	84,020	83,576	166,311	160,320
Real estate taxes	16,668	15,107	33,509	30,430
Sales and marketing, gross	4,276	4,214	8,254	7,623
Membership sales commissions, deferred, net	(481)	(389)	(697)	(580)
Property management	14,813	14,385	29,817	28,070
Total property operations expenses	119,296	116,893	237,194	225,863
Income from property operations segment	$118,859	$116,955	$263,435	$254,001

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Revenues:
Rental income (a)	$4,078	$3,632	$8,060	$7,216
Gross revenue from home sales	8,866	7,825	20,175	14,300
Brokered resale revenues, net	178	379	439	657
Ancillary services revenues, net	—	—	—	—
Total revenues	13,122	11,836	28,674	22,173
Expenses:
Rental home operating and maintenance	1,245	1,292	2,588	2,496
Cost of home sales	8,850	8,164	20,761	14,796
Home selling expenses	1,081	1,102	2,294	2,185
Total expenses	11,176	10,558	25,643	19,477
Income from home sales and rentals operations segment	$1,946	$1,278	$3,031	$2,696
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

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
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. See the COVID-19 Pandemic Update ("COVID Update") section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators such as rent collections and factors that we anticipate will inform our future decisions and actions. The current operating environment is changing rapidly. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of June 30, 2020, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 156,713 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2020
MH Sites	72,300
RV Sites:
Annual	29,500
Seasonal	10,200
Transient	14,200
Marina Slips	2,300
Membership (1)	24,600
Joint Ventures (2)	3,600
Total	156,700
_________________________
(1)Primarily utilized to service the approximately 117,700 members. Includes approximately 5,700 Sites rented on an annual basis.
(2)Includes approximately 2,900 annual Sites, 500 seasonal Sites and 200 transient Sites.
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
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Center for Disease Control ("CDC") and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. Our property offices continue to be open to residents and customers by appointment only. As of July 17, 2020, all properties are open subject to state and local guidelines. Some of the amenities at certain properties remain closed due to state and local guidelines. We are closely monitoring these guidelines and may limit future transient reservations as necessary and appropriate.
With consideration for the hardship our residents and customers may have experienced as a result of COVID-19 and in response to certain regulatory guidelines, we took the following actions during the quarter ended June 30, 2020: introduced a rent deferral program for financial hardship related to COVID-19, continued to waive late fees and RV cancellation fees, continued to allow extended stays for Thousand Trails members and suspended eviction proceedings. In addition, we temporarily suspended mailing MH rent increase notices in April and May 2020. In June 2020, we resumed mailing MH rent increase notices, which are effective starting September 2020.

Employees in our corporate and regional offices continue to work remotely. In response to COVID-19, we introduced an emergency time-off program for our property employees that provides incremental pay for up to two weeks. In addition, we also provided a one-time property employee appreciation bonus during the quarter ended June 30, 2020.

Management's Discussion and Analysis (continued)

During the second quarter of 2020, the primary financial statement impact from the COVID-19 pandemic was a reduction of transient RV rental income. For the quarter ended June 30, 2020, we recognized approximately $7.3 million of transient RV rental income in our Core portfolio as compared to $13.9 million for the same period in 2019. For the six months ended June 30, 2020, we recognized approximately $18.4 million of transient RV rental income in our Core portfolio as compared to $25.9 million in 2019. We followed shelter-in-place orders and were closed to transient RV reservations until the beginning of June 2020.
We continue to identify cash collections as a leading indicator of disruption to our business. As of July 17, 2020, the total collection rate from our MH, RV Annual and Thousand Trails customers for the quarter ended June 30, 2020 was 99%, consistent with our collection rate for the quarter ended June 30, 2019. As of July 17, 2020, cash collections for the month of July 2020 were also consistent with the month-to-date collections for each month in the quarter ended June 30, 2020. We have also seen positive demand as another leading indicator since our properties reopened to transient RV reservations. Transient RV rental income month-to-date through July 17, 2020 was on pace and in line with prior year transient RV rental income month-to-date through July 17, 2019. Our Thousand Trail Camping ("TTC") memberships sales volume in June 2020 more than doubled from June 2019 and has continued to increase in July 2020, representing a 23% month-to-date increase through July 17, 2020 as compared to month-to-date through July 17, 2019.
Our rent deferral program assisted approximately 540 approved residents and the total amount deferred was approximately $0.5 million. Based on declining monthly deferral applications, we discontinued offering the rent deferral program in July. In July, we provided approximately $0.9 million of payment credits to annual residents at 15 Northern RV properties that experienced significantly delayed openings.
Based on our performance to date, the feedback from our customers and employees and the financial impact of programs we have implemented to date, we have continued the following programs in July: waiver of late fees and RV cancellation fees, property employee time off program, extension of stays for Thousand Trails members and suspension of eviction proceedings. While this is our current plan for these programs, there can be no assurance that these programs will be extended, and we may take additional actions.
We attribute the solid performance of our business, as shown by our cash collection activity, to the fundamentals of our business model. Our customers have made an investment in a housing unit that is placed on land leased from us. In addition, there is continued demand for our properties. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the rapidly evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders.
Results Overview
For the quarter ended June 30, 2020, net income available for Common Stockholders decreased $0.2 million, or $0.01 per fully diluted Common Share, to $46.2 million, or $0.25 per fully diluted Common Share, compared to $46.4 million, or $0.26 per fully diluted Common Share, for the same period in 2019. For the six months ended June 30, 2020, net income available for Common Stockholders decreased $46.6 million, or $0.27 per fully diluted Common Share, to $113.1 million, or $0.62 per fully diluted Common Share, compared to $159.7 million, or $0.89 per fully diluted Common Share, for the same period in 2019. The financial results for 2019 included a gain of $52.5 million on the sale of five all-age MH communities.
For the quarter ended June 30, 2020, FFO available for Common Stock and OP Unit holders decreased $0.3 million to $89.5 million, or $0.47 per fully diluted Common Share, compared to $89.8 million, or $0.47 per fully diluted Common Share, for the same period in 2019. For the six months ended June 30, 2020, FFO available for Common Stock and OP Unit holders increased $4.0 million, or $0.02 per fully diluted Common Share, to $201.8 million, or $1.05 per fully diluted Common Share, compared to $197.8 million, or $1.03 per fully diluted Common Share, for the same period in 2019.
For the quarter ended June 30, 2020, Normalized FFO available for Common Stock and OP Unit holders decreased $1.0 million, or $0.01 per fully diluted Common Share, to $90.9 million, or $0.47 per fully diluted Common Share, compared to $91.9 million, or $0.48 per fully diluted Common Share, for the same period in 2019. For the six months ended June 30, 2020, Normalized FFO available for Common Stock and OP Unit holders increased $4.7 million, or $0.02 per fully diluted Common Share, to $204.3 million, or $1.06 per fully diluted Common Share, compared to $199.6 million, or $1.04 per fully diluted Common Share, for the same period in 2019.
For the quarter ended June 30, 2020, our Core Portfolio property operating revenues, excluding deferrals, increased 0.6% and property operating expenses, excluding deferrals and property management, increased 0.1%, from the same period in 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 1.0% compared to the same period in 2019. For the six months ended June 30, 2020, our Core Portfolio property operating revenues, excluding

Management's Discussion and Analysis (continued)

deferrals, increased 3.1% and property operating expenses, excluding deferrals and property management, increased 2.8%, from the same period in 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 3.2% compared to the same period in 2019.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes may represent an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.2% for the quarter ended June 30, 2020, compared to 95.1% for the quarter ended March 31, 2020 and 95.1% for the same period in 2019. For the quarter ended June 30, 2020, our Core Portfolio occupancy increased by 90 sites with an increase in homeowner occupancy of 80 sites compared to occupancy as of March 31, 2020. By comparison, for the quarter ended June 30, 2019, our Core Portfolio occupancy increased 132 sites with an increase in homeowner occupancy of 79 sites. In addition to higher occupancy, we have increased rental rates during the quarter and six months ended June 30, 2020, contributing to a growth of 4.1% and 4.3%, respectively, in MH rental income compared to the same periods in 2019.
RV rental income in our Core Portfolio for the quarter ended June 30, 2020 was 8.8% lower than the same period in 2019. Annual rental income for the quarter ended June 30, 2020 increased 4.7%, while seasonal and transient rental income decreased 8.9% and 47.7%, respectively. RV rental income in our Core Portfolio for the six months ended June 30, 2020 was 1.4% lower than the same period in 2019. Annual and seasonal rental income for the six months ended June 30, 2020 increased 6.1% and 3.7%, respectively, while transient rental income decreased 29.2%. The decreases in transient rental income and seasonal rental income over the same periods in the prior year were primarily resulting from cancellations, declines in reservations and temporary site closures due to COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the quarter ended June 30, 2020, annual membership subscriptions revenue increased 3.0% over the same period in 2019. We sold approximately 5,800 TTC memberships during the quarter ended June 30, 2020, representing a 11.8% decline in sales volume compared to the same period in 2019, which we attributed to the impact of COVID-19. In June 2020, there was significant recovery in sales volume that resulted in an increase of 43% over June 2019. For the quarter ended June 30, 2020, membership upgrade sales remained consistent compared to the same period in 2019. We sold approximately 800 membership upgrades during the quarter ended June 30, 2020, representing an increase of 11.6% in sales volume, which was offset by a lower average sales price due to the mix of upgrade products sold. In addition, we activated approximately 5,600 TTC memberships through our RV dealer program for the quarter ended June 30, 2020. For the six months ended June 30, 2020, we sold approximately 9,000 TTC memberships and approximately 1,600 membership upgrades, an increase in membership subscriptions and upgrade revenues of 4.5% and 11.4%, respectively, over the same period in 2019.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 133 new home sales during the quarter ended June 30, 2020 compared to 117 new home sales during the quarter ended June 30, 2019. We closed 288 new home sales during the six months ended June 30, 2020 compared to 208 new home sales during the six months ended June 30, 2019. The increases in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale. Additionally, we continue to believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future.
As of June 30, 2020, we had 3,923 occupied rental homes in our Core MH communities, including 283 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.9 million and $7.5 million for the quarters ended June 30, 2020 and 2019, respectively. Approximately $7.8 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for each respective quarters ended June 30, 2020 and 2019. Our Core Portfolio income from rental operations, net of depreciation, was $15.5 million and $15.1 million for the six months ended June 30, 2020 and 2019, respectively. Approximately $15.6 million and $15.5 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the six months ended June 30, 2020 and 2019, respectively.
Our gross investment in real estate increased $85.3 million to $5,828.3 million as of June 30, 2020 from $5,743.0 million as of December 31, 2019, primarily due to capital improvements during the six months ended June 30, 2020.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2019 through June 30, 2020 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2019 (1) (2)				155,400
Acquisition Properties:
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added (reconfigured) in 2019				891
Sites added (reconfigured) in 2020				209

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of June 30, 2020 (2)				156,700
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
We define Normalized FFO as FFO excluding non-operating income and expense items, such as gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of gains or losses from sales of properties, depreciation and amortization related to real estate and impairment charges, which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our normal operations. For example, we believe that excluding the early extinguishment of debt and other miscellaneous non-comparable items from FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
Income from Rental Operations, Net of Depreciation
We use income from rental operations, net of depreciation as an alternative measure to evaluate the operating results of our home rental program. Income from rental operations, net of depreciation represents income from rental operations less depreciation expense on rental homes. We believe this measure is meaningful for investors as it provides a complete picture of the home rental program operating results including the impact of depreciation which affects our home rental program investment decisions.
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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Computation of Income from Property Operations:
Net income available for Common Stockholders	$46,187	$46,401	$113,062	$159,710
Redeemable preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	2,658	2,676	6,507	9,902
Equity in income of unconsolidated joint ventures	(1,064)	(3,226)	(1,271)	(4,759)
Income before equity in income of unconsolidated joint ventures	47,789	45,859	118,306	164,861
Gain on sale of real estate, net	—	—	—	(52,507)
Total other expenses, net	73,016	72,374	148,160	144,343
Loss from home sales operations and other	1,640	569	2,517	250
Income from property operations	$122,445	$118,802	$268,983	$256,947

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2020	2019	2020	2019
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$46,187	$46,401	$113,062	$159,710
Income allocated to non-controlling interests – Common OP Units	2,658	2,676	6,507	9,902
Membership upgrade sales upfront payments, deferred, net	2,666	2,912	5,208	4,683
Membership sales commissions, deferred, net	(481)	(389)	(697)	(580)
Depreciation and amortization	38,332	37,776	77,356	75,753
Depreciation on unconsolidated joint ventures	184	441	361	873
Gain on sale of real estate, net	—	—	—	(52,507)
FFO available for Common Stock and OP Unit holders	89,546	89,817	201,797	197,834
Early debt retirement	—	2,085	1,054	2,085
Insurance proceeds due to catastrophic weather event (1)	—	—	—	(349)
COVID-19 expenses (2)	1,407	—	1,446	—
Normalized FFO available for Common Stock and OP Unit holders	$90,953	$91,902	$204,297	$199,570
Weighted average Common Shares outstanding – Fully Diluted (3)	192,542	191,860	192,538	191,546
______________________
(1)Represents insurance recovery revenue from reimbursement for capital expenditures related to Hurricane Irma.
(2)Includes expenses incurred related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay. These COVID-19 expenses are considered incremental to our normal operations and are nonrecurring As such, they have been excluded from the calculation of Normalized FFO.
(3)Adjusted for stock split.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2020 and June 30, 2019 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2020 and June 30, 2019. For the comparison of our results of operations for the quarters and six months ended June 30, 2019 and June 30, 2018 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2019 and June 30, 2018, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, filed with the SEC on July 30, 2019.
Comparison of the quarter ended June 30, 2020 to the quarter ended June 30, 2019
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended June 30, 2020 and June 30, 2019:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income	$142,535	$136,213	$6,322	4.6%	$142,557	$136,213	$6,344	4.7%
Rental home income	4,077	3,632	445	12.3%	4,078	3,632	446	12.3%
RV and marina base rental income (1)	54,345	59,617	(5,272)	(8.8)%	60,107	60,997	(890)	(1.5)%
Annual membership subscriptions	12,960	12,586	374	3.0%	12,961	12,586	375	3.0%
Membership upgrades sales current period, gross	5,048	5,041	7	0.1%	5,048	5,041	7	0.1%
Utility and other income	21,769	22,190	(421)	(1.9)%	22,259	22,250	9	—%
Property operating revenues, excluding deferrals	240,734	239,279	1,455	0.6%	247,010	240,719	6,291	2.6%

Property operating and maintenance (3)	82,943	83,683	(740)	(0.9)%	85,378	84,396	982	1.2%
Real estate taxes	15,831	15,044	787	5.2%	16,668	15,107	1,561	10.3%
Rental home operating and maintenance	1,243	1,292	(49)	(3.8)%	1,245	1,292	(47)	(3.6)%
Sales and marketing, gross	4,276	4,214	62	1.5%	4,276	4,214	62	1.5%
Property operating expenses, excluding deferrals and property management	104,293	104,233	60	0.1%	107,567	105,009	2,558	2.4%
Income from property operations, excluding deferrals and property management (2)(3)	136,441	135,046	1,395	1.0%	139,443	135,710	3,733	2.8%
Property management	14,813	14,385	428	3.0%	14,813	14,385	428	3.0%
Income from property operations, excluding deferrals (2)	121,628	120,661	967	0.8%	124,630	121,325	3,305	2.7%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	2,185	2,523	(338)	(13.4)%	2,185	2,523	(338)	(13.4)%
Income from property operations (2)	$119,443	$118,138	$1,305	1.1%	$122,445	$118,802	$3,643	3.1%
_____________________
(1)Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.
(2)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
(3)Includes $1.0 million related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay. These COVID-19 expenses are considered incremental to our normal operations and are nonrecurring. As such, they have been excluded from the calculation of Normalized FFO. Excluding the impact of these expenses, Core and Consolidated income from property operations, excluding deferrals and property management, was $137.4 million and $140.4 million, respectively, for the quarter ended June 30, 2020.

Total portfolio income from property operations for 2020 increased $3.6 million, or 3.1%, from 2019, driven by an increase of $1.3 million, or 1.1%, from our Core Portfolio and an increase of $2.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily resulting from higher MH base rental income, partially offset by lower RV base rental income. The increase in income from property operations from our None-Core Portfolio was attributed to income from properties acquired throughout 2019, most notably the marinas in Florida.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $6.3 million, or 4.6%, from 2019, which reflects 4.1% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $693 in 2020 from approximately $665 in 2019. The average occupancy for our Core Portfolio increased to 95.2% in 2020 from 95.1% in 2019.
RV base rental income in our Core Portfolio for 2020 decreased $5.3 million, or 8.8%, from 2019. The decreases in seasonal and transient rental income were primarily due to cancellations, declines in reservations and temporary site closures as a result of COVID-19. These decreases were partially offset by higher annual rental income, driven by growth from rate increases. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$41,889	$39,996	$1,893	4.7%	$47,122	$40,790	$6,332	15.5%
Seasonal	5,166	5,669	(503)	(8.9)%	5,204	5,713	(509)	(8.9)%
Transient	7,290	13,952	(6,662)	(47.7)%	7,781	14,494	(6,713)	(46.3)%
RV and marina base rental income (1)	$54,345	$59,617	$(5,272)	(8.8)%	$60,107	$60,997	$(890)	(1.5)%
_____________________
(1) Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.

Utility and other income in our Core Portfolio for 2020 decreased $0.4 million, or 1.9%, from 2019. The decrease is due to lower other property income of $1.7 million, partially offset by higher pass-through income of $0.8 million and higher utility income of $0.4 million. The decrease in other property income was primarily due to the suspension of late fees and RV cancellation fees as a result of COVID-19. The increase in pass-through income was driven by increases in real estate taxes in Florida.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $0.1 million, or 0.1%, from 2019. The increase in property taxes of $0.8 million was offset by the decrease in property operating and maintenance expenses of $0.7 million. Property taxes in 2020 were higher due to real estate tax increases in Florida. Property operating and maintenance expenses were lower, primarily due to decreases of $1.2 million in administrative expense, $0.5 million in utility expenses and $0.3 million in property payroll, partially offset by increases in insurance expense of $0.7 million, bad debt expense of $0.6 million and repairs and maintenance expenses of $0.5 million. Property operating and maintenance expenses in our Core Portfolio for 2020 include $1.0 million of incremental and nonrecurring expenses related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenues from new home sales (1)	$7,552	$6,064	$1,488	24.5%
Cost of new home sales (1)	7,382	5,984	1,398	23.4%
Gross profit from new home sales	170	80	90	112.5%

Gross revenues from used home sales	1,314	1,761	(447)	(25.4)%
Cost of used home sales	1,468	2,180	(712)	(32.7)%
Loss from used home sales	(154)	(419)	265	63.2%

Brokered resale and ancillary services revenues, net	(575)	872	(1,447)	(165.9)%
Home selling expenses	1,081	1,102	(21)	(1.9)%

Income (loss) from home sales and other	$(1,640)	$(569)	$(1,071)	(188.2)%

Home sales volumes
Total new home sales (2)	133	117	16	13.7%
New Home Sales Volume - ECHO JV	11	18	(7)	(38.9)%
Used home sales	136	210	(74)	(35.2)%
Brokered home resales	111	237	(126)	(53.2)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The loss from home sales and other operations was $1.6 million for 2020 compared to $0.6 million for 2019. The increase in loss from home sales and other operations was primarily due to a decrease in ancillary services revenues as a result of closed restaurants and amenities across the portfolio as a result of COVID-19.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Rental operations revenue (1)	$11,904	$11,431	$473	4.1%
Rental home operating and maintenance	1,243	1,292	(49)	(3.8)%
Income from rental operations	10,661	10,139	522	5.1%
Depreciation on rental homes (2)	2,721	2,579	142	5.5%
Income from rental operations, net of depreciation	$7,940	$7,560	$380	5.0%

Gross investment in new manufactured home rental units (3)	$233,840	$195,816	$38,024	19.4%
Gross investment in used manufactured home rental units	$17,454	$25,113	$(7,659)	(30.5)%

Net investment in new manufactured home rental units	$196,200	$171,936	$24,264	14.1%
Net investment in used manufactured home rental units	$7,492	$11,751	$(4,259)	(36.2)%

Number of occupied rentals – new, end of period (4)	3,291	3,011	280	9.3%
Number of occupied rentals – used, end of period	632	1,008	(376)	(37.3)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $7.8 million for both the quarters ended June 30, 2020 and June 30, 2019 of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.1 million and $16.5 million as of June 30, 2020 and June 30, 2019, respectively.
(4)Includes 283 and 298 homes rented through our ECHO JV as of June 30, 2020 and 2019, respectively.
Income from rental operations, net of depreciation increased $0.4 million in 2020 compared to 2019, primarily due to higher rental operations revenue from an increase in the number of new occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(38,332)	$(37,776)	$(556)	(1.5)%
Interest income	1,791	1,803	(12)	(0.7)%
Income from other investments, net	1,022	879	143	16.3%
General and administrative	(10,609)	(9,225)	(1,384)	(15.0)%
Other expenses	(639)	(540)	(99)	(18.3)%
Early debt retirement	—	(1,491)	1,491	100.0%
Interest and related amortization	(26,249)	(26,024)	(225)	(0.9)%
Total other income and expenses, net	$(73,016)	$(72,374)	$(642)	(0.9)%

Total other income and expenses, net increased $0.6 million in 2020 compared to 2019, primarily due to increases in general and administrative expenses and depreciation and amortization, partially offset by early debt retirement costs paid in 2019. The early debt retirement cost in 2019 was resulted from our repayment of $66.8 million of principal on four mortgage loans that were due to mature in 2020.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures decreased $2.2 million in 2020 compared to 2019, primarily as a result of a distribution received from our Voyager joint venture during the second quarter of 2019 that was in excess of our investment basis.

Management's Discussion and Analysis (continued)

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2020 and 2019.

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income	$283,938	$271,057	$12,881	4.8%	$283,978	$271,495	$12,483	4.6%
Rental home income	8,060	7,122	938	13.2%	8,060	7,216	844	11.7%
RV and marina base rental income (1)	129,955	131,749	(1,794)	(1.4)%	141,167	133,165	8,002	6.0%
Annual membership subscriptions	26,033	24,902	1,131	4.5%	26,034	24,902	1,132	4.5%
Membership upgrade sales current period, gross	9,891	8,879	1,012	11.4%	9,891	8,879	1,012	11.4%
Utility and other income	46,629	45,847	782	1.7%	47,562	46,001	1,561	3.4%
Property operating revenues, excluding deferrals	504,506	489,556	14,950	3.1%	516,692	491,658	25,034	5.1%

Property operating and maintenance (3)	164,384	160,971	3,413	2.1%	169,030	161,989	7,041	4.3%
Real estate taxes	31,831	30,320	1,511	5.0%	33,509	30,430	3,079	10.1%
Rental home operating and maintenance	2,583	2,474	109	4.4%	2,588	2,496	92	3.7%
Sales and marketing, gross	8,254	7,623	631	8.3%	8,254	7,623	631	8.3%
Property operating expenses, excluding deferrals and property management	207,052	201,388	5,664	2.8%	213,381	202,538	10,843	5.4%
Income from property operations, excluding deferrals and property management (2) (3)	297,454	288,168	9,286	3.2%	303,311	289,120	14,191	4.9%
Property management	29,817	28,070	1,747	6.2%	29,817	28,070	1,747	6.2%
Income from property operations, excluding deferrals	267,637	260,098	7,539	2.9%	273,494	261,050	12,444	4.8%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	4,511	4,103	408	9.9%	4,511	4,103	408	9.9%
Income from property operations (2)	$263,126	$255,995	$7,131	2.8%	$268,983	$256,947	$12,036	4.7%
__________________________
(1)Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.
(2)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.
(3)Includes $1.0 million related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay. These COVID-19 expenses are considered incremental to our normal operations and are nonrecurring. As such, they have been excluded from the calculation of Normalized FFO. Excluding the impact of these expenses, Core and Consolidated income from property operations, excluding deferrals and property management, was $208.1 million and $214.4 million, respectively, for the six months ended June 30, 2020.

Total Portfolio income from property operations for 2020 increased $12.0 million, or 4.7%, from 2019, driven by an increase of $7.1 million, or 2.8%, from our Core Portfolio and an increase of $4.9 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to an increase in MH base rental income, partially offset by a decrease in RV base rental income and an increase in property operating expenses. The increase in income from property operations from our None-Core Portfolio was attributed to income from properties acquired throughout 2019, most notably the marinas in Florida.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $12.9 million, or 4.8%, from 2019, which reflects 4.3% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $690 in 2020 from approximately $662 in 2019. The average occupancy for the Core Portfolio increased to 95.2% in 2020 from 95.0% in 2019.

Management's Discussion and Analysis (continued)

RV base rental income in our Core Portfolio for 2020 decreased $1.8 million, or 1.4%, from 2019 due to lower transient rental income, primarily resulting from cancellations, declines in reservations and temporary site closures as a result of COVID-19. The decrease in transient rental income was partially offset by increases in annual and seasonal revenue, mainly driven by higher rental rates. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$83,849	$79,049	$4,800	6.1%	$94,447	$79,874	$14,573	18.2%
Seasonal	27,734	26,752	982	3.7%	27,787	26,798	989	3.7%
Transient	18,372	25,948	(7,576)	(29.2)%	18,933	26,493	(7,560)	(28.5)%
RV and marina base rental income (1)	$129,955	$131,749	$(1,794)	(1.4)%	$141,167	$133,165	$8,002	6.0%
_____________________
(1) Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.

Utility and other income in our Core Portfolio for 2020 increased $0.8 million, or 1.7%, from 2019. The increase was due to higher pass-through income of $1.8 million and higher utility income of $1.1 million, partially offset by a decrease in other property income of $2.2 million. The increase in pass-through income was driven by increases in real estate taxes in Florida. The decrease in other property income was primarily due to the suspension of late fees and RV cancellation fees during the second quarter of 2020 as a result of COVID-19, as well as receipt of insurance proceeds of $0.6 million related to Hurricane Irma during the first quarter of 2019.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $5.7 million, or 2.8%, from 2019, primarily due to an increase in property operating and maintenance expenses of $3.4 million and an increase in property taxes of $1.5 million. Property operating and maintenance expenses were higher, mainly driven by increases in insurance expense of $1.6 million, repairs and maintenance of $1.5 million, bad debt expense of $1.1 million, partially offset by a decrease in administrative expenses of $0.9 million. Property operating and maintenance expenses in our Core Portfolio for 2020 include $1.0 million of incremental and nonrecurring expenses related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay. Property taxes in 2020 were higher due to real estate tax increases in Florida.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenues from new home sales (1)	$16,934	$10,628	$6,306	59.3%
Cost of new home sales (1)	16,669	10,378	6,291	60.6%
Gross profit from new home sales	265	250	15	6.0%

Gross revenues from used home sales	3,241	3,672	(431)	(11.7)%
Cost of used home sales	4,092	4,418	(326)	(7.4)%
Loss from used home sales	(851)	(746)	(105)	(14.1)%

Brokered resale and ancillary services revenues, net	363	2,431	(2,068)	(85.1)%
Home selling expenses	2,294	2,185	109	5.0%

Income (loss) from home sales and other	$(2,517)	$(250)	$(2,267)	(906.8)%

Home sales volumes
Total new home sales (2)	288	208	80	38.5%
New Home Sales Volume - ECHO JV	23	31	(8)	(25.8)%
Used home sales	330	429	(99)	(23.1)%
Brokered home resales	287	405	(118)	(29.1)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The loss from home sales and other was $2.5 million for 2020 compared to $0.3 million for 2019. The increase in the loss from home sales and other was due to a decrease in ancillary services revenues, primarily related to closed restaurants and amenities across the portfolio as a result of COVID-19.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$23,647	$22,641	$1,006	4.4%
Rental home operating and maintenance expense	2,583	2,474	109	4.4%
Income from rental operations	21,064	20,167	897	4.4%
Depreciation on rental homes (2)	5,525	5,012	513	10.2%
Income from rental operations, net of depreciation	$15,539	$15,155	$384	2.5%

Gross investment in new manufactured home rental units (3)	$233,840	$195,816	$38,024	19.4%
Gross investment in used manufactured home rental units	$17,454	$25,113	$(7,659)	(30.5)%

Net investment in new manufactured home rental units	$196,200	$171,936	$24,264	14.1%
Net investment in used manufactured home rental units	$7,492	$11,751	$(4,259)	(36.2)%

Number of occupied rentals – new, end of period (4)	3,291	3,011	280	9.3%
Number of occupied rentals – used, end of period	632	1,008	(376)	(37.3)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $15.6 million and $15.5 million of Site rental income for the six months ended June 30, 2020 and 2019, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Included in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.1 million and $16.5 million as of June 30, 2020 and 2019, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 283 and 298 homes rented through our ECHO JV as of June 30, 2020 and 2019, respectively.
The increase in income from rental operations, net of depreciation, in our Core Portfolio was primarily due to higher rental operations revenue from an increase in the number of new occupied rental units, partially offset by an increase in depreciation on rental homes.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(77,356)	$(75,753)	$(1,603)	(2.1)%
Interest income	3,598	3,554	44	1.2%
Income from other investments, net	1,665	1,865	(200)	(10.7)%
General and administrative	(21,464)	(19,134)	(2,330)	(12.2)%
Other expenses	(1,227)	(967)	(260)	(26.9)%
Early debt retirement	(1,054)	(1,491)	437	29.3%
Interest and related amortization	(52,322)	(52,417)	95	0.2%
Total other income and expenses, net	$(148,160)	$(144,343)	$(3,817)	(2.6)%

Total other income and expenses, net increased $3.8 million in 2020 compared to 2019, primarily due to an increase in general and administrative expenses and depreciation and amortization.
Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.

Management's Discussion and Analysis (continued)

Equity in income of unconsolidated joint ventures
        Equity in income of unconsolidated joint ventures decreased $3.5 million in 2020 compared to 2019, primarily as a result of a distribution received from our Voyager joint venture during the second quarter of 2019 that was in excess of our investment basis.

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
The impact the COVID-19 pandemic will continue to have on our financial condition and cashflows is uncertain and is dependent upon various factors including the timing and manner in which operations resume at our Properties, customer payment patterns and operational decisions we have made and may make in the future in response to guidance from public authorities and/or for the health and safety of our employees, residents and guests. We believe, based on information currently available and informed in part by our cash collection experience in July as detailed in our COVID Update, that our current cash reserves provide us sufficient cash to meet our needs for the next twelve months, including our expected dividend payments. Each quarter our Board of Directors considers several factors as it deliberates and decides whether to declare a quarterly dividend. The process includes revisiting our annual budget and considering factors including our planned operating performance and related cash flow, our debt service obligations, capital investments to maintain and expand the business, working capital requirements including home purchases and potential investments to generate external growth.
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
For information regarding our debt activities and related borrowing arrangements, see Item 1. Financial Statements—Note 8. Borrowing Arrangements. Total secured debt encumbered a total of 125 and 116 of our Properties as of June 30, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,650.8 million and $2,524.7 million, as of June 30, 2020 and December 31, 2019, respectively.
On April 28, 2020, our stockholders approved an amendment to our charter to increase the number of shares of common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares. As of June 30, 2020, we have available liquidity in the form of approximately 417.8 million shares of authorized and unissued common stock, par value $0.01 per share of stock, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
Our at-the-market (“ATM”) equity offering program allows us to sell, from time-to-time, shares of our common stock, having an aggregate offering price of up to $200.0 million. As of June 30, 2020, we have $140.7 million of common stock available for issuance under our ATM equity program.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of June 30, 2020, our LOC had a borrowing capacity of $350.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, requires an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.

Management's Discussion and Analysis (continued)

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
As part of our unsecured credit facility, our LOC arrangement will mature prior to the expected discontinuation of LIBOR subsequent to 2021 and our $200.0 million term loan is scheduled to mature in April 2023. We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition and as it pertains to new arrangements to be entered in the future. Given approximately 90% of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
The following table summarizes our cash flows activity:

	Six Months Ended June 30,
(amounts in thousands)	2020	2019
Net cash provided by operating activities	$238,745	$244,685
Net cash provided by (used in) investing activities	(105,804)	(75,881)
Net cash used in financing activities	(41,808)	(147,321)
Net increase (decrease) in cash and restricted cash	$91,133	$21,483
Operating Activities
Net cash provided by operating activities decreased $6.0 million to $238.7 million for the six months ended June 30, 2020 from $244.7 million for the six months ended June 30, 2019. The decrease in net cash provided by operating activities was primarily due to decreases in accounts payable and other liabilities of $10.0 million, rents and other customer payments received in advance and security deposits of $9.9 million and proceeds from insurance claims of $3.1 million, partially offset by higher income from property operations of $12.0 million. In addition, long-term incentive plan compensation payments of $4.4 million were made during the first quarter of 2019.
Investing Activities
Net cash used in investing activities increased $29.9 million to $105.8 million for the six months ended June 30, 2020 from $75.9 million for the six months ended June 30, 2019. The increase in cash used was primarily due to proceeds of $77.7 million received in 2019 from the sale of real estate and a decrease in distributions of capital from unconsolidated joint ventures of $3.8 million in 2020 compared to 2019, partially offset by reduced spending on acquisitions of $34.4 million and reduced capital improvement spending of $18.3 million.
Capital Improvements
The following table summarizes capital improvements:

	Six Months Ended June 30,
(amounts in thousands)	2020	2019
Recurring capital expenditures (1)	$26,796	$22,913
Property upgrades and development (2)	41,374	28,915
New home investments (3) (4)	32,505	67,086
Used home investments (4)	485	1,452
Total property improvements	101,160	120,366
Corporate	1,987	1,078
Total capital improvements	$103,147	$121,444
______________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Includes $2.5 million of restoration and improvement capital expenditures related to Hurricane Irma for the six months ended June 30, 2019.
(3)Excludes new home investments associated with our ECHO JV.
(4)Net proceeds from new and used home sale activities are reflected within Operating Activities.

Management's Discussion and Analysis (continued)

Financing Activities
Net cash used in financing activities decreased $105.5 million to $41.8 million for the six months ended June 30, 2020 from $147.3 million for the six months ended June 30, 2019. The decrease in net cash used in financing activities was primarily due to financing proceeds of $275.4 million, partially offset by net repayment on the LOC of $110.0 million and proceeds received in 2019 from the sale of common stock under our ATM equity program of $59.3 million.
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
On December 30, 2019, the Operating Partnership, together with certain interested parties, filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership has no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership and the interested parties filed an amended complaint on January 29, 2020.
The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, pursuant to which they request (i) a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” (ii) that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation and (iii) that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding. On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the litigation, which motion was heard on June 25, 2020. On July 8, 2020, the California Superior Court issued a proposed statement of decision denying the Nicholson’s motion to compel. All parties have submitted to the statement of decision, and we expect the Court to issue a decision in due course.

Management's Discussion and Analysis (continued)

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
Off-Balance Sheet Arrangements
As of June 30, 2020, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "project," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•our ability to control costs and real estate market conditions, our ability to retain customers, the actual use of Sites by customers and our success in acquiring new customers at our Properties (including those that we may acquire);
•our ability to maintain historical or increase future rental rates and occupancy with respect to properties currently owned or that we may acquire;
•our ability to attract and retain customers entering, renewing and upgrading membership subscriptions;
•our assumptions about rental and home sales markets;
•our ability to manage counter-party risk;
•our ability to renew our insurance policies at existing rates and on consistent terms;
•in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;
•results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;
•impact of government intervention to stabilize site-built single-family housing and not manufactured housing;
•effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;
•the completion of future transactions in their entirety, if any, and timing and effective integration with respect thereto;
•unanticipated costs or unforeseen liabilities associated with recent acquisitions;
•ability to obtain financing or refinance existing debt on favorable terms or at all;
•the effect of interest rates;
•the effect from any breach of our, or any of our vendor's, data management systems;
•the dilutive effects of issuing additional securities;
•the outcome of pending or future lawsuits or actions brought against us, including those disclosed in our filings with the Securities and Exchange Commission; and
•other risks indicated from time to time in our filings with the Securities and Exchange Commission.

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers, and employees in particular, its impact on the employment rate and the economy, the extent and impact of governmental responses, and the impact of operational changes we have implemented and may implement in response to the pandemic.

Management's Discussion and Analysis (continued)

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2019.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

A description of the risk factors associated with our business are discussed in “Item 1A. Risk Factors” in our 2019 Form 10-K. In light of the COVID-19 pandemic, the Company has supplemented the risk factors disclosed in "Item 1A. Risk Factors" in our 2019 Form 10-K with the additional risk factor described below.
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

Many U.S. cities and states, including cities and states where our offices and properties are located, have implemented measures to combat COVID-19, including quarantines, “shelter in place” rules, social distancing requirements, and restrictions on travel and the types of business that may continue to operate. We have taken actions in response to or in furtherance of these measures, including, but not limited to, temporarily halting RV reservations by incoming transient customers, delaying opening certain of our northern RV communities, closing all indoor amenity areas, pools and playgrounds, introducing a rent deferral program and waiving certain late fees and cancellation fees, which actions we may continue to implement. See "Management Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic Update."

The effects of COVID-19 have had, and could continue to have, or another pandemic, could have an adverse effect on our financial condition, results of operations and cash flows, which impact could be material, due to, among other factors:

•Weaknesses in national, regional or local economies may prevent our residents and customers from paying rent in full or on a timely basis. Federal, state, local, and industry-initiated efforts, including eviction moratoriums, and certain actions we have taken, such as the introduction of a rent deferral program, may affect our ability to collect rent, including on a deferred basis, or enforce remedies for the failure to pay rent, which could lead to an increase in our recognition of credit losses related to our rent receivables. In addition, a reduction in the ability or willingness of prospective customers to visit our properties could impact our ability to lease Sites and sell manufactured homes and may result in lower rental revenue and ancillary operating revenue produced by our Properties.

•The seasonal and transient customers that vacation and camp at our Properties, including our RV communities, may be less likely to visit if they have less disposable income for leisure-time activities or are unable to visit if subject to shelter-in-place or stay-at-home orders, which has caused, and could continue to cause, cancellation of existing reservations and reduced transient RV revenue.

•A general decline in business activity and discretionary spending could result in few customers purchasing membership subscriptions, or existing customers purchasing fewer membership upgrades or failing to pay annual subscription fees or installments on financed upgrade sales.

•A reduction in the demand for our Properties due to a general decline in business activity and discretionary spending could adversely affect the value of our Properties. This could lead to an impairment of our real estate investments. In addition, we may be unable to complete planned development of land for expansion or other capital improvement projects on a timely basis or at all due to government-mandated shutdowns or an inability by our third-party contractors to continue to work on construction projects.

•A general decline in business activity or demand for real estate transactions could adversely affect our ability or desire to acquire additional properties, including through our joint ventures.

•The financial impact of COVID-19 could negatively impact our ability to comply with financial covenants in our credit arrangements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our credit facilities.

•A severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund business operations, including the acquisition or expansion of properties, or replace or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities.

•The outbreak of COVID-19 could negatively affect the health, availability and productivity of our current personnel. It could also affect our ability to recruit and attract new employees and retain current employees whose hours have been reduced. An outbreak that directly affects, or threatens to directly affect, any of our properties could also deter or prevent our on-site personnel from reporting to work. In response to shelter-in-place orders, the employees in our corporate and regional offices are currently working remotely. The effects of these shelter-in-place orders, including remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, we have and may continue to implement mitigation and other measures to support and protect our employees, which could result in increased labor costs.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
None.

Item 6.Exhibits

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 28, 2020	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2020	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2020	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)