Form 10-Q
period 2020-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2020-10-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,224,703 shares of Common Stock as of October 22, 2020.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment in real estate:
Land	$1,531,313	$1,525,407
Land improvements	3,434,393	3,336,070
Buildings and other depreciable property	905,679	881,572
	5,871,385	5,743,049
Accumulated depreciation	(1,886,768)	(1,776,224)
Net investment in real estate	3,984,617	3,966,825
Cash and restricted cash	114,218	28,860
Notes receivable, net	36,230	37,558
Investment in unconsolidated joint ventures	19,933	20,074
Deferred commission expense	42,220	41,149
Other assets, net	63,195	56,809
Total Assets	$4,260,413	$4,151,275

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,450,783	$2,049,509
Term loan, net	—	198,949
Unsecured line of credit	50,000	160,000
Accounts payable and other liabilities	148,034	124,665
Deferred revenue – upfront payments from membership upgrade sales	136,194	126,814
Deferred revenue – annual membership subscriptions	12,035	10,599
Accrued interest payable	8,055	8,639
Rents and other customer payments received in advance and security deposits	90,219	91,234
Distributions payable	66,001	58,978
Total Liabilities	2,961,321	2,829,387
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and 400,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 182,222,007 and 182,089,595 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	1,812	1,812
Paid-in capital	1,408,253	1,402,696
Distributions in excess of accumulated earnings	(181,754)	(154,318)
Accumulated other comprehensive income (loss)	—	(380)
Total Stockholders’ Equity	1,228,311	1,249,810
Non-controlling interests – Common OP Units	70,781	72,078
Total Equity	1,299,092	1,321,888
Total Liabilities and Equity	$4,260,413	$4,151,275

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$238,869	$225,116	$696,178	$660,689
Annual membership subscriptions	13,442	13,150	39,476	38,052
Membership upgrade sales current period, gross	6,631	5,730	16,522	14,609
Membership upgrade sales upfront payments, deferred, net	(4,171)	(3,530)	(9,379)	(8,213)
Other income	12,268	11,263	33,007	31,898
Gross revenues from home sales	13,070	8,438	33,245	22,738
Brokered resale and ancillary services revenues, net	1,648	2,133	2,011	4,564
Interest income	1,801	1,831	5,399	5,385
Income from other investments, net	1,428	7,029	3,093	8,894
Total revenues	284,986	271,160	819,552	778,616
Expenses:
Property operating and maintenance	99,566	90,765	268,465	253,581
Real estate taxes	15,981	15,166	49,490	45,596
Sales and marketing, gross	5,054	4,063	13,308	11,686
Membership sales commissions, deferred, net	(630)	(313)	(1,327)	(893)
Property management	14,527	14,605	44,344	42,675
Depreciation and amortization	38,581	37,032	115,937	112,785
Cost of home sales	12,866	8,434	33,627	23,230
Home selling expenses	1,241	1,033	3,535	3,218
General and administrative	9,692	8,710	31,156	27,844
Other expenses	658	1,460	1,885	2,427
Early debt retirement	9,732	—	10,786	1,491
Interest and related amortization	25,218	25,547	77,540	77,964
Total expenses	232,486	206,502	648,746	601,604
Gain on sale of real estate, net	—	—	—	52,507
Income before equity in income of unconsolidated joint ventures	52,500	64,658	170,806	229,519
Equity in income of unconsolidated joint ventures	968	3,518	2,239	8,277
Consolidated net income	53,468	68,176	173,045	237,796

Income allocated to non-controlling interests – Common OP Units	(2,908)	(3,715)	(9,415)	(13,617)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$50,560	$64,461	$163,622	$224,171

Consolidated net income	$53,468	$68,176	$173,045	$237,796
Other comprehensive income (loss):
Adjustment for fair market value of swap	1,161	(257)	380	(2,798)
Consolidated comprehensive income	54,629	67,919	173,425	234,998
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,971)	(3,701)	(9,436)	(13,460)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$51,658	$64,218	$163,981	$221,530

Earnings per Common Share – Basic	$0.28	$0.35	$0.90	$1.24

Earnings per Common Share – Fully Diluted	$0.28	$0.35	$0.90	$1.24

Weighted average Common Shares outstanding – Basic	181,869	181,649	181,811	180,515
Weighted average Common Shares outstanding – Fully Diluted	192,537	192,400	192,548	191,840

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2019	$1,812	$1,402,696	$—	$(154,318)	$(380)	$72,078	$1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	—	(3,875)	—	—	(3,875)
Balance as of January 1, 2020	1,812	1,402,696	—	(158,193)	(380)	72,078	1,318,013
Exchange of Common OP Units for Common Stock	—	63	—	—	—	(63)	—
Issuance of Common Stock through employee stock purchase plan	—	619	—	—	—	—	619
Compensation expenses related to restricted stock and stock options	—	2,964	—	—	—	—	2,964
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	—	(3,962)
Adjustment for Common OP Unitholders in the Operating Partnership	—	277	—	—	—	(277)	—
Adjustment for fair market value of swap	—	—	—	—	(1,333)	—	(1,333)
Consolidated net income	—	—	—	66,875	—	3,849	70,724
Distributions	—	—	—	(62,385)	—	(3,590)	(65,975)
Other	—	(143)	—	—	—	—	(143)
Balance as of March 31, 2020	1,812	1,402,514	—	(153,703)	(1,713)	71,997	1,320,907
Issuance of Common Stock through employee stock purchase plan	—	531	—	—	—	—	531
Compensation expenses related to restricted stock and stock options	—	2,669	—	—	—	—	2,669
Adjustment for Common OP Unitholders in the Operating Partnership	—	193	—	—	—	(193)	—
Adjustment for fair market value of swap	—	—	—	—	552	—	552
Consolidated net income	—	—	8	46,187	—	2,658	48,853
Distributions	—	—	(8)	(62,387)	—	(3,591)	(65,986)
Other	—	(143)	—	—	—	—	(143)
Balance as of June 30, 2020	1,812	1,405,764	—	(169,903)	(1,161)	70,871	1,307,383
Issuance of Common Stock through employee stock purchase plan	—	528	—	—	—	—	528
Compensation expenses related to restricted stock and stock options	—	2,878	—	—	—	—	2,878
Adjustment for Common OP Unitholders in the Operating Partnership	—	(592)	—	—	—	592	—
Adjustment for fair market value of swap	—	—	—	—	1,161	—	1,161
Consolidated net income	—	—	—	50,560	—	2,908	53,468
Distributions	—	—	—	(62,411)	—	(3,590)	(66,001)
Other	—	(325)	—	—	—	—	(325)
Balance as of September 30, 2020	$1,812	$1,408,253	$—	$(181,754)	$—	$70,781	$1,299,092

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of January 1, 2019	$1,792	$1,328,495	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for Common Stock	—	66	—	—	—	(66)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	652	—	—	—	—	652
Compensation expenses related to restricted stock and stock options	—	2,420	—	—	—	—	2,420
Repurchase of Common Stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(56)	—	—	—	56	—
Adjustment for fair market value of swap	—	—	—	—	(931)	—	(931)
Consolidated net income	—	—	—	113,309	—	7,226	120,535
Distributions	—	—	—	(55,123)	—	(3,516)	(58,639)
Other	—	(63)	—	—	—	—	(63)
Balance as of March 31, 2019	1,792	1,331,514	—	(152,848)	1,368	75,492	1,257,318
Exchange of Common OP Units for Common Stock	10	6,425	—	—	—	(6,435)	—
Issuance of Common Stock through employee stock purchase plan	—	587	—	—	—	—	587
Issuance of Common Stock through our ATM equity offering program	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	2,625	—	—	—	—	2,625
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,883)	—	—	—	2,883	—
Adjustment for fair market value of swap	—	—	—	—	(1,610)	—	(1,610)
Consolidated net income	—	—	8	46,401	—	2,676	49,085
Distributions	—	—	(8)	(55,757)	—	(3,215)	(58,980)
Other	—	(870)	—	—	—	—	(870)
Balance as of June 30, 2019	1,812	1,396,707	—	(162,204)	(242)	71,401	1,307,474
Exchange of Common OP Units for Common Stock	—	33	—	—	—	(33)	—
Issuance of Common Stock through employee stock purchase plan	—	698	—	—	—	—	698
Compensation expenses related to restricted stock and stock options	—	2,734	—	—	—	—	2,734
Adjustment for Common OP Unitholders in the Operating Partnership	—	(165)	—	—	—	165	—
Adjustment for fair market value of swap	—	—	—	—	(257)	—	(257)
Consolidated net income	—	—	—	64,461	—	3,715	68,176
Distributions	—	—	—	(55,762)	—	(3,214)	(58,976)
Other	—	(56)	—	—	—	—	(56)
Balance as of September 30, 2019	$1,812	$1,399,951	$—	$(153,505)	$(499)	$72,034	$1,319,793

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Consolidated net income	$173,045	$237,796
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(52,507)
Early debt retirement	10,786	1,491
Depreciation and amortization	117,870	114,160
Amortization of loan costs	2,636	2,623
Debt premium amortization	(304)	(359)
Equity in income of unconsolidated joint ventures	(2,239)	(8,277)
Distributions of income from unconsolidated joint ventures	84	5,010
Proceeds from insurance claims, net	(1,453)	(1,742)
Compensation expense related to restricted stock and stock options	8,511	7,779
Revenue recognized from membership upgrade sales upfront payments	(7,143)	(6,394)
Commission expense recognized related to membership sales	2,774	2,773
Long-term incentive plan compensation	1,148	(3,226)
Changes in assets and liabilities:
Notes receivable, net	(1,460)	(2,441)
Deferred commission expense	(3,844)	(3,418)
Other assets, net	21,663	1,070
Accounts payable and other liabilities	22,029	35,771
Deferred revenue – upfront payments from membership upgrade sales	16,522	14,609
Deferred revenue – annual membership subscriptions	1,436	1,340
Rents and other customer payments received in advance and security deposits	(1,193)	3,290
Net cash provided by operating activities	360,868	349,348
Cash Flows From Investing Activities:
Real estate acquisitions, net	(8,871)	(176,296)
Proceeds from disposition of properties, net	—	77,746
Investment in unconsolidated joint ventures	—	(983)
Distributions of capital from unconsolidated joint ventures	2,294	5,734
Proceeds from insurance claims	109	6,689
Capital improvements	(155,061)	(189,788)
Net cash used in investing activities	(161,529)	(276,898)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,678	1,934
Gross proceeds from the issuance of common stock	—	59,319
Distributions:
Common Stockholders	(180,537)	(160,336)
Common OP Unitholders	(10,393)	(9,891)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(3,962)	—
Principal payments and mortgage debt repayment	(455,252)	(107,367)
Mortgage notes payable financing proceeds	662,255	—
Line of Credit repayment	(367,500)	(120,000)
Line of Credit proceeds	257,500	240,000
Debt issuance and defeasance costs	(17,150)	(1,700)
Other	(612)	(989)
Net cash used in financing activities	(113,981)	(99,038)
Net increase (decrease) in cash and restricted cash	85,358	(26,588)
Cash and restricted cash, beginning of period	28,860	68,974
Cash and restricted cash, end of period	$114,218	$42,386

	Nine Months Ended September 30,
	2020	2019
Supplemental Information:
Cash paid for interest	$76,551	$76,508
Net investment in real estate – reclassification of rental homes	$28,774	$19,241
Other assets, net – reclassification of rental homes	$(28,774)	$(19,241)

Real estate acquisitions:
Investment in real estate	$(9,050)	$(240,324)
Investment in unconsolidated joint ventures	—	35,789
Other assets, net	—	(1,415)
Debt assumed	—	19,212
Other liabilities	179	10,442
Real estate acquisitions, net	$(8,871)	$(176,296)

Real estate dispositions:
Investment in real estate	$—	$35,572
Notes receivable, net	—	295
Other assets, net	—	97
Mortgage notes payable, net	—	(11,175)
Other liabilities	—	450
Gain on sale of real estate, net	—	52,507
Real estate dispositions, net	$—	$77,746

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.6% interest as of September 30, 2020. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
On October 15, 2019, we effected a two-for-one stock split of our common stock. Pursuant to the anti-dilution provision in the Operating Partnership's Agreement of Limited Partnership, the stock split also effected a two-for-one split of the outstanding Operating Partnership units ("OP units"). All shares of common stock and OP units and per share data in the consolidated financial statements and accompanying notes, for all periods presented, have been adjusted to reflect the stock split.

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
The cumulative-effect adjustment resulting from the adoption of ASU 2016-13 as of January 1, 2020 was as follows:

Balance net of allowance	Balance Sheet Location	Balance at December 31, 2019	Adjustment due to ASU 2016-13 Adoption	Balance at January 1, 2020	Balance at September 30, 2020
(amounts in thousands)
Annual membership subscriptions	Other assets, net	$2,394	$(1,361)	$1,033	$1,649
Membership upgrades	Notes receivable, net	$25,236	$(2,514)	$22,722	$25,123
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
(c)    Restricted Cash
As of September 30, 2020 and December 31, 2019, restricted cash consists of $25.9 million and $25.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

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

(amounts in thousands)	As of September 30, 2020
2020	$22,649
2021	91,467
2022	57,035
2023	34,989
2024	35,598
Thereafter	71,532
Total	$313,270

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2030. For the quarters ended September 30, 2020 and 2019, total operating lease payments were $2.5 million and $2.3 million, respectively. For the nine months ended September 30, 2020 and 2019, total operating lease payments were $7.3 million and $6.9 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2020:

	As of September 30, 2020
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2020	$487	$1,015	$1,502
2021	1,949	3,074	5,023
2022	1,479	1,399	2,878
2023	534	1,182	1,716
2024	534	911	1,445
Thereafter	4,984	2,899	7,883
Total undiscounted rental payments	9,967	10,480	20,447
Less imputed interest	(2,116)	(998)	(3,114)
Total lease liabilities	$7,851	$9,482	$17,333

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Right-of-use ("ROU") assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $16.6 million and $17.3 million, respectively, as of September 30, 2020. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% at September 30, 2020.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2020	2019	2020	2019
Numerators:
Net income available for Common Stockholders – Basic	$50,560	$64,461	$163,622	$224,171
Amounts allocated to dilutive securities	2,908	3,715	9,415	13,617
Net income available for Common Stockholders – Fully Diluted	$53,468	$68,176	$173,037	$237,788
Denominators:
Weighted average Common Shares outstanding – Basic	181,869	181,649	181,811	180,515
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,482	10,496	10,485	11,084
Stock options and restricted stock	186	255	252	241
Weighted average Common Shares outstanding – Fully Diluted	192,537	192,400	192,548	191,840

Earnings per Common Share – Basic	$0.28	$0.35	$0.90	$1.24

Earnings per Common Share – Fully Diluted	$0.28	$0.35	$0.90	$1.24

Note 5 – Common Stock and Other Equity Related Transactions
Two-for-One Common Stock and OP Units Split
On October 15, 2019, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record as of October 1, 2019. In connection with our stock split, the OP Units of our Operating Partnership also split on a two-for-one basis.
Increase in Authorized Shares
On April 28, 2020, our stockholders approved an amendment to our charter that increased the number of shares of common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)
Common Stockholder Distribution Activity
The following quarterly distributions, as adjusted for the stock split, have been declared and paid to Common Stockholders and the OP Unit holders since January 1, 2019.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020

Equity Offering Program
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of September 30, 2020, the full capacity remained available for issuance.
There was no ATM equity activity during the nine months ended September 30, 2020. The following table presents the shares that were issued under the previous ATM equity offering program during the nine months ended September 30, 2019.

Nine Months Ended September 30,
(amounts in thousands, except share data)	2019
Shares of Common Stock sold	1,010,472
Weighted average price	$58.71
Total gross proceeds	$59,319
Commissions paid to sales agents	$771

Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2020 and 2019, 9,228 and 995,550 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
On July 31, 2020, we completed the acquisition of an 11-acre development parcel that contained an additional 56 sites in Stella, North Carolina. On August 27, 2020, we completed the acquisition of a 51-acre vacant land parcel, also in Stella, North Carolina, for additional expansion. Both parcels are adjacent to our RV community, White Oak Shores. The total aggregate purchase price was $4.8 million, which was funded with available cash.
On April 21, 2020, we completed the acquisition of a 4.6-acre vacant land parcel in North Ellenton, Florida, adjacent to our MH community, Colony Cove, for additional expansion. The purchase price was $2.2 million, which was funded with available cash.
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

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2020 and December 31, 2019, respectively):

					Investment as of		Income/(Loss) for Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019
Meadows	Various (2,2)	1,077	50%		$—	$146	$1,404	$1,200
Lakeshore	Florida (3,3)	721	(b)		2,328	2,467	313	183
Voyager	Arizona (1,1)	1,801	50%	(c)	373	599	153	2,938
Loggerhead	Florida	2,343	—%	(d)	—	—	—	3,501
ECHO JV	Various	—	50%		17,232	16,862	369	455
		5,942			$19,933	$20,074	$2,239	$8,277
_____________________
(a)The percentages shown approximate our economic interest as of September 30, 2020. Our legal ownership interest may differ.
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
We received approximately $2.4 million and $10.7 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2020 and 2019, respectively. Approximately $1.8 million and $3.2 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2020 and 2019, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of September 30, 2020		As of December 31, 2019
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,681,820	$2,479,066	$2,227,185	$2,072,416

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of September 30, 2020, was approximately 4.2% per annum. The debt bears interest at stated rates ranging from 2.5% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 114 and 116 of our Properties as of September 30, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,551.9 million and $2,524.7 million, as of September 30, 2020 and December 31, 2019, respectively.
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
During the quarter ended September 30, 2020, we entered into a Secured Credit Facility with Fannie Mae for $386.9 million. The loan consists of two tranches with a weighted average interest rate of 2.55% per annum and a weighted average maturity of 13.4 years. The first tranche generated proceeds of $202.0 million with an interest rate of 2.47% per annum and a maturity of 12 years. The second tranche generated proceeds of $184.9 million with an interest rate of 2.64% per annum and a maturity of 15 years. The loan is secured by ten MH communities. The net proceeds from the transaction were primarily used to repay our $200.0 million unsecured term loan scheduled to mature in 2023 and $166.8 million of secured loans scheduled to mature in 2021. The unsecured term loan had an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, could be prepaid at any time without premium or penalty. In connection with the term loan, we entered into a LIBOR swap agreement allowing us to trade the variable rate of LIBOR on the term loan for a fixed interest rate of 1.85%. Our spread over LIBOR was 1.20% resulting in an all-in interest rate of 3.05% per annum. In connection with the repayment of the unsecured term loan, we terminated the associated swap agreement as disclosed in Note 9. Derivative Instruments and Hedging Activities. The secured loans had a weighted average interest rate of approximately 5.0% per annum. As part of the repayment of the loans, we incurred early debt retirement costs of $8.8 million.
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
Unsecured Line of Credit
During the nine months ended September 30, 2020, we borrowed and paid off amounts on our unsecured Line of Credit ("LOC"), leaving a balance of $50.0 million outstanding as of September 30, 2020. As of September 30, 2020, our LOC has a

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
remaining borrowing capacity of $350.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC had $160.0 million outstanding at December 31, 2019.
As of September 30, 2020, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes. During the quarter ended September 30, 2020, in connection with the repayment of our $200.0 million unsecured term loan (See Note 8. Borrowing Arrangements for additional information), we terminated the interest rate swap that was scheduled to mature on November 1, 2020. As a result of the interest rate swap termination, we incurred an early termination fee of $0.9 million, which was recognized in the Consolidated Statements of Income and Comprehensive Income.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2020	2019
Interest Rate Swap	Accounts payable and other liabilities	$—	$380

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September, 30		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2020	2019	(amounts in thousands)	2020	2019
Interest Rate Swap	$1,561	$1,957	Interest Expense	$1,941	$(841)

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
During the quarter ended September 30, 2020, we awarded to certain members of our Board of Directors 60,171 shares of restricted stock at a fair value of approximately $4.0 million and options to purchase 16,090 shares of common stock with an exercise price of $66.81. These are time-based awards subject to various vesting dates between January 28, 2021 and July 28, 2023.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2020 and 2019, was $2.9 million and $2.7 million, respectively, and for the nine months ended September 30, 2020 and 2019, was $8.5 million and $7.8 million, respectively.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholson’s motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The Nicholson’s claim that the Operating Partnership is required to indemnify the Nicholsons for legal fees with respect to the claims brought by the third parties in the Superior Court litigation is proceeding in the arbitration.
We intend to continue to vigorously defend our interests in this matter. As of September 30, 2020 we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2020 or 2019.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2020 and 2019:
Quarter Ended September 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$264,284	$17,473	$281,757
Operations expenses	(132,780)	(15,825)	(148,605)
Income from segment operations	131,504	1,648	133,152
Interest income	1,104	694	1,798
Depreciation and amortization	(35,878)	(2,703)	(38,581)
Income (loss) from operations	$96,730	$(361)	$96,369
Reconciliation to consolidated net income:
Corporate interest income			3
Income from other investments, net			1,428
General and administrative			(9,692)
Other expenses			(658)
Interest and related amortization			(25,218)
Equity in income of unconsolidated joint ventures			968
Early debt retirement			(9,732)
Consolidated net income			$53,468

Total assets	$3,997,064	$263,349	$4,260,413
Capital improvements	$40,387	$11,527	$51,914

Quarter Ended September 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$249,632	$12,668	$262,300
Operations expenses	(122,683)	(11,070)	(133,753)
Income from segment operations	126,949	1,598	128,547
Interest income	985	840	1,825
Depreciation and amortization	(34,273)	(2,759)	(37,032)
Income (loss) from operations	$93,661	$(321)	$93,340
Reconciliation to consolidated net income:
Corporate interest income			6
Income from other investments, net			7,029
General and administrative			(8,710)
Other expenses			(1,460)
Interest and related amortization			(25,547)
Equity in income of unconsolidated joint ventures			3,518
Early debt retirement			—
Consolidated net income			$68,176

Total assets	$3,871,379	$266,092	$4,137,471
Capital improvements	$26,000	$42,344	$68,344

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Nine Months Ended September 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$764,913	$46,147	$811,060
Operations expenses	(369,974)	(41,468)	(411,442)
Income from segment operations	394,939	4,679	399,618
Interest income	3,240	2,148	5,388
Depreciation and amortization	(107,709)	(8,228)	(115,937)
Income (loss) from operations	$290,470	$(1,401)	$289,069
Reconciliation to consolidated net income:
Corporate interest income			11
Income from other investments, net			3,093
General and administrative			(31,156)
Other expenses			(1,885)
Interest and related amortization			(77,540)
Equity in income of unconsolidated joint ventures			2,239
Early debt retirement			(10,786)
Consolidated net income			$173,045

Total assets	$3,997,064	$263,349	$4,260,413
Capital improvements	$110,544	$44,517	$155,061

Nine Months Ended September 30, 2019

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$729,496	$34,841	$764,337
Operations expenses	(348,546)	(30,547)	(379,093)
Income from segment operations	380,950	4,294	385,244
Interest income	2,829	2,535	5,364
Depreciation and amortization	(105,013)	(7,772)	(112,785)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$331,273	$(943)	$330,330
Reconciliation to consolidated net income:
Corporate interest income			21
Income from other investments, net			8,894
General and administrative			(27,844)
Other expenses			(2,427)
Interest and related amortization			(77,964)
Equity in income of unconsolidated joint venture			8,277
Early debt retirement			(1,491)
Consolidated net income			$237,796

Total assets	$3,871,379	$266,092	$4,137,471
Capital Improvements	$78,907	$110,881	$189,788

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Revenues:
Rental income	$234,711	$221,306	$683,960	$649,663
Annual membership subscriptions	13,442	13,150	39,476	38,052
Membership upgrade sales current period, gross	6,631	5,730	16,522	14,609
Membership upgrade sales upfront payments, deferred, net	(4,171)	(3,530)	(9,379)	(8,213)
Other income	12,268	11,263	33,007	31,898
Ancillary services revenues, net	1,403	1,713	1,327	3,487
Total property operations revenues	264,284	249,632	764,913	729,496
Expenses:
Property operating and maintenance	97,848	89,162	264,159	249,482
Real estate taxes	15,981	15,166	49,490	45,596
Sales and marketing, gross	5,054	4,063	13,308	11,686
Membership sales commissions, deferred, net	(630)	(313)	(1,327)	(893)
Property management	14,527	14,605	44,344	42,675
Total property operations expenses	132,780	122,683	369,974	348,546
Income from property operations segment	$131,504	$126,949	$394,939	$380,950

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Revenues:
Rental income (a)	$4,158	$3,810	$12,218	$11,026
Gross revenue from home sales	13,070	8,438	33,245	22,738
Brokered resale revenues, net	245	420	684	1,077
Ancillary services revenues, net	—	—	—	—
Total revenues	17,473	12,668	46,147	34,841
Expenses:
Rental home operating and maintenance	1,718	1,603	4,306	4,099
Cost of home sales	12,866	8,434	33,627	23,230
Home selling expenses	1,241	1,033	3,535	3,218
Total expenses	15,825	11,070	41,468	30,547
Income from home sales and rentals operations segment	$1,648	$1,598	$4,679	$4,294
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
In October 2020, we completed the acquisition of:
•Marina Dunes RV Park, an 89-site RV community located in Marina, California, and Acorn Campground, a 323-site RV community in Green Creek, New Jersey. The total aggregate purchase price for these properties was $36.0 million, which was funded with available cash.
•Two development properties, The Resort at Tranquility Lake, a planned 500-site RV community located in Cape Coral, Florida and Bayport, a planned 900-site RV community located in Jamaica, Virginia, for a total aggregate purchase price of $16.3 million. These acquisitions were funded with available cash.
•Three parcels of land adjacent to our properties for a total aggregate purchase price of $1.6 million, which was funded with available cash.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of properties (“Properties”) consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of September 30, 2020, we owned or had an ownership interest in a portfolio of 413 Properties located throughout the United States and Canada containing 157,278 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 90 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2020
MH Sites	72,500
RV Sites:
Annual	29,900
Seasonal	10,200
Transient	14,100
Marina Slips	2,300
Membership (1)	24,600
Joint Ventures (2)	3,600
Total (3)	157,300
_________________________
(1)Primarily utilized to service the approximately 117,900 members. Includes approximately 6,000 Sites rented on an annual basis.
(2)Includes approximately 2,900 annual Sites, 500 seasonal Sites and 200 transient Sites.
(3)Total does not foot due to rounding.
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
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Center for Disease Control ("CDC") and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. Our property offices continue to be open to residents and customers by appointment only. All properties continue to be open subject to state and local guidelines. Some of the amenities at certain properties remain closed due to state and local guidelines. We are closely monitoring these guidelines and may limit future transient reservations as necessary and appropriate.
With consideration for the hardship our residents and customers might have experienced as a result of COVID-19 and in response to certain regulatory guidelines, during the second quarter of 2020, we offered a rent deferral program, waived late fees and RV cancellation fees, and allowed extended stays for Thousand Trails members as a result of shelter-in-place orders and suspended eviction proceedings. These measures were discontinued during the third quarter of 2020 as properties reopened and COVID-19 restrictions were lifted. While we temporarily suspended mailing MH rent increase notices in April and May 2020, we resumed mailing MH rent increase notices in June 2020. By the end of October 2020, we will have sent 2021 rent increase notices to 48% of our MH residents and we will have set RV annual rates for the 2021 season for 90% of our annual sites.

Management's Discussion and Analysis (continued)

In response to COVID-19, we introduced an emergency time-off program for our property employees that provides incremental pay for up to two weeks. In addition, we also provided a one-time property employee appreciation bonus during the quarter ended June 30, 2020. Employees in our corporate and regional offices are both returning to their work locations and working remotely. We are continuing to keep our focus on employee safety and our ability to adapt to changing demands and local, federal and CDC guidelines.
The primary financial statement impact from the COVID-19 pandemic has been a reduction of transient RV rental income. We have seen positive demand since our properties reopened to transient RV reservation at the beginning of June 2020 when shelter-in-place orders were lifted. During the third quarter of 2020, we recognized $24.4 million of transient RV rental income in our Core Portfolio, an increase of $1.7 million, or 7.3%, compared to $22.7 million for the same period in 2019. The increase was evidenced in the North, South and Northeast as overall performance in these regions rebounded late in the third quarter after certain COVID-19 restrictions had been lifted.
Our Thousand Trail Camping ("TTC") membership sales continued to see positive demand as COVID-19 restrictions were lifted, as TTC sales volume increased 24% in the third quarter of 2020 compared to the same period in 2019, and our RV Dealer activations increased 15% compared to the prior year. We also saw an increase in upgrade sales of 20%, with over 1,000 membership upgrades sold during the quarter ended September 30, 2020.
We continue to closely monitor cash collections as a leading indicator of the performance of our business. We have not experienced a significant change in the payment patterns and collection rates from our customers for the third quarter of 2020 as compared to previous quarters.
We attribute the solid performance of our business, as shown by our cash collection activity, increases in home sales and occupancy, and growth in transient RV rental income, to the fundamentals of our business model. Our customers have made an investment in a housing unit that is placed on land leased from us. In addition, there is continued demand for our properties. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the rapidly evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders.
Results Overview
For the quarter ended September 30, 2020, net income available for Common Stockholders decreased $13.9 million, or $0.07 per fully diluted Common Share, to $50.6 million, or $0.28 per fully diluted Common Share, compared to $64.5 million, or $0.35 per fully diluted Common Share, for the same period in 2019. For the nine months ended September 30, 2020, net income available for Common Stockholders decreased $60.6 million, or $0.34 per fully diluted Common Share, to $163.6 million, or $0.90 per fully diluted Common Share, compared to $224.2 million, or $1.24 per fully diluted Common Share, for the same period in 2019. The financial results for 2019 included a gain of $52.5 million on the sale of five all-age MH communities.
For the quarter ended September 30, 2020, FFO available for Common Stock and OP Unit holders decreased $12.8 million, or $0.06 per fully diluted Common Share, to $95.8 million, or $0.50 per fully diluted Common Share, compared to $108.6 million, or $0.56 per fully diluted Common Share, for the same period in 2019. For the nine months ended September 30, 2020, FFO available for Common Stock and OP Unit holders decreased $8.8 million, or $0.05 per fully diluted Common Share, to $297.6 million, or $1.55 per fully diluted Common Share, compared to $306.4 million, or $1.60 per fully diluted Common Share, for the same period in 2019.
For the quarter ended September 30, 2020, Normalized FFO available for Common Stock and OP Unit holders increased $2.8 million, or $0.02 per fully diluted Common Share, to $105.5 million, or $0.55 per fully diluted Common Share, compared to $102.7 million, or $0.53 per fully diluted Common Share, for the same period in 2019. For the nine months ended September 30, 2020, Normalized FFO available for Common Stock and OP Unit holders increased $7.5 million, or $0.03 per fully diluted Common Share, to $309.8 million, or $1.61 per fully diluted Common Share, compared to $302.3 million, or $1.58 per fully diluted Common Share, for the same period in 2019.
For the quarter ended September 30, 2020, our Core Portfolio property operating revenues, excluding deferrals, increased 4.9% and property operating expenses, excluding deferrals and property management, increased 9.1%, from the same period in 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 1.8% compared to the same period in 2019. For the nine months ended September 30, 2020, our Core Portfolio property operating revenues, excluding deferrals, increased 3.7% and property operating expenses, excluding deferrals and property management, increased 5.0%, from the same period in 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 2.7% compared to the same period in 2019.

Management's Discussion and Analysis (continued)

While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.3% for the quarter ended September 30, 2020, compared to 95.2% for the quarter ended June 30, 2020 and 95.1% for the same period in 2019. For the quarter ended September 30, 2020, our Core Portfolio occupancy increased by 93 sites with an increase in homeowner occupancy of 114 sites compared to occupancy as of June 30, 2020. By comparison, for the quarter ended September 30, 2019, our Core Portfolio occupancy increased 56 sites with an increase in homeowner occupancy of 82 sites. In addition to higher occupancy, we have increased rental rates during the quarter and nine months ended September 30, 2020, contributing to a growth of 3.8% and 4.1%, respectively, in MH rental income compared to the same periods in 2019.
RV rental income in our Core Portfolio for the quarter ended September 30, 2020 was 5.2% higher than the same period in 2019. Annual and transient rental income for the quarter ended September 30, 2020 increased 5.2% and 7.3%, respectively, while seasonal rental income decreased 4.5%. We have continued to experience positive demand since our properties reopened to transient RV reservations at the beginning of June 2020 as shelter-in-place orders were lifted. RV rental income in our Core Portfolio for the nine months ended September 30, 2020 was 0.9% higher than the same period in 2019. Annual and seasonal rental income for the nine months ended September 30, 2020 increased 5.8% and 2.3%, respectively, while transient rental income decreased 12.2%. The decrease in transient rental income for the nine months ended September 30, 2020 was largely due to cancellations, declines in reservations and temporary site closures during the second quarter of 2020 due to COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the quarter ended September 30, 2020, annual membership subscriptions revenue increased 2.2% over the same period in 2019. We sold approximately 7,400 TTC memberships during the quarter ended September 30, 2020, representing a 24% increase in sales volume compared to the same period in 2019. For the quarter ended September 30, 2020, membership upgrade sales increased $0.9 million compared to the same period in 2019, driven by approximately 1,000 membership upgrade sales during the quarter ended September 30, 2020, representing an increase of 20.1% in sales volume. In addition, we activated approximately 7,400 TTC memberships through our RV dealer program for the quarter ended September 30, 2020. For the nine months ended September 30, 2020, we sold approximately 16,400 TTC memberships and approximately 2,600 membership upgrades, an increase in membership subscriptions and upgrade revenues of 3.7% and 13.1%, respectively, over the same period in 2019.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 183 new home sales during the quarter ended September 30, 2020 compared to 128 new home sales during the quarter ended September 30, 2019. We closed 471 new home sales during the nine months ended September 30, 2020 compared to 336 new home sales during the nine months ended September 30, 2019. The increases in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale.
As of September 30, 2020, we had 3,902 occupied rental homes in our Core MH communities, including 286 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.6 million and $7.3 million for the quarters ended September 30, 2020 and 2019, respectively. Approximately $7.8 million and $7.9 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the quarters ended September 30, 2020 and 2019, respectively. Our Core Portfolio income from rental operations, net of depreciation, was $23.2 million and $22.4 million for the nine months ended September 30, 2020 and 2019, respectively. Approximately $23.5 million and $23.4 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the nine months ended September 30, 2020 and 2019, respectively.
Our gross investment in real estate increased $128.4 million to $5,871.4 million as of September 30, 2020 from $5,743.0 million as of December 31, 2019, primarily due to capital improvements during the nine months ended September 30, 2020.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2019 through September 30, 2020 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2019 (1) (2)				155,400
Acquisition Properties:
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455

Expansion Site Development:
Sites added (reconfigured) in 2019				891
Sites added (reconfigured) in 2020				773

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of September 30, 2020 (2)				157,300
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
Our Core Portfolio consists of our Properties owned and operated during all of 2019 and 2020. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2019 and 2020. This includes, but is not limited to, four properties and the marinas acquired and five properties sold during 2019.

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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Computation of Income from Property Operations:
Net income available for Common Stockholders	$50,560	$64,461	$163,622	$224,171
Redeemable preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	2,908	3,715	9,415	13,617
Equity in income of unconsolidated joint ventures	(968)	(3,518)	(2,239)	(8,277)
Income before equity in income of unconsolidated joint ventures	52,500	64,658	170,806	229,519
Gain on sale of real estate, net	—	—	—	(52,507)
Total other expenses, net	80,652	63,889	228,812	208,232
Loss from home sales operations and other	(611)	(1,104)	1,906	(854)
Income from property operations	$132,541	$127,443	$401,524	$384,390

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2020	2019	2020	2019
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$50,560	$64,461	$163,622	$224,171
Income allocated to non-controlling interests – Common OP Units	2,908	3,715	9,415	13,617
Membership upgrade sales upfront payments, deferred, net	4,171	3,530	9,379	8,213
Membership sales commissions, deferred, net	(630)	(313)	(1,327)	(893)
Depreciation and amortization	38,581	37,032	115,937	112,785
Depreciation on unconsolidated joint ventures	183	174	544	1,047
Gain on sale of real estate, net	—	—	—	(52,507)
FFO available for Common Stock and OP Unit holders	95,773	108,599	297,570	306,433
Early debt retirement	9,732	—	10,786	2,085
Insurance proceeds due to catastrophic weather event (1)	—	(5,856)	—	(6,205)
COVID-19 expenses (2)	—	—	1,446	—
Normalized FFO available for Common Stock and OP Unit holders	$105,505	$102,743	$309,802	$302,313
Weighted average Common Shares outstanding – Fully Diluted	192,537	192,400	192,548	191,840
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

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2020 and September 30, 2019 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and September 30, 2019. For the comparison of our results of operations for the quarters and nine months ended September 30, 2019 and September 30, 2018 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2019 and September 30, 2018, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, filed with the SEC on October 30, 2019.
Comparison of the quarter ended September 30, 2020 to the quarter ended September 30, 2019
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended September 30, 2020 and September 30, 2019:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income (1)	$143,469	$137,596	$5,873	4.3%	$143,512	$137,596	$5,916	4.3%
Rental home income (1)	4,153	3,810	343	9.0%	4,158	3,810	348	9.1%
RV and marina base rental income (1)(2)	72,326	68,783	3,543	5.2%	78,979	71,665	7,314	10.2%
Annual membership subscriptions	13,413	13,150	263	2.0%	13,442	13,150	292	2.2%
Membership upgrades sales current period, gross	6,631	5,730	901	15.7%	6,631	5,730	901	15.7%
Utility and other income (1)	25,475	23,931	1,544	6.5%	26,130	24,252	1,878	7.7%
Property operating revenues, excluding deferrals	265,467	253,000	12,467	4.9%	272,852	256,203	16,649	6.5%

Property operating and maintenance (1)(3)	96,470	88,419	8,051	9.1%	99,490	90,106	9,384	10.4%
Real estate taxes	15,761	14,973	788	5.3%	15,981	15,166	815	5.4%
Rental home operating and maintenance	1,711	1,603	108	6.7%	1,718	1,603	115	7.2%
Sales and marketing, gross	5,053	4,060	993	24.5%	5,054	4,063	991	24.4%
Property operating expenses, excluding deferrals and property management	118,995	109,055	9,940	9.1%	122,243	110,938	11,305	10.2%
Income from property operations, excluding deferrals and property management (4)	146,472	143,945	2,527	1.8%	150,609	145,265	5,344	3.7%
Property management	14,527	14,605	(78)	(0.5)%	14,527	14,605	(78)	(0.5)%
Income from property operations, excluding deferrals (4)	131,945	129,340	2,605	2.0%	136,082	130,660	5,422	4.1%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	3,541	3,217	324	10.1%	3,541	3,217	324	10.1%
Income from property operations (4)	$128,404	$126,123	$2,281	1.8%	$132,541	$127,443	$5,098	4.0%
_____________________
(1)Rental income consists of the following total portfolio income items: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Property operating maintenance expense in this table.
(2)Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.
(3)Includes bad debt expense for all periods presented.
(4)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for 2020 increased $5.1 million, or 4.0%, from 2019, driven by an increase of $2.3 million, or 1.8%, from our Core Portfolio and an increase of $2.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily resulting from higher MH and RV base rental income. The increase in income from property operations from our None-Core Portfolio was attributed to income from properties acquired throughout 2019, most notably the marinas in Florida.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $5.9 million, or 4.3%, from 2019, which reflects 3.8% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $696 in 2020 from approximately $671 in 2019. The average occupancy for our Core Portfolio increased to 95.3% in 2020 from 95.1% in 2019.
RV base rental income in our Core Portfolio for 2020 increased $3.5 million, or 5.2%, from 2019. The increase was primarily due to higher annual rental income, driven by growth from rate increases, and higher transient income. Transient income increased 7.3% from 2019, most notably in the North, South and Northeast. We have seen positive demand since our properties reopened to transient RV reservations at the beginning of June 2020 as shelter-in-place orders were lifted. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$42,866	$40,744	$2,122	5.2%	$48,194	$42,581	$5,613	13.2%
Seasonal	5,093	5,334	(241)	(4.5)%	5,159	5,424	(265)	(4.9)%
Transient	24,367	22,705	1,662	7.3%	25,626	23,660	1,966	8.3%
RV and marina base rental income (1)	$72,326	$68,783	$3,543	5.2%	$78,979	$71,665	$7,314	10.2%
_____________________
(1)    Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.

Utility and other income in our Core Portfolio for 2020 increased $1.5 million, or 6.5%, from 2019. The increase was primarily due to higher insurance recovery revenue of $1.9 million, driven by insurance recovery revenue of $2.3 million for Hurricanes Hanna and Isaias during the third quarter of 2020. Increases in utility income of $0.7 million and pass-through income of $0.5 million were offset by decreases in other property income.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $9.9 million, or 9.1%, from 2019, driven primarily by increases in property operating and maintenance expenses of $8.1 million and real estate taxes of $0.8 million. Property operating and maintenance expenses were higher in 2020 primarily due to increases in utility expenses, repairs and maintenance expenses, and insurance expense. The increase in utility expenses was primarily due to costs, including labor, associated with distribution system repairs of approximately $2.9 million incurred in 2020. The increase in repairs and maintenance expenses was driven by debris removal and cleanup costs of approximately $2.8 million related to Hurricane Hanna and Hurricane Isaias incurred during the third quarter of 2020. Property taxes in 2020 were higher due to real estate tax increases in Florida.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenues from new home sales (1)	$11,929	$6,864	$5,065	73.8%
Cost of new home sales (1)	11,398	6,499	4,899	75.4%
Gross profit from new home sales	531	365	166	45.5%

Gross revenues from used home sales	1,141	1,574	(433)	(27.5)%
Cost of used home sales	1,468	1,935	(467)	(24.1)%
Loss from used home sales	(327)	(361)	34	9.4%

Brokered resale and ancillary services revenues, net	1,648	2,133	(485)	(22.7)%
Home selling expenses	1,241	1,033	208	20.1%

Income (loss) from home sales and other	$611	$1,104	$(493)	(44.7)%

Home sales volumes
Total new home sales (2)	183	128	55	43.0%
New Home Sales Volume - ECHO JV	15	19	(4)	(21.1)%
Used home sales	120	198	(78)	(39.4)%
Brokered home resales	167	270	(103)	(38.1)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other operations was $0.6 million for 2020, compared to $1.1 million for 2019. The decrease in income from home sales and other operations was due to lower brokered resale and ancillary services revenues, net primarily due to reduced capacity at restaurants, stores and activities across the portfolio as a result of COVID-19.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Rental operations revenue (1)	$12,032	$11,670	$362	3.1%
Rental home operating and maintenance	1,711	1,603	108	6.7%
Income from rental operations	10,321	10,067	254	2.5%
Depreciation on rental homes (2)	2,703	2,758	(55)	(2.0)%
Income from rental operations, net of depreciation	$7,618	$7,309	$309	4.2%

Gross investment in new manufactured home rental units (3)	$231,192	$220,669	$10,523	4.8%
Gross investment in used manufactured home rental units	$16,299	$23,454	$(7,155)	(30.5)%

Net investment in new manufactured home rental units	$192,247	$195,626	$(3,379)	(1.7)%
Net investment in used manufactured home rental units	$6,798	$10,418	$(3,620)	(34.7)%

Number of occupied rentals – new, end of period (4)	3,314	3,079	235	7.6%
Number of occupied rentals – used, end of period	588	914	(326)	(35.7)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $7.8 million and $7.9 million for the quarters ended September 30, 2020 and September 30, 2019, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.2 million and $16.7 million as of September 30, 2020 and September 30, 2019, respectively.
(4)Includes 286 and 294 homes rented through our ECHO JV as of September 30, 2020 and 2019, respectively.

Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(38,581)	$(37,032)	$(1,549)	(4.2)%
Interest income	1,801	1,831	(30)	(1.6)%
Income from other investments, net	1,428	7,029	(5,601)	(79.7)%
General and administrative	(9,692)	(8,710)	(982)	(11.3)%
Other expenses	(658)	(1,460)	802	54.9%
Early debt retirement	(9,732)	—	(9,732)	—%
Interest and related amortization	(25,218)	(25,547)	329	1.3%
Total other income and expenses, net	$(80,652)	$(63,889)	$(16,763)	(26.2)%

Total other income and expenses, net increased $16.8 million in 2020 compared to 2019, primarily due to early debt retirement costs, lower income from other investments, net, and higher depreciation and amortization expenses. The early debt retirement costs was a result of the repayment of our secured term loans that was scheduled to mature in 2021 and the termination of our interest rate swap agreement. The decrease in income from other investments, net was primarily due to reimbursement of capital expenditures related to Hurricane Irma received in 2019.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures decreased $2.6 million in 2020 compared to 2019, primarily due to a decrease in income recognized from distributions from our unconsolidated joint ventures as we acquired the remaining interest in the Loggerhead joint venture in the third quarter of 2019.

Management's Discussion and Analysis (continued)

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2020 and 2019.

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income (1)	$427,407	$408,653	$18,754	4.6%	$427,490	$409,091	$18,399	4.5%
Rental home income (1)	12,213	10,932	1,281	11.7%	12,218	11,026	1,192	10.8%
RV and marina base rental income (1)(2)	202,281	200,532	1,749	0.9%	220,146	204,830	15,316	7.5%
Annual membership subscriptions	39,446	38,052	1,394	3.7%	39,476	38,052	1,424	3.7%
Membership upgrade sales current period, gross	16,522	14,609	1,913	13.1%	16,522	14,609	1,913	13.1%
Utility and other income (1)	72,104	69,778	2,326	3.3%	73,692	70,253	3,439	4.9%
Property operating revenues, excluding deferrals	769,973	742,556	27,417	3.7%	789,544	747,861	41,683	5.6%

Property operating and maintenance (1)(3)(4)	260,854	249,390	11,464	4.6%	268,520	252,095	16,425	6.5%
Real estate taxes	47,592	45,293	2,299	5.1%	49,490	45,596	3,894	8.5%
Rental home operating and maintenance	4,294	4,077	217	5.3%	4,306	4,099	207	5.1%
Sales and marketing, gross	13,307	11,683	1,624	13.9%	13,308	11,686	1,622	13.9%
Property operating expenses, excluding deferrals and property management	326,047	310,443	15,604	5.0%	335,624	313,476	22,148	7.1%
Income from property operations, excluding deferrals and property management (4)(5)	443,926	432,113	11,813	2.7%	453,920	434,385	19,535	4.5%
Property management	44,344	42,675	1,669	3.9%	44,344	42,675	1,669	3.9%
Income from property operations, excluding deferrals (5)	399,582	389,438	10,144	2.6%	409,576	391,710	17,866	4.6%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	8,052	7,320	732	10.0%	8,052	7,320	732	10.0%
Income from property operations (5)	$391,530	$382,118	$9,412	2.5%	$401,524	$384,390	$17,134	4.5%
__________________________
(1)Rental income consists of the following total portfolio income items: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Property operating maintenance expense in this table.
(2)Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.
(3)Includes bad debt expense for all periods presented.
(4)Includes $1.0 million related to expenses incurred related to the development and implementation of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay for the nine months ended September 30, 2020, respectively. These COVID-19 expenses are considered incremental to our normal operations and are nonrecurring. As such, they were excluded from the calculation of Normalized FFO.
(5)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for 2020 increased $17.1 million, or 4.5%, from 2019, driven by an increase of $9.4 million, or 2.5%, from our Core Portfolio and an increase of $7.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to an increase in MH base rental income, partially offset by an increase in property operating expenses. The increase in income from property operations from our None-Core Portfolio was attributed to income from properties acquired throughout 2019, most notably the marinas in Florida.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $18.8 million, or 4.6%, from 2019, which reflects 4.1% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $692 in 2020 from approximately $665 in 2019. The average occupancy for the Core Portfolio increased to 95.2% in 2020 from 95.1% in 2019.

Management's Discussion and Analysis (continued)

RV base rental income in our Core Portfolio for 2020 increased $1.7 million, or 0.9%, from 2019 due to increased annual and seasonal revenue, mainly driven by higher rental rates. These increases were partially offset by lower transient rental income, primarily resulting from cancellations, declines in reservations and temporary site closures during the second quarter of 2020 as a result of COVID-19. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$126,715	$119,793	$6,922	5.8%	$142,641	$122,455	$20,186	16.5%
Seasonal	32,827	32,086	741	2.3%	32,946	32,222	724	2.2%
Transient	42,739	48,653	(5,914)	(12.2)%	44,559	50,153	(5,594)	(11.2)%
RV and marina base rental income (1)	$202,281	$200,532	$1,749	0.9%	$220,146	$204,830	$15,316	7.5%
_____________________
(1)    Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.

Utility and other income in our Core Portfolio for 2020 increased $2.3 million, or 3.3%, from 2019. The increase was due to higher pass-through income of $2.3 million and higher utility income of $1.9 million, partially offset by a decrease in other property income of $1.9 million. The increase in pass-through income was primarily driven by increases in real estate taxes in Florida. The increase in utility income was mainly resulting from higher electric and sewer income. The decrease in other property income was primarily due to the suspension of late fees and RV cancellation fees during the second quarter of 2020 as a result of COVID-19, partially offset by an increase in insurance recovery revenue. During the third quarter of 2020, we recognized insurance recovery revenue of $2.3 million related to Hurricanes Hanna and Isaias.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $15.6 million, or 5.0%, from 2019, primarily due to an increase in property operating and maintenance expenses of $11.5 million and an increase in real estate taxes of $2.3 million. The increase in property operating and maintenance expenses was primarily due to an increase in utility expenses, including labor costs associated with sewer, water and electric distribution system, of approximately $3.6 million, an increase in insurance expense of $2.5 million and an increase in bad debt expense of $1.8 million, partially offset by a decrease in administrative expense of $1.6 million. Property operating and maintenance expenses in our Core Portfolio for 2020 also includes debris removal and cleanup costs of approximately $2.8 million related to Hurricane Hanna and Hurricane Isaias and $1.0 million in incremental and nonrecurring expenses related to the development of CDC and public health guidelines for social distancing and enhanced cleaning, property employee appreciation bonuses and emergency time-off pay. The increase in real estate taxes was primarily due to real estate tax increases in Florida.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other.

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenues from new home sales (1)	$28,863	$17,492	$11,371	65.0%
Cost of new home sales (1)	28,067	16,877	11,190	66.3%
Gross profit from new home sales	796	615	181	29.4%

Gross revenues from used home sales	4,382	5,246	(864)	(16.5)%
Cost of used home sales	5,560	6,353	(793)	(12.5)%
Loss from used home sales	(1,178)	(1,107)	(71)	(6.4)%

Brokered resale and ancillary services revenues, net	2,011	4,564	(2,553)	(55.9)%
Home selling expenses	3,535	3,218	317	9.9%

Income (loss) from home sales and other	$(1,906)	$854	$(2,760)	(323.2)%

Home sales volumes
Total new home sales (2)	471	336	135	40.2%
New Home Sales Volume - ECHO JV	38	50	(12)	(24.0)%
Used home sales	450	627	(177)	(28.2)%
Brokered home resales	454	675	(221)	(32.7)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The loss from home sales and other was $1.9 million for 2020 compared to income of $0.9 million for 2019. The increase in the loss from home sales and other was driven by lower brokered resale and ancillary services revenues, net primarily due to closures or limitations of capacity at restaurants and amenities across the portfolio as a result of COVID-19.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Manufactured homes:
Rental operations revenue (1)	$35,679	$34,312	$1,367	4.0%
Rental home operating and maintenance expense	4,294	4,077	217	5.3%
Income from rental operations	31,385	30,235	1,150	3.8%
Depreciation on rental homes (2)	8,228	7,770	458	5.9%
Income from rental operations, net of depreciation	$23,157	$22,465	$692	3.1%

Gross investment in new manufactured home rental units (3)	$231,192	$220,669	$10,523	4.8%
Gross investment in used manufactured home rental units	$16,299	$23,454	$(7,155)	(30.5)%

Net investment in new manufactured home rental units	$192,247	$195,626	$(3,379)	(1.7)%
Net investment in used manufactured home rental units	$6,798	$10,418	$(3,620)	(34.7)%

Number of occupied rentals – new, end of period (4)	3,314	3,079	235	7.6%
Number of occupied rentals – used, end of period	588	914	(326)	(35.7)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $23.5 million and $23.4 million of Site rental income for the nine months ended September 30, 2020 and 2019, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.2 million and $16.7 million as of September 30, 2020 and 2019, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 286 and 294 homes rented through our ECHO JV as of September 30, 2020 and 2019, respectively.

Other Income and Expenses
The following table summarizes other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(115,937)	$(112,785)	$(3,152)	(2.8)%
Interest income	5,399	5,385	14	0.3%
Income from other investments, net	3,093	8,894	(5,801)	(65.2)%
General and administrative	(31,156)	(27,844)	(3,312)	(11.9)%
Other expenses	(1,885)	(2,427)	542	22.3%
Early debt retirement	(10,786)	(1,491)	(9,295)	(623.4)%
Interest and related amortization	(77,540)	(77,964)	424	0.5%
Total other income and expenses, net	$(228,812)	$(208,232)	$(20,580)	(9.9)%

Total other income and expenses, net increased $20.6 million in 2020 compared to 2019, primarily due to increases in early debt retirement costs, general and administrative expenses and depreciation and amortization, as well as a decrease in income from other investments, net. The higher early debt retirement costs in 2020 was a result of the repayment of our secured term loans that was scheduled to mature in 2021 and the termination of our swap agreement. The increase in general and administrative expenses was primarily due to higher payroll and professional fees. The decrease in income from other investments, net was primarily due to reimbursement of capital expenditures related to Hurricane Irma received in 2019.
Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.

Management's Discussion and Analysis (continued)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures decreased $6.0 million in 2020 compared to 2019, primarily due to a decrease in income recognized from distributions from our unconsolidated joint ventures as we acquired the remaining interest in the Loggerhead joint venture in the third quarter of 2019 and a distribution received from our Voyager joint venture during the second quarter of 2019 that was in excess of our investment basis.

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
The impact the COVID-19 pandemic will continue to have on our financial condition and cashflows is uncertain and is dependent upon various factors including the manner in which operations will continue at our Properties, customer payment patterns and operational decisions we have made and may make in the future in response to guidance from public authorities and/or for the health and safety of our employees, residents and guests. We believe, based on information currently available and our cash collection experience, that our current cash reserves provide us sufficient cash to meet our needs for the next twelve months, including our expected dividend payments. Each quarter our Board of Directors considers several factors as it deliberates and decides whether to declare a quarterly dividend. The process includes revisiting our annual budget and considering factors including our planned operating performance and related cash flow, our debt service obligations, capital investments to maintain and expand the business, working capital requirements including home purchases and potential investments to generate external growth.
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
During the quarter ended September 30, 2020, we entered into a Secured Facility with Fannie Mae for $386.9 million. The net proceeds from this transaction were primarily used to repay our $200.0 million unsecured term loan, including termination of the associated interest rate swap, and $166.8 million of secured loans. For information regarding our debt activities and related borrowing arrangements, see Item 1. Financial Statements—Note 8. Borrowing Arrangements. For information regarding our interest rate swap, see Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging.
Total secured debt encumbered a total of 114 and 116 of our Properties as of September 30, 2020 and December 31, 2019, respectively, and the gross carrying value of such Properties was approximately $2,551.9 million and $2,524.7 million, as of September 30, 2020 and December 31, 2019, respectively.
On April 28, 2020, our stockholders approved an amendment to our charter that increased the number of shares of common stock we are authorized to issue from 400,000,000 to 600,000,000 shares. As of September 30, 2020, we have available liquidity in the form of approximately 417.8 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program, which allows us to sell, from time-to-time, shares of our common stock, having an aggregate offering price of up to $200.0 million. As of September 30, 2020, we have $200.0 million of common stock available for issuance under our ATM equity program.

Management's Discussion and Analysis (continued)

We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of September 30, 2020, our LOC had a borrowing capacity of $350.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, carries an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021. We also utilize interest rate swaps, as needed, to add stability to our interest expense and to manage our exposure to interest rate movements.
Our LOC arrangement will mature prior to the expected discontinuation of LIBOR subsequent to 2021. We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition and as it pertains to new arrangements to be entered in the future. Given the majority of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
The following table summarizes our cash flows activity:

	Nine Months Ended September 30,
(amounts in thousands)	2020	2019
Net cash provided by operating activities	$360,868	$349,348
Net cash used in investing activities	(161,529)	(276,898)
Net cash used in financing activities	(113,981)	(99,038)
Net increase (decrease) in cash and restricted cash	$85,358	$(26,588)
Operating Activities
Net cash provided by operating activities increased $11.5 million to $360.9 million for the nine months ended September 30, 2020 from $349.3 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $17.1 million, partially offset by a decrease in rents and other customer payments received in advance and security deposits of $4.5 million.
Investing Activities
Net cash used in investing activities decreased $115.4 million to $161.5 million for the nine months ended September 30, 2020 from $276.9 million for the nine months ended September 30, 2019. The decrease was due to reduced spending on acquisitions of $167.4 million and reduced capital improvement spending of $34.7 million partially offset by proceeds of $77.7 million received in 2019 from the sale of real estate and a decrease in insurance proceeds of $6.6 million in 2020 compared to 2019.
Capital Improvements
The following table summarizes capital improvements:

	Nine Months Ended September 30,
(amounts in thousands)	2020	2019
Recurring capital expenditures (1)	$42,277	$37,271
Property upgrades and development (2)	64,651	40,429
New home investments (3) (4)	42,934	108,845
Used home investments (4)	1,583	2,036
Total property improvements	151,445	188,581
Corporate	3,616	1,207
Total capital improvements	$155,061	$189,788
______________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Includes restoration and improvement capital expenditures of $2.5 million related to Hurricane Irma for the nine months ended September 30, 2019.
(3)Excludes new home investments associated with our ECHO JV.
(4)Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities increased $14.9 million to $114.0 million for the nine months ended September 30, 2020 from $99.0 million for the nine months ended September 30, 2019. The increase in net cash used in financing activities was primarily due to an increase in net repayments on the line of credit of $230.0 million, increased dividend distributions of $20.7 million, increased debt issuance and defeasance costs of $15.5 million and proceeds received in 2019 from the sale of

Management's Discussion and Analysis (continued)

common stock under our ATM equity program of $59.3 million, partially offset by an increase in net financing proceeds of $314.4 million .
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholson’s motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The Nicholson’s claim that the Operating Partnership is required to indemnify the Nicholsons for legal fees with respect to the claims brought by third parties in the Superior Court litigation is proceeding in the arbitration.

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
Off-Balance Sheet Arrangements
As of September 30, 2020, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
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
•our ability to obtain financing or refinance existing debt on favorable terms or at all;
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 27, 2020	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2020	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2020	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)