Form 10-K
period 2020-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2021-02-23
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $10,599.0 million as of June 30, 2020 based upon the closing price of $62.48 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 18, 2021, 182,299,709 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 27, 2021.

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
We have a unique business model where we own the land upon which we provide our customers the opportunity to place factory-built homes including manufactured homes, cottages or RVs either on a long-term or short-term basis. Additionally, we own marinas that provide boat slip and dry storage rentals. Our customers may lease individual developed areas ("Sites") or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs and low customer turnover costs. Our portfolio is geographically diversified across highly desirable locations near retirement and vacation destinations and urban areas across the United States. We have more than 100 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States. Our Properties generally attract retirees, vacationing families, second homeowners and first-time homebuyers by providing a community experience and a lower-cost home ownership alternative.
We are one of the nation's largest real estate networks with a portfolio of 422 Properties (including joint venture Properties) consisting of 160,489 Sites located throughout 33 states in the U.S. and British Columbia in Canada as of December 31, 2020.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD
4
3
2
7
17
4
11
6
6
7
28
9
5
2
2
5
3
8
6
8
2
2
6
7
3
6
9
18
12
43
9
16
15
14
12

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
Human Capital Management
We recognize that our success is driven by our employees. We invest in our employees and are committed to developing our employees’ skills and leadership abilities throughout our business. As a result, we believe our employees are dedicated to building strong, innovative and long-term relationships with each other and with our residents and guests.
We have an annual average of approximately 4,000 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on delivering an exceptional customer experience for our residents and guests. Our property operations are managed internally by affiliates of the Operating Partnership and are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers.
The on-site team at each Property is primarily responsible for providing maintenance and care to the property itself as well as customer service and, at times, coordinating lifestyle-oriented activities for our residents and guests. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers, who have substantial experience addressing customer needs and creating innovative approaches to maximize value for residents and guests, which we believe also creates value for our stockholders, through focused and effective property management. Complementing the field management staff are approximately 500 full-time corporate and regional employees who assist in all functions related to the management of our Properties.
We are committed to attracting and retaining a workforce that reflects the diversity of our residents and guests and to providing a safe and inclusive environment where our team members are encouraged to demonstrate their unique skill sets and bring a personal touch to their work. We are committed to maintaining workplaces free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We value the many contributions of a diverse workforce and understand that diverse backgrounds bring diverse perspectives, resulting in unique insights.
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2020, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female. To attract diverse applicants, we have partnered with third parties and post openings to a wide variety of job boards. We also have an annual internship program designed to, among other things, create a pipeline of qualified candidates for positions within the Company and to attract diverse candidates. We recognize the importance of experienced leadership, and, as of December 31, 2020, the average tenure for the executive team was 15 years. The average age of our team members is 51, with ages spanning multiple generations, similar to our residents and guests.
ELS is a place where talent is recognized, and internal growth is promoted. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. All employees are supported with a strong training and development program and a well-rounded benefits plan to help them maintain their health and financial well-being. Employees are offered flexibility to meet personal and family needs.
Whether we are working with customers or vendors, our actions are guided by a clear set of established principles. We hold ourselves accountable for ethical business practices. All employees, management and our Board of Directors are expected to act with honesty, integrity, fairness and respect. To support this culture, all team members receive annual compliance training focused on compliant and ethical interactions with peers, residents, guests, vendors and others in our communities and offices.
Providing a safe and healthy work environment for our team members is a top priority, and we empower them to take ownership in this effort. Each employee is assigned a safety-related training curriculum tailored to their job responsibilities. All employees are encouraged to report any conditions in their workplace that raise health or safety concerns without fear of retaliation.

In addition to foundational safety and compliance training, team members participate in virtual and in-person learning experiences including formal new employee and manager development programs, a “Day in the Life” program providing office-based employees an opportunity to be fully immersed in the day-to-day operations at our communities, customer experience training focused on varying elements that support our values for property team members and diversity equity and inclusion programs to support the sense of belonging, awareness and connection at ELS. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package including paid parental and paid family leave programs that exceed minimum regulatory requirements, paid volunteer time off and an expanded paid sick leave during the COVID-19 pandemic. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
Employees in our corporate and regional offices are both returning to their work locations and working remotely. We are continuing to keep our focus on employee safety and our ability to adapt to changing demands and local, federal and Centers for Disease Control and Prevention ("CDC") guidelines. During the COVID-19 pandemic, we have increased leadership updates and communication, including virtual townhall meetings, to ensure that employees remain engaged and informed. In addition, property team members were provided with two appreciation awards in the form of a monetary bonus and additional time off to recognize them for their efforts during the pandemic. For discussion of the impact of the COVID-19 pandemic on our business to date see the COVID-19 Pandemic Update in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional information, see Item 1A. Risk Factors.
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
Operating Strategies
Our operating strategy is to own and operate the highest quality Properties in sought-after locations near retirement and vacation destinations and urban areas across the United States. Through management of desirable Properties that provide an exceptional customer experience, we create communities valued by residents and guests while delivering value for stockholders.
We focus on Properties that have strong cash flows and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and retain customers who take pride in the Property and in their homes. Our operating, investment and financing initiatives include:
•Consistently providing high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;
•Efficiently managing the Properties to add value, grow occupancy, maintain competitive market rents and control expenses;
•Incorporating environmental, social and governance ("ESG") considerations into our business and ensuring sustainability is embedded in our business operations;
•Achieving growth and increasing property values through strategic expansion and, where appropriate, renovation of the Properties;

•Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor existing and prospective customer satisfaction;
•Selectively acquiring properties that offer opportunities for us to add value and enhance or create property concentrations in and around retirement or vacation destinations and urban areas to capitalize on operating synergies and incremental efficiencies;
•Selectively acquiring parcels of land adjacent to our Properties that offer opportunities for us to expand our existing communities with additional Sites;
•Selecting joint venture partners that share business objectives, growth initiatives, and risk profiles similar to ours;
•Managing our debt balance in order to maintain financial flexibility, minimize exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and
•Developing and maintaining relationships with various capital providers.
These initiatives and their implementation were determined by our management team and ratified by our Board of Directors and may be subject to change or amendment at any time.
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 307 Properties with over 111,000 Sites to 422 Properties with over 160,400 Sites as of December 31, 2020. During the year ended December 31, 2020, we acquired nine Properties (one MH community, seven RV communities and one marina) with approximately 2,772 Sites. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives. Over the last five years, we redeployed capital to Properties in markets we believe have greater long-term potential and sold five all-age MH communities located in Indiana and Michigan that were not aligned with our long-term goals.
We believe there continues to be opportunities for property acquisitions. Based on industry reports, we estimate there are approximately 50,000 MH properties and approximately 8,000 RV properties (excluding government owned properties) in North America and approximately 4,500 marinas in the U.S. Many of these properties are not operated by large owners/operators, and approximately 3,700 of the MH properties, 1,100 of the RV properties and 500 of the marinas contain 200 sites or more. We believe this relatively high degree of fragmentation provides us the opportunity to purchase additional properties. We also believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
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
Acquisitions will be financed from the most efficient available sources of capital, which may include undistributed Funds from Operations ("FFO"), issuance of additional equity securities, including under our at-the market ("ATM") equity offering program, sales of investments, collateralized and uncollateralized borrowings, including our existing line of credit, and issuance of debt securities. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an ownership structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
When evaluating potential acquisitions, we consider, among others, the following factors:
•Current and projected cash flows of the property;
•Geographic area and the type of property;
•Replacement cost of the property, including land values, entitlements and zoning;
•Location, construction quality, condition and design of the property, including vacant land and its location relative to one or more of our existing properties;
•Potential for capital appreciation of the property;
•Terms of tenant leases or usage rights;

•Opportunity to enhance the customer experience and add value through management expertise;
•Potential for economies of scale through property concentrations;
•Potential for economic growth and the tax and regulatory environment of the community in which the property is located;
•Potential for expansion, including increasing the number of Sites;
•Occupancy and demand by customers for properties of a similar type in the vicinity;
•Prospects for liquidity through sale, financing or refinancing of the property;
•Competition from existing properties and the potential for the construction of new properties in the area; and
•Working capital demands.
When evaluating potential dispositions, we consider, among others, the following factors:
•Whether the Property meets our current investment criteria;
•Our desire to exit certain non-core markets and reallocate the capital into core markets; and
•Our ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders.
When investing capital, we consider all potential uses of the capital, including returning capital to our stockholders. Our Board of Directors periodically reviews the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion ("Expansion Sites") allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 126 of our Properties have potential Expansion Sites, offering approximately 5,600 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 32 Properties, three development assets and 12 land parcels that contain approximately 894 acres for future expansion.
Sustainability Strategy
ELS’ commitment to sustainability embraces a holistic approach which aims to support our business model, minimize our environmental impact, maintain a safe and healthy workplace and uphold a high standard of business ethics and conduct. We understand the value of continuing to focus on sustainable practices and the highest standard of business ethics and practices, as they are critical to our overall success and building long-term stakeholder value.
In 2019, we formed an Environmental, Social, and Governance Taskforce ("ESG Taskforce") to support our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively "ESG Matters"). Led by the sustainability team and overseen by our Chief Operating Officer, the ESG Taskforce is comprised of a cross-functional team of employees from asset management, investor relations, compliance, communications, operations, marketing, risk management, financial reporting, legal and human resources.
The ESG Taskforce reports on ESG Matters to the Compensation, Nominating and Corporate Governance Committee of the Board of Directors and senior management. The Compensation, Nominating and Corporate Governance Committee is responsible for the review of our ESG strategy, initiatives and policies. Additionally, the Audit Committee is responsible for the discussion and review of policies with respect to risk assessment and risk management, including, but not limited to, human rights and ESG risks.
At ELS, sustainability is at the core of Our Nature through Uniting People, Places & Purpose.
Our People. With a culture of recognition and reputation for excellence, our employees are empowered to take ownership in their jobs and make a difference. ELS is a place where talent is recognized and internal growth is promoted, making it an ideal organization in which to develop a long and successful career. All benefits eligible employees can take time off to volunteer at a charitable organization of their choice. Employees are encouraged to use this time to make a difference in their communities.
Making a positive impact in the greater communities in which we operate not only helps us make a difference in the lives of others, but also enhances our knowledge of and connection to the people and places we serve. Throughout our Properties across North America, we work to create a comfortable and welcoming environment for everyone – residents, guests, and employees. Funded through the generosity of our employees and friends of ELS, ConsiderOthers is a 501(c)(3) non-profit charity that provides financial and other assistance to our residents and employees. Additionally, we launched an initiative, Making a Difference in Our Communities, to support the good works in response to COVID-19. From creating care packages to delivering hot meals to making face masks and more, we have seen so many examples of neighbors reaching out to help neighbors, working together to help first responders, doing good works for their greater communities. These acts of kindness enhance the bonds our customers have with each other and to our communities. We are proud to help foster these efforts in our communities.
Our Places. Our Properties are located where our customers aspire to be – where they want to live, work and grow, where they want to retire or raise their family, and where they want to vacation and spend their valued leisure time. We consider it a great responsibility to own and operate lifestyle-oriented properties among diverse landscapes and natural habitats and to ensure our properties remain desirable destinations for future generations. As a result, the consideration of environmental factors has always been part of our culture in the daily operation of our business.
Through sustainable practices, we are taking action to use resources efficiently and reduce our impact on the environment. We are committed to seeking opportunities to expand the use of renewable energy throughout our portfolio. Not only do these systems, such as our solar array at Morgan Hill RV Resort in Morgan Hill, CA, reduce our greenhouse gas emissions and electricity expense, they double as a valued amenity we can offer our guests. We are investing in efficient, innovative and smart technology and infrastructure to enhance resident relations, simplify operations and ensure regulatory compliance. We continue to invest in our water and electric meter program to replace submeters with a real time automatic meter reading system to monitor usage and proactively identify water leaks and wasted energy. We are consistently improving the quality of our housing stock through the purchase of ENERGY STAR® certified homes, where available.
Our Purpose. It is of the utmost importance to us that we maintain the highest level of ethical standards in our processes, customs and policies. Whether we are working with customers or vendors, our actions are guided by a clear set of established principles. We hold ourselves accountable for ethical business practices. All facets of ELS, employees, management and our Board of Directors, are expected to act with honesty, integrity, fairness and respect. We have an ESG policy to incorporate ESG considerations into our business and a Human Rights and Labor Rights Statement that confirms our policies on the topics of Fair Labor Practices, Child Labor, Forced Labor and Human Trafficking, Health and Safety, Diversity and Inclusion and Ethical Conduct. To help employees report potential misconduct, we have a confidential multi-lingual Alertline for reporting Ethics and Compliance concerns and a confidential hotline for all employees to report workplace health and safety concerns.
We have a stakeholder engagement approach that enables us to understand our stakeholders’ perceptions and concerns, encourages regular dialogue and leverages industry frameworks to communicate our ESG impacts. Further information on our sustainability strategy and ESG efforts can be found on our website at https://www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this annual report on Form 10-K.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 14,991 Sites in 13 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2021. We have a $100.0 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquakes in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which we plan to renew, expire on November 1, 2021, and the property insurance program, which expires on April 1, 2022, has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
Industry
We believe that demand for manufactured housing and RV communities will continue to outpace supply in the near future. We expect much of this demand will continue to come from baby boomers, who may seek an active RV lifestyle or a permanent retirement or vacation establishment. In addition, we expect the exposure to Millennials and Generation X will contribute to the demand, as these groups focus on affordability, prefer housing quality over size and pursue unique experiences. We believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of manufactured housing construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:
•Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. While we have seen a moderate increase in ground-up development, primarily of RV properties, the most significant barrier continues to be the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public perception of manufactured housing, and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of profit is significant. The initial development of the infrastructure may take up to three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property.
•Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing), resulting in no interruption of rental payments to us, and (iv) moving a factory-built home from one property to another involves substantial cost and effort.
•Lifestyle Choice: There are currently over 1 million RV camp sites in privately owned RV parks and campgrounds in the United States per the National Association of RV Parks and Campgrounds ("ARVC"). According to the Recreational Vehicle Industry Association ("RVIA") in 2019, RV ownership has reached record levels. More than nine million households now own an RV, a 16% increase since 2011 and a 64% increase since 1980. The 73 million people born in the United States from 1946 to 1964, or "baby boomers," make up one of the largest and fastest growing segments in this market. According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old, and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2018 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 17% within the next 15 years.
We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.
Additionally, RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 1995, or Millennials, over the coming years, according to the RVIA. The number of consumers between age 30 and 45 is expected to total 72 million by 2025, 13% higher than in 2015. Data collected on RV retail registrations found the share of RV ownership has increased in the younger age brackets between 2015 and 2018. RV ownership for those aged 35 to 44 increased from 18.4% in 2015 to 20.8% in 2018. For those aged 25 to 34, RV ownership increased from 5.0% in 2015 to 8.1% in 2018. The consumers most likely to purchase RVs, according to a study conducted with Nielsen in 2016 by Go RVing, a coalition of RV industry trade groups, are families searching for adventures, individuals looking for locations with natural beauty and opportunities for outdoor sports and recreation, and kid-free adult adventurers enjoying the freedom, convenience and low-cost options of RVs. According to The 2020 North American Camping Report sponsored by Kampgrounds of America, Inc. and conducted by Cairn Consulting Group, the use of RVs as a primary camping accommodation by new campers increased 9% from 2015 to 2019. RVs provide personal space for traveling and 51% of campers say they are more likely to purchase an RV, with campers born in the United States from 1965 to 1979, or Generation X, most inclined to purchase an RV at 62% while Millennial campers had the most interest in full-time RVing at 36%.
•Construction Quality: The Department of Housing and Urban Development's ("HUD") standards for manufactured housing construction quality are the only federal standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In 1994, following the devastation left by Hurricane Andrew, HUD introduced regulations that established different wind zones across the country. As a result, any homes set in place since 1994 must be able to withstand wind speeds of 70 miles per hour in Zone 1, 100 miles per hour in Zone 2 and 110 miles per hour in Zone 3. While most of the United States is designated wind Zone 1, areas most likely to be impacted by hurricanes are either Zone 2 or Zone 3.
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
•Comparability to Site-Built Homes: Since inception, the manufactured housing industry has experienced a trend toward multi-section homes. The average current manufactured homes are approximately 1,438 square feet. Many such homes have nine-foot or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch-style site-built homes at a fraction of the price. At our Properties, there is an active resale or rental market for these larger homes. According to the 2019 U.S. Census American Community Survey, manufactured homes represent 8.4% of single-family housing units.
•Second Home and Vacation Home Demographics: According to 2020 National Association of Home Builders reports, there were approximately 7.5 million second and vacation homes in 2018, accounting for 5.5% of the total housing stock in 2018. In 2020, the number of recent home buyers who own more than one home was 17%, up from 16% in 2019, according to the National Association of Realtors ("NAR"). NAR reports that owning more than one property was most common for buyers aged 65 years and older at 22%. Additionally, NAR reports that of second homebuyers from October 2015 through September 2020, 39% purchased in resort areas, 16% purchased in small towns and 15% purchased in rural areas. Looking ahead, we expect continued strong demand from baby boomers and Generation X. We believe these individuals will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second-home sales and that homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:
•Shipments: According to statistics compiled by the U.S. Census Bureau, manufactured home shipments to dealers increased each year from 2010 to 2018, before declining slightly in 2019. Shipments in 2020 were in line with 2019 at 94,400 units. According to the RVIA, wholesale shipments of RVs increased 6.0% in 2020 to approximately 430,400 units as compared to 2019, on par with the third highest annual shipment total on record. The shipment numbers for 2020 reflect increasing consumer interest in RVing and the growth in consumer demand to purchase RVs that began in the early summer and continued for the remainder of the year.
———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: Retail sales of RVs totaled approximately 472,233 in 2020, a 13.7% increase from 2019 RV sales of 415,325 and a 7.1% increase from 2018 RV sales of 440,994. We believe consumers viewed RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. The enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2020 is the highest sales year for the industry. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
•Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities, and loan approval is subject to more stringent underwriting criteria. In 2013, we entered into a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties. See Item 1A. Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.
In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have a positive impact on the ability of our customers to obtain chattel financing, the actual impact on us as well as the industry cannot be determined at this time. Additionally, the new administration may redefine the objectives of the Plans.
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
COVID-19 has had, and another pandemic could have, significant repercussions across regional, national and global economies and financial markets, and has and could continue to trigger periods of regional, national and global economic slowdown or recessions. Many U.S. cities and states, including cities and states where our offices and properties are located, have implemented measures to combat COVID-19, including quarantines, shelter-in-place and stay-at-home orders, social distancing requirements, and restrictions on travel and the types of business that may continue to operate. We have taken actions in response to or in furtherance of these measures, including, but not limited to, temporarily halting RV reservations by incoming transient customers, delaying opening certain of our northern RV communities, closing all indoor amenity areas, pools and playgrounds, introducing a rent deferral program and waiving certain late fees and cancellation fees. These actions have since been discontinued except for some amenities which remain closed, however circumstances may require us to reimplement some or all of these actions. Although vaccines for COVID-19 have been developed, we can provide no assurance as to the timing of the distribution and administration of the vaccines, that the vaccines will be effective and administered in quantities sufficient to address the COVID-19 pandemic, or that there will not be lasting changes in consumer behavior as a result of the COVID-19 pandemic that may impact our business. See "Management Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic Update."
The effects of COVID-19 have had and could continue to have, or another pandemic could have, an adverse effect on our financial condition, results of operations and cash flows, which impact could be material, due to, among other factors:
•Weaknesses in national, regional or local economies may prevent our residents and customers from paying rent in full or on a timely basis. Federal, state, local, and industry-initiated efforts, including eviction moratoriums, have affected and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. These efforts could lead to an increase in our recognition of credit losses related to our rent receivables. In addition, a reduction in the ability or willingness of prospective customers to visit our properties could impact our ability to lease Sites and sell manufactured homes and may result in lower rental income and ancillary operating revenues produced by our Properties.
•The seasonal and transient customers that vacation and camp at our Properties, including our RV communities, may be less likely to visit if they have less disposable income for leisure-time activities, or are unable to visit due to health concerns, shelter-in-place and stay-at-home orders, or travel restrictions, including cross-border restrictions from Canada, which have caused and could continue to cause cancellation of existing reservations and reduced transient rental income.
•A general decline in business activity and discretionary spending could result in fewer customers purchasing membership subscriptions, or existing customers purchasing fewer membership upgrades or failing to pay annual subscription fees or installments on financed upgrade sales.
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
•A severe disruption and instability in the global financial markets or a deterioration in credit and financing conditions may affect our ability to access capital necessary to fund business operations, including the acquisition or expansion of properties, or replace or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities.

•COVID-19 could negatively affect the health, availability and productivity of our current personnel. It could also affect our ability to recruit and attract new employees and retain current employees whose hours have been reduced. An outbreak of COVID-19 that directly affects, or threatens to directly affect, any of our properties could also deter or prevent our on-site personnel from reporting to work. The effects of shelter-in-place and stay-at-home orders, including remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, we have and may continue to implement mitigation and other measures to support and protect our employees, which could result in increased labor costs.
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
The Economic Performance and Value of Our Properties Are Subject to Risks Associated with The Real Estate Industry.
The economic performance and value of our Properties could be adversely affected by various factors, many of which are outside of our control. These factors include but are not limited to the following:
•changes in the national, regional and/or local economies;
•the attractiveness of our Properties to customers, competition from other MH and RV communities and lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single-family homes);
•the ability of MH and RV manufacturers to adapt to changes in the economy and the availability of units from these manufacturers;
•the ability of our potential customers to sell or lease their existing residences in order to purchase homes or cottages at our Properties, and heightened price sensitivity for seasonal and second homebuyers;
•the ability of our potential customers to obtain financing on the purchase of homes, cottages or RVs;
•our ability to attract new customers and retain them for our membership subscriptions and upgrade sales business;
•our ability to collect payments from customers and pay or control operating costs, including real estate taxes and insurance;
•the ability of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties;
•our ability to diversify and sell our Properties timely due to the illiquid nature of real estate investments;
•unfavorable weather conditions, especially on holiday weekends in the spring and summer months, which are peak business periods for our transient customers;
•changes in climate and the occurrence of natural disasters or catastrophic events, including acts of war and terrorist attacks;
•fluctuations in the exchange rate of the U.S. dollar to other currencies, primarily the Canadian dollar due to Canadian customers, who frequently visit our southern Properties;
•changes in U.S. social, economic and political conditions, laws and governmental regulations, including policies governing rent control, property zoning, taxation, minimum wages, chattel financing, health care, foreign trade, regulatory compliance, manufacturing, development and investment;
•fiscal policies, instability or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy; and
•COVID-19, or other highly infectious or contagious diseases, which has had and could continue to have an adverse effect on our business.
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
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas where a substantial number of our Properties are located. As we have a large concentration of properties in certain markets, most notably Florida, California and Arizona, which comprise 44.3%, 12.9% and 9.5%, respectively, of our total property operating revenue for the year ended December 31, 2020, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates, and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions. Furthermore, stay-at-home orders and travel restrictions could adversely impact the ability of our customers to visit our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
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
We intend to continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:
•integration may prove costly or time-consuming and may divert our attention from the management of daily operations;
•we may be unable to access capital or we may encounter difficulties, such as increases in financing costs;
•we may incur costs and expenses associated with any undisclosed or potential liabilities;
•unforeseen difficulties may arise in integrating an acquisition into our portfolio;
•expected synergies may not materialize; and
•we may acquire properties in new markets where we face risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.
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
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased construction costs and lower than expected revenues. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
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
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. We have 13 Properties in our portfolio subject to ground lease agreements for land, which we do not own. Four of the 13 Properties, which generated approximately $5.5 million of income from operations for the year ended December 31, 2020, are subject to ground lease agreements with a final expiration date before 2023. See Item 8. Financial Statements and Supplementary Data—Note 16. Commitment and Contingencies.
Our Ability to Sell or Rent Manufactured Homes Could Be Impaired, Resulting in Reduced Cash Flows.
Selling and renting homes is a primary part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:
•disruptions in the single-family housing market;
•local conditions, such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties;
•increased costs to acquire homes;
•our ability to obtain an adequate supply of homes at reasonable costs from MH suppliers;
•our ability to acquire or develop existing land suitable for home building;
•the ability of customers to obtain affordable financing; and
•demographics, such as the retirement of "baby boomers", and their demand for access to our lifestyle-oriented Properties.
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. The Secure and Fair Enforcement for Mortgage Licensing Act requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing and especially for individuals with moderate income to obtain loans to purchase manufactured housing or RVs. Homeowners' ability to obtain affordable financing could affect our ability to sell homes.
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
We have joint ventures with other investors. We currently and may continue in the future to acquire properties or make investments in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks not present with respect to our wholly owned Properties, including the following:
•our joint venture partners may experience financial distress, become bankrupt or fail to fund their share of required capital contributions due to adverse economic conditions, which could delay construction or development of a property, increase our financial commitment to the joint venture or adversely impact the ongoing operations of the joint venture;

•our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property; and
•we may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the venture.
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
There is a Risk of Accidents, Injuries or Outbreaks Occurring at Our Properties Which May Negatively Impact Our Operations.
While we maintain and promote safety at our Properties, there are inherent risks associated with certain features, assets and activities at our communities. An accident, injury or outbreak at any of our communities, particularly an accident, injury or outbreak involving the safety of residents, guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident, injury or outbreak at any of our communities could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our communities and negatively impact our results of operations.
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
Our Business Operations are Dependent on the Effective Operation of Technology.
We rely on software and computer systems to process and store information required for our business operations. Additionally, with the outbreak of COVID-19, certain of our corporate and regional staff have been regularly working remotely, further increasing our dependence on technology to complete our business processes. Any disruption to these systems or to third-party vendors that maintain these systems could adversely affect our business operations. While we maintain and require our vendors to maintain appropriate back-up copies of our information, transitioning to a new system or vendor can be time-consuming and disruptive. Additionally, it is important for us to explore and evolve with new developments in technology to stay competitive. For example, our consumers rely on our technology platforms to make reservations, and therefore, these user interfaces must be understandable and easy to use. It may require investment of both time and expense to implement a new system or upgrade our existing technology. Interruptions to any of the above could lead to lost revenues, interruptions in our business operations and damage to our business reputation.
Risks Relating to Governmental Regulation and Potential Litigation
Changes to Federal and State Laws and Regulations Could Adversely Affect Our Operations and the Market Price of Our Common Stock.
Our business operations are subject to certain federal and state laws and regulations including but not limited to the following:
•Rent Control Legislation
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
•Occupational, Safety and Health Act
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
Additionally, Title III of the ADA has been interpreted by the U.S. courts to include websites as "places of public accommodations." For our websites to be ADA compliant, they must be accessible. While no laws have been passed related to website accessibility, the recognized de facto standard in the U.S. is the Web Content Accessibility Guideline. We may incur costs to make our websites ADA compliant or face litigation if they are not compliant.
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

Environmental Risks
Natural Disasters Could Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2020, we owned or had an ownership interest in 422 Properties, including 133 Properties and 12 marinas located in Florida and 50 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Climate Change May Adversely Affect Our Business.
Climate change could increase the frequency and severity of natural disasters and change weather patterns. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, frequency and magnitude of wildfires, rising sea levels, drought and changes to precipitation and temperatures. Our properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impact resulting from climate change. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
In addition, climate change could lead to changes in federal, state, and local legislation and regulation, which may require increased capital expenditures at our Properties. Additionally, these capital expenditures may or may not result in lower on-going expenses or make an impact on the desirability of our Properties and our ability to attract high quality residents and guests. Any such losses, increases in costs or business interruptions could adversely affect our financial condition and operating results.
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
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $2,694.9 million as of December 31, 2020, of which $222.0 million, or 8.24%, is related to our line of credit and $148.4 million of secured debt, or 5.51%, matures in 2022. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
•our cash flows could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;
•we might be required to use a substantial portion of our cash flows from operations to pay our indebtedness, thereby reducing the availability of our cash flows to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•terms of refinancing may not be as favorable as the terms of existing indebtedness, resulting in higher interest rates that could adversely affect net income, cash flows and our ability to service debt and make distributions to stockholders;
•if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay all maturing debt; and
•to the extent that any Property is cross-collateralized with any other Properties, any default under the mortgage note relating to one Property could result in a default under the financing arrangements relating to other Properties that also provide security for that mortgage note or are cross-collateralized with such mortgage note.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 18.1% as of December 31, 2020. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and could make us more vulnerable to a downturn in business or the economy generally.

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
We May Be Adversely Affected By Changes in LIBOR Reporting Practices or the Method in Which LIBOR Is Determined.
In July 2017, the Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Further, in November 2020, ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publication of certain USD-LIBOR rates on June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our floating rate borrowings are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes could have a material adverse impact on the availability of financing, including LIBOR-based loans, and as a result on our financing costs.
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
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2021 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
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
Issuances or Sales of Our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized Funds from Operations ("Normalized FFO") per share. We may sell shares of our common stock under our ATM equity offering program from time-to-time. During the year ended December 31, 2020, we did not sell any shares through our ATM equity offering program. As of December 31, 2020, there was $200.0 million available for issuance under our ATM equity program. The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
Our Share Price Could Be Volatile and Could Decline, Resulting in A Substantial or Complete Loss on Our Stockholders’ Investment.
We list our common stock on the New York Stock Exchange (the "NYSE"), and our common stock could experience significant price and volume fluctuations. Investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:
•issuances of other equity securities in the future, including new series or classes of preferred stock;

•our operating performance and the performance of other similar companies;
•our ability to maintain compliance with covenants contained in our debt facilities;
•actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;
•changes in our distribution policy;
•publication of research reports about us or the real estate industry generally;
•increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;
•changes in market valuations of similar companies;
•adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;
•additions or departures of key management personnel;
•speculation in the press or investment community;
•equity issuances by us, or share resales by our stockholders or the perception that such issuances or resales may occur;
•addition to, or removal from, market indexes used by investors to make investment decisions;
•actions by institutional stockholders; and
•general market and economic conditions.
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
Dividends Payable by REITs Generally Do Not Qualify For the Reduced Tax Rates Available For Some Dividends, Which May Negatively Affect the Value of Our Shares.
Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the Tax Cuts and Jobs

Act, or the TCJA, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
Partnership Tax Audit Rules Could Have a Material Adverse Effect on Us.
The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner's allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though` the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.
We May be Subject to Adverse Legislative or Regulatory Tax Changes That Could Reduce the Market Price of Our Outstanding Common or Preferred Shares.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our Company's shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as "C" corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a "C" corporation.
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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2021. We have a $100 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time $500,000 aggregate deductible. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which we plan to renew, expire on November 1, 2021, and the property insurance program, which expires on April 1, 2022, has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

We Face Risks Relating to Cybersecurity Incidents.
We rely extensively on internally and externally hosted computer systems to process transactions and manage our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites are subject to system security risks, cybersecurity breaches, outages and other risks. These could include attempts to gain unauthorized access to our data and computer systems, or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions, including disruptions that result in our and our customers' loss of access to our information systems. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, there is no guarantee such efforts will be successful in preventing a cybersecurity incident and that our financial results will not be negatively impacted by such an incident. Additionally, with the outbreak of COVID-19, certain of our corporate and regional staff have been regularly working remotely, further increasing our dependence on computer systems to process transactions and manage our business, as well as the risk of a loss event due to a cybersecurity incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us.
Social Media Platforms Could Cause Us to Suffer Brand Damage or Information Leakage.
Negative information about us, or our officers, employees, directors or Properties, even if untrue, could damage our reputation. In particular, information shared on social media platforms could cause us to suffer brand damage because social media platforms have increased the rapidity of the dissemination and greatly expanded the potential scope and scale of the impact of negative publicity. While employees are held to internal policies related to posting on public platforms including social media sites, employees or others might publicly share material that reflects negatively on our reputation or disclose non-public sensitive information relating to our business. The continuing evolution of social media will present us with new challenges and risks.

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
Property Portfolio
As of December 31, 2020, we owned or had an ownership interest in a portfolio of 422 Properties located throughout the United States and British Columbia containing 160,489 Sites. A total of 116 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues, excluding deferrals, were Colony Cove, located in Ellenton, Florida, and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, excluding deferrals, for the year ended December 31, 2020.
The following table sets forth certain information relating to our 416 wholly-owned Properties containing 156,890 Sites as of December 31, 2020, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Florida
East Coast:
Cheron Village	Davie	FL	MH	30		202	202	100.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	90.2%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	95.5%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	100.0%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	114	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103		611	611	96.9%
Park City West	Fort Lauderdale	FL	MH	60		363	363	98.1%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	98.0%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)		130	45	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	94.4%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Maralago Cay	Lantana	FL	MH	102		602	602	98.3%
Coral Cay Plantation	Margate	FL	MH	121		818	818	99.1%
Lakewood Village	Melbourne	FL	MH	68		349	349	87.7%
Miami Everglades	Miami	FL	RV	34	2	303	67	100.0%
Loggerhead Marinas (11 properties)	Multiple	FL	Marina	87		2,343	1,698	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43		301	301	90.0%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	136	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	98.1%
Breezy Hill	Pompano Beach	FL	RV	52		762	348	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15		148	19	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64		433	433	86.1%
Pickwick Village	Port Orange	FL	MH	84	2	432	432	98.4%
Rose Bay	Port Orange	FL	RV	21	2	303	210	100.0%
Palm Lake	Riviera Beach	FL	MH	154		915	915	69.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	99.5%
Space Coast	Rockledge	FL	RV	24		270	155	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	96.3%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	89.5%
Heron Cay	Vero Beach	FL	MH	130		588	588	91.7%
Holiday Village, Florida (g)	Vero Beach	FL	MH	18		128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	30	6	300	133	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64		285	285	90.2%
Village Green	Vero Beach	FL	MH	178	12	782	782	90.2%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	17	845	845	91.7%
Clover Leaf Forest	Brooksville	FL	RV	30		277	150	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	468	100.0%
Lake Magic	Clermont	FL	RV	69		471	144	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	99.6%
Orlando	Clermont	FL	RV	270	14	1,017	188	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120		950	347	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%
Grand Island Resort	Grand Island	FL	MH	35		362	362	77.6%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.3%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	136	100.0%
Tropical Palms	Kissimmee	FL	RV	59	4	566	198	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	99.0%
Beacon Terrace	Lakeland	FL	MH	61		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	98.1%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Lakeland Harbor	Lakeland	FL	MH	65		504	504	100.0%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	94.0%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	89.5%
Southernaire	Mt. Dora	FL	MH	14		114	114	90.4%
Foxwood Farms	Ocala	FL	MH	56		365	365	89.3%
Oak Bend	Ocala	FL	MH	62	17	262	262	97.3%
Villas at Spanish Oaks	Ocala	FL	MH	69		454	454	88.5%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	99.6%
Hidden Valley	Orlando	FL	MH	50		303	303	100.0%
Starlight Ranch	Orlando	FL	MH	130		783	783	95.4%
Covington Estates	Saint Cloud	FL	MH	59		241	241	98.8%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.4%
Three Flags	Wildwood	FL	RV	23		221	52	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	151	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV Resort	Arcadia	FL	RV	196	8	499	209	100.0%
Toby's RV Resort	Arcadia	FL	RV	44		379	263	100.0%
Sunshine Key	Big Pine Key	FL	RV	54		409	51	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	98.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	224	100.0%
Resort at Tranquility Lake (c) (d)	Cape Coral	FL	RV	188	95	—	—	—%
Glen Ellen	Clearwater	FL	MH	12		106	106	92.5%
Hillcrest FL	Clearwater	FL	MH	25		276	276	96.0%
Holiday Ranch	Clearwater	FL	MH	12		150	150	94.7%
Serendipity	Clearwater	FL	MH	55		426	426	99.5%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	97.6%
Shady Lane Village	Clearwater	FL	MH	19		156	156	95.5%
Silk Oak Lodge	Clearwater	FL	MH	19		181	181	96.1%
Crystal Isles	Crystal River	FL	RV	38	1	260	86	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	98.4%
Marker 1 Marina (c)	Dunedin	FL	Marina	11		477	366	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,405	2,405	90.0%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)		93	93	31.2%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	99.7%
Fort Myers Beach	Fort Myers	FL	RV	37	6	292	121	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25		246	166	100.0%
Holiday Travel Park	Holiday	FL	RV	45		613	530	100.0%
Barrington Hills	Hudson	FL	RV	28		392	248	100.0%
Down Yonder	Largo	FL	MH	50		361	361	100.0%
East Bay Oaks	Largo	FL	MH	40		328	328	98.5%
Eldorado Village	Largo	FL	MH	25		227	227	99.6%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Paradise Park - Largo	Largo	FL	MH	15		108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14		160	160	93.1%
Vacation Village	Largo	FL	RV	29		293	163	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	97.5%
Fiesta Key	Long Key	FL	RV	28	4	324	4	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27		255	211	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	99.6%
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.2%
Harbor View Mobile Manor	New Port Richey	FL	MH	69		471	471	99.4%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	97.8%
Lake Village	Nokomis	FL	MH	65		391	391	99.0%
Royal Coachman	Nokomis	FL	RV	111	2	546	463	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	39	971	971	98.9%
Island Vista Estates	North Fort Myers	FL	MH	121		616	616	84.7%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	99.8%
Pine Lakes	North Fort Myers	FL	MH	314		602	602	99.7%
Pioneer Village	North Fort Myers	FL	RV	90		733	390	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16		241	156	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	453	453	98.9%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69		491	491	94.1%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836		459	382	100.0%
Terra Ceia	Palmetto	FL	RV	50	32	203	152	100.0%
Arbors at Countrywood	Plant City	FL	MH	(f)		62	62	96.8%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	97.6%
Meadows at Countrywood	Plant City	FL	MH	140		737	737	96.3%
Oaks at Countrywood	Plant City	FL	MH	44		168	168	93.5%
Harbor Lakes	Port Charlotte	FL	RV	80		528	352	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%
Gulf View	Punta Gorda	FL	RV	78		206	97	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	97.3%
Kingswood	Riverview	FL	MH	52		229	229	99.6%
Winds of St. Armands North	Sarasota	FL	MH	74		471	471	99.8%
Winds of St. Armands South	Sarasota	FL	MH	81	13	306	306	100.0%
Topics RV Resort	Spring Hill	FL	RV	35		230	177	100.0%
Pine Island	St. James City	FL	RV	31		363	85	100.0%
Carefree Village	Tampa	FL	MH	58		398	398	98.0%
Tarpon Glen	Tarpon Springs	FL	MH	24		168	168	98.2%
Featherock	Valrico	FL	MH	84		521	521	99.8%
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.2%
Ramblers Rest RV Resort	Venice	FL	RV	117		647	379	100.0%
Peace River	Wauchula	FL	RV	72		454	50	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147		518	518	65.6%
Forest Lake Estates MH	Zephyrhills	FL	MH	191	89	892	892	99.9%
Forest Lake Village RV	Zephyrhills	FL	RV	42		274	178	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		140	140	77.1%
Other	Multiple	FL	MH	7		149	149	20.1%
Total Florida Market				11,655	614	60,670	50,314	95.2%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	100.0%
Colony Park	Ceres	CA	MH	20		186	186	100.0%
Russian River	Cloverdale	CA	RV	41		135	4	100.0%
Snowflower (g)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	97.5%
Yosemite Lakes (g)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (e) (g)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	99.2%
Ponderosa Resort	Lotus	CA	RV	22		170	13	100.0%
Turtle Beach	Manteca	CA	RV	39		79	21	100.0%
Marina Dunes RV Resort (c) (g)	Marina	CA	RV	6		96	—	—%
Coralwood (e)	Modesto	CA	MH	22		194	194	100.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	18	100.0%
Lake of the Springs	Oregon House	CA	RV	954	507	541	59	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	100.0%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Westwinds (4 Properties) (e)	San Jose	CA	MH	88		723	723	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	99.5%
Santa Cruz Ranch (g)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	94.0%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	19	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	98.5%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.7%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)		140	17	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Oakzanita Springs	Descanso	CA	RV	145	5	146	25	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	100.0%
Rancho Valley	El Cajon	CA	MH	19		140	140	100.0%
Royal Holiday	Hemet	CA	MH	22		198	198	70.7%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191		287	52	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	86	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	44	100.0%
Morgan Hill (g)	Morgan Hill	CA	RV	69	6	339	—	—%
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	40	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	12	100.0%
Las Palmas Estates	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	99.4%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	16	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32		270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	96.0%
Total California Market				5,030	717	13,777	7,121	98.6%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	304	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%
Dolce Vita (c)	Apache Junction	AZ	MH	132	40	484	484	82.4%
Golden Sun RV	Apache Junction	AZ	RV	33		329	200	100.0%
Meridian RV Resort (c)	Apache Junction	AZ	RV	15		264	104	100.0%
Valley Vista	Benson	AZ	RV	6		145	6	100.0%
Casita Verde	Casa Grande	AZ	RV	14		192	84	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77		767	528	100.0%
Foothills West	Casa Grande	AZ	RV	16		188	119	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	99.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	151	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	96.7%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.9%
Palm Shadows	Glendale	AZ	MH	33		293	293	90.8%
Hacienda De Valencia	Mesa	AZ	MH	51		364	364	98.9%
Mesa Spirit	Mesa	AZ	RV	90		1,600	766	100.0%
Monte Vista Resort	Mesa	AZ	RV	142		1,345	811	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	97.8%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	99.6%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332		2,414	1,870	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%
Casa del Sol West	Peoria	AZ	MH	31		245	245	95.5%
Carefree Manor	Phoenix	AZ	MH	16		130	130	92.3%
Central Park	Phoenix	AZ	MH	37		293	293	95.2%
Desert Skies	Phoenix	AZ	MH	24		166	166	97.6%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	96.5%
Whispering Palms	Phoenix	AZ	MH	15		116	116	94.0%
Desert Vista (g)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48	2	198	198	99.0%
Venture In	Show Low	AZ	RV	26		389	274	100.0%
Paradise	Sun City	AZ	RV	80		950	759	100.0%
The Meadows AZ	Tempe	AZ	MH	60		390	390	99.2%
Fairview Manor	Tucson	AZ	MH	28		235	235	97.4%
Voyager Expansion (c) (d)	Tucson	AZ	MH	64	41	—	—	—%
Westpark	Wickenburg	AZ	MH	48		273	273	82.1%
Araby Acres	Yuma	AZ	RV	25	3	337	264	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	231	100.0%
Capri	Yuma	AZ	RV	20		303	162	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	93	100.0%
Foothill Village	Yuma	AZ	RV	18		180	31	100.0%
Mesa Verde RV	Yuma	AZ	RV	28		345	265	100.0%
Suni Sands	Yuma	AZ	RV	34		336	153	100.0%
Total Arizona Market				2,272	276	17,313	12,615	97.9%

Colorado:
Hillcrest Village CO	Aurora	CO	MH	72		602	602	99.5%
Cimarron Village	Broomfield	CO	MH	50		327	327	100.0%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	99.6%
Bear Creek Village	Denver	CO	MH	12		121	121	97.5%
Holiday Hills Village	Denver	CO	MH	99		736	736	98.4%
Golden Terrace	Golden	CO	MH	32		263	263	100.0%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (g)	Golden	CO	RV	(f)		80	—	—%
Golden Terrace West	Golden	CO	MH	39		311	311	100.0%
Pueblo Grande	Pueblo	CO	MH	33		251	251	80.9%
Woodland Hills	Thornton	CO	MH	55		434	434	99.8%
Total Colorado Market				445	—	3,445	3,365	98.0%

Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	93.3%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.7%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
McNicol Place	Lewes	DE	MH	25		93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	99.7%
Mariner's Cove	Millsboro	DE	MH	101		374	374	97.1%
Sweetbriar	Millsboro	DE	MH	38		146	146	93.2%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	100.0%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	66	100.0%
Hillcrest MA	Rockland	MA	MH	19		79	79	93.7%
The Glen	Rockland	MA	MH	24		36	36	100.0%
Old Chatham	South Dennis	MA	RV	47		312	249	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	70	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	98.5%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mt. Desert Narrows	Bar Harbor	ME	RV	90	12	206	7	100.0%
Patten Pond	Ellsworth	ME	RV	81	60	137	13	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58		550	464	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	8	100.0%
Moody Beach	Wells	ME	RV	48		274	86	100.0%
Sandy Beach	Contoocook	NH	RV	40		190	95	100.0%
Pine Acres	Raymond	NH	RV	100		421	222	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	222	100.0%
King Nummy	Cape May Court House	NJ	RV	83		313	262	100.0%
Acorn Campground (c)	Green Creek	NJ	RV	160	43	323	226	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18		168	62	100.0%
Echo Farms	Ocean View	NJ	RV	31		245	197	100.0%
Lake and Shore	Ocean View	NJ	RV	162		401	270	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	41	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	319	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	89.3%
Rondout Valley	Accord	NY	RV	184	94	398	78	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	342	100.0%
Lake George Escape	Lake George	NY	RV	178		576	79	100.0%
The Woodlands	Lockport	NY	MH	225	76	1,237	1,237	93.8%
Greenwood Village	Manorville	NY	MH	79		512	512	99.6%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,199	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	85	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	95.3%
Sun Valley	Bowmansville	PA	RV	86	3	265	190	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	93.6%
Gettysburg Farm	Dover	PA	RV	124	62	265	84	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	82	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Timothy Lake South	East Stroudsburg	PA	RV	65		327	130	100.0%
Drummer Boy	Gettysburg	PA	RV	89		465	220	100.0%
Round Top	Gettysburg	PA	RV	52		391	195	100.0%
Circle M	Lancaster	PA	RV	103	13	380	85	100.0%
Hershey	Lebanon	PA	RV	196	20	297	58	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	121	100.0%
PA Dutch County	Manheim	PA	RV	102	60	269	99	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	150	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	96.7%
Scotrun	Scotrun	PA	RV	63	6	178	115	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	197	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	92.0%
Timber Creek	Westerly	RI	RV	108		364	361	100.0%
Total Northeast Market				5,422	865	20,720	14,760	97.8%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	73	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	31	100.0%
Forest Lake	Advance	NC	RV	306	34	305	163	100.0%
Scenic	Asheville	NC	MH	28	2	194	194	99.0%
Waterway RV	Cedar Point	NC	RV	27		336	335	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	368	100.0%
Topsail Sound RV (c)	Holly Ridge	NC	RV	34	12	230	205	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	155	100.0%
Lake Gaston	Littleton	NC	RV	69		235	204	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	279	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	88.0%
Goose Creek	Newport	NC	RV	92		735	692	100.0%
Whispering Pines - NC	Newport	NC	RV	34		278	187	100.0%
Harbor Point (c)	Sneads Ferry	NC	RV	46		203	184	100.0%
White Oak Shores	Stella	NC	RV	220	50	511	426	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	58	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35		172	172	98.8%
The Oaks	Yemassee	SC	RV	10		93	21	100.0%
Natchez Trace	Hohenwald	TN	RV	672	340	531	225	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	4	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69		146	69	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	68	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	144	100.0%
Bayport Development (c) (d)	Jamaica	VA	RV	541	523	—	—	—%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Virginia Landing	Quinby	VA	RV	863		233	5	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	536	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	104	1,034	601	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	79	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	99.6%
Total Southeast Market				6,679	1,650	10,229	6,650	99.6%

Midwest Market:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	89	725	426	100.0%
Pheasant Lake Estates	Beecher	IL	MH	160	112	613	613	96.4%
Pine Country	Belvidere	IL	RV	131	10	185	150	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	89.1%
Golf Vista Estates	Monee	IL	MH	144		497	497	80.7%
Indian Lakes	Batesville	IN	RV	545	104	1,058	612	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	99	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	221	100.0%
Lakeside RV	New Carlisle	IN	RV	13		89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	55	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	138	100.0%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	96.1%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	90.5%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	95.8%
Rosemount Woods	Rosemount	MN	MH	50	12	182	182	98.4%
Buena Vista	Fargo	ND	MH	76		399	399	74.9%
Meadow Park	Fargo	ND	MH	17		116	116	71.6%
Kenisee Lake	Jefferson	OH	RV	143	50	119	76	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	118	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	14	270	270	96.3%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	125	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	30	214	136	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	341	100.0%
Lakeland	Milton	WI	RV	107	5	682	426	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	93.9%
Plymouth Rock	Plymouth	WI	RV	133	40	610	419	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	193	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117		303	167	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	189	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	200	100.0%
Total Midwest Market				4,209	822	11,316	8,607	94.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	100.0%
Maple Grove	Boise	ID	MH	38		271	271	90.4%
Shenandoah Estates	Boise	ID	MH	24		153	153	100.0%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43		353	353	55.5%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	85.6%
Cabana	Las Vegas	NV	MH	37		263	263	99.2%
Flamingo West	Las Vegas	NV	MH	37		258	258	100.0%
Las Vegas	Las Vegas	NV	RV	11		217	21	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	78.5%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St George (g)	Hurricane	UT	RV	26	4	123	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	100.0%
Total Nevada, Utah and Idaho				473	4	3,288	2,969	90.2%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15		178	47	100.0%
Bend	Bend	OR	RV	289	116	351	47	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	100.0%
Pacific City	Cloverdale	OR	RV	105	50	307	29	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	98.9%
Portland Fairview	Fairview	OR	RV	30		407	245	100.0%
Quail Hollow (e)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	7	100.0%
Seaside	Seaside	OR	RV	80	7	251	45	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	22	100.0%
Mt. Hood Village	Welches	OR	RV	115		626	189	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	13	100.0%
Mount Vernon	Bow	WA	RV	311		251	25	100.0%
Chehalis	Chehalis	WA	RV	309		360	22	100.0%
Grandy Creek (g)	Concrete	WA	RV	63		179	—	—%
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (e)	La Conner	WA	RV	106		319	36	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	17	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	18	100.0%
Little Diamond	Newport	WA	RV	360	30	520	2	100.0%
Oceana	Ocean City	WA	RV	16	7	84	6	100.0%
Crescent Bar	Quincy	WA	RV	14		115	17	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/20	Total Number of Annual Sites as of 12/31/20	Annual Site Occupancy as of 12/31/20
Long Beach	Seaview	WA	RV	17	10	144	10	100.0%
Paradise RV	Silver Creek	WA	RV	60		214	4	100.0%
Total Northwest				2,503	273	6,242	1,535	99.9%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	305	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	63	100.0%
Colorado River	Columbus	TX	RV	218	51	132	25	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	488	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	120	301	83	100.0%
Lakewood	Harlingen	TX	RV	30		301	119	100.0%
Paradise Park	Harlingen	TX	RV	60		563	267	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84		1,027	369	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	209	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	72	100.0%
Paradise South	Mercedes	TX	RV	49		493	194	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	68	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	633	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	158	100.0%
Leisure World (c)	Weslaco	TX	RV	38		333	202	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	321	100.0%
Trails End RV (c)	Weslaco	TX	RV	43		362	271	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	33	100.0%
Lake Conroe	Willis	TX	RV	129	7	620	274	100.0%
Total Texas				2,729	737	9,890	4,154	100.0%
Grand Total All Markets				41,417	5,958	156,890	112,090	96.5%
____________________________________
(a)Acres are approximate. For certain Properties, the acres were estimated based on 10 Sites per acre.
(b)Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.
(c)Property acquired in 2020.
(d)Development asset acquired in 2020. It is not included in the property count as there are no sites and the property is not operational.
(e)Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).
(f)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.
(g)Property did not have annual Sites for 2020.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 16. Commitment and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2020, there were 292 holders of record for 182,230,631 outstanding shares of our common stock. Additionally, there were 10,479,194 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2020-3/31/2020	54,195	$73.12	None	None
4/1/2020-6/30/2020	—	$—	None	None
7/1/2020-9/30/2020	—	$—	None	None
10/1/2020-12/31/2020	—	$—	None	None
1/1/2020-12/31/2020	54,195	$73.12	None	None
(a) All shares were repurchased at the open market price and represent common stock surrendered to us to satisfy income tax withholding obligations due to the vesting of Restricted Share Grants. Certain of our executive officers and directors may from time to time adopt non-discretionary, written trading plans that comply with Securities and Exchange Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Securities and Exchange Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.
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
None.

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
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. See the COVID-19 Pandemic Update section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators such as rent collections and factors that we anticipate will inform our future decisions and actions. The current operating environment is changing rapidly. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
2020 Accomplishments
We continued our strong performance in 2020, as marked by these key operational and financial accomplishments:
•Placed health and safety of our employees first, which included introducing an emergency time-off program for our property employees that provides incremental pay for up to two weeks and providing a one-time property employee appreciation bonus of $0.7 million.
•Supported the safety of our property employees and customers by launching a new online check-in option for our RV guests.
•Launched a new learning component of our Diversity Equity and Inclusion initiative with monthly employee trainings with the goal of supporting the sense of belonging, awareness and connection at ELS.
•Added 1,058 expansion Sites, including 549 MH Sites, to our Core Portfolio (as defined below) during the year ended December 31, 2020.
•MH occupancy within our Core Portfolio increased by 293 Sites to 68,869 Sites as of December 31, 2020, with a weighted average occupancy of 95.2% for the year ended December 31, 2020 compared to 95.1% for the year ended December 31, 2019.
•Manufactured homeowners within our Core Portfolio increased by 345 to 64,945 as of December 31, 2020 compared to 64,600 as of December 31, 2019.
•MH and RV rental income within our Core Portfolio increased by 4.6% and 1.1%, respectively, compared to December 31, 2019.
•Core Portfolio generated full year growth of 2.9% in income from property operations, excluding deferrals and property management compared to 2019.
•Normalized Funds from Operations ("Normalized FFO") per common share on a fully diluted basis was $2.17, 3.9% higher than in December 31, 2019.
•Acquired one MH community, seven RV communities and one marina for $209.2 million.
•Invested $132.0 million to fund development activity, including the acquisition of land parcels and development assets.
•Raised our annual dividend to $1.370 per share in 2020, an increase of 11.8% compared to $1.225 per share in December 31, 2019.
•Originated secured debt with gross proceeds of $662.3 million with an average maturity of 12.0 years and a weighted average interest rate of 2.6%. We used these proceeds to repay debt of $414.9 million at a weighted average rate of 4.1% with a remaining weighted average maturity of 1.9 years. The remainder of the proceeds were used to repay the Line of Credit ("LOC") throughout the year.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust ("REIT") with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of properties ("Properties") consisting primarily of manufactured home ("MH") and recreational vehicle ("RV") communities. As of December 31, 2020, we owned or had an ownership interest in a portfolio of 422 Properties located throughout the United States and Canada containing 160,489 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 100 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value to our residents and guests as well as stockholders. Our business model is

Management's Discussion and Analysis (continued)
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
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 17% from 2021 to 2036. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographic will contribute to our future long-term customer pipeline. RV Industry Association ("RVIA") tracking of the RV industry showed that those under 45 years of age is the fastest growing segment of RV owners and has been for the past few years. The RVIA also completed a survey showing that RV purchase intent is strongest among Millennials, followed closely by Generation X. Millennials and Generation X combined represent over half of RV buyers. There is an increasing trend among these groups to adopt a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.
Approximately one quarter of our rental agreements on MH Sites contain rent increase provisions that are directly or indirectly connected to the published CPI statistics issued from June through September of the year prior to the increase effective date. Approximately two-thirds of these rental agreements are subject to a CPI floor of approximately 3.0% to 5.0%.
State and local rent control regulations affect 27 wholly-owned Properties, including 15 of our 49 California Properties, all 7 of our Delaware Properties, 1 of our 5 Massachusetts Properties, 1 of our 7 New York Properties, and 3 of our 10 Oregon Properties. These rent control regulations dictate rent increases and generally permit us to increase rates by a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance. These rate increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.

Management's Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2020
MH Sites	73,200
RV Sites:
Annual	30,800
Seasonal	10,700
Transient	14,500
Marina Slips	2,800
Membership (1)	24,800
Joint Ventures (2)	3,600
Total (3)	160,500
_____________________
(1)Primarily utilized to service the approximately 116,200 members. Includes approximately 6,000 Sites rented on an annual basis.
(2)Includes approximately 2,900 annual Sites, 500 seasonal Sites and 200 transient Sites.
(3)Total does not foot due to rounding.

Membership Sites are primarily utilized to service approximately 116,200 annual subscription members, including 19,400 free trial members added through our RV dealer program. The remaining 96,800 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2020, a TTC membership for a single geographic region required an annual payment of $599. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV communities, or (5) membership in discount travel programs. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.
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
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third-party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third-party lender programs have stringent underwriting criteria, sizable down payment requirements, short term loan amortization and high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to homebuyers at our Properties.
In 2017, the Federal Housing Finance Agency ("FHFA") published Fannie Mae's and Freddie Mac's Underserved Markets Plans for 2018-2020 (the "Plans") under the duty-to-serve provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The FHFA mandate requires Fannie Mae and Freddie Mac to serve three specific underserved markets, one of which is the manufactured housing sector. The Plans outline four duty-to-serve focus areas related to manufactured housing, including home purchase financing for customers placing manufactured homes in land lease communities. While this may have a positive impact on the ability of our customers to obtain chattel financing, the actual impact on us as well as the industry cannot be determined at this time. Additionally, the new administration may redefine the objectives of the Plans.
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

Management's Discussion and Analysis (continued)
and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Centers for Disease Control and Prevention ("CDC") and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. Our Properties are open to residents and customers, while some of the on-site amenities, including restaurants, pools and playgrounds remain closed subject to state and local guidelines. We are closely monitoring these guidelines and may limit transient reservations as necessary and appropriate.
With consideration for the hardship our residents and customers might have experienced as a result of COVID-19 and in response to certain regulatory guidelines, during the second quarter of 2020, we offered a rent deferral program, waived late fees and RV cancellation fees, allowed extended stays for Thousand Trails members as a result of shelter-in-place orders and suspended eviction proceedings. Most of these measures were discontinued during the third quarter of 2020 as certain COVID-19 restrictions were lifted with the exception of eviction moratorium, which continues to be in place into 2021 pursuant to CDC orders and state and local moratoria restrictions. We also resumed mailing 2020 MH rent increase notices in June 2020 that were temporarily suspended. As of January 22, 2021, we sent 2021 rent increase notices to 60% of our MH residents and we set RV annual rates for the 2021 season for 100% of our annual sites.
In response to COVID-19, we introduced an emergency time-off program for our property employees that provides incremental pay for up to two weeks and rewarded them with additional personal days. In addition, we also provided a one-time property employee appreciation bonus of $0.9 million during the quarter ended June 30, 2020. To further support the safety of our property employees and customers, we launched a new online check-in option for our RV guests. Employees in our corporate and regional offices are both returning to their work locations and working remotely. We are continuing to keep our focus on employee safety and our ability to adapt to changing demands and local, federal and CDC guidelines.
The primary financial statement impact from the COVID-19 pandemic has been a reduction of transient RV rental income. During the year ended December 31, 2020, we recognized $53.0 million of transient RV rental income in our Core Portfolio, a decrease of $4.6 million, or 8.0%, compared to $57.6 million for the same period in 2019. Transient RV rental income was trending favorably in January and February prior to the outbreak of COVID-19. Between March and July, transient RV rental income declined compared to the same period in 2019, primarily resulting from cancellations, declines in RV reservations and temporary site closures due to COVID-19 restrictions. As restrictions were eased between August and December, the demand for RV sites was strong resulting in an increase in transient income compared to the same period in 2019, particularly in the months of September and October. To a lesser extent, the travel restrictions resulting from COVID-19, particularly the closure of the Canadian border, also led to a reduction of seasonal RV rental income. During the year ended December 31, 2020, we recognized $39.8 million of seasonal RV rental income in our Core Portfolio, a decrease of $1.5 million, or 3.7%, compared to $41.3 million for the same period in 2019.
TTC membership sales continued to see positive demand as COVID-19 restrictions were lifted. For the year ended December 31, 2020, TTC sales volume increased 6.9% compared to the same period in 2019, and our RV Dealer activations increased 5.9% compared to the same period in 2019. Upgrade sales volume increased 15.6% compared to 2019, with approximately 3,400 membership upgrades sold during the year ended December 31, 2020.
We continue to closely monitor cash collections as a leading indicator of the performance of our business. We have not experienced a significant change in the overall collection rates from our customers for the year ended December 31, 2020, as compared to previous years. As of January 22, 2021, the total collection rates from our MH and RV Annuals for the quarter ended December 31, 2020 were 98% and 99%, respectively. We continue to follow various state and local guidelines related to rent collections and eviction proceedings.
We attribute the solid performance of our business, as shown by our cash collection activity and increases in home sales and occupancy, to the fundamentals of our business model. Our residents and customers have made an investment in a housing unit that is placed on land leased from us. In addition, there is continued demand for our properties. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the rapidly evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders.

Management's Discussion and Analysis (continued)
Results Overview
For the year ended December 31, 2020, net income available for Common Stockholders decreased $50.8 million, or $0.29 per fully diluted Common Share, to $228.3 million, or $1.25 per fully diluted Common Share, compared to $279.1 million, or $1.54 per fully diluted Common Share, for the same period in 2019. The financial results for 2019 included a gain of $52.5 million on the sale of five all-age MH communities. For the year ended December 31, 2020, FFO available for Common Stock and OP Unit holders increased $0.4 million, to $406.4 million, or $2.11 per fully diluted Common Share, compared to $406.0 million, or $2.11 per fully diluted Common Share, for the same period in 2019. For the year ended December 31, 2020, Normalized FFO available for Common Stock and OP Unit holders increased $16.9 million, or $0.08 per fully diluted Common Share, to $418.7 million, or $2.17 per fully diluted Common Share, compared to $401.8 million, or $2.09 per fully diluted Common Share, for the same period in 2019.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2020 and 2019 includes all Properties acquired prior to December 31, 2018 that we have owned and operated continuously since January 1, 2019. For the year ended December 31, 2020, property operating revenues in our Core Portfolio, excluding deferrals, increased 3.9% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 5.3%, from the year ended December 31, 2019, resulting in an increase in income from property operations, excluding deferrals and property management, of 2.9%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.2% for the year ended December 31, 2020, compared to 95.1% for the same period in 2019. For the year ended December 31, 2020, our Core Portfolio occupancy increased by 293 sites with an increase in homeowner occupancy of 345 sites. In addition to higher occupancy, we have experienced rental rate increases during the year ended December 31, 2020, contributing to a growth of 4.1% in MH rental income compared to the same period in 2019.
RV rental income in our Core Portfolio for the year ended December 31, 2020 was 1.1% higher than the same period in 2019. Annual revenues increased 5.6% and seasonal and transient revenue decreased 3.7% and 8.0%, respectively, for the year ended December 31, 2020. The decrease in seasonal rental income was largely driven by a decrease in the fourth quarter due to the closure of the Canadian border as a result of COVID-19. The decrease in transient rental income for the year ended December 31, 2020 was largely due to cancellations, declines in reservations and temporary site closures during the second quarter of 2020 due to COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the year ended December 31, 2020, annual membership subscriptions revenue increased 4.1% over the same period in 2019. We sold 20,587 TTC memberships during the year ended December 31, 2020, representing a 6.9% increase in sales volume compared to the same period in 2019. For the year ended December 31, 2020, membership upgrade sales increased $2.6 million compared to the same period in 2019, driven by approximately 3,400 membership upgrade sales during the year ended December 31, 2020, representing an increase of 15.6% in sales volume. In addition, we activated 23,542 TTC memberships through our RV dealer program for the year ended December 31, 2020.
The following table provides additional details regarding our TTC memberships for the past five years:

	2020	2019	2018	2017	2016
TTC Origination	44,129	41,484	37,528	31,618	29,576
TTC Sales	20,587	19,267	17,194	14,128	12,856
RV Dealer TTC Activations	23,542	22,217	20,334	17,490	16,720

We continue to build on our successful multi-channel marketing campaigns, incorporating social media and advanced marketing analytics. In 2020, we increased our social media fan base to over 750,000. Our customers are increasingly choosing self-service options to complete their transactions with us. Our Core RV transient revenue booked through our website increased 46.8% and our online sales of TTC memberships increased 32.1% compared to the year ended December 31, 2019.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 644 new home sales during the year ended December 31, 2020 compared to 496 new home sales during the year ended December 31, 2019. The increases in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale.

Management's Discussion and Analysis (continued)
As of December 31, 2020, we had 3,924 occupied rental homes in our Core MH communities, including 298 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $31.0 million for the year ended December 31, 2020 and $29.8 million for the year ended December 31, 2019. Approximately $31.4 million and $31.2 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the years ended December 31, 2020 and December 31, 2019, respectively.
Our gross investment in real estate increased $417.4 million to $6,160.4 million as of December 31, 2020 from $5,743.0 million as of December 31, 2019, primarily due to new acquisitions as well as capital improvements during the year ended December 31, 2020.
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2019 through December 31, 2020 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2019 (1) (2)				155,400
Acquisition Properties:
Drummer Boy Camping Resort	Gettysburg, Pennsylvania	RV	March 25, 2019	465
Lake of the Woods Campground	Wautoma, Wisconsin	RV	March 25, 2019	303
Round Top RV Campground	Gettysburg, Pennsylvania	RV	April 10, 2019	391
White Oak Shores Camping and RV Resort	Stella, North Carolina	RV	May 29, 2019	455
Marina Dunes RV Park	Marina, California	RV	October 15, 2020	96
Acorn Campground	Green Creek, New Jersey	RV	October 16, 2020	323
Dolce Vita at Superstition Mountain	Apache Junction, Arizona	MH	December 8, 2020	484
Leisure World RV Resort	Weslaco, Texas	RV	December 9, 2020	333
Trails End RV Resort	Weslaco, Texas	RV	December 9, 2020	362
Meridian RV Resort	Apache Junction, Arizona	RV	December 14, 2020	264
Harbor Point RV Community	Sneads Ferry, North Carolina	RV	December 16, 2020	203
Topsail Sound RV Park	Holly Ridge, North Carolina	RV	December 17, 2020	230
Marker 1 Marina	Dunedin, Florida	Marina	December 30, 2020	477

Expansion Site Development:
Sites added (reconfigured) in 2019				891
Sites added (reconfigured) in 2020 (3)				1,202

Dispositions:
Hoosier Estates	Lebanon, Indiana	MH	January 23, 2019	(288)
Lake in the Hills	Auburn Hills, Michigan	MH	January 23, 2019	(238)
North Glen Village	Westfield, Indiana	MH	January 23, 2019	(282)
Oak Tree Village	Portage, Indiana	MH	January 23, 2019	(361)
Swan Creek	Ypsilanti, Michigan	MH	January 23, 2019	(294)
Total Sites as of December 31, 2020 (2)				160,500
_____________________
(1)    Includes the marina slips from the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida.
(2)    Sites are approximate.
(3)    Includes 144 Sites added to our Non-Core Portfolio.

Management's Discussion and Analysis (continued)
Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding six Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue (1)
Florida	60,670	142	38.7%	44.3%
Northeast	20,720	56	13.2%	11.0%
Arizona	17,313	42	11.0%	9.5%
California	13,777	49	8.8%	12.9%
Midwest	11,316	30	7.2%	5.5%
Southeast	10,229	29	6.5%	4.8%
Texas	9,890	19	6.3%	2.9%
Northwest	6,242	25	4.0%	3.2%
Colorado	3,445	10	2.2%	3.4%
Other	3,288	14	2.1%	2.5%
Total	156,890	416	100.0%	100.0%
_____________________
(1)Excludes the impact of GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions as well as approximately $9.3 million of property operating revenue not allocated to Properties, which consists primarily of membership upgrade sales.

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

Management's Discussion and Analysis (continued)
expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. For comparative purposes, we present bad debt expense within Property operating, maintenance and real estate taxes in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated during all of 2019 and 2020. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2019 and 2020. This includes, but is not limited to, four properties and the marinas acquired and five properties sold during 2019 and nine properties acquired during 2020.
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
We define Normalized FFO as FFO excluding non-operating income and expense items such as gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2020, 2019 and 2018:

	Total Portfolio
(amounts in thousands)	2020	2019	2018
Computation of Income from Property Operations:
Net income available for Common Stockholders	$228,268	$279,123	$212,596
Redeemable preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	13,132	16,783	13,774
Equity in income of unconsolidated joint ventures	(5,399)	(8,755)	(4,939)
Income before equity in income of unconsolidated joint ventures	236,017	287,167	221,447
Gain on sale of real estate, net	—	(52,507)	—
Total other expenses, net	299,351	279,633	264,073
Loss from home sales operations and other	3,046	1,349	1,922
Income from property operations	$538,414	$515,642	$487,442
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2020, 2019 and 2018:

(amounts in thousands)	2020	2019	2018
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$228,268	$279,123	$212,596
Income allocated to non-controlling interests – Common OP Units	13,132	16,783	13,774
Membership upgrade sales upfront payments, deferred, net	12,062	10,451	7,380
Membership sales commissions, deferred, net	(1,660)	(1,219)	(813)
Depreciation and amortization	155,131	152,110	137,209
Depreciation on unconsolidated joint ventures	727	1,223	1,816
Gain on unconsolidated joint ventures	(1,229)	—	—
Gain on sale of real estate, net	—	(52,507)	—
FFO available for Common Stock and OP Unit holders	406,431	405,964	371,962
Early debt retirement	10,786	2,085	1,071
Insurance proceeds due to catastrophic weather event and other, net (1)	—	(6,205)	(5,125)
COVID-19 expenses (2)	1,446	—	—
Normalized FFO available for Common Stock and OP Unit holders	$418,663	$401,844	$367,908
Weighted average Common Shares outstanding—Fully Diluted	192,555	191,995	190,110
(1)Represents insurance recovery revenue from reimbursement of capital expenditures related to Hurricane Irma. Additionally, there was $1.6 million related to the settlement of a previously disclosed civil investigation by certain California district attorneys for the year ended December 31, 2018.
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

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019. For the comparison of our results of operations for the years ended December 31, 2019 and December 31, 2018 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
MH base rental income (1)	$572,222	$547,188	$25,034	4.6%	$572,673	$547,633	$25,040	4.6%
Rental home income (1)	16,427	14,840	1,587	10.7%	16,438	14,934	1,504	10.1%
RV and marina base rental income (1)(2)	263,147	260,238	2,909	1.1%	287,835	269,909	17,926	6.6%
Annual membership subscriptions	53,033	51,015	2,018	4.0%	53,085	51,015	2,070	4.1%
Membership upgrades sales current period, gross	21,739	19,111	2,628	13.8%	21,739	19,111	2,628	13.8%
Utility and other income (1)	97,284	92,846	4,438	4.8%	99,702	93,987	5,715	6.1%
Property operating revenues, excluding deferrals	1,023,852	985,238	38,614	3.9%	1,051,472	996,589	54,883	5.5%

Property operating and maintenance (1)(3)	344,678	327,099	17,579	5.4%	355,291	331,682	23,609	7.1%
Real estate taxes	63,524	61,498	2,026	3.3%	66,120	62,338	3,782	6.1%
Rental home operating and maintenance	5,929	5,576	353	6.3%	5,946	5,603	343	6.1%
Sales and marketing, gross	17,331	15,580	1,751	11.2%	17,332	15,583	1,749	11.2%
Property operating expenses, excluding deferrals and property management	431,462	409,753	21,709	5.3%	444,689	415,206	29,483	7.1%
Income from property operations, excluding deferrals and property management (4)	592,390	575,485	16,905	2.9%	606,783	581,383	25,400	4.4%
Property management	57,967	56,509	1,458	2.6%	57,967	56,509	1,458	2.6%
Income from property operations, excluding deferrals (4)	534,423	518,976	15,447	3.0%	548,816	524,874	23,942	4.6%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	10,402	9,232	1,170	12.7%	10,402	9,232	1,170	12.7%
Income from property operations (4)	$524,021	$509,744	$14,277	2.8%	$538,414	$515,642	$22,772	4.4%
_____________________
(1)    Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Property operating and maintenance expense in this table.
(2)    Marina rental income has been included in our Non-Core Portfolio since the acquisition of the remaining interest in a joint venture investment of 11 marinas in Florida occurred on September 10, 2019.
(3)    Includes bad debt expense for all periods presented.
(4)     See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
Total portfolio income from property operations for 2020 increased $22.8 million, or 4.4%, from 2019, driven by an increase of $14.3 million, or 2.8%, from our Core Portfolio and an increase of $8.5 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily resulting from higher MH base rental income. The increase in income from property operations from our None-Core Portfolio was attributed to income from properties acquired throughout 2019 and 2020.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2020 increased $25.0 million, or 4.6%, from 2019, which reflects 4.1% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $695 in 2020 from approximately $668 in 2019. The average occupancy in our Core Portfolio increased to 95.2% in 2020 from 95.1% in 2019.
RV base rental income in our Core Portfolio for 2020 increased $2.9 million, or 1.1%, from 2019. The increase was primarily due to higher annual rental income, driven by growth from rate increases, partially offset by decreases in seasonal and

Management's Discussion and Analysis (continued)
transient rental income. Seasonal rental income decreased mostly during the fourth quarter of 2020, driven by the closure of the Canadian border due to COVID-19. The decline in transient RV rental income was primarily due to cancellations, declines in RV reservations and temporary site closures during the second quarter of 2020 as a result of shelter-in-place orders. RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Annual	$170,397	$161,364	$9,033	5.6%	$192,237	$168,976	$23,261	13.8%
Seasonal	39,765	41,295	(1,530)	(3.7)%	39,959	41,474	(1,515)	(3.7)%
Transient	52,985	57,579	(4,594)	(8.0)%	55,639	59,459	(3,820)	(6.4)%
RV and marina base rental income (1)	$263,147	$260,238	$2,909	1.1%	$287,835	$269,909	$17,926	6.6%
_____________________
(1)    Marina rental income has been included in our Non-Core Portfolio following the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida on September 10, 2019.
Utility and other income in our Core Portfolio for 2020 increased $4.4 million, or 4.8%, from 2019. The increase was primarily due to higher pass-through income of $3.4 million and higher utility income of $2.3 million, partially offset by a decrease in other property income of $1.3 million. The increase in pass-through income was driven by increases in real estate taxes in Florida. The decrease in other property income was primarily due to suspension of late fees and RV cancellation fees as a result of COVID-19.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2020 increased $21.7 million, or 5.3%, from 2019, primarily due to increases in property operating and maintenance expenses of $17.6 million and real estate taxes of $2.0 million. Property operating and maintenance expenses were higher in 2020, primarily due to costs associated with electric, sewer and water distribution system repairs of approximately $5.8 million, cleanup expenses following Hurricanes Hanna and Isaias of $3.0 million and costs of $1.0 million for cleaning and safety protocols related to COVID-19. Additionally, bad debt expense was $3.1 million higher as a result of delayed resolution of eviction proceedings due to temporary eviction moratoriums due to COVID-19. Property taxes in 2020 were higher due to real estate tax increases in Florida.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2020	2019	Variance	% Change
Gross revenue from new home sales (1)	$40,402	$27,434	$12,968	47.3%
Cost of new home sales (1)	39,236	26,381	12,855	48.7%
Gross profit from new home sales	1,166	1,053	113	10.7%

Gross revenue from used home sales	5,293	7,221	(1,928)	(26.7)%
Cost of used home sales	6,993	8,715	(1,722)	(19.8)%
Loss from used home sales	(1,700)	(1,494)	(206)	(13.8)%

Brokered resale revenue and ancillary services revenue, net	2,060	3,493	(1,433)	(41.0)%
Home selling expenses	4,572	4,401	171	3.9%
Loss from home sales and other operations	$(3,046)	$(1,349)	$(1,697)	(125.8)%
Home sales volumes:
New home sales (2)	644	496	148	29.8%
New Home Sales Volume - ECHO JV	51	65	(14)	(21.5)%
Used home sales	546	827	(281)	(34.0)%
Brokered home resales	580	868	(288)	(33.2)%
__________________________
(1)New home sales gross revenue and costs of new home sales did not include the revenue and costs associated with our ECHO JV.
(2)Total new home sales volume included home sales from our ECHO JV.
Loss from home sales and other operations was $3.0 million for 2020, an increase of $1.7 million compared to 2019. The increase in loss from home sales and other operations was driven by lower brokered resale revenue and ancillary services revenues, net, primarily due to reduced capacity at restaurants, stores and activities in 2020 across the portfolio as a result of COVID-19.

Management's Discussion and Analysis (continued)
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2020	2019	Variance	% Change
Rental operations revenue (1)	$47,874	$46,037	$1,837	4.0%
Rental home operating and maintenance	5,929	5,576	353	6.3%
Income from rental operations	41,945	40,461	1,484	3.7%
Depreciation on rental homes (2)	10,896	10,636	260	2.4%
Income from rental operations, net of depreciation	$31,049	$29,825	$1,224	4.1%

Gross investment in new manufactured home rental units (3)	$231,070	$231,573	$(503)	(0.2)%
Gross investment in used manufactured home rental units	$15,495	$21,158	$(5,663)	(26.8)%

Net investment in new manufactured home rental units	$191,097	$200,300	$(9,203)	(4.6)%
Net investment in used manufactured home rental units	$6,423	$13,473	$(7,050)	(52.3)%

Number of occupied rentals – new, end of period (4)	3,357	3,184	173	5.4%
Number of occupied rentals—used, end of period	567	792	(225)	(28.4)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $31.4 million and $31.2 million for the years ended December 31, 2020 and December 31, 2019, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis did not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.4 million and $16.9 million at December 31, 2020 and December 31, 2019, respectively.
(4)Includes 298 and 289 homes rented through our ECHO JV in 2020 and 2019, respectively.
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2020	2019	Variance	% Change
Depreciation and amortization	$(155,131)	$(152,110)	$(3,021)	(2.0)%
Interest income	7,154	7,207	(53)	(0.7)%
Income from other investments, net	4,026	9,528	(5,502)	(57.7)%
General and administrative	(39,276)	(35,679)	(3,597)	(10.1)%
Other expenses	(2,567)	(2,865)	298	10.4%
Early debt retirement	(10,786)	(1,491)	(9,295)	(623.4)%
Interest and related amortization	(102,771)	(104,223)	1,452	1.4%
Total other income and expenses, net	$(299,351)	$(279,633)	$(19,718)	(7.1)%

Total other income and expenses, net increased $19.7 million in 2020 compared to 2019, primarily due to early debt retirement costs, lower income from other investments, net, higher general and administrative costs and higher depreciation and amortization expenses. The early debt retirement costs were a result of the repayment of our secured loans that were scheduled to mature in 2020 and 2021 and the termination of our interest rate swap agreement. The decrease in income from other investments, net was primarily due to reimbursement of capital expenditures related to Hurricane Irma received in 2019.
Gain on Sale of Real Estate, Net
On January 23, 2019, we closed on the sale of five all-age MH communities located in Indiana and Michigan, collectively containing 1,463 sites, for $89.7 million. We recognized a gain on sale of these Properties of $52.5 million during the first quarter of 2019.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased $3.4 million in 2020 compared to 2019, primarily due to a decrease in income recognized from distributions from our unconsolidated joint ventures as we acquired the remaining interest in the Loggerhead joint venture in the third quarter of 2019.

Management's Discussion and Analysis (continued)
Subsequent Events
In January and February 2021, we completed the acquisitions of:
•Okeechobee KOA Resort, a 740 site RV community located in Okeechobee, Florida for a purchase price of $42.2 million, which was funded with the LOC.
•11 marinas, containing 3,986 slips and 181 RV sites located in Florida, North Carolina, South Carolina, Kentucky and Ohio. The purchase price of these properties was $266.4 million, which was funded with proceeds from the term loan that we entered into in February 2021. For additional information on the term loan, see Liquidity and Capital Resources section below.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured LOC and proceeds from issuance of equity and debt securities.
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
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. When investing capital, we consider all potential uses, including returning capital to our stockholders or the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, alternative opportunistic capital uses and capital requirements. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term low-cost secured debt continues to be our focus. The result of our 2020 efforts included a reduction of our weighted average rate for our secured debt from 4.24% to 3.72%. Additionally, as of December 31, 2020, 28.1% of our outstanding debt is fully amortizing.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings, including our existing LOC, and the issuance of debt securities or the issuance of equity, including under our ATM equity offering program.
During the year ended December 31, 2020, we closed on financing transactions with Fannie Mae generating gross proceeds of $275.4 million and $386.9 million. The net proceeds from these transactions were primarily used to repay our unsecured term loan of $200.0 million, including termination of the associated interest rate swap, LOC activity and secured loans of $214.9 million, as well as to fund working capital. For information regarding our debt activities and related borrowing arrangements, see Item 8. Financial Statements—Note 9. Borrowing Arrangements. For information regarding our interest rate swap, see Item 8. Financial Statements—Note 10. Derivative Instruments and Hedging.
Total secured debt encumbered a total of 116 of our Properties as of December 31, 2020 and December 31, 2019, and the gross carrying value of such Properties was approximately $2,580.9 million and $2,524.7 million, as of December 31, 2020 and December 31, 2019, respectively.
On April 28, 2020, our stockholders approved an amendment to our charter that increased the number of shares of common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares. As of December 31, 2020, we have available liquidity in the form of approximately 417.8 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.

Management's Discussion and Analysis (continued)
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program, which allows us to sell, from time-to-time, shares of our common stock, having an aggregate offering price of up to $200.0 million. As of December 31, 2020, we have $200.0 million of common stock available for issuance under our ATM equity program.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2020, our LOC had a borrowing capacity of $178.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, carries an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021. We also utilize interest rate swaps, as needed, to add stability to our interest expense and to manage our exposure to interest rate movements.
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
On February 5, 2021, we entered into a term loan agreement with Wells Fargo Bank, National Association, as the administrative agent, pursuant to which we have entered into a $300.0 million senior unsecured term loan. The maturity date is October 27, 2021, and this term can be extended an additional three months, subject to certain conditions. The term loan bears interest at a rate of LIBOR plus 1.45%. We incurred commitment and arrangement fees of approximately $1.1 million.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2020	2019	2018
Net cash provided by operating activities	$466,537	$443,520	$414,084
Net cash used in investing activities	(450,379)	(352,089)	(398,065)
Net cash (used in) provided by financing activities	(20,958)	(131,545)	17,324
Net increase (decrease) in cash and restricted cash	$(4,800)	$(40,114)	$33,343

Operating Activities
Net cash provided by operating activities increased $23.0 million to $466.5 million for the year ended December 31, 2020 from $443.5 million for the year ended December 31, 2019. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $22.8 million in 2020 compared to 2019.
Investing Activities
Net cash used in investing activities increased $98.3 million to $450.4 million for the year ended December 31, 2020 from $352.1 million for the year ended December 31, 2019. The increase in net cash used in investing activities was primarily due to proceeds of $77.7 million received in 2019 for the sale of real estate. Additionally, there was an increase spending on acquisitions of $53.7 million and a decrease in insurance proceeds received of $8.1 million in 2020 compared to 2019. These increases in net cash used in investing activities were partially offset by a decrease in capital improvement spending of $40.9 million.

Management's Discussion and Analysis (continued)
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2020	2019	2018
Recurring capital expenditures (1)	$59,989	$52,159	$44,829
Property upgrades and development (2)	93,139	59,324	46,161
New home investments (3) (4)	57,456	138,740	84,195
Used home investments (4)	2,159	2,904	3,412
Total property improvements	212,743	253,127	178,597
Corporate	4,339	4,866	3,025
Total capital improvements	$217,082	$257,993	$181,622
_____________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Includes $3.2 million of restoration and improvement capital expenditures related to Hurricane Hanna for the year ended December 31, 2020. Includes $2.5 million of restoration and improvement capital expenditures related to Hurricane Irma for the year ended December 31, 2019.
(3)Excludes new home investments associated with our ECHO JV.
(4)Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities decreased $110.5 million to $21.0 million for the year ended December 31, 2020 from $131.5 million for the year ended December 31, 2019. The decrease in net cash used in financing activities was primarily due to an increase in net financing proceeds of $315.1 million, partially offset by a decrease in proceeds on the LOC of $98.0 million, proceeds received in 2019 from the sale of common stock under our ATM equity program of $59.3 million, increased dividend distributions of $27.7 million, and increased debt issuance and defeasance costs of $15.7 million.
Contractual Obligations
As of December 31, 2020, we were subject to certain contractual payment obligations as described in the following table:

(amounts in thousands)	Total (1)	2021	2022	2023	2024	2025	Thereafter
Long Term Borrowings (2)	$2,472,210	$53,611	$194,414	$141,795	$60,856	$138,043	$1,883,491
Interest Expense (3)	890,675	94,022	88,861	80,552	75,979	71,168	480,093
LOC Maintenance Fee (4)	498	498	—	—	—	—	—
Ground Leases (5)	9,578	1,960	1,490	545	545	545	4,493
Office and Other Leases	9,768	3,209	1,531	1,240	897	766	2,125
Total Contractual Obligations	$3,382,729	$153,300	$286,296	$224,132	$138,277	$210,522	$2,370,202
Weighted average interest rates - Long Term Borrowings	3.74%	3.85%	3.81%	3.75%	3.71%	3.69%	3.71%
_____________________
(1)We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
(2)Balances exclude note premiums of $0.7 million and unamortized deferred financing costs of $27.9 million. Balances represent debt maturing and scheduled periodic payments on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2020.
(4)As of December 31, 2020, assumes we will not exercise our one-year extension option on October 27, 2021 and assumes we will maintain our current leverage ratios as defined by the LOC.
(5)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054. We operate and manage Westwinds and Nicholson Plaza located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Minimum future rental payments for these Properties in 2021 and 2022 are approximately $1.4 million and $0.9 million, respectively.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2020, approximately 28.1% of our outstanding debt is fully amortizing.

Management's Discussion and Analysis (continued)
Westwinds
The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Westwinds provides affordable, rent-controlled homes to numerous residents, including families with children and residents over 65 years of age. For the year ended December 31, 2020, Westwinds and Nicholson Plaza generated approximately $5.8 million of net operating income.
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholson's motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The Nicholson's claim that the Operating Partnership is required to indemnify the Nicholsons for legal fees with respect to the claims brought by third parties in the Superior Court litigation is proceeding in the arbitration.
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
Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, rental rates for our annual RV and marina Sites are established on an annual basis. Our membership subscriptions generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 23.1% of our dues are frozen.

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
The primary market risk related to our long-term indebtedness is our ability to refinance maturing debt. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2022 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2020, we did not have any short-term, secured debt outstanding. In addition, 28.1% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates. For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding secured debt would decrease by approximately $295.8 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $336.8 million. However, if interest rates were to increase or decrease by 1.0%, there would be no effect on our interest expense or cash flows as all of our outstanding debt has fixed interest rates.

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
•our ability to manage counterparty risk;
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2020.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, as stated in its report on Page F-4.

Item 9B. Other Information
None.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2021 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	57,590	$47.96	5,513,458
Equity compensation plans not approved by security holders (2)	N/A	N/A	743,194
Total	57,590	$47.96	6,256,652
_____________________
(1)Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the "2014 Plan").
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
The information required by Item 403 of Regulation S-K "Security Ownership of Certain Beneficial Owners and Management" required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2021 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2021 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits, Financial Statements Schedules

1.Financial Statements
    See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

2.Financial Statement Schedule
    See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

3.Exhibits:

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

3.1(a)	Articles of Amendment and Restatement of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(b)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective November 26, 2013

3.3(c)	Second Amended and Restated Bylaws effective August 8, 2007

3.4(d)	First Amendment to Second Amended and Restated Bylaws, effective as of February 27, 2018

3.5(e)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective May 2, 2019

3.6(f)	Form of Articles Supplementary for Preferred Stock

3.7(g)	Second Amendment to Second Amended and Restated Bylaws, effective as of February 28, 2020

3.8(h)	Articles of Amendment of Equity Lifestyle Properties, Inc, effective May 4, 2020

4.1(i)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(j)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(k)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(l)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4*	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2018

10.5(m)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.6(n)	Amended and Restated Equity Lifestyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.7(o)	Form of Indemnification Agreement

10.8(p)
Second Amended and Restated Credit Agreement, dated as of October 27, 2017, by and among MHC Operating Limited Partnership, as Borrower, Equity Lifestyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein

10.10(p)	Second Amended and Restated Guaranty dated as of October 27, 2017 by Equity Lifestyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(q)	Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Goldman Sachs & Co., LLC

10.12(q)	Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and BofA Securities

10.13(q)	Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and SunTrust Robinson Humphrey, Inc

10.14(q)	Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Wells Fargo Securities, LLC

10.15(q)	Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and Morgan Stanley & Co., LLC

10.16(r)	Form of Restricted Share Award Agreement for the Plan

10.17(r)	Form of Option Award Agreement for the Plan

14*	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 27, 2020

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 8-K dated May 22, 2007
(b)Included as an exhibit to our Report on Form 8-K dated November 26, 2013
(c)Included as an exhibit to our Report on Form 8-K dated August 10, 2007
(d)Included as an exhibit to our Report on Form 8-K dated February 27, 2018
(e)Included as an exhibit to our Report on Form 8-K dated May 2, 2019
(f)Included as an exhibit to our Report on Form 8-K dated February 19, 2020
(g)Included as an exhibit to our Report on Form 8-K dated February 28, 2020
(h)Included as an exhibit to our Report on Form 8-K dated April 28, 2020
(i)Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014
(j)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996

(k)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005
(l)Included as an exhibit to our Report on Form 8-K dated January 2, 2014
(m)Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014
(n)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016
(o)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006
(p)Included as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2017
(q)Form of Agreement included as an exhibit to our Report on Form 8-K dated July 30, 2020
(r)Included as an exhibit to our Report on Form 8-K dated May 13, 2014

*    Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 22, 2021	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2021	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 22, 2021	By:	/s/ VALERIE HENRY
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Paul Seavey

/s/ VALERIE HENRY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Valerie Henry

/s/ SAMUEL ZELL	Chairman of the Board	February 22, 2021
Samuel Zell

/s/ THOMAS HENEGHAN	Vice-Chairman of the Board	February 22, 2021
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 22, 2021
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 22, 2021
Derrick Burks

/s/ PHILIP CALIAN	Director	February 22, 2021
Philip Calian

/s/ DAVID CONTIS	Director	February 22, 2021
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 22, 2021
Constance Freedman

/s/ TAO HUANG	Director	February 22, 2021
Tao Huang

/s/ SCOTT PEPPET	Director	February 22, 2021
Scott Peppet

/s/ SHELI ROSENBERG	Director	February 22, 2021
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

Valuation of Investment in Real Estate
Description of the Matter	At December 31, 2020, the Company’s net consolidated investment in real estate totaled $4.2 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2021

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data (adjusted for stock split))

	As of December 31, 2020	As of December 31, 2019
Assets
Investment in real estate:
Land	$1,676,636	$1,525,407
Land improvements	3,543,479	3,336,070
Buildings and other depreciable property	940,311	881,572
	6,160,426	5,743,049
Accumulated depreciation	(1,924,585)	(1,776,224)
Net investment in real estate	4,235,841	3,966,825
Cash and restricted cash	24,060	28,860
Notes receivable, net	35,844	37,558
Investment in unconsolidated joint ventures	19,726	20,074
Deferred commission expense	42,472	41,149
Other assets, net	61,026	56,809
Total Assets	$4,418,969	$4,151,275
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,444,930	$2,049,509
Term loan, net	—	198,949
Unsecured line of credit	222,000	160,000
Accounts payable and other liabilities	129,666	124,665
Deferred revenue – upfront payments from membership upgrade sales	138,878	126,814
Deferred revenue – annual membership subscriptions	11,814	10,599
Accrued interest payable	8,336	8,639
Rents and other customer payments received in advance and security deposits	92,587	91,234
Distributions payable	66,003	58,978
Total Liabilities	3,114,214	2,829,387
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and 400,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 182,230,631 and 182,089,595 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	1,813	1,812
Paid-in capital	1,411,397	1,402,696
Distributions in excess of accumulated earnings	(179,523)	(154,318)
Accumulated other comprehensive income (loss)	—	(380)
Total Stockholders’ Equity	1,233,687	1,249,810
Non-controlling interests – Common OP Units	71,068	72,078
Total Equity	1,304,755	1,321,888
Total Liabilities and Equity	$4,418,969	$4,151,275
The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$923,743	$879,635	$821,114
Annual membership subscriptions	53,085	51,015	47,778
Membership upgrade sales current period, gross	21,739	19,111	15,191
Membership upgrade sales upfront payments, deferred, net	(12,062)	(10,451)	(7,380)
Other income	46,008	43,063	51,935
Gross revenues from home sales	45,695	34,655	36,064
Brokered resale and ancillary services revenues, net	2,060	3,493	3,584
Interest income	7,154	7,207	7,525
Income from other investments, net	4,026	9,528	10,842
Total revenues	1,091,448	1,037,256	986,653
Expenses:
Property operating and maintenance	354,340	333,520	319,839
Real estate taxes	66,120	62,338	55,892
Sales and marketing, gross	17,332	15,583	12,542
Membership sales commissions, deferred, net	(1,660)	(1,219)	(813)
Property management	57,967	56,509	53,736
Depreciation and amortization	155,131	152,110	137,209
Cost of home sales	46,229	35,096	37,475
Home selling expenses	4,572	4,401	4,095
General and administrative	39,276	35,679	37,684
Other expenses	2,567	2,865	1,483
Early debt retirement	10,786	1,491	1,071
Interest and related amortization	102,771	104,223	104,993
Total expenses	855,431	802,596	765,206
Gain on sale of real estate, net	—	52,507	—
Income before equity in income of unconsolidated joint ventures	236,017	287,167	221,447
Equity in income of unconsolidated joint ventures	5,399	8,755	4,939
Consolidated net income	241,416	295,922	226,386

Income allocated to non-controlling interests – Common OP Units	(13,132)	(16,783)	(13,774)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$228,268	$279,123	$212,596

Consolidated net income	$241,416	$295,922	$226,386
Other comprehensive income (loss):
Adjustment for fair market value of swap	380	(2,679)	1,357
Consolidated comprehensive income	241,796	293,243	227,743
Comprehensive income allocated to non-controlling interests – Common OP Units	(13,154)	(16,633)	(13,861)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$228,626	$276,594	$213,866

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2020	2019	2018

Earnings per Common Share – Basic	$1.26	$1.54	$1.19

Earnings per Common Share – Fully Diluted	$1.25	$1.54	$1.19

Weighted average Common Shares outstanding – Basic	181,828	180,805	177,928
Weighted average Common Shares outstanding – Fully Diluted	192,555	191,995	190,110

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands; adjusted for stock split)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2017	$1,766	$1,241,226	$—	$(211,980)	$942	$68,088	$1,100,042
Cumulative effect of change in accounting principle (ASC 606, Revenue Recognition)	—	—	—	(15,186)	—	—	(15,186)
Balance as of January 1, 2018	1,766	1,241,226	—	(227,166)	942	68,088	1,084,856
Exchange of Common OP Units for Common Stock	2	1,023	—	—	—	(1,025)	—
Issuance of Common Stock through exercise of options	4	3,819	—	—	—	—	3,823
Issuance of Common Stock through employee stock purchase plan	—	2,043	—	—	—	—	2,043
Issuance of Common Stock	20	78,735	—	—	—	—	78,755
Compensation expenses related to restricted stock and stock options	—	9,995	—	—	—	—	9,995
Repurchase of Common Stock or Common OP Units	—	(3,011)	—	—	—	—	(3,011)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(3,684)	—	—	—	3,684	—
Adjustment for fair market value of swap	—	—	—	—	1,357	—	1,357
Consolidated net income	—	—	16	212,596	—	13,774	226,386
Distributions	—	—	(16)	(196,464)	—	(12,729)	(209,209)
Other	—	(1,651)	—	—	—	—	(1,651)
Balance as of December 31, 2018	1,792	1,328,495	—	(211,034)	2,299	71,792	1,193,344
Exchange of Common OP Units for Common Stock	10	6,539	—	—	—	(6,549)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	2,429	—	—	—	—	2,429
Issuance of Common Stock	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	10,481	—	—	—	—	10,481
Repurchase of Common Stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitsholders in the Operating Partnership	—	(3,210)	—	—		3,210	—
Adjustment for fair market value of swap	—	—	—	—	(2,679)	—	(2,679)
Consolidated net income	—	—	16	279,123	—	16,783	295,922
Distributions	—	—	(16)	(222,407)	—	(13,158)	(235,581)
Other	—	(1,347)	—	—	—	—	(1,347)
Balance as of December 31, 2019	1,812	1,402,696	—	(154,318)	(380)	72,078	1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	—	(3,875)	—	—	(3,875)
Exchange of Common OP Units for Common Stock	1	81	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	2,026	—	—	—	—	2,026
Compensation expenses related to restricted stock and stock options	—	11,527	—	—	—	—	11,527
Repurchase of Common Stock or Common OP Units	—	(3,962)		—	—	—	(3,962)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(300)	—	—	—	300	—
Adjustment for fair market value of swap	—	—	—	—	380	—	380
Consolidated net income	—	—	16	228,268	—	13,132	241,416
Distributions	—	—	(16)	(249,598)	—	(14,360)	(263,974)
Other	—	(671)	—	—	—	—	(671)
Balance as of December 31, 2020	$1,813	$1,411,397	$—	$(179,523)	$—	$71,068	$1,304,755

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Consolidated net income	$241,416	$295,922	$226,386
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(52,507)	—
Early debt retirement	10,786	1,491	1,071
Depreciation and amortization	157,760	153,980	138,688
Amortization of loan costs	3,473	3,479	3,564
Debt premium amortization	(394)	(483)	(2,259)
Equity in income of unconsolidated joint ventures	(5,399)	(8,755)	(4,939)
Distributions of income from unconsolidated joint ventures	95	5,133	4,122
Proceeds from insurance claims, net	(1,697)	(3,530)	(8,525)
Compensation expense related to restricted stock and stock options	11,527	10,481	9,995
Revenue recognized from membership upgrade sales upfront payments	(9,675)	(8,660)	(7,811)
Commission expense recognized related to membership sales	3,673	3,667	3,609
Long-term incentive plan compensation	1,531	(2,843)	1,176
Changes in assets and liabilities:
Notes receivable, net	(1,166)	(2,836)	(247)
Deferred commission expense	(4,995)	(4,508)	(4,274)
Other assets, net	34,048	11,621	26,898
Accounts payable and other liabilities	3,386	15,578	9,615
Deferred revenue – upfront payments from membership upgrade sales	21,739	19,111	15,191
Deferred revenue – annual membership subscriptions	1,215	544	123
Rents and other customer payments received in advance and security deposits	(786)	6,635	1,701
Net cash provided by operating activities	466,537	443,520	414,084
Cash Flows From Investing Activities:
Real estate acquisitions, net	(239,067)	(185,411)	(234,108)
Proceeds from disposition of properties, net	—	77,746	—
Investment in unconsolidated joint ventures	—	(983)	(4,497)
Distributions of capital from unconsolidated joint ventures	5,648	6,352	396
Proceeds from insurance claims	122	8,200	7,943
Repayments of notes receivable	—	—	13,823
Issuance of notes receivable	—	—	—
Capital improvements	(217,082)	(257,993)	(181,622)
Net cash used in investing activities	(450,379)	(352,089)	(398,065)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,027	2,482	5,813
Gross proceeds from the issuance of common stock	—	59,319	78,755
Distributions:
Common Stockholders	(242,948)	(216,098)	(190,211)
Common OP Unitholders	(13,983)	(13,104)	(12,411)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(3,962)	(53)	(2,958)
Principal payments and mortgage debt repayment	(468,278)	(121,028)	(245,335)
Mortgage notes payable financing proceeds	662,309	—	421,774
Line of Credit repayment	(390,500)	(155,500)	(284,000)
Line of Credit proceeds	452,500	315,500	254,000
Debt issuance and defeasance costs	(17,434)	(1,700)	(6,436)
Redemption of preferred stock	—	—	—
Other	(673)	(1,347)	(1,651)
Net cash (used in) provided by financing activities	(20,958)	(131,545)	17,324
Net increase (decrease) in cash and restricted cash	(4,800)	(40,114)	33,343
Cash and restricted cash, beginning of period	28,860	68,974	35,631
Cash and restricted cash, end of period	$24,060	$28,860	$68,974

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Supplemental information:
Cash paid for interest	$100,686	$102,027	$102,377
Net investment in real estate – reclassification of rental homes	$38,845	$28,260	$30,799
Other assets, net – reclassification of rental homes	$(38,845)	$(28,260)	$(30,799)

Real estate acquisitions:
Investment in real estate	$(248,100)	$(249,197)	$(265,129)
Investment in unconsolidated joint ventures	—	35,789	—
Other assets, net	(153)	(1,646)	(59)
Debt assumed	6,873	19,212	9,200
Debt financed	—	—	8,786
Other liabilities	2,313	10,431	13,094
Real estate acquisitions, net	$(239,067)	$(185,411)	$(234,108)

Real estate dispositions:
Investment in real estate	$—	$35,572	$—
Notes receivable, net	—	295	—
Other assets, net	—	97	—
Mortgage notes payable, net	—	(11,175)	—
Other liabilities	—	450	—
Gain on sale of real estate, net	—	52,507	—
Real estate dispositions, net	$—	$77,746	$—

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 94.6% as of December 31, 2020. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership ("OP Units") equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2020, the Non-controlling interests—Common OP Units were 10,479,194, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
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
(a)Basis of Presentation
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
(b)Use of Estimates
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
As of December 31, 2020 and 2019, the gross carrying amount of identified intangible assets and goodwill was $12.5 million and $12.1 million, respectively, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, this amount was comprised of $4.7 million and $4.3 million, respectively of identified intangible assets and $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was $3.2 million and $3.1 million as of December 31, 2020 and 2019, respectively.
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
(g)    Restricted Cash
As of December 31, 2020 and 2019, restricted cash consists of $24.1 million and $25.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
The fair market value of mortgage notes payable is measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 9. Borrowing Arrangements.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions as disclosed in Note 6. Investment in Real Estate.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
(i)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $27.9 million and $24.0 million as of December 31, 2020 and 2019, respectively.
(j)    Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for receivable from tenants, receivable for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 8. Notes Receivable, Net for definition of these terms). The allowance reflects our best estimate of collectibility risks on outstanding receivables. Our allowance for doubtful accounts was as follows:

	December 31,
(amounts in thousands):	2020	2019	2018
Balance, beginning of year	$6,586	$5,230	$5,545
Change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326)) (1)	3,875	—	—
Provision for losses	7,287	3,929	4,154
Write-offs	(3,288)	(2,573)	(4,469)
Balance, end of year	$14,460	$6,586	$5,230
(1) See Note 2. (o) Summary of Significant Accounting Policies for more detail.

(k)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with the Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. We do not separate expenses reimbursed by our customers ("utility recoveries") from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and as our leases qualify as operating leases, we account for and present rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income.
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
(n)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of both December 31, 2020 and 2019, the REIT had a federal net operating loss carryforward of approximately $74.1 million. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2020 and 2019.
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2020 and 2019.
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
As of December 31, 2020, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $4.0 billion (unaudited) and $40.7 million (unaudited), respectively.
During the years ended December 31, 2020, 2019 and 2018, our tax treatment of common stock distributions, as adjusted for the stock split, was as follows (unaudited):

	2020	2019	2018
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.234	$1.241	$1.069
Long-term capital gains	0.006	—	—
Non-dividend distributions	0.057	—	—
Distributions declared per common stock outstanding	$1.297	$1.241	$1.069

The quarterly dividend paid on January 10, 2020 is a split-year distribution with $0.015462 (unaudited) per share of common stock considered a distribution made in 2020 for federal income tax purposes. The quarterly distribution paid on January 8, 2021 is a split year distribution with $0.254699 (unaudited) per share of common stock considered a distribution made in 2020 and $0.087801 (unaudited) allocable to 2021 for federal income tax purposes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
(o)    Recently Adopted Accounting Pronouncements
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
We are exposed to credit losses primarily through sales of annual membership subscriptions and membership upgrades and home sales. We have developed an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of our receivables. The estimate is a result of our ongoing assessments and evaluations of collectability including historical loss experience, current market conditions and future expectations in forecasting credit losses in each of our receivable portfolios. We recognized a cumulative-effect adjustment of $3.9 million, which decreased opening retained earnings as of January 1, 2020.
The cumulative-effect adjustment resulting from the adoption of ASU 2016-13 as of January 1, 2020 was as follows:

Balance net of allowance	Balance Sheet Location	Balance at December 31, 2019	Adjustment due to ASU 2016-13 Adoption	Balance at January 1, 2020	Balance at December 31, 2020
(amounts in thousands)
Annual membership subscriptions	Other assets, net	$2,394	$(1,361)	$1,033	$1,857
Membership upgrades	Notes receivable, net	$25,236	$(2,514)	$22,722	$25,427

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

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

(amounts in thousands)	As of December 31, 2020
2021	$133,385
2022	136,225
2023	92,816
2024	43,512
2025	21,915
Thereafter	74,196
Total	$502,049

Lessee
We lease land under non-cancelable operating leases at 13 Properties expiring at various dates between 2022 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2030. For the years ended December 31, 2020, 2019 and 2018, total operating lease payments were $9.9 million, $9.3 million and $8.3 million, respectively.
The following table presents the operating lease payments for the year ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Fixed lease cost:
Ground leases	$5,912	$5,727	$5,537
Office and other leases	3,243	2,869	2,114
Variable lease cost:
Ground leases	652	639	599
Office and other leases	111	72	39
Total lease cost	$9,918	$9,307	$8,289

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2020:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2021	$1,960	$3,209	$5,169
2022 (a)	1,490	1,531	3,021
2023	545	1,240	1,785
2024	545	897	1,442
2025	545	766	1,311
Thereafter	4,493	2,125	6,618
Total undiscounted rental payments	9,578	9,768	19,346
Less imputed interest	(2,044)	(908)	(2,952)
Total lease liabilities	$7,534	$8,860	$16,394
_____________________
(a)The leases of our four Westwinds Properties expire on August 31, 2022 and do not contain extension options. See Note 16. Commitments and Contingencies for more details on the Westwinds leases.

ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $15.7 million and $16.4 million, respectively, as of December 31, 2020. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% at December 31, 2020.
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

Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), as adjusted for the stock split, for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(amounts in thousands, except per share data)	2020	2019	2018
Numerators:
Net income available to Common Stockholders—Basic	$228,268	$279,123	$212,596
Amounts allocated to dilutive securities	13,132	16,783	13,774
Net income available to Common Stockholders—Fully Diluted	$241,400	$295,906	$226,370
Denominator:
Weighted average Common Shares outstanding—Basic	181,828	180,805	177,928
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,484	10,934	11,586
Stock options and restricted stock	243	256	596
Weighted average Common Shares outstanding—Fully Diluted	192,555	191,995	190,110

Earnings per Common Share—Basic:	$1.26	$1.54	$1.19

Earnings per Common Share—Fully Diluted:	$1.25	$1.54	$1.19

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
Equity Offering Program
On July 30, 2020, we entered into our current at-the-market ("ATM") equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of December 31, 2020, we have $200.0 million of common stock available for issuance.
The following table presents the shares that were issued under our ATM equity offering programs, as adjusted for the stock split, during the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(amounts in thousands, except share data)	2020	2019	2018
Shares of common stock sold	—	1,010,472	1,722,282
Weighted average price	$—	$58.71	$45.73
Total gross proceeds	$—	$59,319	$78,755
Commissions paid to sales agents	$—	$771	$1,028

Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2020, 2019 and 2018 were 31,385, 40,934 and 44,142, respectively. As of December 31, 2020, 743,194 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
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
The following table presents the changes in our outstanding common stock (excluding OP Units of 10,479,194, 10,491,222, and 11,491,932 outstanding at December 31, 2020, 2019 and 2018, respectively), as adjusted for the stock split:

	Years Ended December 31,
	2020	2019	2018
Shares outstanding at January 1,	182,089,595	179,842,036	177,170,320
Common stock issued through the ATM Equity Offering Program and its predecessor	—	1,010,472	1,722,282
Common stock issued through exchange of OP Units	12,028	997,750	176,268
Common stock issued through exercise of options	—	5,600	405,600
Common stock issued through restricted stock grants	151,104	193,262	385,010
Common stock forfeitures	—	—	—
Common stock issued through ESPP and Dividend Reinvestment Plan	32,099	41,589	45,144
Common stock repurchased and retired	(54,195)	(1,114)	(62,588)
Shares outstanding at December 31,	182,230,631	182,089,595	179,842,036

During the years ended December 31, 2020, 2019 and 2018, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $73.12, $47.48 and $48.12 per share, respectively.
As of December 31, 2020, 2019 and 2018, ELS' percentage ownership of the Operating Partnership was approximately 94.6%, 94.6% and 94.0%, respectively. The remaining approximately 5.4%, 5.4% and 6.0% as of December 31, 2020, 2019 and 2018, respectively, was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2018:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.2750	March 31, 2018	March 30, 2018	April 13, 2018
$0.2750	June 30, 2018	June 29, 2018	July 13, 2018
$0.2750	September 30, 2018	September 28, 2018	October 12, 2018
$0.2750	December 31, 2018	December 28, 2018	January 11, 2019
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Real Estate
Acquisitions
We acquired all of the following Properties from unaffiliated third parties:
During the year ended December 31, 2020, we acquired one MH community, seven RV communities and one marina for a combined purchase price of $209.2 million, including:
•Dolce Vita at Superstition Mountain, an MH community located in Apache Junction, Arizona,
•Meridian RV Resort, an RV community located in Apache Junction, Arizona,
•Marina Dunes RV Park, an RV community located in Marina, California,
•Marker 1 Marina, a marina located in Dunedin, Florida,
•Acorn Campground, an RV community located in Green Creek, New Jersey,
•Topsail Sound, an RV community located in Holly Ridge, North Carolina,
•Harbor Point, an RV community located in Sneads Ferry, North Carolina, and
•Leisure World and Trails End, two RV communities located in Weslaco, Texas.
These properties contain 2,772 Sites. We also completed the acquisition of three development assets, including The Resort at Tranquility Lake, located in Cape Coral, Florida, Bayport, located in Jamaica, Virginia, and a development property adjacent to our Voyager joint venture, located in Tuscon, Arizona, for a combined purchase price of $23.7 million. We also acquired additional assets, including nine land parcels, for a combined purchase price of $15.2 million. All acquisitions were accounted for as asset acquisitions. As a result of these acquisitions, we assumed approximately $6.9 million of mortgage debt. The remaining purchase price was funded through new debt financing, our unsecured Line of Credit ("LOC") and available cash.
During the year ended December 31, 2019, we acquired four RV communities, including White Oak Shores, located in Stella, North Carolina, Round Top and Drummer Boy, located in Gettysburg, Pennsylvania, and Lake of the Woods, located in Wautoma, Wisconsin for a combined purchase price of $58.3 million. These properties contain 1,614 Sites. As a result of these acquisitions, we assumed approximately $18.6 million of mortgage debt, excluding mortgage premiums of $0.6 million. The remaining purchase price was funded with available cash. We also completed the acquisition of the remaining interest in our joint venture investment of 11 marinas in Florida for a purchase price of approximately $49.0 million. As part of the acquisition, we also funded the repayment of the joint venture's non-transferable debt of approximately $72.0 million. The transaction was funded with proceeds from the LOC. In addition, the gross carrying value of the joint venture investment of $35.8 million was included in the total fair value of $162.2 million that was allocated to the real estate assets. We also acquired additional assets, including three land parcels, for a combined purchase price of $28.1 million. All acquisitions were accounted for as asset acquisitions.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Real Estate (continued)
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2020, 2019 and 2018, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Assets acquired
Land	$150,909	$116,575	$171,111
Buildings and other depreciable property	87,749	125,721	84,019
Manufactured homes (a)	2,621	1,382	140
In-place leases (a)	6,821	5,519	9,859
Net investment in real estate	$248,100	$249,197	$265,129
Other assets	153	1,646	59
Total assets acquired	$248,253	$250,843	$265,188
Liabilities assumed
Mortgage notes payable	$6,873	$19,212	$9,200
Below-market lease liability (b)	—	—	10,645
Other liabilities	2,313	10,431	2,449
Total liabilities assumed	$9,186	$29,643	$22,294
Net assets acquired	$239,067	$221,200	$242,894
_____________________
(a)Manufactured homes and in-place leases are included in buildings and other depreciable property on the Consolidated Balance Sheets.
(b)Below-market lease liability is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2020 and 2019, respectively):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites	Economic Interest (a)		2020	2019	2020	2019	2018
Meadows	Various (2,2)	1,077	50%		$—	$146	$1,879	$1,400	$1,839
Lakeshore	Florida (3,3)	721	(b)		2,281	2,467	1,405	263	22
Voyager	Arizona (1,1)	1,801	50%	(c)	83	599	1,616	2,951	995
Loggerhead	Florida	2,343	—%	(d)	—	—	—	3,501	1,486
ECHO JV	Various	—	50%		17,362	16,862	499	640	597
		5,942			$19,726	$20,074	$5,399	$8,755	$4,939
_____________________
(a)The percentages shown approximate our economic interest as of December 31, 2020. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing this Property.
(d)On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture (see Note 6. Investment in Real Estate). Loggerhead sites represent marina slip count.
We recognized $5.4 million, $8.8 million, and $4.9 million (net of $0.7 million, $1.2 million and $1.8 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018, respectively. We received approximately $5.7 million, $11.5 million and $4.5 million in distributions from joint ventures for the years ended December 31, 2020, 2019 and 2018, respectively. Approximately $4.8 million, $3.5 million and $0.2 million of the distributions made to us exceeded our basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2020, 2019, and 2018 respectively.
Note 8—Notes Receivable, Net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades ("Contracts Receivable"). As of December 31, 2020 and 2019, Contracts Receivable, net of allowance, was $25.4 million and $25.2 million, respectively. Contracts Receivable, as of December 31, 2020, had an average stated interest rate of 16.7% per annum, a weighted average term remaining of 4.2 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as "Chattel Loans"). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2020 and 2019, we had $10.4 million and $12.3 million of Chattel Loans, respectively. As of December 31, 2020, the Chattel Loans receivable had an average stated interest rate of approximately 7.6% per annum and had a weighted average term remaining of approximately 11 years.

Note 9—Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2020 and 2019. The following table presents the fair value of our mortgage notes payable:

	As of December 31, 2020		As of December 31, 2019
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,537,137	$2,472,876	$2,227,185	$2,072,416

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements (continued)
As of December 31, 2020 and 2019, we had outstanding mortgage indebtedness on Properties of approximately $2,444.9 million and $2,049.5 million, respectively, excluding liabilities classified as held for sale and net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of December 31, 2020 and December 31, 2019, was approximately 4.1% and 4.5% per annum, respectively. The debt bears interest at stated rates ranging from 2.5% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 116 of our Properties as of December 31, 2020 and December 31, 2019 and the gross carrying value of such Properties was approximately $2,580.9 million and $2,524.7 million, as of December 31, 2020 and December 31, 2019, respectively.
2020 Activity
We entered into two secured credit facilities with Fannie Mae, for total gross proceeds of $662.3 million. The average maturity for these credit facilities is 12 years and has a weighted average interest rate of 2.6%. The facilities were secured by 18 MH and four RV communities.
We also repaid $48.1 million of principal on three mortgage loans that were due to mature in 2020 and $166.8 million of principal on secured loans that were due to mature in 2021. The secured loans had a weighted average interest rate of approximately 5.1% per annum and were secured by 21 MH and three RV communities. As part of the repayment of the loans, we incurred early debt retirement costs of $9.0 million.
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
Second Amended and Restated Unsecured Credit Facility
During the year ended December 31, 2017, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent, and other lenders named therein, which amended and restated the terms of the obligations owed by us under the Amended, Restated and Consolidated Credit Agreement dated as of July 17, 2014, pursuant to which we have access to a $400.0 million unsecured Line of Credit (the “LOC”) and entered into the $200.0 million term loan. The LOC maturity date was extended to October 27, 2021, and this term can be extended an additional year in two six-month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.10% to 1.55% and requires an annual facility fee of 0.15% to 0.35%. The spread over LIBOR varies quarterly based on leverage measured throughout the loan term. In 2017, we incurred commitment and arrangement fees of approximately $3.7 million to extend the LOC and enter into the Term Loan.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements (continued)
We repaid our $200.0 million senior unsecured term loan (the “Term Loan”) scheduled to mature in 2023. The term loan had an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, could be prepaid at any time without premium or penalty. In connection with the term loan, we entered into a LIBOR swap agreement allowing us to trade the variable rate of LIBOR on the term loan for a fixed rate of 1.85%. Our spread over LIBOR was 1.20% resulting in an all-in interest rate of 3.05% per annum. In connection with the repayment of the unsecured term loan, we terminated the associated swap agreement as disclosed in Note 10. Derivative Instruments and Hedging Activities. As part of the repayment of the term loan, we incurred early debt retirement costs of $0.8 million.
Unsecured Line of Credit
During the year ended December 31, 2020, we paid off and borrowed amounts on our LOC, leaving a balance of $222.0 million outstanding as of December 31, 2020. As of December 31, 2020, our LOC has a remaining borrowing capacity of $178.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC had a $160.0 million outstanding balance as of December 31, 2019.
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2020:

(amounts in thousands)	Amount
2021	$53,611
2022	194,414
2023	141,795
2024	60,856
2025	138,043
Thereafter	1,883,491
Net unamortized premiums	666
Unamortized deferred financing costs	(27,946)
Total	$2,444,930

As of December 31, 2020, we were in compliance in all material respects with the covenants in our borrowing arrangements.

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
During the year ended December 31, 2020, in connection with the repayment of our $200.0 million unsecured term loan (See Note 9. Borrowing Arrangements for additional information), we terminated the interest rate swap that was scheduled to mature on November 1, 2020. As a result of the interest rate swap termination, we incurred an early termination fee of $0.9 million, which was recognized in the Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities (continued)
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2020	2019
Interest Rate Swap	Accounts payable and other liabilities	$—	$380

The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2020	2019	2018	(amounts in thousands)	2020	2019	2018
Interest Rate Swap	$1,561	$1,847	$(1,613)	Interest Expense	$1,941	$(832)	$(256)

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of
(amounts in thousands)	2020	2019
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$126,814	$116,363
Membership upgrade sales current period, gross	21,739	19,111
Revenue recognized from membership upgrade sales upfront payments	(9,675)	(8,660)
Net increase in deferred revenue - upfront payments from membership grade sales	12,064	10,451
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$138,878	$126,814

Deferred commission expense as of December 31	$41,149	$40,308
Deferred commission expense	4,995	4,508
Commission expense recognized	(3,673)	(3,667)
Net increase in deferred commission expense	1,322	841
Deferred commission expense as of December 31,	$42,471	$41,149
Note 12—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.6 million for the year ended December 31, 2020, $1.7 million for the year ended December 31, 2019, and $1.4 million for the year ended December 31, 2018.

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
Equity awards under the 2014 Plan are made by the Compensation Committee, who determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. As of December 31, 2020, 5,513,458 shares remained available for future grants.

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
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2020, 2019 and 2018 was $11.5 million, $10.5 million and $10.0 million, respectively.
Restricted Stock
A summary of our restricted stock activities and related information, as adjusted for stock split, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	139,544	$38.89
Shares granted	385,010	$43.01
Shares vested	(224,852)	$40.74
Balance at December 31, 2018	299,702	$42.78
Shares granted	193,262	$55.51
Shares vested	(74,222)	$43.72
Balance at December 31, 2019	418,742	$48.32
Shares granted	151,104	$56.07
Shares vested	(221,055)	$47.74
Balance at December 31, 2020	348,791	$53.06

Compensation expense to be recognized subsequent to December 31, 2020 for restricted stock granted during or prior to 2020 that have not yet vested was $12.3 million, which is expected to be recognized over a weighted average term of 1.8 years.
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation, as adjusted for stock split:

	2020	2019	2018
Dividend Yield	2.1%	—%	2.5%
Risk-free interest rate	0.3%	—%	2.8%
Expected Life	5.6 years	0	5.6 years
Expected Volatility	49.2%	—%	16.7%
Weighted Average Grant Date Fair Value Per Share	$29.58	$—	$6.48

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)
There were 16,090 stock options granted during 2020. No options were forfeited or expired for the years ended December 31, 2020, 2019 and 2018. A summary of our stock option activity and related information, as adjusted for stock split, is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2017	440,160	$11.36	1.6	$14.6
Options issued	12,540	$44.83
Options exercised	(405,600)	$9.43		$16.9
Balance at December 31, 2018	47,100	$36.95	7.3	$0.5
Options exercised	(5,600)	$9.43		$0.2
Balance at December 31, 2019	41,500	$40.65	7.3	$1.2
Options issued	16,090	$66.81
Balance at December 31, 2020	57,590	$47.96	7.2	$0.9
Exercisable at December 31, 2020	41,500	$40.65	6.3	$0.9

There were no cash proceeds received from stock options exercised for the year ended December 31, 2020, and $0.1 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively.

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
The Compensation Committee has responsibility for administering the 2019 LTIP and may use its reasonable discretion to adjust the performance criteria or the Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2019 LTIP. The Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2021 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2019 LTIP. For each of the years ended December 31, 2020 and 2019, we accrued compensation expense of approximately $1.5 million.

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
Our contribution to the 401K Plan was approximately $2.9 million, $1.9 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase for the year ended December 31, 2020 primarily relates to the correction of an operational error in prior years approved by the IRS pursuant to its Voluntary Correction Program.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

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
We intend to continue to vigorously defend our interests in this matter. As of December 31, 2020 we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2020, 2019 and 2018.
The following tables summarize our segment financial information for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,017,249	$63,019	$1,080,268
Operations expenses	(488,153)	(56,747)	(544,900)
Income from segment operations	529,096	6,272	535,368
Interest income	4,385	2,754	7,139
Depreciation and amortization	(144,235)	(10,896)	(155,131)
Gain on sale of real estate, net	—	—	—
Income (loss) from operations	$389,246	$(1,870)	$387,376
Reconciliation to consolidated net income:
Corporate interest income			15
Income from other investments, net			4,026
General and administrative			(39,276)
Other expenses			(2,567)
Interest and related amortization			(102,771)
Equity in income of unconsolidated joint ventures			5,399
Early debt retirement			(10,786)
Consolidated net income			$241,416

Total assets	$4,160,216	$258,753	$4,418,969
Capital improvements	$157,467	$59,615	$217,082

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

	Year Ended December 31, 2019
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$969,560	$50,961	$1,020,521
Operations expenses	(461,128)	(45,100)	(506,228)
Income from segment operations	508,432	5,861	514,293
Interest income	3,856	3,324	7,180
Depreciation and amortization	(141,472)	(10,638)	(152,110)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$423,323	$(1,453)	$421,870
Reconciliation to consolidated net income:
Corporate interest income			27
Income from other investments, net			9,528
General and administrative			(35,679)
Other expenses			(2,865)
Interest and related amortization			(104,223)
Equity in income of unconsolidated joint venture			8,755
Early debt retirement			(1,491)
Consolidated net income			$295,922

Total assets	$3,878,770	$272,505	$4,151,275
Capital Improvements	$116,349	$141,644	$257,993

	Year Ended December 31, 2018
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$916,565	$51,721	$968,286
Operations expenses	(434,360)	(48,406)	(482,766)
Income from segment operations	482,205	3,315	485,520
Interest income	3,374	3,898	7,272
Depreciation and amortization	(127,399)	(9,810)	(137,209)
Gain on sale of real estate, net	—	—	—
Income (loss) from operations	$358,180	$(2,597)	$355,583
Reconciliation to consolidated net income:
Corporate interest income			253
Income from other investments, net			10,842
General and administrative			(37,684)
Other expenses			(1,483)
Interest and related amortization			(104,993)
Equity in income of unconsolidated joint ventures			4,939
Early debt retirement			(1,071)
Consolidated net income			$226,386

Total assets	$3,692,510	$233,298	$3,925,808
Capital Improvements	$94,015	$87,607	$181,622

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Revenues:
Rental income	$907,305	$864,701	$806,785
Annual membership subscriptions	53,085	51,015	47,778
Membership upgrade sales current period, gross	21,739	19,111	15,191
Membership upgrade sales upfront payments, deferred, net	(12,062)	(10,451)	(7,380)
Other income	46,008	43,063	51,935
Ancillary services revenues, net	1,174	2,121	2,256
Total property operations revenues	1,017,249	969,560	916,565
Expenses:
Property operating and maintenance	348,394	327,917	313,003
Real estate taxes	66,120	62,338	55,892
Sales and marketing, gross	17,332	15,583	12,542
Membership sales commissions, deferred, net	(1,660)	(1,219)	(813)
Property management	57,967	56,509	53,736
Total property operations expenses	488,153	461,128	434,360
Income from property operations segment	$529,096	$508,432	$482,205

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Revenues:
Rental income (1)	$16,438	$14,934	$14,329
Gross revenue from home sales	45,695	34,655	36,064
Brokered resale revenues, net	886	1,372	1,290
Ancillary services revenues, net	—	—	38
Total revenues	63,019	50,961	51,721
Expenses:
Cost of home sales	46,229	35,096	37,475
Home selling expenses	4,572	4,401	4,095
Rental home operating and maintenance	5,946	5,603	6,836
Total expenses	56,747	45,100	48,406
Income from home sales and rentals operations segment	$6,272	$5,861	$3,315
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.
Note 18—Subsequent Events
Equity Incentive Awards
On February 9, 2021, the Compensation Committee approved the 2021 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 104,734 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2022, January 27, 2023 and January 26, 2024, respectively, and have a grant date fair value of $3.3 million. The remaining 50% are performance-based awards vesting in equal installments on on January 31, 2022, January 27, 2023 and

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Subsequent Events (continued)
January 26, 2024, respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,454 shares of restricted stock subject to 2021 performance goals have a grant date fair value of $1.1 million.
Acquisitions
In January and February 2021, we completed the acquisitions of:
•Okeechobee KOA Resort, a 740 site RV community located in Okeechobee, Florida for a purchase price of $42.2 million, which was funded with the LOC.
•11 marinas, containing 3,986 slips and 181 RV sites located in Florida, North Carolina, South Carolina, Kentucky and Ohio. The purchase price of these properties was $266.4 million, which was funded with proceeds from the term loan discussed below.
Unsecured Financing
On February 5, 2021, we entered into a term loan agreement with Wells Fargo Bank, National Association, as the administrative agent, pursuant to which we have entered into a $300.0 million senior unsecured term loan. The maturity date is October 27, 2021, and this term can be extended an additional three months, subject to certain conditions. The term loan bears interest at a rate of LIBOR plus 1.45%. We incurred commitment and arrangement fees of approximately $1.1 million.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$1,842	$212	$2,452	$2,664	$(434)	2006
Apache East	Apache Junction	AZ	(4,930)	2,236	4,181	—	215	2,236	4,396	6,632	(1,577)	2011
Countryside RV	Apache Junction	AZ	(8,035)	2,056	6,241	—	1,759	2,056	8,000	10,056	(4,667)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	324	2,394	4,340	6,734	(1,516)	2011
Dolce Vita	Apache Junction	AZ	—	52,803	37,245	—	3	52,803	37,248	90,051	—	2020
Golden Sun RV	Apache Junction	AZ	(5,701)	1,678	5,049	—	867	1,678	5,916	7,594	(3,391)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	—	6,445	5,292	11,737	—	2020
Valley Vista	Benson	AZ	—	115	429	—	278	115	707	822	(229)	2010
Casita Verde	Casa Grande	AZ	—	719	2,179	—	273	719	2,452	3,171	(1,140)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	1,430	2,869	10,083	12,952	(4,587)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	554	747	2,815	3,562	(1,344)	2006
Sunshine Valley	Chandler	AZ	(25,359)	9,139	12,912	—	671	9,139	13,583	22,722	(4,775)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	7,084	1,456	10,474	11,930	(2,896)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	3,452	2,103	9,735	11,838	(5,509)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,254	2,450	8,706	11,156	(6,146)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	1,853	1,400	6,071	7,471	(4,761)	1993
Hacienda De Valencia	Mesa	AZ	(19,408)	833	2,701	—	5,445	833	8,146	8,979	(5,857)	1984
Mesa Spirit	Mesa	AZ	(15,805)	17,382	25,238	192	292	17,574	25,530	43,104	(5,710)	2014
Monte Vista Resort	Mesa	AZ	(20,179)	11,402	34,355	—	32,339	11,402	66,694	78,096	(23,372)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	3,506	1,273	8,166	9,439	(5,996)	1994
The Highlands at Brentwood	Mesa	AZ	(12,182)	1,997	6,024	—	2,396	1,997	8,420	10,417	(6,882)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(47,422)	24,890	56,340	15	25,404	24,905	81,744	106,649	(37,844)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	1,846	932	5,065	5,997	(3,845)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	2,670	2,215	9,137	11,352	(5,618)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,099	706	4,139	4,845	(2,875)	1998
Central Park	Phoenix	AZ	(11,243)	1,612	3,784	—	2,019	1,612	5,803	7,415	(4,880)	1983
Desert Skies	Phoenix	AZ	(4,473)	792	3,126	—	942	792	4,068	4,860	(2,894)	1998
Sunrise Heights	Phoenix	AZ	(5,480)	1,000	3,016	—	1,983	1,000	4,999	5,999	(3,639)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	500	670	2,641	3,311	(1,914)	1998
Desert Vista	Salome	AZ	—	66	268	—	314	66	582	648	(205)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	2,276	1,096	5,707	6,803	(3,604)	1997
Venture In	Show Low	AZ	(8,661)	2,050	6,188	—	777	2,050	6,965	9,015	(3,337)	2006
Paradise	Sun City	AZ	(36,055)	6,414	19,263	11	3,074	6,425	22,337	28,762	(12,666)	2004
The Meadows AZ	Tempe	AZ	(15,933)	2,613	7,887	—	4,709	2,613	12,596	15,209	(9,549)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,547	1,674	7,255	8,929	(5,031)	1998
Voyager Expansion	Tucson	AZ	—	6,148	—	—	—	6,148	—	6,148	—	2020
Westpark	Wickenburg	AZ	(8,425)	4,495	10,517	—	4,588	4,495	15,105	19,600	(4,028)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,260	1,440	5,605	7,045	(2,948)	2003
Cactus Gardens	Yuma	AZ	(6,089)	1,992	5,984	—	610	1,992	6,594	8,586	(3,534)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	503	1,595	5,277	6,872	(2,469)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	413	666	2,424	3,090	(1,319)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	394	459	1,796	2,255	(963)	2003
Mesa Verde RV	Yuma	AZ	(4,432)	1,387	4,148	—	789	1,387	4,937	6,324	(2,236)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	689	1,249	4,448	5,697	(2,388)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	570	416	1,538	1,954	(811)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	8,466	2,972	15,383	18,355	(5,748)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	1,072	8,336	16,846	25,182	(5,850)	2011
Monte del Lago	Castroville	CA	(35,627)	3,150	9,469	—	4,930	3,150	14,399	17,549	(9,457)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	8,371	—	26,550	26,550	(21,113)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	684	—	900	900	(510)	1994
Colony Park	Ceres	CA	(7,568)	890	2,837	—	1,608	890	4,445	5,335	(2,867)	1998
Russian River	Cloverdale	CA	—	368	868	5	605	373	1,473	1,846	(653)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	2,374	401	3,308	3,709	(1,211)	2004
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	1,555	2,130	7,944	10,074	(5,420)	1998
Rancho Valley	El Cajon	CA	(18,320)	685	1,902	—	2,050	685	3,952	4,637	(2,940)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,076	312	2,803	3,115	(900)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	1,929	756	4,277	5,033	(2,406)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	6,206	2,072	11,029	13,101	(3,884)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	5,017	778	7,660	8,438	(3,360)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	2,201	317	2,938	3,255	(1,047)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	4,687	2,661	10,881	13,542	(4,700)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	1,638	—	7,066	7,066	(3,563)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	1,175	871	3,878	4,749	(2,546)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	2,778	900	4,878	5,778	(1,590)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,447	272	2,080	2,352	(605)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	13	20,379	8,217	28,596	(52)	2020
Wilderness Lakes	Menifee	CA	—	2,157	5,088	29	3,063	2,186	8,151	10,337	(3,617)	2004
Coralwood	Modesto	CA	—	—	5,047	—	1,652	—	6,699	6,699	(4,516)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	5,569	2,836	9,947	12,783	(3,229)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,558	974	3,825	4,799	(1,910)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,662	1,940	7,294	9,234	(3,531)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	2,328	1,076	4,832	5,908	(2,041)	2004
Concord Cascade	Pacheco	CA	—	985	3,016	—	3,461	985	6,477	7,462	(4,634)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	3,055	1,660	8,028	9,688	(4,559)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	3,240	1,430	6,568	7,998	(2,737)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	2,164	1,835	6,435	8,270	(3,016)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,050	1,295	4,916	6,211	(2,521)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	1,083	1,799	6,533	8,332	(3,342)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,113	1,155	4,582	5,737	(3,058)	1998
California Hawaiian	San Jose	CA	(34,528)	5,825	17,755	—	5,124	5,825	22,879	28,704	(16,399)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	687	—	5,199	5,199	(4,291)	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	1,149	12,342	6,856	19,198	(4,837)	1997
Village of the Four Seasons	San Jose	CA	(19,666)	5,229	15,714	—	2,016	5,229	17,730	22,959	(9,293)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	10,972	—	28,588	28,588	(23,728)	1997
Laguna Lake	San Luis Obispo	CA	(18,708)	2,845	6,520	—	1,657	2,845	8,177	11,022	(5,631)	1998
Contempo Marin	San Rafael	CA	(36,927)	4,787	16,379	—	4,354	4,787	20,733	25,520	(17,053)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	2,738	872	4,767	5,639	(1,740)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,010)	2,103	7,201	—	5,838	2,103	13,039	15,142	(8,340)	1994
Meadowbrook	Santee	CA	(22,627)	4,345	12,528	—	3,307	4,345	15,835	20,180	(11,025)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	828	1,595	4,765	6,360	(1,955)	2007
Lamplighter Village	Spring Valley	CA	(32,920)	633	2,201	—	2,303	633	4,504	5,137	(3,323)	1983
Santiago Estates	Sylmar	CA	(22,705)	3,562	10,767	—	3,393	3,562	14,160	17,722	(9,361)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	1,766	602	3,687	4,289	(2,077)	1997
Hillcrest Village CO	Aurora	CO	(39,298)	1,912	5,202	289	6,884	2,201	12,086	14,287	(8,040)	1983
Cimarron Village	Broomfield	CO	(29,785)	863	2,790	—	1,929	863	4,719	5,582	(3,600)	1983
Holiday Village CO	Colorado Springs	CO	(19,672)	567	1,759	—	2,765	567	4,524	5,091	(2,916)	1983
Bear Creek Village	Denver	CO	(5,883)	1,100	3,359	—	1,126	1,100	4,485	5,585	(2,912)	1998
Holiday Hills Village	Denver	CO	(58,559)	2,159	7,780	—	9,068	2,159	16,848	19,007	(12,228)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	3,414	826	5,829	6,655	(3,693)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,063	750	3,328	4,078	(2,302)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,580	1,694	12,645	14,339	(6,795)	1986
Pueblo Grande	Pueblo	CO	—	241	1,069	—	3,323	241	4,392	4,633	(1,791)	1983
Woodland Hills	Thornton	CO	(33,521)	1,928	4,408	—	4,357	1,928	8,765	10,693	(6,421)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	467	6,011	12,803	18,814	(4,616)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Waterford Estates	Bear	DE	(38,991)	5,250	16,202	—	3,035	5,250	19,237	24,487	(9,262)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	270	562	1,980	2,542	(1,420)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,594	1,536	7,203	8,739	(5,759)	1988
Mariner's Cove	Millsboro	DE	(19,157)	990	2,971	—	7,230	990	10,201	11,191	(7,403)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	926	498	2,453	2,951	(1,603)	1998
Aspen Meadows	Rehoboth	DE	(10,835)	1,148	3,460	—	746	1,148	4,206	5,354	(3,055)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,756	1,778	6,814	8,592	(4,803)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	—	742	8,400	12,647	21,047	(3,413)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	709	1,093	3,989	5,082	(2,123)	2003
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	16,317	5,273	32,139	37,412	(11,535)	2004
Windmill Manor	Bradenton	FL	(11,885)	2,153	6,125	—	2,348	2,153	8,473	10,626	(5,836)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	1,496	2,300	8,399	10,699	(4,421)	2004
Clover Leaf Farms	Brooksville	FL	(32,336)	13,684	24,106	—	5,777	13,684	29,883	43,567	(9,099)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	421	1,092	2,599	3,691	(766)	2011
Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	24	205	12,596	205	12,801	—	2020
Glen Ellen	Clearwater	FL	—	619	1,882	—	478	619	2,360	2,979	(1,309)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	1,606	1,278	5,534	6,812	(3,937)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	737	925	3,603	4,528	(2,516)	1998
Serendipity	Clearwater	FL	(16,953)	18,944	11,782	—	2,225	18,944	14,007	32,951	(3,362)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	621	4,984	9,103	14,087	(3,264)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	353	3,102	5,833	8,935	(2,106)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	623	1,649	5,651	7,300	(3,200)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	2,998	3,883	14,698	18,581	(6,706)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,457	1,595	6,250	7,845	(3,228)	2004
Orange Lake	Clermont	FL	—	4,303	6,815	—	1,078	4,303	7,893	12,196	(2,714)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	16,273	3,015	23,290	26,305	(5,871)	2004
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,580	936	6,367	7,303	(2,586)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	329	10,393	6,546	16,939	(2,637)	2011
Carriage Cove	Daytona Beach	FL	(16,342)	2,914	8,682	—	2,318	2,914	11,000	13,914	(7,688)	1998
Lake Haven	Dunedin	FL	(13,613)	1,135	4,047	—	4,320	1,135	8,367	9,502	(6,237)	1983
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	(19)	21,685	15,739	37,424	—	2020
Coquina Crossing	Elkton	FL	(28,170)	5,274	5,545	—	19,821	5,274	25,366	30,640	(13,856)	1999
Colony Cove	Ellenton	FL	(96,677)	28,660	92,457	38,094	27,916	66,754	120,373	187,127	(35,580)	2011
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	844	8,769	9,635	18,404	(3,373)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	721	3,800	9,676	13,476	(3,285)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	4,352	2,169	10,236	12,405	(6,785)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,418	3,637	8,367	12,004	(5,297)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	2,472	—	2,700	2,700	(1,030)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	950	1,741	6,120	7,861	(3,228)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	1,675	53,850	20,472	74,322	(2,443)	2018
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,486	4,184	14,047	18,231	(7,614)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(9,409)	3,099	9,286	—	1,971	3,099	11,257	14,356	(5,669)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,340	825	2,387	825	3,212	(24)	2018
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	1,037	2,037	4,585	6,622	(2,397)	2004
Gulf Air	Fort Myers Beach	FL	(6,040)	1,609	4,746	—	955	1,609	5,701	7,310	(2,998)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	696	3,275	7,861	11,136	(2,699)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	6,207	1,848	11,415	13,263	(6,023)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	1,014	9,240	14,298	23,538	(3,598)	2018
Barrington Hills	Hudson	FL	(4,323)	1,145	3,437	—	1,272	1,145	4,709	5,854	(2,388)	2004
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	7,777	4,852	22,373	27,225	(15,034)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	567	4,156	3,437	7,777	11,214	(4,799)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	13,051	5,677	30,167	35,844	(15,088)	2004
Lake Worth Village	Lake Worth	FL	(3,620)	14,959	24,501	—	4,217	14,959	28,718	43,677	(9,729)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	429	3,775	6,834	10,609	(2,330)	2011
Beacon Terrace	Lakeland	FL	(9,654)	5,372	9,153	216	719	5,588	9,872	15,460	(3,444)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	307	1,696	3,371	5,067	(1,183)	2011
Lakeland Harbor	Lakeland	FL	(31,199)	10,446	17,376	—	919	10,446	18,295	28,741	(6,341)	2011
Lakeland Junction	Lakeland	FL	(3,427)	3,018	4,752	—	305	3,018	5,057	8,075	(1,795)	2011
Maralago Cay	Lantana	FL	(39,136)	5,325	15,420	—	6,640	5,325	22,060	27,385	(15,447)	1997
Down Yonder	Largo	FL	—	2,652	7,981	—	1,593	2,652	9,574	12,226	(5,398)	1998
East Bay Oaks	Largo	FL	(9,067)	1,240	3,322	—	1,865	1,240	5,187	6,427	(4,212)	1983
Eldorado Village	Largo	FL	(6,058)	778	2,341	—	2,167	778	4,508	5,286	(3,109)	1983
Paradise Park - Largo	Largo	FL	(5,442)	3,523	4,026	—	610	3,523	4,636	8,159	(1,208)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	394	1,722	5,594	7,316	(3,079)	2004
Vacation Village	Largo	FL	(4,441)	1,315	3,946	—	985	1,315	4,931	6,246	(2,521)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	1,393	8,218	15,447	23,665	(5,271)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	1,380	1,602	6,202	7,804	(3,038)	2004
Mid-Florida Lakes	Leesburg	FL	(60,052)	5,997	20,635	—	14,676	5,997	35,311	41,308	(24,744)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	14,250	16,611	21,588	38,199	(3,200)	2013
Winter Quarters Pasco	Lutz	FL	(3,790)	1,494	4,484	—	1,490	1,494	5,974	7,468	(2,973)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Coral Cay Plantation	Margate	FL	(77,795)	5,890	20,211	—	9,408	5,890	29,619	35,509	(23,066)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	2,813	1,862	8,440	10,302	(6,268)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	1,031	5,362	7,269	12,631	(2,284)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	497	796	2,892	3,688	(1,460)	2004
Loggerhead Marinas (11 properties)	Multiple	FL	—	80,819	81,387	—	3,560	80,819	84,947	165,766	(7,582)	2019
Country Place (2)	New Port Richey	FL	(18,661)	663	—	18	8,291	681	8,291	8,972	(6,588)	1986
Hacienda Village	New Port Richey	FL	(16,171)	4,297	13,088	—	4,035	4,297	17,123	21,420	(9,279)	2002
Harbor View Mobile Manor	New Port Richey	FL	(17,456)	4,030	12,146	—	1,821	4,030	13,967	17,997	(7,738)	2002
Bay Lake Estates	Nokomis	FL	(10,991)	990	3,390	—	2,608	990	5,998	6,988	(4,183)	1994
Lake Village	Nokomis	FL	(15,247)	15,850	18,099	—	691	15,850	18,790	34,640	(6,587)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	1,984	5,321	17,962	23,283	(9,895)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	6,846	4,207	21,256	25,463	(14,854)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	4,888	5,004	19,954	24,958	(7,840)	2006
Lake Fairways	North Fort Myers	FL	(37,409)	6,075	18,134	35	4,241	6,110	22,375	28,485	(17,851)	1994
Pine Lakes	North Fort Myers	FL	—	6,306	14,579	2,317	9,535	8,623	24,114	32,737	(18,544)	1994
Pioneer Village	North Fort Myers	FL	(13,149)	4,116	12,353	—	3,173	4,116	15,526	19,642	(8,198)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	1,831	4,224	4,130	8,354	(639)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	5,336	1,784	9,707	11,491	(7,062)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	4,477	1,417	9,917	11,334	(7,260)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	2,262	3,853	10,229	14,082	(3,301)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	3,460	850	6,032	6,882	(3,406)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	3,009	2,250	9,931	12,181	(7,548)	1993
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	3,918	11,265	16,349	27,614	(8,483)	2004
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	736	4,622	7,936	12,558	(2,773)	2011
Hidden Valley	Orlando	FL	—	11,398	12,861	—	1,099	11,398	13,960	25,358	(4,874)	2011
Starlight Ranch	Orlando	FL	(31,796)	13,543	20,388	—	3,284	13,543	23,672	37,215	(8,116)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	1,517	2,610	9,354	11,964	(5,133)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	1,069	2,001	7,073	9,074	(3,918)	2004
The Meadows, FL	Palm Beach Gardens	FL	(36,323)	3,229	9,870	—	7,286	3,229	17,156	20,385	(9,881)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	605	2,798	3,510	6,308	(1,819)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	3,627	2,377	10,712	13,089	(5,904)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	11,758	4,589	24,933	29,522	(15,569)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,274	771	4,787	5,558	(2,597)	1998
Breezy Hill	Pompano Beach	FL	(17,647)	5,424	16,555	—	2,894	5,424	19,449	24,873	(11,296)	2002

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	697	1,085	3,827	4,912	(2,118)	2002
Harbor Lakes	Port Charlotte	FL	(17,462)	3,384	10,154	—	1,500	3,384	11,654	15,038	(6,234)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	2,980	2,469	10,463	12,932	(6,830)	1998
Pickwick Village	Port Orange	FL	(17,110)	2,803	8,870	—	3,933	2,803	12,803	15,606	(7,756)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	609	3,866	4,137	8,003	(1,874)	2016
Emerald Lake	Punta Gorda	FL	(4,193)	3,598	5,197	—	589	3,598	5,786	9,384	(2,019)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,592	717	3,750	4,467	(1,990)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	3,450	2,365	10,736	13,101	(4,255)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	1,054	9,094	9,419	18,513	(2,068)	2018
Palm Lake	Riviera Beach	FL	—	56,323	27,418	—	2,236	56,323	29,654	85,977	(5,042)	2018
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,446	1,089	4,822	5,911	(3,324)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	1,590	2,413	5,306	7,719	(1,132)	2014
Covington Estates	Saint Cloud	FL	(9,008)	3,319	7,253	—	333	3,319	7,586	10,905	(2,701)	2011
Winds of St. Armands North	Sarasota	FL	(23,774)	1,523	5,063	—	3,954	1,523	9,017	10,540	(7,346)	1983
Winds of St. Armands South	Sarasota	FL	(15,499)	1,106	3,162	1,744	2,713	2,850	5,875	8,725	(4,069)	1983
Topics RV Resort	Spring Hill	FL	(2,274)	844	2,568	—	850	844	3,418	4,262	(1,777)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	1,629	1,678	6,673	8,351	(2,722)	2007
Carefree Village	Tampa	FL	(23,918)	6,799	10,421	—	1,309	6,799	11,730	18,529	(4,091)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	697	2,678	4,713	7,391	(1,631)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	2,321	11,369	25,091	36,460	(8,107)	2011
Bay Indies	Venice	FL	(61,198)	10,483	31,559	10	8,551	10,493	40,110	50,603	(32,393)	1994
Ramblers Rest RV Resort	Venice	FL	(29,945)	4,646	14,201	—	8,258	4,646	22,459	27,105	(9,312)	2006
Countryside at Vero Beach	Vero Beach	FL	(50,619)	3,711	11,133	—	8,908	3,711	20,041	23,752	(13,136)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	3,398	2,403	10,657	13,060	(8,074)	1994
Heron Cay	Vero Beach	FL	(27,504)	14,368	23,792	—	2,081	14,368	25,873	40,241	(8,814)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	258	350	1,632	1,982	(1,204)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	1,455	1,603	6,268	7,871	(3,030)	2004
Vero Palm Estates	Vero Beach	FL	(11,042)	6,697	9,025	—	1,473	6,697	10,498	17,195	(3,451)	2011
Village Green	Vero Beach	FL	(53,281)	15,901	25,175	518	2,874	16,419	28,049	44,468	(9,760)	2011
Peace River	Wauchula	FL	—	900	2,100	—	2,088	900	4,188	5,088	(1,527)	2006
Palm Beach Colony	West Palm Beach	FL	(10,632)	5,930	10,113	8	946	5,938	11,059	16,997	(3,891)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	1,611	6,990	16,726	23,716	(5,746)	2011
Three Flags	Wildwood	FL	—	228	684	—	625	228	1,309	1,537	(613)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	1,247	2,321	8,209	10,530	(3,446)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	10,155	3,961	16,989	20,950	(3,201)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Forest Lake Estates MH	Zephyrhills	FL	(19,207)	40,716	33,918	1,048	2,005	41,764	35,923	77,687	(11,016)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	207	—	744	744	(159)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	172	837	2,690	3,527	(1,479)	2004
Coach Royale	Boise	ID	—	465	1,685	—	373	465	2,058	2,523	(671)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	855	1,358	6,006	7,364	(2,020)	2011
Shenandoah Estates	Boise	ID	(8,194)	1,287	7,603	—	562	1,287	8,165	9,452	(2,687)	2011
West Meadow Estates	Boise	ID	(7,304)	1,371	6,770	—	293	1,371	7,063	8,434	(2,443)	2011
O'Connell's Yogi Bear RV Resort	Amboy	IL	(3,247)	1,648	4,974	—	3,051	1,648	8,025	9,673	(3,728)	2004
Pheasant Lake Estates	Beecher	IL	(39,315)	12,764	42,183	—	1,939	12,764	44,122	56,886	(11,906)	2013
Pine Country	Belvidere	IL	—	53	166	—	2,579	53	2,745	2,798	(457)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	15,567	6,138	36,600	42,738	(22,794)	1994
Golf Vista Estates	Monee	IL	—	2,842	4,719	—	13,150	2,842	17,869	20,711	(8,293)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	7,456	456	8,517	8,973	(1,788)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	1,767	157	2,132	2,289	(465)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	758	1,399	4,944	6,343	(2,205)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	259	426	1,540	1,966	(814)	2004
Diamond Caverns	Park City	KY	—	530	1,512	—	611	530	2,123	2,653	(950)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	420	91	708	799	(320)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	197	2,034	3,379	5,413	(1,204)	2011
The Glen	Rockland	MA	—	940	1,680	—	15	940	1,695	2,635	(621)	2011
Old Chatham	South Dennis	MA	(6,552)	1,760	5,293	—	612	1,760	5,905	7,665	(2,846)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	823	110	1,170	1,280	(429)	2006
Fernwood	Capitol Heights	MD	(12,331)	6,556	11,674	—	1,269	6,556	12,943	19,499	(4,406)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,805	22,774	44,380	67,154	(15,468)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	564	1,037	3,691	4,728	(1,548)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	253	267	1,055	1,322	(454)	2007
Pinehirst	Old Orchard Beach	ME	(10,146)	1,942	5,827	—	2,608	1,942	8,435	10,377	(3,718)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	323	1,451	4,731	6,182	(2,031)	2007
Moody Beach	Wells	ME	—	93	292	—	5,184	93	5,476	5,569	(486)	2006
Bear Cave	Buchanan	MI	—	176	516	—	690	176	1,206	1,382	(403)	2006
St Clair	St. Clair	MI	—	453	1,068	6	862	459	1,930	2,389	(846)	2004
Cedar Knolls	Apple Valley	MN	(29,555)	10,021	14,357	—	1,977	10,021	16,334	26,355	(5,655)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	3,470	11,097	26,602	37,699	(8,739)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,339	2,959	10,221	13,180	(3,410)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	3,090	4,314	12,022	16,336	(3,309)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Forest Lake	Advance	NC	—	986	2,325	13	1,742	999	4,067	5,066	(1,701)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	831	1,183	4,342	5,525	(1,892)	2006
Waterway RV	Cedar Point	NC	(4,965)	2,392	7,185	—	1,234	2,392	8,419	10,811	(4,336)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	2,260	1,709	5,621	7,330	(2,320)	2004
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	—	3,414	5,898	9,312	—	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	2,483	1,037	5,558	6,595	(1,972)	2006
Lake Gaston	Littleton	NC	—	130	409	—	2,052	130	2,461	2,591	(533)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	1,137	1,504	5,724	7,228	(2,472)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	204	1,476	2,796	4,272	(715)	2015
Goose Creek	Newport	NC	(13,830)	4,612	13,848	750	2,880	5,362	16,728	22,090	(8,841)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	340	3,097	5,421	8,518	(1,348)	2015
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	—	4,633	7,777	12,410	—	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,144	2,790	7,233	18,206	25,439	(2,356)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	1,338	4,563	16,287	20,850	(5,525)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	406	943	3,313	4,256	(1,147)	2011
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	271	1,755	5,536	7,291	(2,847)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	753	3,096	2,855	5,951	(851)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,369	3,557	5,279	8,836	(2,107)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	391	4,027	3,975	8,002	(1,280)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	—	3,707	4,642	8,349	(273)	2020
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	1,086	536	1,375	1,911	(250)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,174	2,840	5,219	8,059	(1,169)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	2,440	378	3,632	4,010	(1,578)	2006
Chestnut Lake	Port Republic	NJ	—	337	796	5	1,295	342	2,091	2,433	(793)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,149	198	4,774	4,972	(1,046)	2006
Pine Ridge at Crestwood	Whiting	NJ	(50,057)	17,367	33,127	—	5,391	17,367	38,518	55,885	(12,478)	2011
Mountain View - NV	Henderson	NV	(30,922)	16,665	25,915	—	878	16,665	26,793	43,458	(9,314)	2011
Bonanza Village	Las Vegas	NV	—	908	2,643	—	2,371	908	5,014	5,922	(3,905)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	3,432	2,995	12,452	15,447	(8,565)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	1,458	2,648	9,447	12,095	(7,703)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,102	1,730	7,368	9,098	(5,901)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	1,715	1,063	4,188	5,251	(1,723)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	1,859	2,896	10,633	13,529	(7,662)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	1,660	1,115	4,900	6,015	(1,945)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	3,641	4,936	17,766	22,702	(8,171)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	8,331	3,562	19,039	22,601	(7,199)	2005
The Woodlands	Lockport	NY	(42,935)	12,183	39,687	—	5,551	12,183	45,238	57,421	(14,600)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	6,976	4,151	16,390	20,541	(10,588)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	6,674	7,325	27,815	35,140	(13,095)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	433	540	2,059	2,599	(830)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	657	299	1,353	1,652	(531)	2004
Wilmington	Wilmington	OH	—	235	555	3	722	238	1,277	1,515	(495)	2004
Bend	Bend	OR	—	733	1,729	10	2,845	743	4,574	5,317	(1,509)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	1,605	1,197	5,298	6,495	(3,258)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	2,746	1,091	5,285	6,376	(2,216)	2004
Falcon Wood Village	Eugene	OR	(12,494)	1,112	3,426	—	961	1,112	4,387	5,499	(3,076)	1997
Portland Fairview	Fairview	OR	(19,011)	7,330	10,278	—	860	7,330	11,138	18,468	(3,051)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	801	—	4,050	4,050	(2,950)	1997
South Jetty	Florence	OR	—	678	1,598	9	1,839	687	3,437	4,124	(1,217)	2004
Seaside	Seaside	OR	—	891	2,101	12	1,513	903	3,614	4,517	(1,581)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	1,100	764	2,877	3,641	(1,367)	2004
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	13,458	1,817	19,191	21,008	(4,571)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	798	8,359	17,739	26,098	(6,032)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	1,153	866	3,754	4,620	(1,317)	2009
Green Acres	Breinigsville	PA	(36,024)	2,680	7,479	—	6,251	2,680	13,730	16,410	(10,555)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	841	111	1,191	1,302	(365)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	844	296	1,777	2,073	(686)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	324	206	973	1,179	(401)	2006
Drummer Boy	Gettysburg	PA	(10,647)	1,884	20,342	—	643	1,884	20,985	22,869	(2,890)	2019
Round Top	Gettysburg	PA	(7,670)	1,214	11,355	—	667	1,214	12,022	13,236	(2,481)	2019
Circle M	Lancaster	PA	—	330	1,041	—	1,775	330	2,816	3,146	(1,072)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	2,529	1,301	5,557	6,858	(2,481)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	692	1,263	4,478	5,741	(1,718)	2009
PA Dutch County	Manheim	PA	—	88	278	—	499	88	777	865	(257)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,117	1,593	5,912	7,505	(3,140)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	3,295	5,627	16,888	22,515	(5,214)	2011
Scotrun	Scotrun	PA	—	153	483	—	909	153	1,392	1,545	(391)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	984	1,666	6,028	7,694	(2,719)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	747	3,207	7,929	11,136	(2,665)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Timber Creek	Westerly	RI	—	12,618	8,489	—	326	12,618	8,815	21,433	(3,012)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	923	463	2,001	2,464	(812)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	448	1,546	5,090	6,636	(2,384)	2006
The Oaks	Yemassee	SC	—	267	810	—	340	267	1,150	1,417	(477)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	1,803	540	3,060	3,600	(1,180)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	229	120	508	628	(242)	2004
Alamo Palms	Alamo	TX	(5,874)	1,562	7,924	—	541	1,562	8,465	10,027	(2,875)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	1,979	444	3,012	3,456	(969)	2004
Colorado River	Columbus	TX	—	466	1,099	6	1,246	472	2,345	2,817	(871)	2004
Victoria Palms	Donna	TX	(9,939)	2,849	12,305	—	4,407	2,849	16,712	19,561	(5,221)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	1,986	494	3,137	3,631	(1,519)	2004
Lakewood	Harlingen	TX	—	325	979	—	622	325	1,601	1,926	(764)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	1,557	1,568	6,262	7,830	(3,173)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	2,105	1,494	6,589	8,083	(3,253)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	1,047	1,221	4,856	6,077	(2,741)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	1,946	949	4,154	5,103	(1,863)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	834	448	2,179	2,627	(1,011)	2004
Lake Tawakoni	Point	TX	—	35	2,320	—	891	35	3,211	3,246	(1,525)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	7,440	2,945	13,000	15,945	(8,682)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,500	627	3,381	4,008	(1,656)	2004
Leisure World	Weslaco	TX	(2,642)	957	2,575	—	—	957	2,575	3,532	—	2020
Southern Comfort	Weslaco	TX	(4,165)	1,108	3,323	—	837	1,108	4,160	5,268	(2,184)	2004
Trails End RV	Weslaco	TX	(4,089)	1,115	4,086	—	—	1,115	4,086	5,201	—	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	1,729	689	3,331	4,020	(1,386)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	16,330	1,381	19,544	20,925	(4,334)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	2,601	1,346	6,780	8,126	(4,653)	1997
St George	Hurricane	UT	—	64	264	2	1,233	66	1,497	1,563	(296)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	915	510	2,538	3,048	(1,646)	1997
Meadows of Chantilly	Chantilly	VA	(39,366)	5,430	16,440	—	8,473	5,430	24,913	30,343	(18,955)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	896	64	1,098	1,162	(366)	2006
Lynchburg	Gladys	VA	—	266	627	3	800	269	1,427	1,696	(537)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	3,658	1,246	6,558	7,804	(2,615)	2004
Bayport Development	Jamaica	VA	—	4,942	—	1,892	—	6,834	—	6,834	—	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	467	610	1,886	2,496	(966)	2004
Grey's Point Camp	Topping	VA	(21,642)	33,491	17,104	—	2,691	33,491	19,795	53,286	(4,956)	2017

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/20
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Bethpage Camp Resort	Urbanna	VA	(36,123)	45,415	38,149	—	3,633	45,415	41,782	87,197	(8,315)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	817	111	1,167	1,278	(338)	2006
Regency Lakes	Winchester	VA	(40,427)	9,757	19,055	—	2,099	9,757	21,154	30,911	(7,199)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	700	509	1,885	2,394	(774)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	2,292	629	3,756	4,385	(1,401)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	2,913	598	4,305	4,903	(1,414)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	870	475	2,295	2,770	(826)	2008
Tall Chief	Fall City	WA	—	314	946	—	817	314	1,763	2,077	(645)	2010
Kloshe Illahee	Federal Way	WA	(18,946)	2,408	7,286	—	1,027	2,408	8,313	10,721	(6,207)	1997
La Conner	La Conner	WA	—	—	2,016	—	1,610	—	3,626	3,626	(1,945)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	1,390	796	3,243	4,039	(1,456)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	709	506	1,887	2,393	(838)	2004
Little Diamond	Newport	WA	—	353	834	5	1,215	358	2,049	2,407	(846)	2004
Oceana	Oceana City	WA	—	283	668	4	583	287	1,251	1,538	(472)	2004
Crescent Bar	Quincy	WA	—	314	741	4	752	318	1,493	1,811	(680)	2004
Long Beach	Seaview	WA	—	321	758	5	556	326	1,314	1,640	(603)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	1,033	472	2,132	2,604	(886)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	3,703	4,474	20,297	24,771	(4,883)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	1,263	1,437	5,559	6,996	(2,895)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	312	556	1,941	2,497	(1,025)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	1,454	1,789	9,067	10,856	(2,138)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	1,235	3,159	15,065	18,224	(3,721)	2014
Westwood Estates	Pleasant Prairie	WI	(19,628)	5,382	19,732	—	2,401	5,382	22,133	27,515	(5,899)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	1,809	2,293	8,688	10,981	(3,134)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	874	714	3,026	3,740	(1,309)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	233	1,333	2,471	3,804	(874)	2019
Neshonoc Lakeside	West Salem	WI	(4,826)	1,106	4,861	(1)	413	1,105	5,274	6,379	(1,322)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	871	522	2,487	3,009	(1,036)	2006
Subtotal of Properties Held for Long Term			(2,444,930)	1,607,061	3,019,193	65,604	1,095,340	1,672,665	4,114,533	5,787,198	(1,834,665)
Realty Systems, Inc.			—	—	—	414	331,633	414	331,633	332,047	(64,142)	2002
Management business and other			—	3,448	578	109	37,046	3,557	37,624	41,181	(25,778)
			$(2,444,930)	$1,610,509	$3,019,771	$66,127	$1,464,019	$1,676,636	$4,483,790	$6,160,426	$(1,924,585)

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for Country Place Village, which was constructed.
(3)Aggregate cost for federal income tax purposes is approximately $4.0 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2020	2019	2018
Balance, beginning of year	$5,743,049	$5,273,477	$4,915,813
Acquisitions	248,253	250,843	265,129
Improvements	217,082	257,993	181,622
Properties held for sale	—	—	(49,973)
Dispositions and other	(47,958)	(39,264)	(39,114)
Balance, end of year	$6,160,426	$5,743,049	$5,273,477

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2020	2019	2018
Balance, beginning of year	$1,776,224	$1,631,888	$1,516,694
Depreciation and amortization	157,673	153,893	137,209
Properties held for sale	—	—	(14,547)
Dispositions and other	(9,312)	(9,557)	(7,468)
Balance, end of year	$1,924,585	$1,776,224	$1,631,888