Form 10-Q
period 2021-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2021-04-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,315,039 shares of Common Stock as of April 22, 2021.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investment in real estate:
Land	$1,861,574	$1,676,636
Land improvements	3,629,258	3,543,479
Buildings and other depreciable property	1,014,906	940,311
	6,505,738	6,160,426
Accumulated depreciation	(1,968,711)	(1,924,585)
Net investment in real estate	4,537,027	4,235,841
Cash and restricted cash	91,528	24,060
Notes receivable, net	37,195	35,844
Investment in unconsolidated joint ventures	19,861	19,726
Deferred commission expense	43,880	42,472
Other assets, net	56,224	61,026
Total Assets	$4,785,715	$4,418,969

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,634,643	$2,444,930
Term loan, net	299,120	—
Unsecured line of credit	50,000	222,000
Accounts payable and other liabilities	142,614	129,666
Deferred membership revenue	160,792	150,692
Accrued interest payable	8,803	8,336
Rents and other customer payments received in advance and security deposits	115,515	92,587
Distributions payable	69,882	66,003
Total Liabilities	3,481,369	3,114,214
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and shares authorized as of March 31, 2021 and December 31, 2020; 182,308,380 and 182,230,631 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	1,813	1,813
Paid-in capital	1,411,813	1,411,397
Distributions in excess of accumulated earnings	(180,370)	(179,523)
Accumulated other comprehensive income (loss)	129	—
Total Stockholders’ Equity	1,233,385	1,233,687
Non-controlling interests – Common OP Units	70,961	71,068
Total Equity	1,304,346	1,304,755
Total Liabilities and Equity	$4,785,715	$4,418,969

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2021	2020
Revenues:
Rental income	$249,022	$239,346
Annual membership subscriptions	13,654	13,073
Membership upgrade sales current period, gross	10,014	4,843
Membership upgrade sales upfront payments, deferred, net	(7,427)	(2,542)
Other income	10,521	11,059
Gross revenues from home sales	15,220	11,309
Brokered resale and ancillary services revenues, net	2,337	938
Interest income	1,767	1,807
Income from other investments, net	936	643
Total revenues	296,044	280,476
Expenses:
Property operating and maintenance	88,873	83,634
Real estate taxes	17,850	16,841
Sales and marketing, gross	6,176	3,978
Membership sales commissions, deferred, net	(1,499)	(216)
Property management	15,380	15,004
Depreciation and amortization	45,398	39,024
Cost of home sales	14,868	11,911
Home selling expenses	1,306	1,213
General and administrative	10,512	10,855
Other expenses	698	588
Early debt retirement	2,029	1,054
Interest and related amortization	26,275	26,073
Total expenses	227,866	209,959
Loss on sale of real estate, net	(59)	—
Income before equity in income of unconsolidated joint ventures	68,119	70,517
Equity in income of unconsolidated joint ventures	868	207
Consolidated net income	68,987	70,724

Income allocated to non-controlling interests – Common OP Units	(3,747)	(3,849)
Net income available for Common Stockholders	$65,240	$66,875

Consolidated net income	$68,987	$70,724
Other comprehensive income (loss):
Adjustment for fair market value of swap	129	(1,333)
Consolidated comprehensive income	69,116	69,391
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,754)	(3,776)
Comprehensive income attributable to Common Stockholders	$65,362	$65,615

Earnings per Common Share – Basic	$0.36	$0.37

Earnings per Common Share – Fully Diluted	$0.36	$0.37

Weighted average Common Shares outstanding – Basic	181,945	181,729
Weighted average Common Shares outstanding – Fully Diluted	192,685	192,564

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2020	$1,813	$1,411,397	$(179,523)	$—	$71,068	$1,304,755
Exchange of Common OP Units for Common Stock	—	58	—	—	(58)	—
Issuance of Common Stock through employee stock purchase plan	—	732	—	—	—	732
Compensation expenses related to restricted stock and stock options	—	2,556	—	—	—	2,556
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	(2,814)
Adjustment for fair market value of swap	—	—	—	129	—	129
Consolidated net income	—	—	65,240	—	3,747	68,987
Distributions	—	—	(66,087)	—	(3,796)	(69,883)
Other	—	(116)	—	—	—	(116)
Balance as of March 31, 2021	$1,813	$1,411,813	$(180,370)	$129	$70,961	$1,304,346

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2019	$1,812	$1,402,696	$(154,318)	$(380)	$72,078	$1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	(3,875)	—	—	(3,875)
Balance as of January 1, 2020	1,812	1,402,696	(158,193)	(380)	72,078	1,318,013
Exchange of Common OP Units for Common Stock	—	63	—	—	(63)	—
Issuance of Common Stock through employee stock purchase plan	—	619	—	—	—	619
Compensation expenses related to restricted stock and stock options	—	2,964	—	—	—	2,964
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	(3,962)
Adjustment for Common OP Unitholders in the Operating Partnership	—	277	—	—	(277)	—
Adjustment for fair market value of swap	—	—	—	(1,333)	—	(1,333)
Consolidated net income	—	—	66,875	—	3,849	70,724
Distributions	—	—	(62,385)	—	(3,590)	(65,975)
Other	—	(143)	—	—	—	(143)
Balance as of March 31, 2020	$1,812	$1,402,514	$(153,703)	$(1,713)	$71,997	$1,320,907

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Consolidated net income	$68,987	$70,724
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate, net	59	—
Early debt retirement	2,029	1,054
Depreciation and amortization	46,119	39,628
Amortization of loan costs	1,111	872
Debt premium amortization	(83)	(114)
Equity in income of unconsolidated joint ventures	(868)	(207)
Proceeds from insurance claims, net	2,343	756
Compensation expense related to incentive plans	2,939	3,347
Revenue recognized from membership upgrade sales upfront payments	(2,587)	(2,301)
Commission expense recognized related to membership sales	955	940
Changes in assets and liabilities:
Notes receivable, net	(1,366)	(317)
Deferred commission expense	(2,363)	(1,020)
Other assets, net	17,884	13,324
Accounts payable and other liabilities	11,781	(2,096)
Deferred membership revenue	12,687	6,563
Rents and other customer payments received in advance and security deposits	13,704	(261)
Net cash provided by operating activities	173,331	130,892
Cash Flows From Investing Activities:
Real estate acquisitions, net	(295,599)	(1,352)
Proceeds from disposition of properties, net	(7)	—
Distributions of capital from unconsolidated joint ventures	731	150
Capital improvements	(56,778)	(48,959)
Net cash used in investing activities	(351,653)	(50,161)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	732	619
Distributions:
Common Stockholders	(62,414)	(55,765)
Common OP Unitholders	(3,589)	(3,213)
Share based award tax withholding payments	(2,814)	(3,962)
Principal payments and mortgage debt repayment	(80,351)	(61,791)
Mortgage notes payable financing proceeds	270,000	275,385
Term loan proceeds	300,000	—
Line of Credit repayment	(283,000)	(222,500)
Line of Credit proceeds	111,000	62,500
Debt issuance and defeasance costs	(3,658)	(3,800)
Other	(116)	(143)
Net cash provided by (used in) financing activities	245,790	(12,670)
Net increase in cash and restricted cash	67,468	68,061
Cash and restricted cash, beginning of period	24,060	28,860
Cash and restricted cash, end of period	$91,528	$96,921

	Quarters Ended March 31,
	2021	2020
Supplemental Information:
Cash paid for interest	$24,864	$25,518
Net investment in real estate – reclassification of rental homes	$12,751	$9,319
Other assets, net – reclassification of rental homes	$(12,751)	$(9,319)

Real estate acquisitions:
Investment in real estate	$(303,292)	$(1,531)
Other assets, net	(2,781)	—
Accrued expenses and accounts payable	1,251	—
Rents and other customer payments received in advance and security deposits	9,223	179
Real estate acquisitions, net	$(295,599)	$(1,352)

Real estate dispositions:
Investment in real estate	$52	$—
Loss on sale of real estate, net	(59)	—
Real estate dispositions, net	$(7)	$—

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. ("ELS"), a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and its other consolidated subsidiaries (the "Subsidiaries"), are referred to herein as "we," "us," and "our". We are a fully integrated owner of lifestyle-oriented properties ("Properties") consisting of property operations and home sales and rental operations primarily within manufactured home ("MH") and recreational vehicle ("RV") communities. We provide our customers the opportunity to place manufactured homes, cottages or RVs on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas ("Sites") or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays.
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 94.6% interest as of March 31, 2021. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Note 2 – Summary of Significant Accounting Policies
(a)    Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 is optional, effective immediately, and may be elected over time as reference rate reform activities occur generally through December 31, 2022. We continue to evaluate the impact of this guidance and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
(b)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Leases with customers renting our Sites are accounted for as operating leases. The rental income associated with these leases is accounted for in accordance with the ASC 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit place on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. We do not separate expenses reimbursed by our customers ("utility recoveries") from the associated rental income as we meet the practical expedient criteria to combine the lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental income and the associated utility recoveries are the same and, as our leases qualify as operating

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
leases, we account for and present rental income and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income. In addition, customers may lease homes that are located in our communities. These leases are accounted for as operating leases. Rental income derived from customers leasing homes is also accounted for in accordance with ASC 842, Leases and is recognized over the term of the respective lease. The allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectability including historical loss experience, current market conditions and future expectations in forecasting credit losses.
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
(c)    Restricted Cash
As of March 31, 2021 and December 31, 2020, restricted cash consists of $27.6 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

Note 3 – Leases
Lessor
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

(amounts in thousands)	As of March 31, 2021
2021	$108,813
2022	148,245
2023	101,754
2024	43,715
2025	22,029
Thereafter	74,456
Total	$499,012

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2030. For the quarters ended March 31, 2021 and 2020, total operating lease payments were $2.5 million and $2.4 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2021:

	As of March 31, 2021
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2021	$1,649	$2,514	$4,163
2022	1,638	1,577	3,215
2023	626	1,286	1,912
2024	632	897	1,529
2025	637	766	1,403
Thereafter	4,941	2,125	7,066
Total undiscounted rental payments	10,123	9,165	19,288
Less imputed interest	(2,144)	(839)	(2,983)
Total lease liabilities	$7,979	$8,326	$16,305

Right-of-use ("ROU") assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $14.9 million and $16.3 million, respectively, as of March 31, 2021. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% at March 31, 2021.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and three months ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2021	2020
Numerators:
Net income available for Common Stockholders – Basic	$65,240	$66,875
Amounts allocated to dilutive securities	3,747	3,849
Net income available for Common Stockholders – Fully Diluted	$68,987	$70,724
Denominators:
Weighted average Common Shares outstanding – Basic	181,945	181,729
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,473	10,491
Stock options and restricted stock	267	344
Weighted average Common Shares outstanding – Fully Diluted	192,685	192,564

Earnings per Common Share – Basic	$0.36	$0.37

Earnings per Common Share – Fully Diluted	$0.36	$0.37

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit ("OP Unit") holders since January 1, 2020.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021

Equity Offering Program
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of March 31, 2021, the full capacity remained available for issuance.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarters ended March 31, 2021 and 2020, 8,560 and 9,228 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
On January 21, 2021, we completed the acquisition of Okeechobee KOA Resort, a 740-site RV community located in Okeechobee, Florida, for a purchase price of $42.2 million. The acquisition was funded with our unsecured line of credit.
On February 5, 2021, we completed the acquisition of a portfolio of 11 marinas, containing 3,986 slips and 181 RV sites located in Florida, North Carolina, South Carolina, Kentucky and Ohio. The purchase price of these properties was $262.0 million, which was funded with proceeds from the Loan as discussed in Note 8. Borrowing Arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2021 and December 31, 2020, respectively):

					Investment as of		Income/(Loss) for Years Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Meadows	Various (2,2)	1,077	50%		$—	$—	$550	$—
Lakeshore	Florida (3,3)	721	(b)		2,251	2,281	152	90
Voyager	Arizona (1,1)	1,801	50%	(c)	112	83	30	(10)
ECHO JV	Various	—	50%		17,498	17,362	136	127
		3,599			$19,861	$19,726	$868	$207
_____________________
(a)The percentages shown approximate our economic interest as of March 31, 2021. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest and the Crosswinds joint venture in which we own a 49% interest.
(c)Primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing this Property.
We received approximately $0.7 million and $0.2 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2021 and 2020, respectively. Approximately $0.7 million and $0.1 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended March 31, 2021 and 2020, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2021		As of December 31, 2020
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,617,135	$2,662,443	$2,537,137	$2,472,876

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of March 31, 2021, was approximately 3.8% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 117 and 116 of our Properties as of March 31, 2021 and December 31, 2020, respectively, and the gross carrying value of such Properties was approximately $2,683.9 million and $2,580.9 million, as of March 31, 2021 and December 31, 2020, respectively.
2021 Activity
During the quarter ended March 31, 2021, we entered into a $270.0 million secured financing transaction maturing in 10 years and bearing a fixed interest rate of 2.4% per annum. The loan is secured by two RV communities and one MH community. The net proceeds from the transaction were used to repay $67.0 million of principal on two mortgage loans that were due to mature in 2022, incurring $1.9 million of prepayment penalties, as well as to repay a portion of the outstanding balance on our line of credit. These mortgage loans had a weighted average interest rate of 5.1% per annum and were secured by two RV communities.
2020 Activity
During the quarter ended March 31, 2020, we entered into a $275.4 million secured credit facility with Fannie Mae, maturing in 10 years and bearing a fixed interest rate of 2.7% per annum. The facility is secured by eight MH and four RV communities. We also repaid $48.1 million of principal on three mortgage loans that were due to mature in 2020, incurring $1.0 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.2% per annum and were secured by three MH communities.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
Unsecured Debt
During the quarter ended March 31, 2021, in conjunction with the marina portfolio acquisition as discussed in Note 6. Investment in Real Estate, we entered into a $300.0 million senior unsecured term loan agreement ("Loan"). The maturity date was October 27, 2021 with an interest rate of LIBOR plus 1.45%. We incurred commitment and arrangement fees of approximately $1.1 million.
The unsecured Line of Credit ("LOC") had a balance of $50.0 million and $222.0 million outstanding as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our LOC had remaining borrowing capacity of $350.0 million.
In April 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan ("Term Loan"). The variable interest rate on the Term Loan is fixed at 1.8% per annum pursuant to the Swap (as defined in Note 9. Derivative Instruments and Hedging). We used the net proceeds from the Term Loan to repay the Loan. See Note 13. Subsequent Events for further details.
As of March 31, 2021, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
During the quarter ended March 31, 2021, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The 2021 Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of March 31, 2021, our spread over LIBOR was 1.45% resulting in an estimated all-in interest rate of 1.84% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2021	2020
Interest Rate Swap	Other assets, net	$129	$—

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarters ended March 31,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the quarters ended March 31,
(amounts in thousands)	2021	2020	(amounts in thousands)	2021	2020
Interest Rate Swap	$(112)	$1,424	Interest Expense	$17	$91

During the next twelve months, we estimate that $0.7 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2021, we had not posted any collateral related to this Swap.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. During the quarter ended March 31, 2021, 104,734 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2022, January 27, 2023 and January 26, 2024, respectively, and have a grant date fair value of $3.3 million. The remaining 50% are performance-based awards vesting in equal installments on January 31, 2022, January 27, 2023 and January 26, 2024, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,454 shares of restricted stock subject to 2021 performance goals have a grant date fair value of $1.1 million.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2021 and 2020, was $2.6 million and $3.0 million, respectively.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The Nicholsons' claim that the Operating Partnership is required to indemnify the Nicholsons for legal fees with respect to the claims brought by the third parties in the Superior Court litigation is proceeding in the arbitration.
We intend to continue to vigorously defend our interests in this matter. As of March 31, 2021, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2021 or 2020.
The following tables summarize our segment financial information for the quarters ended March 31, 2021 and 2020:
Quarter Ended March 31, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$273,555	$19,786	$293,341
Operations expenses	(125,537)	(17,417)	(142,954)
Income from segment operations	148,018	2,369	150,387
Interest income	1,148	615	1,763
Depreciation and amortization	(42,778)	(2,620)	(45,398)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$106,329	$364	$106,693
Reconciliation to consolidated net income:
Corporate interest income			4
Income from other investments, net			936
General and administrative			(10,512)
Other expenses			(698)
Interest and related amortization			(26,275)
Equity in income of unconsolidated joint ventures			868
Early debt retirement			(2,029)
Consolidated net income			$68,987

Total assets	$4,524,713	$261,002	$4,785,715
Capital improvements	$36,468	$20,310	$56,778

Quarter Ended March 31, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$262,474	$15,552	$278,026
Operations expenses	(117,898)	(14,467)	(132,365)
Income from segment operations	144,576	1,085	145,661
Interest income	1,075	727	1,802
Depreciation and amortization	(36,220)	(2,804)	(39,024)
Income (loss) from operations	$109,431	$(992)	$108,439
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			643
General and administrative			(10,855)
Other expenses			(588)
Interest and related amortization			(26,073)
Equity in income of unconsolidated joint ventures			207
Early debt retirement			(1,054)
Consolidated net income			$70,724

Total assets	$3,936,862	$275,602	$4,212,464
Capital improvements	$32,605	$16,354	$48,959

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(amounts in thousands)	2021	2020
Revenues:
Rental income	$244,729	$235,364
Annual membership subscriptions	13,654	13,073
Membership upgrade sales current period, gross	10,014	4,843
Membership upgrade sales upfront payments, deferred, net	(7,427)	(2,542)
Other income	10,521	11,059
Ancillary services revenues, net	2,064	677
Total property operations revenues	273,555	262,474
Expenses:
Property operating and maintenance	87,630	82,291
Real estate taxes	17,850	16,841
Sales and marketing, gross	6,176	3,978
Membership sales commissions, deferred, net	(1,499)	(216)
Property management	15,380	15,004
Total property operations expenses	125,537	117,898
Income from property operations segment	$148,018	$144,576

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(amounts in thousands)	2021	2020
Revenues:
Rental income (a)	$4,293	$3,982
Gross revenue from home sales	15,220	11,309
Brokered resale revenues, net	273	261
Ancillary services revenues, net	—	—
Total revenues	19,786	15,552
Expenses:
Rental home operating and maintenance	1,243	1,343
Cost of home sales	14,868	11,911
Home selling expenses	1,306	1,213
Total expenses	17,417	14,467
Income from home sales and rentals operations segment	$2,369	$1,085
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
On April 19, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) which amends and restates the terms of the obligations owed by us under the Second Amended and Restated Credit Agreement, dated as of October 27, 2017, pursuant to which we have access to a $500 million unsecured line of credit (the “LOC”) and a $300 million senior unsecured term loan facility (the “Term Loan”). We used the net proceeds from the Term Loan to repay the Loan. The LOC maturity date was extended to April 18, 2025, and this term can be extended two times for additional six-month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%.
We extended the maturity of our Term Loan. The Term Loan now matures on April 17, 2026 and has an interest rate of LIBOR plus 1.40% to 1.95% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Subsequent Events (continued)
leverage throughout the respective loan terms. We incurred commitment and arrangement fees of approximately $7.1 million to enter into the Third Amended and Restated Credit Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), as well as information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home ("MH") and recreational vehicle ("RV") communities. As of March 31, 2021, we owned or had an ownership interest in a portfolio of 434 Properties located throughout the United States and Canada containing 165,507 individual developed areas ("Sites"). These Properties are located in 33 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value to our residents and guests as well as stockholders. Our business model is intended to provide an opportunity for increased cash flows and appreciation in value. We seek growth in earnings, Funds from Operations ("FFO"), Normalized Funds from Operations ("Normalized FFO") and cash flows by enhancing the profitability and operation of our Properties and investments. We accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes, and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses. We also actively pursue opportunities that fit our acquisition criteria and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties.
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 17% from 2021 to 2036. These individuals, seeking an active lifestyle, will continue to drive the market for second home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographic will contribute to our future long-term customer pipeline. RV Industry Association ("RVIA") tracking of the RV industry as of 2021 showed that those under 45 years of age is the fastest growing segment of RV owners and has been for the past few years. The RVIA also completed a survey showing that RV purchase intent is strongest among Millennials, followed closely by Generation X. Millennials and Generation X combined represent over half of RV buyers. RVIA statistics as of 2021 show that over 11 million U.S. households own an RV, an increase of 62% over the past 20 years. The increase is driven by strong interest from younger individuals and families who live an active, outdoor lifestyle and baby boomers who are entering retirement. These groups exhibit interest in adopting a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer's vacation and travel preferences. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2021
MH Sites	73,300
RV Sites:
Annual	30,800
Seasonal	10,700
Transient	15,400
Marina Slips	6,800
Membership (1)	24,800
Joint Ventures (2)	3,600
Total (3)	165,500
_________________________
(1)Primarily utilized to service the approximately 117,100 members. Includes approximately 5,900 Sites rented on an annual basis.
(2)Includes approximately 2,900 annual Sites, 200 seasonal Sites and 500 transient Sites.
(3)Total does not foot due to rounding.
In our Home Sales and Rentals Operations business, our revenue streams include home sales, home rentals and brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing manufactured homes and cottages that are located in Properties owned and managed by us. We believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the "ECHO JV"). Additionally, home sale brokerage services are offered to our residents who may choose to sell their homes rather than relocate them when moving from a Property. At certain Properties, we operate ancillary facilities, such as golf courses, retail operations and restaurants.
In the manufactured housing industry, options for home financing, also known as chattel financing, are limited. Chattel financing options available today include community owner-funded programs or third-party lender programs that provide subsidized financing to customers and often require the community owner to guarantee customer defaults. Third-party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and relatively high interest rates. We have a limited program under which we purchase loans made by an unaffiliated lender to homebuyers at our Properties.
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
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Centers for Disease Control and Prevention ("CDC") and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. All properties continue to be open subject to seasons of operation. Our property offices are open to residents and customers, and we are observing social distancing along with other CDC recommended protocols. Amenities are available to our residents and customers subject to COVID-19 related state and local guidelines.
During the first quarter of 2021, seasonal RV base rental income decreased approximately $7.2 million compared to the first quarter of 2020, primarily due to decreases in the South and West regions, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19. Within the RV platform, we were successful in offsetting some of the decrease in our seasonal RV business with growth in our transient business during the first quarter of 2021 compared to the first quarter of 2020. During the first quarter of 2021, we continued to see positive demand as COVID-19 cases declined and vaccine availability increased.
We continue to closely monitor cash collections as a leading indicator of the performance of our business. As of April 15, 2021, the total collection rates from our MH and RV annual customers for the quarter ended March 31, 2021 were 98% and 99%, respectively. We continue to follow various state and local guidelines related to rent collections and eviction proceedings.

Management's Discussion and Analysis (continued)

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
Results Overview
For the quarter ended March 31, 2021, net income available for Common Stockholders decreased $1.7 million, or $0.01 per fully diluted Common Share, to $65.2 million, or $0.36 per fully diluted Common Share, compared to $66.9 million, or $0.37 per fully diluted Common Share, for the same period in 2020.
For the quarter ended March 31, 2021, FFO available for Common Stock and Operating Partnership unit ("OP Unit") holders increased $8.3 million, or $0.05 per fully diluted Common Share, to $120.6 million, or $0.63 per fully diluted Common Share, compared to $112.3 million, or $0.58 per fully diluted Common Share, for the same period in 2020.
For the quarter ended March 31, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $9.3 million, or $0.05 per fully diluted Common Share, to $122.6 million, or $0.64 per fully diluted Common Share, compared to $113.3 million, or $0.59 per fully diluted Common Share, for the same period in 2020.
For the quarter ended March 31, 2021, our Core Portfolio property operating revenues, excluding deferrals, increased 2.8% and property operating expenses, excluding deferrals and property management, increased 4.2%, from the same period in 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 1.9% compared to the same period in 2020.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.3% for the quarter ended March 31, 2021, compared to 95.4% for the quarter ended December 31, 2020 and 95.1% for the same period in 2020. The decrease in average occupancy from the prior quarter is due to expansion sites completed and added to our Core Portfolio during the quarter but not yet occupied as of March 31, 2021. For the quarter ended March 31, 2021, our Core Portfolio occupancy increased by 85 sites with an increase in homeowner occupancy of 104 sites, compared to occupancy as of December 31, 2020. By comparison, for the quarter ended March 31, 2020, our Core Portfolio occupancy increased 13 sites with an increase in homeowner occupancy of 76 sites. In addition to higher occupancy, we have increased rental rates during the quarter ended March 31, 2021, contributing to a growth of 4.1% in MH rental income, compared to the same period in 2020.
RV and marina rental income in our Core Portfolio for the quarter ended March 31, 2021 was 5.1% lower than the same period in 2020. Annual and transient rental income for the quarter ended March 31, 2021 increased 3.9% and 15.1%, respectively, while seasonal rental income decreased 33.8%. Annual rental income increased primarily due to rate growth, including in the Core marina portfolio. Core annual marina revenue represents 99% of Core marina base rental income. Transient rental income increased as we have continued to see positive demand as COVID-19 cases declined and vaccine availability increased. We also saw an increase in transient reservations in warmer destinations due to colder than average temperatures across the U.S., especially in the North. Seasonal rental income decreased primarily in the South and West regions, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the quarter ended March 31, 2021, annual membership subscriptions revenue increased 4.4% over the same period in 2020. We sold approximately 5,300 TTC memberships during the quarter ended March 31, 2021, representing a 64% increase in sales volume compared to the same period in 2020. We also activated approximately 6,300 TTC memberships through our RV dealer program for the quarter ended March 31, 2021. Membership upgrade sales, gross increased $5.2 million for the quarter ended March 31, 2021 compared to the same period in 2020, driven by approximately 1,400 membership upgrade sales during the quarter. We also experienced a 10% increase in the average sales price per upgrade sold during the first quarter of 2021 compared to the first quarter of 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021. Adventure was introduced in response to demand we were seeing from our current customers who were looking for longer stays and advanced

Management's Discussion and Analysis (continued)

booking windows. We periodically introduce new upgrade products. Based on our historical experience, during the first 60 to 90 days following a new product launch, we experience an increase in upgrade sales and thereafter the upgrade sales fall back in line with historical run rate performance.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 192 new home sales during the quarter ended March 31, 2021, compared to 155 new home sales during the quarter ended March 31, 2020. The increase in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale.
As of March 31, 2021, we had 3,905 occupied rental homes in our Core MH communities, including 295 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $8.5 million and $7.6 million for the quarters ended March 31, 2021 and 2020, respectively. Approximately $8.1 million and $7.8 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the quarters ended March 31, 2021 and 2020, respectively.
Our gross investment in real estate increased $345.3 million to $6,505.7 million as of March 31, 2021 from $6,160.4 million as of December 31, 2020, primarily due to acquisitions and capital improvements during the quarter ended March 31, 2021.
The following chart lists the Properties acquired or sold from January 1, 2020 through March 31, 2021 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2020 (1)				156,500
Acquisition Properties:
Marina Dunes RV Park	Marina, California	RV	October 15, 2020	96
Acorn Campground	Green Creek, New Jersey	RV	October 16, 2020	323
Dolce Vita at Superstition Mountain	Apache Junction, Arizona	MH	December 8, 2020	484
Leisure World RV Resort	Weslaco, Texas	RV	December 9, 2020	333
Trails End RV Resort	Weslaco, Texas	RV	December 9, 2020	362
Meridian RV Resort	Apache Junction, Arizona	RV	December 14, 2020	264
Harbor Point RV Community	Sneads Ferry, North Carolina	RV	December 16, 2020	203
Topsail Sound RV Park	Holly Ridge, North Carolina	RV	December 17, 2020	230
Marker 1 Marina	Dunedin, Florida	Marina	December 30, 2020	477
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Marina Portfolio (11 Properties)	Multiple	Marina	February 5, 2021	4,167

Expansion Site Development:
Sites added (reconfigured) in 2020				1,202
Sites added (reconfigured) in 2021				76

Total Sites as of March 31, 2021 (1)				165,500
______________________
(1)    Sites are approximate. Total does not foot due to rounding.

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

Management's Discussion and Analysis (continued)

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
Our Core Portfolio consists of our Properties owned and operated during all of 2020 and 2021. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2020 and 2021. This includes, but is not limited to, one MH community, seven RV communities and one marina acquired during 2020 and one RV community and eleven marinas acquired during 2021.
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

Management's Discussion and Analysis (continued)

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
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(amounts in thousands)	2021	2020
Computation of Income from Property Operations:
Net income available for Common Stockholders	$65,240	$66,875
Income allocated to non-controlling interests – Common OP Units	3,747	3,849
Equity in income of unconsolidated joint ventures	(868)	(207)
Income before equity in income of unconsolidated joint ventures	68,119	70,517
Loss on sale of real estate, net	59	—
Total other expenses, net	82,209	75,144
Loss from home sales operations and other	(1,383)	877
Income from property operations	$149,004	$146,538

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(amounts in thousands)	2021	2020
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$65,240	$66,875
Income allocated to non-controlling interests – Common OP Units	3,747	3,849
Membership upgrade sales upfront payments, deferred, net	7,427	2,542
Membership sales commissions, deferred, net	(1,499)	(216)
Depreciation and amortization	45,398	39,024
Depreciation on unconsolidated joint ventures	183	177
Loss on sale of real estate, net	59	—
FFO available for Common Stock and OP Unit holders	120,555	112,251
Early debt retirement	2,029	1,054
Normalized FFO available for Common Stock and OP Unit holders	$122,584	$113,305
Weighted average Common Shares outstanding – Fully Diluted	192,685	192,564

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2021 and March 31, 2020 and our operating activities, investing activities and financing activities for the quarters ended March 31, 2021 and March 31, 2020. For the comparison of our results of operations for the quarters ended March 31, 2020 and March 31, 2019 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2020 and March 31, 2019, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on April 28, 2020.
Comparison of the quarter ended March 31, 2021 to the quarter ended March 31, 2020
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended March 31, 2021 and March 31, 2020:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$148,064	$141,403	$6,661	4.7%	$148,974	$141,421	$7,553	5.3%
Rental home income (1)	4,288	3,983	305	7.7%	4,293	3,982	311	7.8%
RV and marina base rental income (1)	76,966	81,060	(4,094)	(5.1)%	83,588	81,060	2,528	3.1%
Annual membership subscriptions	13,651	13,073	578	4.4%	13,654	13,073	581	4.4%
Membership upgrades sales current period, gross	10,014	4,843	5,171	106.8%	10,014	4,843	5,171	106.8%
Utility and other income (1)	24,124	25,303	(1,179)	(4.7)%	24,718	25,303	(585)	(2.3)%
Property operating revenues, excluding deferrals	277,107	269,665	7,442	2.8%	285,241	269,682	15,559	5.8%

Property operating and maintenance (1)(2)	85,607	83,552	2,055	2.5%	89,660	83,652	6,008	7.2%
Real estate taxes	17,064	16,812	252	1.5%	17,850	16,841	1,009	6.0%
Rental home operating and maintenance	1,224	1,340	(116)	(8.7)%	1,243	1,343	(100)	(7.4)%
Sales and marketing, gross	6,175	3,978	2,197	55.2%	6,176	3,978	2,198	55.3%
Property operating expenses, excluding deferrals and property management	110,070	105,682	4,388	4.2%	114,929	105,814	9,115	8.6%
Income from property operations, excluding deferrals and property management (3)	167,037	163,983	3,054	1.9%	170,312	163,868	6,444	3.9%
Property management	15,370	15,004	366	2.4%	15,380	15,004	376	2.5%
Income from property operations, excluding deferrals (3)	151,667	148,979	2,688	1.8%	154,932	148,864	6,068	4.1%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	5,928	2,326	3,602	154.9%	5,928	2,326	3,602	154.9%
Income from property operations (3)	$145,739	$146,653	$(914)	(0.6)%	$149,004	$146,538	$2,466	1.7%
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
(2)Includes bad debt expense for all periods presented.
(3)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for 2021 increased $2.5 million, or 1.7%, from 2020, driven by an increase of $3.4 million from our Non-Core Portfolio, partially offset by a decrease of $0.9 million, or 0.6%, from our Core Portfolio. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and the first quarter of 2021. The decrease in income from property operations from our Core Portfolio was primarily due to lower seasonal RV base rental income and lower utility and other income, as well as higher property operating and maintenance expenses, partially offset by higher MH base rental income.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $6.7 million, or 4.7%, from 2020, which reflects 4.1% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $717 in 2021 from approximately $688 in 2020. The average occupancy for our Core Portfolio increased to 95.3% in 2021 from 95.1% in 2020.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$49,189	$47,325	$1,864	3.9%	$54,519	$47,325	$7,194	15.2%
Seasonal	14,944	22,583	(7,639)	(33.8)%	15,362	22,583	(7,221)	(32.0)%
Transient	12,833	11,152	1,681	15.1%	13,707	11,152	2,555	22.9%
RV and marina base rental income	$76,966	$81,060	$(4,094)	(5.1)%	$83,588	$81,060	$2,528	3.1%

RV and marina base rental income in our Core Portfolio for 2021 decreased $4.1 million, or 5.1%, from 2020 primarily due to a decrease in seasonal RV rental income in the South and West regions, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19. Partially offsetting the seasonal RV rental income decrease were increases in Annual rental income of $1.9 million, or 3.9%, primarily driven by rate growth, and transient rental income of $1.7 million, or 15.1%, as we have continued to see positive transient demand as COVID-19 cases declined and vaccine availability increased. We also saw an increase in transient reservations in warmer destinations due to colder than average temperatures across the U.S., especially in the North.
Membership upgrade sales, gross for 2021 increased $5.2 million, or 106.8%, from 2020. The increase in membership upgrade sales was due to approximately 1,400 upgrade sales in 2021, compared to 727 in 2020, an increase of 88%. We also experienced a 10% increase in the average sales price per upgrade sold during the first quarter of 2021, compared to the first quarter of 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 decreased $1.2 million, or 4.7%, from 2020. The decrease was primarily due to lower laundromat income and lower utility income driven by lower electric usage due to lower RV seasonal occupancy as a result of COVID-19 travel restrictions.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $4.4 million, or 4.2%, from 2020, driven by increases in gross sales and marketing expenses of $2.2 million, primarily due to an increase in membership upgrade sales during the first quarter of 2021 compared to the first quarter 2020, and property operating and maintenance expenses of $2.1 million. Core property operating and maintenance expenses were higher in 2021 primarily due to increases in insurance expense, utility expenses and repairs and maintenance expenses. The increase in insurance expense was due to higher premiums for our property and casualty insurance policies as compared to the first quarter of 2020. The increase in utility expenses was due to higher trash and water expenses due to higher rates. The increase in repairs and maintenance expenses was primarily due to higher lawn and common area maintenance due to higher landscaping, snow removal and tree trimming costs.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenues from new home sales (1)	$14,338	$9,382	$4,956	52.8%
Cost of new home sales (1)	13,715	9,287	4,428	47.7%
Gross profit from new home sales	623	95	528	555.8%

Gross revenues from used home sales	882	1,927	(1,045)	(54.2)%
Cost of used home sales	1,153	2,624	(1,471)	(56.1)%
Loss from used home sales	(271)	(697)	426	61.1%

Brokered resale and ancillary services revenues, net	2,337	938	1,399	149.1%
Home selling expenses	1,306	1,213	93	7.7%

Income (loss) from home sales and other	$1,383	$(877)	$2,260	257.7%

Home sales volumes
Total new home sales (2)	192	155	37	23.9%
New Home Sales Volume - ECHO JV	8	12	(4)	(33.3)%
Used home sales	102	194	(92)	(47.4)%
Brokered home resales	160	176	(16)	(9.1)%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other operations was $1.4 million for the first quarter of 2021, compared to a loss of $0.9 million in the first quarter of 2020. The increase in income from home sales and other operations was due to an increase in ancillary services revenues, net, higher gross profit from new home sales and lower loss from used home sales. The increase in ancillary services revenues, net was primarily due to our Non-Core Portfolio.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$12,389	$11,743	$646	5.5%
Rental home operating and maintenance expenses	1,224	1,340	(116)	(8.7)%
Income from rental operations	11,165	10,403	762	7.3%
Depreciation on rental homes (2)	2,620	2,804	(184)	(6.6)%
Income from rental operations, net of depreciation	$8,545	$7,599	$946	12.4%

Gross investment in new manufactured home rental units (3)	$235,686	$233,831	$1,855	0.8%
Gross investment in used manufactured home rental units	$15,264	$19,507	$(4,243)	(21.8)%

Net investment in new manufactured home rental units	$194,288	$201,231	$(6,943)	(3.5)%
Net investment in used manufactured home rental units	$6,556	$12,037	$(5,481)	(45.5)%

Number of occupied rentals – new, end of period (4)	3,381	3,226	155	4.8%
Number of occupied rentals – used, end of period	524	687	(163)	(23.7)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $8.1 million and $7.8 million for the quarters ended March 31, 2021 and March 31, 2020, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.5 million and $17.0 million as of March 31, 2021 and March 31, 2020, respectively.
(4)Includes 295 and 286 homes rented through our ECHO JV as of March 31, 2021 and 2020, respectively.
Income from rental operations, net of depreciation, was $0.9 million higher during the first quarter of 2021, compared to the first quarter of 2020, primarily due to an increase in the number of occupied new rental homes which command a higher rental rate than occupied used homes.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(45,398)	$(39,024)	$(6,374)	(16.3)%
Interest income	1,767	1,807	(40)	(2.2)%
Income from other investments, net	936	643	293	45.6%
General and administrative	(10,512)	(10,855)	343	3.2%
Other expenses	(698)	(588)	(110)	(18.7)%
Early debt retirement	(2,029)	(1,054)	(975)	(92.5)%
Interest and related amortization	(26,275)	(26,073)	(202)	(0.8)%
Total other income and expenses, net	$(82,209)	$(75,144)	$(7,065)	(9.4)%

Total other income and expenses, net increased $7.1 million in 2021 compared to 2020, primarily due to higher depreciation and amortization and higher early debt retirement costs. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in the fourth quarter of 2020 and the first quarter of 2021. The increase in early debt retirement is due to higher debt repayment costs in 2021 compared to 2020.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures increased $0.7 million in 2021 compared to 2020, primarily due to an increase in distributions received in 2021 compared to 2020.

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
Our at-the-market ("ATM") equity offering program allows us, from time-to-time, to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price up to $200.0 million. As of March 31, 2021, the full capacity remained available for issuance.
As of March 31, 2021, we had available liquidity in the form of approximately 417.7 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the quarter ended March 31, 2021, in conjunction with the marina portfolio acquisition as discussed in Note 6. Investment in Real Estate, we entered into a $300.0 million senior unsecured term loan agreement ("Loan"). The maturity date was October 27, 2021 with an interest rate of LIBOR plus 1.45%. On April 19, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan ("Term Loan"). The variable interest rate on the Term Loan is LIBOR plus 1.40%. Pursuant to the Swap (as defined below), we have fixed the interest rate at 1.8% per annum. We used the net proceeds from the Term Loan to repay the Loan. See Item 1. Financial Statements—Note 13. Subsequent Events for further details.
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
During the quarter ended March 31, 2021, we entered into a three-year LIBOR Swap Agreement (the "Swap") allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal and fixes the underlying LIBOR rate at 0.39% per annum and matures on March 25, 2024. For additional information regarding our interest rate swap, see Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of March 31, 2021, our LOC had a borrowing capacity of $350.0 million. As of March 31, 2021, the LOC bears interest at a rate of LIBOR plus 1.10% to 1.55%, carries an annual facility fee of 0.15% to 0.35% and matures on October 27, 2021.
On April 19, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million. See Item 1. Financial Statements—Note 13. Subsequent Events for further details.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.

Management's Discussion and Analysis (continued)

We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition. Given the majority of our current debt is secured and not subject to LIBOR, we do not believe the discontinuation of LIBOR will have a significant impact on our consolidated financial statements.
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
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2021	2020
Net cash provided by operating activities	$173,331	$130,892
Net cash used in investing activities	(351,653)	(50,161)
Net cash provided by (used in) financing activities	245,790	(12,670)
Net increase in cash and restricted cash	$67,468	$68,061
Operating Activities
Net cash provided by operating activities increased $42.4 million to $173.3 million for the quarter ended March 31, 2021 from $130.9 million for the quarter ended March 31, 2020. The increase in net cash provided by operating activities was primarily due to an increase in other assets, net and accounts payable and other liabilities of $18.4 million, an increase in rents and other customer payments received in advance and security deposits of $14.0 million and higher income from property operations of $2.5 million.
Investing Activities
Net cash used in investing activities increased $301.5 million to $351.7 million for the quarter ended March 31, 2021 from $50.2 million for the quarter ended March 31, 2020. The increase was due to increased spending on acquisitions of $294.2 million along with an increase in capital improvement spending of $7.8 million.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2021	2020
Recurring capital expenditures (1)	$11,584	$11,467
Property upgrades and development	23,566	20,115
New and used home investments (2) (3)	20,310	16,354
Total property improvements	55,460	47,936
Corporate	1,318	1,023
Total capital improvements	$56,778	$48,959
______________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Excludes new home investments associated with our ECHO JV.
(3)Net proceeds from home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $245.8 million for the quarter ended March 31, 2021. Net cash used in financing activities was $12.7 million for the quarter ended March 31, 2020. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from the Loan of $300.0 million, partially offset by increases in mortgage debt repayments of $18.6 million and net repayments on the line of credit of $12.0 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

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
The Operating Partnership has entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons have an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership has not entered into any subtenancy agreements that extend beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continue by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons have made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violates California state and San Jose municipal law because the Nicholsons are demanding that the Operating Partnership remove all residents without just cause and (ii) conflicts with the terms and conditions of the ground leases, which contain no express or implied requirement that the Operating Partnership deliver the property free and clear of all subtenancies at the mobile home park and require, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The Nicholsons' claim that the Operating Partnership is required to indemnify the Nicholsons for legal fees with respect to the claims brought by third parties in the Superior Court litigation is proceeding in the arbitration.
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

Off-Balance Sheet Arrangements
As of March 31, 2021, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2021.

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
•the effect of interest rates;
•the effect from any breach of our, or any of our vendors', data management systems;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2020.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in "Item 1A. Risk Factors" in our 2020 Form 10-K. On April 1, 2021, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in "Item 1A. Risk Factors" in our 2020 Form 10-K with the risk factor described below.
Some Potential Losses Are Not Covered by Insurance
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
Our current property and casualty insurance policies with respect to our MH and RV Properties renewed on April 1, 2021. We increased our loss limit from $100 million to $125 million per occurrence with respect to our MH and RV all-risk property insurance program, including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $2 million, which is capped at $1 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which we plan to renew, expire on November 1, 2021, and the property insurance program, which expires on April 1, 2022, has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 27, 2021	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2021	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2021	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)