Form 10-Q
period 2021-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2021-07-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,765,513 shares of Common Stock as of July 22, 2021.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment in real estate:
Land	$1,877,023	$1,676,636
Land improvements	3,702,696	3,543,479
Buildings and other depreciable property	1,027,716	940,311
	6,607,435	6,160,426
Accumulated depreciation	(2,014,797)	(1,924,585)
Net investment in real estate	4,592,638	4,235,841
Cash and restricted cash	44,753	24,060
Notes receivable, net	38,072	35,844
Investment in unconsolidated joint ventures	20,496	19,726
Deferred commission expense	45,288	42,472
Other assets, net	82,760	61,026
Total Assets	$4,824,007	$4,418,969

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,621,130	$2,444,930
Term loan, net	297,261	—
Unsecured line of credit	62,000	222,000
Accounts payable and other liabilities	164,331	129,666
Deferred membership revenue	167,631	150,692
Accrued interest payable	8,753	8,336
Rents and other customer payments received in advance and security deposits	130,903	92,587
Distributions payable	70,007	66,003
Total Liabilities	3,522,016	3,114,214
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and shares authorized as of June 30, 2021 and December 31, 2020; 183,754,301 and 182,230,631 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively.	1,827	1,813
Paid-in capital	1,424,350	1,411,397
Distributions in excess of accumulated earnings	(185,930)	(179,523)
Accumulated other comprehensive income (loss)	239	—
Total Stockholders’ Equity	1,240,486	1,233,687
Non-controlling interests – Common OP Units	61,505	71,068
Total Equity	1,301,991	1,304,755
Total Liabilities and Equity	$4,824,007	$4,418,969

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$255,698	$217,963	$504,720	$457,309
Annual membership subscriptions	14,267	12,961	27,921	26,034
Membership upgrade sales current period, gross	9,207	5,048	19,221	9,891
Membership upgrade sales upfront payments, deferred, net	(6,454)	(2,666)	(13,881)	(5,208)
Other income	14,185	9,680	24,706	20,739
Gross revenues from home sales	24,427	8,866	39,647	20,175
Brokered resale and ancillary services revenues, net	3,129	(575)	5,466	363
Interest income	1,742	1,791	3,509	3,598
Income from other investments, net	1,222	1,022	2,158	1,665
Total revenues	317,423	254,090	613,467	534,566
Expenses:
Property operating and maintenance	102,663	85,265	191,536	168,899
Real estate taxes	17,896	16,668	35,746	33,509
Sales and marketing, gross	6,298	4,276	12,474	8,254
Membership sales commissions, deferred, net	(1,438)	(481)	(2,937)	(697)
Property management	16,560	14,813	31,940	29,817
Depreciation and amortization	48,316	38,332	93,714	77,356
Cost of home sales	23,856	8,850	38,724	20,761
Home selling expenses	1,346	1,081	2,652	2,294
General and administrative	10,228	10,609	20,740	21,464
Other expenses	800	639	1,498	1,227
Early debt retirement	755	—	2,784	1,054
Interest and related amortization	27,131	26,249	53,406	52,322
Total expenses	254,411	206,301	482,277	416,260
Loss on sale of real estate, net	—	—	(59)	—
Income before equity in income of unconsolidated joint ventures	63,012	47,789	131,131	118,306
Equity in income of unconsolidated joint ventures	1,068	1,064	1,936	1,271
Consolidated net income	64,080	48,853	133,067	119,577

Income allocated to non-controlling interests – Common OP Units	(3,021)	(2,658)	(6,768)	(6,507)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$61,051	$46,187	$126,291	$113,062

Consolidated net income	$64,080	$48,853	$133,067	$119,577
Other comprehensive income (loss):
Adjustment for fair market value of swap	110	552	239	(781)
Consolidated comprehensive income	64,190	49,405	133,306	118,796
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,027)	(2,689)	(6,781)	(6,465)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$61,155	$46,708	$126,517	$112,323

Earnings per Common Share – Basic	$0.33	$0.25	$0.69	$0.62

Earnings per Common Share – Fully Diluted	$0.33	$0.25	$0.69	$0.62

Weighted average Common Shares outstanding – Basic	182,337	181,833	182,142	181,781
Weighted average Common Shares outstanding – Fully Diluted	192,701	192,542	192,668	192,538

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2020	$1,813	$1,411,397	$—	$(179,523)	$—	$71,068	$1,304,755
Exchange of Common OP Units for Common Stock	—	58	—	—	—	(58)	—
Issuance of Common Stock through employee stock purchase plan	—	732	—	—	—	—	732
Compensation expenses related to restricted stock and stock options	—	2,556	—	—	—	—	2,556
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	—	(2,814)
Adjustment for fair market value of swap	—	—	—	—	129	—	129
Consolidated net income	—	—	—	65,240	—	3,747	68,987
Distributions	—	—	—	(66,087)	—	(3,796)	(69,883)
Other	—	(116)	—	—	—	—	(116)
Balance as of March 31, 2021	1,813	1,411,813	—	(180,370)	129	70,961	1,304,346
Exchange of Common OP Units for Common Stock	14	9,310	—	—	—	(9,324)	—
Issuance of Common Stock through employee stock purchase plan	—	605	—	—	—	—	605
Compensation expenses related to restricted stock and stock options	—	2,821	—	—	—	—	2,821
Adjustment for Common OP Unitholders in the Operating Partnership	—	(143)	—	—	—	143	—
Adjustment for fair market value of swap	—	—	—	—	110	—	110
Consolidated net income	—	—	8	61,051	—	3,021	64,080
Distributions	—	—	(8)	(66,611)	—	(3,296)	(69,915)
Other	—	(56)	—	—	—	—	(56)
Balance as of June 30, 2021	$1,827	$1,424,350	$—	$(185,930)	$239	$61,505	$1,301,991

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Consolidated net income	$133,067	$119,577
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate, net	59	—
Early debt retirement	2,784	1,054
Depreciation and amortization	95,188	78,616
Amortization of loan costs	2,346	1,777
Debt premium amortization	(165)	(211)
Equity in income of unconsolidated joint ventures	(1,936)	(1,271)
Distributions of income from unconsolidated joint ventures	41	81
Proceeds from insurance claims, net	144	1,288
Compensation expense related to incentive plans	6,135	6,398
Revenue recognized from membership upgrade sales upfront payments	(5,339)	(4,683)
Commission expense recognized related to membership sales	1,903	1,866
Changes in assets and liabilities:
Notes receivable, net	(2,250)	(484)
Deferred commission expense	(4,719)	(2,338)
Other assets, net	18,901	(1,857)
Accounts payable and other liabilities	33,112	15,918
Deferred membership revenue	22,279	11,947
Rents and other customer payments received in advance and security deposits	27,376	11,067
Net cash provided by operating activities	328,926	238,745
Cash Flows From Investing Activities:
Real estate acquisitions, net	(356,605)	(4,056)
Proceeds from disposition of properties, net	(7)	—
Investment in unconsolidated joint ventures	(493)	—
Distributions of capital from unconsolidated joint ventures	1,617	1,399
Capital improvements	(119,723)	(103,147)
Net cash used in investing activities	(475,211)	(105,804)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,337	1,150
Distributions:
Common Stockholders	(128,501)	(118,153)
Common OP Unitholders	(7,385)	(6,803)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(2,814)	(3,962)
Principal payments and mortgage debt repayment	(94,271)	(75,312)
Mortgage notes payable financing proceeds	270,016	275,385
Term loan repayment	(300,000)	—
Term loan proceeds	600,000	—
Line of Credit repayment	(317,500)	(272,500)
Line of Credit proceeds	157,500	162,500
Debt issuance and defeasance costs	(11,225)	(3,819)
Other	(171)	(286)
Net cash provided by (used in) financing activities	166,978	(41,808)
Net increase in cash and restricted cash	20,693	91,133
Cash and restricted cash, beginning of period	24,060	28,860
Cash and restricted cash, end of period	$44,753	$119,993

	Six Months Ended June 30,
	2021	2020
Supplemental Information:
Cash paid for interest	$51,040	$51,354
Net investment in real estate – reclassification of rental homes	$33,793	$17,336
Other assets, net – reclassification of rental homes	$(33,793)	$(17,336)

Real estate acquisitions:
Investment in real estate	$(366,043)	$(4,235)
Other assets, net	(2,815)	—
Accrued expenses and accounts payable	1,313	—
Rents and other customer payments received in advance and security deposits	10,940	179
Real estate acquisitions, net	$(356,605)	$(4,056)

Real estate dispositions:
Investment in real estate	$52	$—
Loss on sale of real estate, net	(59)	—
Real estate dispositions, net	$(7)	$—

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our”. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities. We provide our customers the opportunity to place manufactured homes, cottages or RVs on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas (“Sites”) or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays.
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of June 30, 2021. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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

Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Leases with customers renting our Sites are accounted for as operating leases. The rental income associated with these leases is accounted for in accordance with ASC 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental income as we meet the practical expedient criteria to combine the lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental income and the associated utility recoveries are the same and, as our leases qualify as operating leases, we account for and present rental income and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income. In addition, customers may lease homes that are located in our communities. These leases are accounted for as operating leases. Rental income derived from customers leasing homes is also accounted for in accordance with ASC 842, Leases and is recognized over the term of the respective lease. The allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectability including historical loss experience, current market conditions and future expectations in forecasting credit losses.

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
(b)    Restricted Cash
As of June 30, 2021 and December 31, 2020, restricted cash consists of $31.2 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)    Recently Adopted Accounting Pronouncements
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

Note 3 – Leases
Lessor
The leases entered into between the customer and us for rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenants are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of June 30, 2021
2021	$77,190
2022	157,061
2023	110,501
2024	44,065
2025	22,166
Thereafter	66,634
Total	$477,617

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates through 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended June 30, 2021 and 2020, total operating lease payments were $2.6 million and $2.4 million, respectively. For the six months ended June 30, 2021 and 2020, total operating lease payments were $5.1 million and $4.8 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2021:

	As of June 30, 2021
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2021	$1,153	$2,023	$3,176
2022	1,638	2,939	4,577
2023	626	2,682	3,308
2024	632	2,326	2,958
2025	637	2,024	2,661
Thereafter	4,941	10,958	15,899
Total undiscounted rental payments	9,627	22,952	32,579
Less imputed interest	(2,058)	(3,511)	(5,569)
Total lease liabilities	$7,569	$19,441	$27,010

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.7 million and $27.0 million, respectively, as of June 30, 2021. The weighted average remaining lease term for our operating leases was ten years and the weighted average incremental borrowing rate was 3.8% at June 30, 2021.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2021	2020	2021	2020
Numerators:
Net income available for Common Stockholders – Basic	$61,051	$46,187	$126,291	$113,062
Amounts allocated to dilutive securities	3,021	2,658	6,768	6,507
Net income available for Common Stockholders – Fully Diluted	$64,072	$48,845	$133,059	$119,569
Denominators:
Weighted average Common Shares outstanding – Basic	182,337	181,833	182,142	181,781
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	10,153	10,482	10,312	10,486
Stock options and restricted stock	211	227	214	271
Weighted average Common Shares outstanding – Fully Diluted	192,701	192,542	192,668	192,538

Earnings per Common Share – Basic	$0.33	$0.25	$0.69	$0.62

Earnings per Common Share – Fully Diluted	$0.33	$0.25	$0.69	$0.62

Note 5 - Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2020.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021

Equity Offering Program
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2021, the full capacity remained available for issuance.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2021 and 2020, 1,386,716 and 9,228 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2021
On June 3, 2021, we completed the acquisition of Pine Haven, a 629-site RV community located in Cape May, New Jersey, for a purchase price of $62.8 million. The acquisition was funded with our unsecured line of credit.
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
2020
On April 21, 2020, we completed the acquisition of a 4.6-acre vacant land parcel in North Ellenton, Florida, adjacent to our MH community, Colony Cove, for additional expansion. The purchase price was $2.2 million.

Note 7 - Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2021 and December 31, 2020, respectively):

					Investment as of		Income/(Loss) for Years Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2020
Meadows	Various (2,2)	1,077	50%		$—	$—	$1,050	$854
Lakeshore	Florida (3,3)	721	(b)		2,706	2,281	286	180
Voyager	Arizona (1,1)	1,801	50%	(c)	121	83	293	(5)
ECHO JV	Various	—	50%		17,669	17,362	307	242
		3,599			$20,496	$19,726	$1,936	$1,271
_____________________
(a)The percentages shown approximate our economic interest as of June 30, 2021. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest and the Crosswinds joint venture in which we own a 49% interest.
(c)Primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing this Property.
We received approximately $1.7 million and $1.5 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2021 and 2020, respectively. Approximately $1.5 million and $1.0 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the six months ended June 30, 2021 and 2020, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2021		As of December 31, 2020
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,848,315	$2,648,456	$2,537,137	$2,472,876

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 - Borrowing Arrangements (continued)
The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of June 30, 2021, was approximately 3.8% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 117 and 116 of our Properties as of June 30, 2021 and December 31, 2020, respectively, and the gross carrying value of such Properties was approximately $2,698.2 million and $2,580.9 million, as of June 30, 2021 and December 31, 2020, respectively.
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
Third Amended and Restated Unsecured Credit Facility
During the quarter ended June 30, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”), and the other lenders named therein, pursuant to which we have access to a $500.0 million unsecured line of credit (the “LOC”) and a $300.0 million senior unsecured term loan (the “Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC maturity date was extended to April 18, 2025, and this term can be extended two times for additional six month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The Term Loan matures on April 17, 2026 and has an interest rate of LIBOR plus 1.40% to 1.95% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on leverage throughout the respective loan terms.
Unsecured Debt
During the quarter ended March 31, 2021, in conjunction with the marina portfolio acquisition as discussed in Note 6. Investment in Real Estate, we entered into a $300.0 million senior unsecured term loan agreement (“Loan”). The maturity date was October 27, 2021 with an interest rate of LIBOR plus 1.45%. During the quarter ended June 30, 2021, in conjunction with the issuance of the Term Loan, we repaid the Loan.
The LOC had a balance of $62.0 million and $222.0 million outstanding as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our LOC had remaining borrowing capacity of $438.0 million.
As of June 30, 2021, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
During the six months ended June 30, 2021, we entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The 2021 Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of June 30, 2021, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2021	2020
Interest Rate Swap	Other assets, net	$239	$—

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2021	2020	(amounts in thousands)	2021	2020
Interest Rate Swap	$(2)	$1,553	Interest Expense	$237	$772

During the next twelve months, we estimate that $0.8 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2021, we had not posted any collateral related to this Swap.

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
During the quarter ended June 30, 2021, we awarded to certain members of our Board of Directors 58,192 shares of restricted stock at a fair value of approximately $4.0 million and options to purchase 16,185 shares of common stock with an exercise price of $68.74. These are time-based awards subject to various vesting dates between October 27, 2021 and April 27, 2023.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2021 and 2020, was $2.8 million and $2.7 million, respectively, and for the six months ended June 30, 2021 and 2020, was $5.4 million and $5.6 million, respectively.

Note 11 – Commitments and Contingencies
We are involved in various legal and regulatory proceedings (“Proceedings”) arising in the ordinary course of business. The Proceedings include, but are not limited to, legal claims made by employees, vendors and customers, and notices, consent decrees, information requests, additional permit requirements and other similar enforcement actions by governmental agencies

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)
relating to our utility infrastructure, including water and wastewater treatment plants and other waste treatment facilities and electrical systems. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes these Proceedings taken together do not represent a material liability. In addition, to the extent any such Proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons.
We intend to continue to vigorously defend our interests in this matter. As of June 30, 2021, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2021 or 2020.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2021 and 2020:
Quarter Ended June 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$285,378	$29,081	$314,459
Operations expenses	(140,667)	(26,514)	(167,181)
Income from segment operations	144,711	2,567	147,278
Interest income	1,252	468	1,720
Depreciation and amortization	(45,631)	(2,685)	(48,316)
Loss on sale of real estate, net	—	—	—
Income (loss) from operations	$100,332	$350	$100,682
Reconciliation to consolidated net income:
Corporate interest income			22
Income from other investments, net			1,222
General and administrative			(10,228)
Other expenses			(800)
Interest and related amortization			(27,131)
Equity in income of unconsolidated joint ventures			1,068
Early debt retirement			(755)
Consolidated net income			$64,080

Total assets	$4,566,507	$257,500	$4,824,007
Capital improvements	$41,306	$21,639	$62,945

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Quarter Ended June 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$238,155	$13,122	$251,277
Operations expenses	(119,296)	(11,176)	(130,472)
Income from segment operations	118,859	1,946	120,805
Interest income	1,061	726	1,787
Depreciation and amortization	(35,611)	(2,721)	(38,332)
Income (loss) from operations	$84,309	$(49)	$84,260
Reconciliation to consolidated net income:
Corporate interest income			4
Income from other investments, net			1,022
General and administrative			(10,609)
Other expenses			(639)
Interest and related amortization			(26,249)
Equity in income of unconsolidated joint ventures			1,064
Early debt retirement			—
Consolidated net income			$48,853

Total assets	$3,998,462	$269,712	$4,268,174
Capital improvements	$37,552	$16,636	$54,188
Six Months Ended June 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$558,933	$48,867	$607,800
Operations expenses	(266,204)	(43,931)	(310,135)
Income from segment operations	292,729	4,936	297,665
Interest income	2,400	1,083	3,483
Depreciation and amortization	(88,409)	(5,305)	(93,714)
Gain on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$206,661	$714	$207,375
Reconciliation to consolidated net income:
Corporate interest income			26
Income from other investments, net			2,158
General and administrative			(20,740)
Other expenses			(1,498)
Interest and related amortization			(53,406)
Equity in income of unconsolidated joint ventures			1,936
Early debt retirement			(2,784)
Consolidated net income			$133,067

Total assets	$4,566,507	$257,500	$4,824,007
Capital improvements	$77,774	$41,949	$119,723

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Six Months Ended June 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$500,629	$28,674	$529,303
Operations expenses	(237,194)	(25,643)	(262,837)
Income from segment operations	263,435	3,031	266,466
Interest income	2,136	1,454	3,590
Depreciation and amortization	(71,831)	(5,525)	(77,356)
Income (loss) from operations	$193,740	$(1,040)	$192,700
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			1,665
General and administrative			(21,464)
Other expenses			(1,227)
Interest and related amortization			(52,322)
Equity in income of unconsolidated joint venture			1,271
Early debt retirement			(1,054)
Consolidated net income			$119,577

Total assets	$3,998,462	$269,712	$4,268,174
Capital Improvements	$70,157	$32,990	$103,147

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues:
Rental income	$251,420	$213,885	$496,149	$449,249
Annual membership subscriptions	14,267	12,961	27,921	26,034
Membership upgrade sales current period, gross	9,207	5,048	19,221	9,891
Membership upgrade sales upfront payments, deferred, net	(6,454)	(2,666)	(13,881)	(5,208)
Other income	14,185	9,680	24,706	20,739
Ancillary services revenues, net	2,753	(753)	4,817	(76)
Total property operations revenues	285,378	238,155	558,933	500,629
Expenses:
Property operating and maintenance	101,351	84,020	188,981	166,311
Real estate taxes	17,896	16,668	35,746	33,509
Sales and marketing, gross	6,298	4,276	12,474	8,254
Membership sales commissions, deferred, net	(1,438)	(481)	(2,937)	(697)
Property management	16,560	14,813	31,940	29,817
Total property operations expenses	140,667	119,296	266,204	237,194
Income from property operations segment	$144,711	$118,859	$292,729	$263,435

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues:
Rental income (a)	$4,278	$4,078	$8,571	$8,060
Gross revenue from home sales	24,427	8,866	39,647	20,175
Brokered resale revenues, net	376	178	649	439
Ancillary services revenues, net	—	—	—	—
Total revenues	29,081	13,122	48,867	28,674
Expenses:
Rental home operating and maintenance	1,312	1,245	2,555	2,588
Cost of home sales	23,856	8,850	38,724	20,761
Home selling expenses	1,346	1,081	2,652	2,294
Total expenses	26,514	11,176	43,931	25,643
Income from home sales and rentals operations segment	$2,567	$1,946	$4,936	$3,031
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), as well as information in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities. As of June 30, 2021, we owned or had an ownership interest in a portfolio of 435 Properties located throughout the United States and Canada containing 166,188 individual developed areas (“Sites”). These Properties are located in 33 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value to our residents and guests as well as stockholders. Our business model is intended to provide an opportunity for increased cash flows and appreciation in value. We seek growth in earnings, Funds from Operations (“FFO”), Normalized Funds from Operations (“Normalized FFO”) and cash flows by enhancing the profitability and operation of our Properties and investments. We accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes, and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses. We also actively pursue opportunities that fit our acquisition criteria and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties.
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 17% from 2021 to 2036. These individuals, seeking an active lifestyle, will continue to drive the market for second home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographic will contribute to our future long-term customer pipeline. RV Industry Association (“RVIA”) tracking of the RV industry as of 2021 showed that those under 45 years of age is the fastest growing segment of RV owners and has been for the past few years. The RVIA also completed a survey showing that RV purchase intent is strongest among Millennials, followed closely by Generation X. Millennials and Generation X combined represent over half of RV buyers. RVIA statistics as of 2021 show that over 11 million U.S. households own an RV, an increase of 62% over the past 20 years. The increase is driven by strong interest from younger individuals and families who live an active, outdoor lifestyle and baby boomers who are entering retirement. These groups exhibit interest in adopting a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2021
MH Sites	73,300
RV Sites:
Annual	32,200
Seasonal	10,700
Transient	14,700
Marina Slips	6,800
Membership (1)	24,800
Joint Ventures (2)	3,600
Total (3)	166,200
_________________________
(1)Primarily utilized to service the approximately 123,400 members. Includes approximately 6,210 Sites rented on an annual basis.
(2)Includes approximately 2,900 annual Sites, 200 seasonal Sites and 500 transient Sites.
(3)Total does not foot due to rounding.
In our Home Sales and Rentals Operations business, our revenue streams include home sales, home rentals and brokerage services and ancillary activities. We generate revenue through home sales and rental operations by selling or leasing manufactured homes and cottages that are located in Properties owned and managed by us. We believe renting our vacant homes represents an attractive source of occupancy and an opportunity to convert the renter to a homebuyer in the future. We also sell and rent homes through our joint venture, ECHO Financing, LLC (the “ECHO JV”). Additionally, home sale brokerage services are offered to our residents who may choose to sell their homes rather than relocate them when moving from a Property. At certain Properties, we operate ancillary facilities, such as golf courses, retail operations and restaurants.
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
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized FFO, (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management (operating results for Properties owned and operated in both periods under comparison), and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
COVID-19 Pandemic Update
Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Centers for Disease Control and Prevention (“CDC”) and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. All properties continue to be open subject to seasons of operation and state and local guidelines. Our property offices are open to residents and customers, and we are complying with CDC recommended protocols.
We continue to see strong demand in our RV business as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. During the second quarter of 2021, Core Transient RV rental income increased $14.0 million, or 180% compared to the second quarter of 2020. Transient RV rental income for the second quarter of 2020 was negatively impacted by temporary site closures as a result of COVID-19. As compared to the second quarter of 2019, Transient RV rental income for the second quarter of 2021 increased $7.3 million or 50%. RV and marina rental income in our Core Portfolio for the six months ended June 30, 2021 was 10.7% higher than the six months ended June 30, 2020. Annual and transient rental income for the six months ended June 30, 2021 increased 5.8% and 83.0%, respectively, while seasonal rental income decreased 21.7%. The decrease in seasonal rental income was primarily due to lower seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.

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
Results Overview
For the quarter ended June 30, 2021, net income available for Common Stockholders increased $14.9 million, or $0.08 per fully diluted Common Share, to $61.1 million, or $0.33 per fully diluted Common Share, compared to $46.2 million, or $0.25 per fully diluted Common Share, for the same period in 2020. For the six months ended June 30, 2021, net income available for Common Stockholders increased $13.2 million, or $0.07 per fully diluted Common Share, to $126.3 million, or $0.69 per fully diluted Common Share, compared to $113.1 million, or $0.62 per fully diluted Common Share, for the same period in 2020.
For the quarter ended June 30, 2021, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $28.1 million, or $0.14 per fully diluted Common Share, to $117.6 million, or $0.61 per fully diluted Common Share, compared to $89.5 million, or $0.47 per fully diluted Common Share, for the same period in 2020. For the six months ended June 30, 2021, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $36.3 million, or $0.19 per fully diluted Common Share, to $238.1 million, or $1.24 per fully diluted Common Share, compared to $201.8 million, or $1.05 per fully diluted Common Share, for the same period in 2020.
For the quarter ended June 30, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $27.4 million, or $0.14 per fully diluted Common Share, to $118.3 million, or $0.61 per fully diluted Common Share, compared to $90.9 million, or $0.47 per fully diluted Common Share, for the same period in 2020. For the six months ended June 30, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $36.6 million, or $0.19 per fully diluted Common Share, to $240.9 million, or $1.25 per fully diluted Common Share, compared to $204.3 million, or $1.06 per fully diluted Common Share, for the same period in 2020.
For the quarter ended June 30, 2021, our Core Portfolio property operating revenues, excluding deferrals, increased 14.9% and property operating expenses, excluding deferrals and property management, increased 13.9%, from the same period in 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 15.6% compared to the same period in 2020. For the six months ended June 30, 2021, our Core Portfolio property operating revenues, excluding deferrals, increased 8.5% and property operating expenses, excluding deferrals and property management, increased 9.1%, from the same period in 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 8.2% compared to the same period in 2020.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.2% for the quarter ended June 30, 2021, compared to 95.3% for the quarter ended March 31, 2021 and 95.2% for the same period in 2020. The decrease in average occupancy from the prior quarter is due to expansion sites completed and added to our Core Portfolio during the quarter but not yet occupied as of June 30, 2021. For the quarter ended June 30, 2021, our Core Portfolio occupancy increased by 68 sites with an increase in homeowner occupancy of 179 sites, compared to occupancy as of March 31, 2021. By comparison, for the quarter ended June 30, 2020, our Core Portfolio occupancy increased 90 sites with an increase in homeowner occupancy of 80 sites. In addition to higher occupancy, we have increased rental rates during the quarter and six months ended June 30, 2021, contributing to a growth of 4.1% for each respective period in MH rental income, compared to the same period in 2020.
RV and marina rental income in our Core Portfolio for the quarter ended June 30, 2021 was 32.0% higher than the same period in 2020. Annual, seasonal and transient rental income for the quarter ended June 30, 2021 increased 7.6%, 31.1% and 180.3%, respectively. Annual rental income increased primarily due to rate growth, including in the Core marina portfolio. Core annual marina revenue represents 99% of Core marina base rental income. Seasonal rental income increased due to increases in all regions, primarily due to cancellations in RV reservations and site closures during the second quarter of 2020 as a result of COVID-19. Transient rental income increased as we have continued to see positive demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. RV and marina rental income in our Core Portfolio for

Management's Discussion and Analysis (continued)

the six months ended June 30, 2021 was 10.7% higher than the same period in 2020. Annual and transient rental income for the six months ended June 30, 2021 increased 5.8% and 83.0%, respectively, while seasonal rental income decreased 21.7%. The decrease in seasonal rental income was primarily due to lower seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the quarter ended June 30, 2021, annual membership subscriptions revenue increased 10.1% over the same period in 2020. We sold approximately 8,200 TTC memberships during the quarter ended June 30, 2021, representing a 41% increase in sales volume compared to the same period in 2020. We also activated approximately 7,800 TTC memberships through our RV dealer program for the quarter ended June 30, 2021. Membership upgrade sales, gross increased $4.2 million for the quarter ended June 30, 2021 compared to the same period in 2020, driven by approximately 1,200 membership upgrade sales during the quarter. We also experienced a 22% increase in the average sales price per upgrade sold during the quarter ended June 30, 2021 compared to the same period June 30, 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced in the first quarter of 2021. Adventure was introduced in response to demand we were seeing from our current customers who were looking for longer stays and advanced booking windows. We periodically introduce new upgrade products. Based on our historical experience, during the first 60 to 90 days following a new product launch, we experience an increase in upgrade sales and thereafter the upgrade sales fall back in line with historical run rate performance. For the six months ended June 30, 2021, we sold approximately 13,500 TTC memberships and approximately 2,600 membership upgrades, an increase in membership subscriptions and upgrade revenues of 7.2% and 94.3%, respectively, over the same period in 2020.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 295 new home sales during the quarter ended June 30, 2021, compared to 133 new home sales during the quarter ended June 30, 2020. We closed 487 new home sales during the six months ended June 30, 2021, compared to 288 new home sales during the six months ended June 30, 2020. The increase in new home sales was primarily due to favorable housing trends in the broader real estate market.
As of June 30, 2021, we had 3,794 occupied rental homes in our Core MH communities, including 282 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $8.4 million and $8 million for the quarters ended June 30, 2021 and 2020, respectively. Approximately $8.1 million and $7.8 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the quarters ended June 30, 2021 and 2020, respectively. Our Core Portfolio income from rental operations, net of depreciation, was $16.9 million and $15.5 million for the six months ended June 30, 2021 and 2020, respectively. Approximately $16.2 million and $15.6 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the six months ended June 30, 2021 and 2020, respectively.
Our gross investment in real estate increased $447.0 million to $6,607.4 million as of June 30, 2021 from $6,160.4 million as of December 31, 2020, primarily due to acquisitions and capital improvements during the six months ended June 30, 2021.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2020 through June 30, 2021 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2020 (1)				156,500
Acquisition Properties:
Marina Dunes RV Park	Marina, California	RV	October 15, 2020	96
Acorn Campground	Green Creek, New Jersey	RV	October 16, 2020	323
Dolce Vita at Superstition Mountain	Apache Junction, Arizona	MH	December 8, 2020	484
Leisure World RV Resort	Weslaco, Texas	RV	December 9, 2020	333
Trails End RV Resort	Weslaco, Texas	RV	December 9, 2020	362
Meridian RV Resort	Apache Junction, Arizona	RV	December 14, 2020	264
Harbor Point RV Community	Sneads Ferry, North Carolina	RV	December 16, 2020	203
Topsail Sound RV Park	Holly Ridge, North Carolina	RV	December 17, 2020	230
Marker 1 Marina	Dunedin, Florida	Marina	December 30, 2020	477
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Marina Portfolio (11 Properties)	Multiple	Marina	February 5, 2021	4,167
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629

Expansion Site Development:
Sites added (reconfigured) in 2020				1,202
Sites added (reconfigured) in 2021				131

Total Sites as of June 30, 2021 (1)				166,200
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
Our Core Portfolio consists of our Properties owned and operated during all of 2020 and 2021. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2020 and 2021. This includes, but is not limited to, one MH community, seven RV communities and one marina acquired during 2020 and two RV communities and eleven marinas acquired during 2021.

Management's Discussion and Analysis (continued)

Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”)
We define FFO as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, depreciation and amortization related to real estate, impairment charges and adjustments to reflect our share of FFO of unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with our interpretation of standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We receive non-refundable upfront payments from membership upgrade contracts. In accordance with GAAP, the non-refundable upfront payments and related commissions are deferred and amortized over the estimated membership upgrade contract term. Although the NAREIT definition of FFO does not address the treatment of non-refundable upfront payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Computation of Income from Property Operations:
Net income available for Common Stockholders	$61,051	$46,187	$126,291	$113,062
Redeemable preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,021	2,658	6,768	6,507
Equity in income of unconsolidated joint ventures	(1,068)	(1,064)	(1,936)	(1,271)
Income before equity in income of unconsolidated joint ventures	63,012	47,789	131,131	118,306
Loss on sale of real estate, net	—	—	59	—
Total other expenses, net	84,266	73,016	166,475	148,160
Loss from home sales operations and other	(2,354)	1,640	(3,737)	2,517
Income from property operations	$144,924	$122,445	$293,928	$268,983
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$61,051	$46,187	$126,291	$113,062
Income allocated to non-controlling interests – Common OP Units	3,021	2,658	6,768	6,507
Membership upgrade sales upfront payments, deferred, net	6,454	2,666	13,881	5,208
Membership sales commissions, deferred, net	(1,438)	(481)	(2,937)	(697)
Depreciation and amortization	48,316	38,332	93,714	77,356
Depreciation on unconsolidated joint ventures	184	184	367	361
Loss on sale of real estate, net	—	—	59	—
FFO available for Common Stock and OP Unit holders	117,588	89,546	238,143	201,797
Early debt retirement	755	—	2,784	1,054
COVID-19 expenses	—	1,407	—	1,446
Normalized FFO available for Common Stock and OP Unit holders	$118,343	$90,953	$240,927	$204,297
Weighted average Common Shares outstanding – Fully Diluted	192,701	192,542	192,668	192,538

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2021 and June 30, 2020 and our operating activities, investing activities and financing activities for the six months ended June 30, 2021 and June 30, 2020. For the comparison of our results of operations for the quarters and six months ended June 30, 2020 and June 30, 2019 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2020 and June 30, 2019, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the SEC on July 28, 2020.
Comparison of the quarter ended June 30, 2021 to the quarter ended June 30, 2020
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended June 30, 2021 and June 30, 2020:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$149,214	$142,535	$6,679	4.7%	$150,145	$142,557	$7,588	5.3%
Rental home income (1)	4,266	4,077	189	4.6%	4,278	4,078	200	4.9%
RV and marina base rental income (1)	79,352	60,107	19,245	32.0%	89,008	60,107	28,901	48.1%
Annual membership subscriptions	14,266	12,961	1,305	10.1%	14,267	12,961	1,306	10.1%
Membership upgrades sales current period, gross	9,207	5,048	4,159	82.4%	9,207	5,048	4,159	82.4%
Utility and other income (1)	27,364	22,259	5,105	22.9%	28,205	22,259	5,946	26.7%
Property operating revenues, excluding deferrals	283,669	246,987	36,682	14.9%	295,110	247,010	48,100	19.5%

Property operating and maintenance (1)(2)	97,870	85,281	12,589	14.8%	103,104	85,378	17,726	20.8%
Real estate taxes	16,964	16,638	326	2.0%	17,896	16,668	1,228	7.4%
Rental home operating and maintenance	1,285	1,243	42	3.4%	1,312	1,245	67	5.4%
Sales and marketing, gross	6,296	4,276	2,020	47.2%	6,298	4,276	2,022	47.3%
Property operating expenses, excluding deferrals and property management	122,415	107,438	14,977	13.9%	128,610	107,567	21,043	19.6%
Income from property operations, excluding deferrals and property management (3)	161,254	139,549	21,705	15.6%	166,500	139,443	27,057	19.4%
Property management	16,560	14,813	1,747	11.8%	16,560	14,813	1,747	11.8%
Income from property operations, excluding deferrals (3)	144,694	124,736	19,958	16.0%	149,940	124,630	25,310	20.3%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	5,016	2,185	2,831	129.6%	5,016	2,185	2,831	129.6%
Income from property operations (3)	$139,678	$122,551	$17,127	14.0%	$144,924	$122,445	$22,479	18.4%
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

Total portfolio income from property operations for 2021 increased $22.5 million, or 18.4%, from 2020, driven by an an increase of $17.1 million, or 14.0%, from our Core Portfolio and an increase of $5.4 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals primarily from increased RV and marina and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and the first and second quarters of 2021.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $6.7 million, or 4.7%, from 2020, which reflects 4.1% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $721 in 2021 from approximately $693 in 2020. The average occupancy for our Core Portfolio was 95.2% for both the quarters ended June 30, 2021 and June 30, 2020.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$50,721	$47,122	$3,599	7.6%	$58,748	$47,122	$11,626	24.7%
Seasonal	6,823	5,204	1,619	31.1%	7,447	5,204	2,243	43.1%
Transient	21,808	7,781	14,027	180.3%	22,813	7,781	15,032	193.2%
RV and marina base rental income	$79,352	$60,107	$19,245	32.0%	$89,008	$60,107	$28,901	48.1%
RV and marina base rental income in our Core Portfolio for 2021 increased by $19.2 million, or 32.0%, from 2020 primarily due to increases in Transient RV and marina base rental income of $14.0 million or 180.3%, Annual RV and marina base rental income of $3.6 million or 7.6% and Seasonal RV and marina base rental income of $1.6 million or 31.1%. Transient and Seasonal RV and marina base rental income increased across all regions, primarily due to cancellations in RV reservations and site closures during the second quarter of 2020 as a result of COVID-19. In addition, we continue to see positive Transient demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. The increase in Annual rental income is attributable to both rate and occupancy, driven by occupancy gains in the North and Northeast regions.
Membership upgrade sales, gross for 2021 increased $4.2 million, or 82.4%, from 2020. The increase in membership upgrade sales was due to approximately 1,200 upgrade sales in 2021, compared to 800 in 2020, an increase of 49%. We also experienced a 22% increase in the average sales price per upgrade sold during the second quarter of 2021, compared to the second quarter of 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 increased $5.1 million, or 22.9%, from 2020. The increase was primarily due to an increase in other property income of $3.7 million and an increase in utility income of $1.2 million. The increase in other property income was primarily due to insurance recovery revenue of $2.4 million related to Hurricane Hanna recorded during the second quarter of 2021 and an increase in late fees due to the suspension of late fees in 2020 as a result of COVID-19. The increase in utility income was primarily due to an increase in electric income.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $15.0 million, or 13.9%, from 2020, driven by increases in property operating and maintenance expenses of $12.6 million and gross sales and marketing expenses of $2.0 million. Core property operating and maintenance expenses were higher in 2021 primarily due to increases in utility expenses of $4.5 million, repairs and maintenance expenses of $2.7 million and property payroll of $2.2 million. The increase in gross sales and marketing expense is primarily due to an increase in membership upgrade sales during the second quarter of 2021 compared to the second quarter 2020.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenues from new home sales (1)	$23,320	$7,552	$15,768	208.8%
Cost of new home sales (1)	22,243	7,382	14,861	201.3%
Gross profit from new home sales	1,077	170	907	533.5%

Gross revenues from used home sales	1,107	1,314	(207)	(15.8)%
Cost of used home sales	1,613	1,468	145	9.9%
Loss from used home sales	(506)	(154)	(352)	(228.6)%

Brokered resale and ancillary services revenues, net	3,129	(575)	3,704	644.2%
Home selling expenses	1,346	1,081	265	24.5%

Income (loss) from home sales and other	$2,354	$(1,640)	$3,994	243.5%

Home sales volumes
Total new home sales (2)	295	133	162	121.8%
New Home Sales Volume - ECHO JV	16	11	5	45.5%
Used home sales	108	136	(28)	(20.6)%
Brokered home resales	212	111	101	91.0%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other operations was $2.4 million for the second quarter of 2021, compared to a loss of $1.6 million in the second quarter of 2020. The increase in income from home sales and other operations was primarily due to an increase in ancillary services revenues, net, due to increased revenue from restaurants, stores and activities across the portfolio that were closed last year as a result of COVID-19 and an increase in non-core marina ancillary revenues, net. Income from home sales and other operations also increased due to an increase in gross profit from new home sales due to an increase of 162 new homes sales during the second quarter of 2021 compared to the second quarter of 2020 primarily due to favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$12,344	$11,904	$440	3.7%
Rental home operating and maintenance expenses	1,285	1,243	42	3.4%
Income from rental operations	11,059	10,661	398	3.7%
Depreciation on rental homes (2)	2,685	2,721	(36)	(1.3)%
Income from rental operations, net of depreciation	$8,374	$7,940	$434	5.5%

Gross investment in new manufactured home rental units (3)	$230,394	$235,516	$(5,122)	(2.2)%
Gross investment in used manufactured home rental units	$17,732	$17,722	$10	0.1%

Net investment in new manufactured home rental units	$188,343	$202,115	$(13,772)	(6.8)%
Net investment in used manufactured home rental units	$9,288	$10,430	$(1,142)	(10.9)%

Number of occupied rentals – new, end of period (4)	3,303	3,291	12	0.4%
Number of occupied rentals – used, end of period	491	632	(141)	(22.3)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $8.1 million and $7.8 million for the quarters ended June 30, 2021 and June 30, 2020, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.7 million and $17.1 million as of June 30, 2021 and June 30, 2020, respectively.
(4)Includes 282 and 283 homes rented through our ECHO JV as of June 30, 2021 and 2020, respectively.
Income from rental operations, net of depreciation, was $0.4 million higher during the second quarter of 2021, compared to the second quarter of 2020, primarily due to an increase in the number of occupied new rental homes which command a higher rental rate than occupied used homes.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(48,316)	$(38,332)	$(9,984)	(26.0)%
Interest income	1,742	1,791	(49)	(2.7)%
Income from other investments, net	1,222	1,022	200	19.6%
General and administrative	(10,228)	(10,609)	381	3.6%
Other expenses	(800)	(639)	(161)	(25.2)%
Early debt retirement	(755)	—	(755)	—%
Interest and related amortization	(27,131)	(26,249)	(882)	(3.4)%
Total other income and expenses, net	$(84,266)	$(73,016)	$(11,250)	(15.4)%

Total other income and expenses, net increased $11.3 million in 2021 compared to 2020, primarily due to higher depreciation and amortization, higher interest and related amortization, and early debt retirement costs incurred during the second quarter of 2021. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in the fourth quarter of 2020, and the first and second quarters of 2021. The increase in interest and related amortization is due to higher debt levels than the same period in 2021.

Management's Discussion and Analysis (continued)

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2021 and 2020.

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$297,278	$283,938	$13,340	4.7%	$299,119	$283,978	$15,141	5.3%
Rental home income (1)	8,554	8,060	494	6.1%	8,571	8,060	511	6.3%
RV and marina base rental income (1)	156,318	141,167	15,151	10.7%	172,596	141,167	31,429	22.3%
Annual membership subscriptions	27,917	26,033	1,884	7.2%	27,921	26,034	1,887	7.2%
Membership upgrade sales current period, gross	19,221	9,891	9,330	94.3%	19,221	9,891	9,330	94.3%
Utility and other income (1)	51,488	47,564	3,924	8.2%	52,923	47,562	5,361	11.3%
Property operating revenues, excluding deferrals	560,776	516,653	44,123	8.5%	580,351	516,692	63,659	12.3%

Property operating and maintenance (1)(2)	183,477	168,832	14,645	8.7%	192,764	169,030	23,734	14.0%
Real estate taxes	34,028	33,450	578	1.7%	35,746	33,509	2,237	6.7%
Rental home operating and maintenance	2,509	2,582	(73)	(2.8)%	2,555	2,588	(33)	(1.3)%
Sales and marketing, gross	12,471	8,255	4,216	51.1%	12,474	8,254	4,220	51.1%
Property operating expenses, excluding deferrals and property management	232,485	213,119	19,366	9.1%	243,539	213,381	30,158	14.1%
Income from property operations, excluding deferrals and property management (3)	328,291	303,534	24,757	8.2%	336,812	303,311	33,501	11.0%
Property management	31,930	29,817	2,113	7.1%	31,940	29,817	2,123	7.1%
Income from property operations, excluding deferrals (3)	296,361	273,717	22,644	8.3%	304,872	273,494	31,378	11.5%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	10,944	4,511	6,433	142.6%	10,944	4,511	6,433	142.6%
Income from property operations (3)	$285,417	$269,206	$16,211	6.0%	$293,928	$268,983	$24,945	9.3%
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

Total Portfolio income from property operations for 2021 increased $24.9 million, or 9.3%, from 2020, driven by an increase of $16.2 million, or 6.0%, from our Core Portfolio and by an increase of $8.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to increases in RV and marina base rental income, MH base rental income and Membership upgrade sales, gross. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and during the six months ended June 30, 2021.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $13.3 million, or 4.7%, from 2020, which reflects 4.1% growth from rate increases and 0.6% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $719 in 2021 from approximately $690 in 2020. The average occupancy for the Core Portfolio was 95.3% for the six months ended June 30, 2021 compared to 95.2% for the six months ended June 30, 2020.

Management's Discussion and Analysis (continued)

RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$99,910	$94,447	$5,463	5.8%	$113,267	$94,447	$18,820	19.9%
Seasonal	21,767	27,787	(6,020)	(21.7)%	22,809	27,787	(4,978)	(17.9)%
Transient	34,641	18,933	15,708	83.0%	36,520	18,933	17,587	92.9%
RV and marina base rental income	$156,318	$141,167	$15,151	10.7%	$172,596	$141,167	$31,429	22.3%
RV and marina base rental income in our Core Portfolio for 2021 increased $15.2 million, or 10.7%, from 2020 primarily due to increases in Transient RV and marina base rental income of $15.7 million, or 83.0% and Annual RV and marina base rental income of $5.5 million, or 5.8%, partially offset by a decrease in Seasonal RV and marina base rental income of $6.0 million, or 21.7%. Transient RV and marina base rental income increased across all regions, primarily due to cancellations in RV reservations and site closures during the six months ended June 30, 2020 as a result of COVID-19. In addition, we continue to see positive Transient demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. The increase in Annual RV and marina base rental income was primarily due to growth from rate increases. The decrease in Seasonal RV and marina base rental income was primarily due to a decrease in seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.
Membership upgrade sales, gross for 2021 increased $9.3 million, or 94.3%, from 2020. The increase in membership upgrade sales was due to approximately 2,600 upgrade sales during the six months ended June 30, 2021, compared to 1,600 during the six months ended June 30, 2020, an increase of 67%. We also experienced a 16% increase in the average sales price per upgrade sold during the six months ended June 30, 2021, compared to the same period ended June 30, 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 increased $3.9 million, or 8.2%, from 2020. The increase was primarily due to an increase in other property income of $2.8 million and an increase in utility income of $0.9 million. The increase in other property income was driven by insurance recovery revenue of $2.4 million related to Hurricane Hanna recorded during the second quarter of 2021 and increased late fees due to the suspension of late fees in 2020 as a result of COVID-19.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $19.4 million, or 9.1%, from 2020, driven by increases in property operating and maintenance expenses of $14.6 million and gross sales and marketing expenses of $4.2 million. Core property operating and maintenance expenses were higher during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increases in utility expenses of $5.1 million, repairs and maintenance expenses of $3.3 million, property payroll expenses of $2.6 million and insurance expense of $2.0 million. The increase in gross sales and marketing expenses was primarily due to an increase in membership upgrade sales.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenues from new home sales (1)	$37,658	$16,934	$20,724	122.4%
Cost of new home sales (1)	35,958	16,669	19,289	115.7%
Gross profit from new home sales	1,700	265	1,435	541.5%

Gross revenues from used home sales	1,989	3,241	(1,252)	(38.6)%
Cost of used home sales	2,766	4,092	(1,326)	(32.4)%
Loss from used home sales	(777)	(851)	74	8.7%

Brokered resale and ancillary services revenues, net	5,466	363	5,103	1,405.8%
Home selling expenses	2,652	2,294	358	15.6%

Income (loss) from home sales and other	$3,737	$(2,517)	$6,254	248.5%

Home sales volumes
Total new home sales (2)	487	288	199	69.1%
New Home Sales Volume - ECHO JV	24	23	1	4.3%
Used home sales	210	330	(120)	(36.4)%
Brokered home resales	372	287	85	29.6%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other was $3.7 million for the six months ended June 30, 2021 compared to a loss of $2.5 million for the six months ended June 30, 2020. The increase in income from home sales and other was due to an increase in ancillary services revenues, net, driven by increased revenue from restaurants, stores and activities across the portfolio primarily as a result of closures in 2020 as a result of COVID-19, an increase in non-core marina ancillary revenues, net and an increase in gross profit from new home sales as a result of an increase in the number of new homes sold.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$24,733	$23,647	$1,086	4.6%
Rental home operating and maintenance expenses	2,509	2,582	(73)	(2.8)%
Income from rental operations	22,224	21,065	1,159	5.5%
Depreciation on rental homes (2)	5,305	5,525	(220)	(4.0)%
Income from rental operations, net of depreciation	$16,919	$15,540	$1,379	8.9%

Gross investment in new manufactured home rental units (3)	$230,394	$235,516	$(5,122)	(2.2)%
Gross investment in used manufactured home rental units	$17,732	$17,722	$10	0.1%

Net investment in new manufactured home rental units	$188,343	$202,115	$(13,772)	(6.8)%
Net investment in used manufactured home rental units	$9,288	$10,430	$(1,142)	(10.9)%

Number of occupied rentals – new, end of period (4)	3,303	3,291	12	0.4%
Number of occupied rentals – used, end of period	491	632	(141)	(22.3)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $16.2 million and $15.6 million of Site rental income for the six months ended June 30, 2021 and 2020, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.7 million and $17.1 million as of June 30, 2021 and 2020, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 282 and 283 homes rented through our ECHO JV as of June 30, 2021 and 2020, respectively.

Income from rental operations, net of depreciation, was $1.4 million higher during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in the number of occupied new rental homes which command a higher rental rate than occupied used homes.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(93,714)	$(77,356)	$(16,358)	(21.1)%
Interest income	3,509	3,598	(89)	(2.5)%
Income from other investments, net	2,158	1,665	493	29.6%
General and administrative	(20,740)	(21,464)	724	3.4%
Other expenses	(1,498)	(1,227)	(271)	(22.1)%
Early debt retirement	(2,784)	(1,054)	(1,730)	(164.1)%
Interest and related amortization	(53,406)	(52,322)	(1,084)	(2.1)%
Total other income and expenses, net	$(166,475)	$(148,160)	$(18,315)	(12.4)%

Total other income and expenses, net increased $18.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher depreciation and amortization and higher early debt retirement costs. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired in the fourth quarter of 2020 and the six months ended June 30, 2021. The increase in early debt retirement costs was due to higher debt repayment costs in 2021 compared to 2020.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures increased $0.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in distributions received in 2021 compared to 2020.

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
Our at-the-market (“ATM”) equity offering program allows us, from time-to-time, to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price up to $200.0 million. As of June 30, 2021, the full capacity remained available for issuance.
As of June 30, 2021, we had available liquidity in the form of approximately 416.2 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the six months ended June 30, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan (“Term Loan”). The variable interest rate on the Term Loan is LIBOR plus 1.40%. Pursuant to the Swap (as defined below), we have fixed the interest rate at 1.8% per annum. See Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details.
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
During the six months ended June 30, 2021, we entered into a three-year LIBOR Swap Agreement (the ”Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal and fixes the underlying LIBOR rate at 0.39% per annum and matures on March 25, 2024. For additional information regarding our interest rate swap, see Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of June 30, 2021, our LOC had a borrowing capacity of $438.0 million. As of June 30, 2021, the LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, carries an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
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

Management's Discussion and Analysis (continued)

patterns and operational decisions we have made and may make in the future in response to guidance from public authorities and/or for the health and safety of our employees, residents and guests.
The following table summarizes our cash flows activity:

	For the six months ended June 30,
(amounts in thousands)	2021	2020
Net cash provided by operating activities	$328,926	$238,745
Net cash used in investing activities	(475,211)	(105,804)
Net cash provided by (used in) financing activities	166,978	(41,808)
Net increase in cash and restricted cash	$20,693	$91,133
Operating Activities
Net cash provided by operating activities increased $90.2 million to $328.9 million for the quarter ended June 30, 2021 from $238.7 million for the quarter ended June 30, 2020. The increase in net cash provided by operating activities was primarily due to an increase in other assets, net and accounts payable and other liabilities of $38.0 million, higher income from property operations of $24.9 million, an increase in rents and other customer payments received in advance and security deposits of $16.3 million and higher deferred membership revenue of $10.3 million.
Investing Activities
Net cash used in investing activities increased $369.4 million to $475.2 million for the quarter ended June 30, 2021 from $105.8 million for the quarter ended June 30, 2020. The increase was due to increased spending on acquisitions of $352.5 million along with an increase in capital improvement spending of $16.6 million.
Capital Improvements
The following table summarizes capital improvements:

	For the six months ended June 30,
(amounts in thousands)	2021	2020
Recurring capital expenditures (1)	$30,892	$26,796
Property upgrades and development	45,008	41,374
New and used home investments (2) (3)	41,949	32,990
Total property improvements	117,849	101,160
Corporate	1,874	1,987
Total capital improvements	$119,723	$103,147
______________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Excludes new home investments associated with our ECHO JV.
(3)Net proceeds from home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $167.0 million for the quarter ended June 30, 2021. Net cash used in financing activities was $41.8 million for the quarter ended June 30, 2020. The increase in net cash provided by financing activities was primarily due to an increase net term loan proceeds of $300.0 million, partially offset by an increase in net repayments on the LOC of $50.0 million and an increase in mortgage debt repayments of $19.0 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see the Contractual Obligations section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
Westwinds
The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Westwinds provides affordable, rent-controlled homes to numerous residents, including

Management's Discussion and Analysis (continued)

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we have no off-balance sheet arrangements.

Management's Discussion and Analysis (continued)

Critical Accounting Policies and Estimates
Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2021.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in “Item 1A. Risk Factors” in our 2020 Form 10-K and updated in our 2021 First Quarter Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
None.

Item 6.Exhibits

10.1.1	Form of Amendment no. 1 to each of the Equity Distribution Agreements, dated July 30, 2020, by and among the Company, the Operating Partnership and each of the Sales Agents
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 27, 2021	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2021	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2021	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)