Form 10-Q
period 2021-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2021-10-26
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,826,116 shares of Common Stock as of October 21, 2021.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment in real estate:
Land	$1,969,487	$1,676,636
Land improvements	3,783,255	3,543,479
Buildings and other depreciable property	1,042,086	940,311
	6,794,828	6,160,426
Accumulated depreciation	(2,056,260)	(1,924,585)
Net investment in real estate	4,738,568	4,235,841
Cash and restricted cash	40,272	24,060
Notes receivable, net	39,947	35,844
Investment in unconsolidated joint ventures	20,632	19,726
Deferred commission expense	46,748	42,472
Other assets, net	95,693	61,026
Total Assets	$4,981,860	$4,418,969

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,606,999	$2,444,930
Term loan, net	297,288	—
Unsecured line of credit	220,000	222,000
Accounts payable and other liabilities	186,258	129,666
Deferred membership revenue	173,222	150,692
Accrued interest payable	8,879	8,336
Rents and other customer payments received in advance and security deposits	109,983	92,587
Distributions payable	70,009	66,003
Total Liabilities	3,672,638	3,114,214
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 and shares authorized as of September 30, 2021 and December 31, 2020; 183,824,165 and 182,230,631 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.	1,828	1,813
Paid-in capital	1,427,606	1,411,397
Distributions in excess of accumulated earnings	(181,941)	(179,523)
Accumulated other comprehensive income (loss)	325	—
Total Stockholders’ Equity	1,247,818	1,233,687
Non-controlling interests – Common OP Units	61,404	71,068
Total Equity	1,309,222	1,304,755
Total Liabilities and Equity	$4,981,860	$4,418,969

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$269,573	$238,869	$774,293	$696,178
Annual membership subscriptions	15,127	13,442	43,048	39,476
Membership upgrade sales current period, gross	10,122	6,631	29,343	16,522
Membership upgrade sales upfront payments, deferred, net	(7,253)	(4,171)	(21,134)	(9,379)
Other income	12,053	12,268	36,759	33,007
Gross revenues from home sales	27,276	13,070	66,923	33,245
Brokered resale and ancillary services revenues, net	2,956	1,648	8,422	2,011
Interest income	1,805	1,801	5,314	5,399
Income from other investments, net	1,238	1,428	3,396	3,093
Total revenues	332,897	284,986	946,364	819,552
Expenses:
Property operating and maintenance	109,164	99,566	300,700	268,465
Real estate taxes	18,408	15,981	54,154	49,490
Sales and marketing, gross	6,513	5,054	18,987	13,308
Membership sales commissions, deferred, net	(1,468)	(630)	(4,405)	(1,327)
Property management	17,015	14,527	48,955	44,344
Depreciation and amortization	44,414	38,581	138,127	115,937
Cost of home sales	25,847	12,866	64,571	33,627
Home selling expenses	1,203	1,241	3,855	3,535
General and administrative	10,401	9,692	31,141	31,156
Other expenses	797	658	2,295	1,885
Early debt retirement	—	9,732	2,784	10,786
Interest and related amortization	27,361	25,218	80,767	77,540
Total expenses	259,655	232,486	741,931	648,746
Loss on sale of real estate, net	—	—	(59)	—
Income before equity in income of unconsolidated joint ventures	73,242	52,500	204,374	170,806
Equity in income of unconsolidated joint ventures	851	968	2,786	2,239
Consolidated net income	74,093	53,468	207,160	173,045

Income allocated to non-controlling interests – Common OP Units	(3,468)	(2,908)	(10,236)	(9,415)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$70,625	$50,560	$196,916	$163,622

Consolidated net income	$74,093	$53,468	$207,160	$173,045
Other comprehensive income (loss):
Adjustment for fair market value of swap	86	1,161	325	380
Consolidated comprehensive income	74,179	54,629	207,485	173,425
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,472)	(2,971)	(10,253)	(9,436)
Redeemable perpetual preferred stock dividends	0	0	(8)	(8)
Comprehensive income attributable to Common Stockholders	$70,707	$51,658	$197,224	$163,981

Earnings per Common Share – Basic	$0.38	$0.28	$1.08	$0.90

Earnings per Common Share – Fully Diluted	$0.38	$0.28	$1.08	$0.90

Weighted average Common Shares outstanding – Basic	183,469	181,869	182,590	181,811
Weighted average Common Shares outstanding – Fully Diluted	192,736	192,537	192,689	192,548
The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2020	$1,813	$1,411,397	$—	$(179,523)	$—	$71,068	$1,304,755
Exchange of Common OP Units for Common Stock	—	58	—	—	—	(58)	—
Issuance of Common Stock through employee stock purchase plan	—	732	—	—	—	—	732
Compensation expenses related to restricted stock and stock options	—	2,556	—	—	—	—	2,556
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	—	(2,814)
Adjustment for fair market value of swap	—	—	—	—	129	—	129
Consolidated net income	—	—	—	65,240	—	3,747	68,987
Distributions	—	—	—	(66,087)	—	(3,796)	(69,883)
Other	—	(116)	—	—	—	—	(116)
Balance as of March 31, 2021	1,813	1,411,813	—	(180,370)	129	70,961	1,304,346
Exchange of Common OP Units for Common Stock	14	9,310	—	—	—	(9,324)	—
Issuance of Common Stock through employee stock purchase plan	—	605	—	—	—	—	605
Compensation expenses related to restricted stock and stock options	—	2,821	—	—	—	—	2,821
Adjustment for Common OP Unitholders in the Operating Partnership	—	(143)	—	—	—	143	—
Adjustment for fair market value of swap	—	—	—	—	110	—	110
Consolidated net income	—	—	8	61,051	—	3,021	64,080
Distributions	—	—	(8)	(66,611)	—	(3,296)	(69,915)
Other	—	(56)	—	—	—	—	(56)
Balance as of June 30, 2021	1,827	1,424,350	—	(185,930)	239	61,505	1,301,991
Exchange of Common OP Units for Common Stock	1	438	—	—	—	(439)	—
Issuance of Common Stock through employee stock purchase plan	—	379	—	—	—	—	379
Compensation expenses related to restricted stock and stock options	—	2,774	—	—	—	—	2,774
Adjustment for Common OP Unitholders in the Operating Partnership	—	(142)	—	—	—	142	—
Adjustment for fair market value of swap	—	—	—	—	86	—	86
Consolidated net income	—	—	—	70,625	—	3,468	74,093
Distributions	—	—	—	(66,636)	—	(3,272)	(69,908)
Other	—	(193)	—	—	—	—	(193)
Balance as of September 30, 2021	$1,828	$1,427,606	$—	$(181,941)	$325	$61,404	$1,309,222

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Consolidated net income	$207,160	$173,045
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate, net	59	—
Early debt retirement	2,784	10,786
Depreciation and amortization	140,336	117,870
Amortization of loan costs	3,505	2,636
Debt premium amortization	(243)	(304)
Equity in income of unconsolidated joint ventures	(2,786)	(2,239)
Distributions of income from unconsolidated joint ventures	52	84
Proceeds from insurance claims, net	589	(1,453)
Compensation expense related to incentive plans	9,434	9,659
Revenue recognized from membership upgrade sales upfront payments	(8,208)	(7,143)
Commission expense recognized related to membership sales	2,843	2,774
Changes in assets and liabilities:
Notes receivable, net	(4,129)	(1,460)
Deferred commission expense	(7,119)	(3,844)
Other assets, net	24,616	21,663
Accounts payable and other liabilities	47,520	22,029
Deferred membership revenue	30,738	17,958
Rents and other customer payments received in advance and security deposits	6,456	(1,193)
Net cash provided by operating activities	453,607	360,868
Cash Flows From Investing Activities:
Real estate acquisitions, net	(477,785)	(8,871)
Proceeds from disposition of properties, net	(7)	—
Investment in unconsolidated joint ventures	(493)	—
Distributions of capital from unconsolidated joint ventures	2,320	2,294
Proceeds from insurance claims	2,048	109
Capital improvements	(204,037)	(155,061)
Net cash used in investing activities	(677,954)	(161,529)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,717	1,678
Distributions:
Common Stockholders	(195,112)	(180,537)
Common OP Unitholders	(10,681)	(10,393)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(2,814)	(3,962)
Principal payments and mortgage debt repayment	(108,968)	(455,252)
Mortgage notes payable financing proceeds	270,016	662,255
Term loan repayment	(300,000)	—
Term loan proceeds	600,000	—
Line of Credit repayment	(379,500)	(367,500)
Line of Credit proceeds	377,500	257,500
Debt issuance and defeasance costs	(11,225)	(17,150)
Other	(366)	(612)
Net cash provided by (used in) financing activities	240,559	(113,981)
Net increase in cash and restricted cash	16,212	85,358
Cash and restricted cash, beginning of period	24,060	28,860
Cash and restricted cash, end of period	$40,272	$114,218

	Nine Months Ended September 30,
	2021	2020
Supplemental Information:
Cash paid for interest	$77,377	$76,551
Net investment in real estate – reclassification of rental homes	$55,355	$28,774
Other assets, net – reclassification of rental homes	$(55,355)	$(28,774)

Real estate acquisitions:
Investment in real estate	$(494,342)	$(9,050)
Other assets, net	(2,815)	—
Accrued expenses and accounts payable	8,432	—
Rents and other customer payments received in advance and security deposits	10,940	179
Real estate acquisitions, net	$(477,785)	$(8,871)

Real estate dispositions:
Investment in real estate	$52	$—
Loss on sale of real estate, net	(59)	—
Real estate dispositions, net	$(7)	$—

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of September 30, 2021. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of September 30, 2021 and December 31, 2020, restricted cash consists of $31.7 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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

(amounts in thousands)	As of September 30, 2021
2021	$44,370
2022	180,897
2023	129,603
2024	60,749
2025	22,777
Thereafter	66,775
Total	$505,171

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates between 2022 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended September 30, 2021 and 2020, total operating lease payments were $2.9 million and $2.5 million, respectively. For the nine months ended September 30, 2021 and 2020, total operating lease payments were $8.0 million and $7.3 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2021:

	As of September 30, 2021
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2021	$525	$1,060	$1,585
2022	1,638	2,939	4,577
2023	626	2,682	3,308
2024	632	2,326	2,958
2025	637	2,024	2,661
Thereafter	4,941	10,958	15,899
Total undiscounted rental payments	8,999	21,989	30,988
Less imputed interest	(1,976)	(3,340)	(5,316)
Total lease liabilities	$7,023	$18,649	$25,672

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.7 million and $25.7 million, respectively, as of September 30, 2021. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at September 30, 2021.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2021	2020	2021	2020
Numerators:
Net income available for Common Stockholders – Basic	$70,625	$50,560	$196,916	$163,622
Amounts allocated to dilutive securities	3,468	2,908	10,236	9,415
Net income available for Common Stockholders – Fully Diluted	$74,093	$53,468	$207,152	$173,037
Denominators:
Weighted average Common Shares outstanding – Basic	183,469	181,869	182,590	181,811
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,056	10,482	9,888	10,485
Stock options and restricted stock	211	186	211	252
Weighted average Common Shares outstanding – Fully Diluted	192,736	192,537	192,689	192,548

Earnings per Common Share – Basic	$0.38	$0.28	$1.08	$0.90

Earnings per Common Share – Fully Diluted	$0.38	$0.28	$1.08	$0.90

Note 5 - Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2020.

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021

Equity Offering Program
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of September 30, 2021, the full capacity remained available for issuance.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2021 and 2020, 1,451,710 and 9,228 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2021
On September 30, 2021, we completed the acquisition of an approximately 40 acre vacant land parcel in Nokomis, Florida, adjacent to our MH community, Lake Village, for additional expansion. The purchase price was $10.4 million, which was funded with available cash.
On August 26, 2021, we acquired a portion of Pirateland Camping Resort located in Myrtle Beach, South Carolina for $110.8 million. Pirateland is a 1,484 site RV community, and the ELS parcel contains 813 sites. Pirateland, including the ELS parcel, is managed by a tenant pursuant to existing ground leases. The ground lease with respect to the ELS parcel expires in February 2025. The acquisition was funded with proceeds from our unsecured line of credit.
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

Note 7 - Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2021 and December 31, 2020, respectively):

					Investment as of		Income/(Loss) for the nine months ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2020
Meadows	Various (2,2)	1,077	50%		$—	$—	$1,350	$1,404
Lakeshore	Florida (3,3)	721	(b)		2,662	2,281	417	313
Voyager	Arizona (1,1)	1,801	50%	(c)	132	83	544	153
ECHO JV	Various	—	50%		17,838	17,362	475	369
		3,599			$20,632	$19,726	$2,786	$2,239
_____________________
(a)The percentages shown approximate our economic interest as of September 30, 2021. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest and the Crosswinds joint venture in which we own a 49% interest.
(c)Primarily consists of a 50% interest in Voyager RV Resort and a 33% interest in the utility plant servicing this Property. On October 14, 2021, we acquired our joint venture partner’s 50% interest in Voyager RV Resort. See Note 13. Subsequent events.
We received approximately $2.4 million and $2.4 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2021 and 2020, respectively. Approximately $2.2 million and $1.8 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2021 and 2020, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of September 30, 2021		As of December 31, 2020
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,722,619	$2,633,681	$2,537,137	$2,472,876

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of September 30, 2021, was approximately 3.8% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 117 and 116 of our Properties as of September 30, 2021 and December 31, 2020, respectively, and the gross carrying value of such Properties was approximately $2,726.0 million and $2,580.9 million, as of September 30, 2021 and December 31, 2020, respectively.
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
During the quarter ended September 30, 2020, we entered into a Secured Credit Facility with Fannie Mae for $386.9 million. The loan consisted of two tranches with a weighted average interest rate of 2.55% per annum and a weighted average maturity of 13.4 years. The first tranche generated proceeds of $202.0 million with an interest rate of 2.47% per annum and a maturity of 12 years. The second tranche generated proceeds of $184.9 million with an interest rate of 2.64% per annum and a maturity of 15 years. The loan is secured by ten MH communities. The net proceeds from the transaction were primarily used to repay our $200.0 million unsecured term loan scheduled to mature in 2023 and $166.8 million of secured loans scheduled to mature in 2021. The unsecured term loan had an interest rate of LIBOR plus 1.20% to 1.90% per annum and, subject to certain conditions, could be prepaid at any time without premium or penalty. In connection with the term loan, we entered into a LIBOR swap agreement allowing us to trade the variable rate of LIBOR on the term loan for a fixed interest rate of 1.85%. Our spread over LIBOR was 1.20% resulting in an all-in interest rate of 3.05% per annum. In connection with the repayment of the unsecured term loan, we terminated the associated swap agreement as disclosed in Note 9. Derivative Instruments and Hedging Activities. The secured loans had a weighted average interest rate of approximately 5.0% per annum. As part of the repayment of the loans, we incurred early debt retirement costs of $8.8 million.
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
The LOC had a balance of $220.0 million and $222.0 million outstanding as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our LOC had remaining borrowing capacity of $280.0 million.
As of September 30, 2021, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
During the nine months ended September 30, 2021, we entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The 2021 Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of September 30, 2021, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
During the nine months ended September 30, 2020, in connection with the repayment of our $200.0 million unsecured term loan (See Note 8. Borrowing Arrangements for additional information), we terminated the interest rate swap that was scheduled to mature on November 1, 2020. As a result of the interest rate swap termination, we incurred an early termination fee of $0.9 million, which was recognized in the Consolidated Statements of Income and Comprehensive Income.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2021	2020
Interest Rate Swap	Other assets, net	$325	$—

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2021	2020	(amounts in thousands)	2021	2020
Interest Rate Swap	$142	$1,561	Interest Expense	$467	$1,941

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
During the next twelve months, we estimate that $0.8 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2021, we had not posted any collateral related to this Swap.

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
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2021 and 2020, was $2.8 million and $2.9 million, respectively, and for the nine months ended September 30, 2021 and 2020, was $8.2 million and $8.5 million, respectively.

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
We intend to continue to vigorously defend our interests in this matter. As of September 30, 2021, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2021 or 2020.
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2021 and 2020:
Quarter Ended September 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$298,099	$31,755	$329,854
Operations expenses	(148,094)	(28,588)	(176,682)
Income from segment operations	150,005	3,167	153,172
Interest income	1,320	483	1,803
Depreciation and amortization	(41,761)	(2,653)	(44,414)
Loss on sale of real estate, net	—	—	—
Income (loss) from operations	$109,564	$997	$110,561
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			1,238
General and administrative			(10,401)
Other expenses			(797)
Interest and related amortization			(27,361)
Equity in income of unconsolidated joint ventures			851
Early debt retirement			—
Consolidated net income			$74,093

Total assets	$4,723,386	$258,474	$4,981,860
Capital improvements	$52,146	$32,169	$84,315

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Quarter Ended September 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$264,284	$17,473	$281,757
Operations expenses	(132,780)	(15,825)	(148,605)
Income from segment operations	131,504	1,648	133,152
Interest income	1,104	694	1,798
Depreciation and amortization	(35,878)	(2,703)	(38,581)
Income (loss) from operations	$96,730	$(361)	$96,369
Reconciliation to consolidated net income:
Corporate interest income			3
Income from other investments, net			1,428
General and administrative			(9,692)
Other expenses			(658)
Interest and related amortization			(25,218)
Equity in income of unconsolidated joint ventures			968
Early debt retirement			(9,732)
Consolidated net income			$53,468

Total assets	$3,997,064	$263,349	$4,260,413
Capital improvements	$40,387	$11,527	$51,914
Nine Months Ended September 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$857,032	$80,622	$937,654
Operations expenses	(414,298)	(72,519)	(486,817)
Income from segment operations	442,734	8,103	450,837
Interest income	3,720	1,566	5,286
Depreciation and amortization	(130,169)	(7,958)	(138,127)
Gain on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$316,226	$1,711	$317,937
Reconciliation to consolidated net income:
Corporate interest income			28
Income from other investments, net			3,396
General and administrative			(31,141)
Other expenses			(2,295)
Interest and related amortization			(80,767)
Equity in income of unconsolidated joint ventures			2,786
Early debt retirement			(2,784)
Consolidated net income			$207,160

Total assets	$4,723,386	$258,474	$4,981,860
Capital improvements	$129,919	$74,118	$204,037

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Nine Months Ended September 30, 2020

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$764,913	$46,147	$811,060
Operations expenses	(369,974)	(41,468)	(411,442)
Income from segment operations	394,939	4,679	399,618
Interest income	3,240	2,148	5,388
Depreciation and amortization	(107,709)	(8,228)	(115,937)
Income (loss) from operations	$290,470	$(1,401)	$289,069
Reconciliation to consolidated net income:
Corporate interest income			11
Income from other investments, net			3,093
General and administrative			(31,156)
Other expenses			(1,885)
Interest and related amortization			(77,540)
Equity in income of unconsolidated joint venture			2,239
Early debt retirement			(10,786)
Consolidated net income			$173,045

Total assets	$3,997,064	$263,349	$4,260,413
Capital Improvements	$110,544	$44,517	$155,061

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues:
Rental income	$265,431	$234,711	$761,580	$683,960
Annual membership subscriptions	15,127	13,442	43,048	39,476
Membership upgrade sales current period, gross	10,122	6,631	29,343	16,522
Membership upgrade sales upfront payments, deferred, net	(7,253)	(4,171)	(21,134)	(9,379)
Other income	12,053	12,268	36,759	33,007
Ancillary services revenues, net	2,619	1,403	7,436	1,327
Total property operations revenues	298,099	264,284	857,032	764,913
Expenses:
Property operating and maintenance	107,626	97,848	296,607	264,159
Real estate taxes	18,408	15,981	54,154	49,490
Sales and marketing, gross	6,513	5,054	18,987	13,308
Membership sales commissions, deferred, net	(1,468)	(630)	(4,405)	(1,327)
Property management	17,015	14,527	48,955	44,344
Total property operations expenses	148,094	132,780	414,298	369,974
Income from property operations segment	$150,005	$131,504	$442,734	$394,939

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues:
Rental income (a)	$4,142	$4,158	$12,713	$12,218
Gross revenue from home sales	27,276	13,070	66,923	33,245
Brokered resale revenues, net	337	245	986	684
Ancillary services revenues, net	—	—	—	—
Total revenues	31,755	17,473	80,622	46,147
Expenses:
Rental home operating and maintenance	1,538	1,718	4,093	4,306
Cost of home sales	25,847	12,866	64,571	33,627
Home selling expenses	1,203	1,241	3,855	3,535
Total expenses	28,588	15,825	72,519	41,468
Income from home sales and rentals operations segment	$3,167	$1,648	$8,103	$4,679
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
On October 14, 2021, we acquired our joint venture partner’s 50% interest in Voyager RV Resort. The purchase price to acquire our partner’s interest consisted of debt assumption of $20.1 million and a $35.2 million payment primarily comprised of 427,723 Operating Partnership units issued with the remainder in cash. Upon closing the acquisition, we became the resort’s sole owner. Voyager, located in Tucson, AZ, is a resort with 1,801 sites of which 1,576 are RV and 225 are MH.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities. As of September 30, 2021, we owned or had an ownership interest in a portfolio of 436 Properties located throughout the United States and Canada containing 167,123 individual developed areas (“Sites”). These Properties are located in 33 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population aged 55 and older is expected to grow 17% from 2021 to 2036. These individuals, seeking an active lifestyle, will continue to drive the market for second home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation X demographics will contribute to our future long-term customer pipeline. RV Industry Association (“RVIA”) tracking of the RV industry as of 2021 showed that those under 45 years of age is the fastest growing segment of RV owners and has been for the past few years. The RVIA also completed a survey showing that RV purchase intent is strongest among Millennials, followed closely by Generation X. Millennials and Generation X combined represent over half of RV buyers. RVIA statistics as of 2021 show that over 11 million U.S. households own an RV, an increase of 62% over the past 20 years. The increase is driven by strong interest from younger individuals and families who live an active, outdoor lifestyle and baby boomers who are entering retirement. These groups exhibit interest in adopting a minimalist lifestyle due to its affordability, preference over home quality relative to its size and the overall unique experience that our communities can provide. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2021
MH Sites	73,300
RV Sites:
Annual	32,400
Seasonal (1)	10,700
Transient	15,400
Marina Slips	6,800
Membership (2)	24,800
Joint Ventures (3)	3,600
Total (4)	167,100
_________________________
(1)Includes sites reserved but not used by seasonal customers due to travel restrictions.
(2)Primarily utilized to service the approximately 124,900 members. Includes approximately 6,300 Sites rented on an annual basis.
(3)Includes approximately 2,900 annual Sites, 200 seasonal Sites and 500 transient Sites and includes sites at Voyager RV Resort.
(4)Total does not foot due to rounding.
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

We continue to see strong demand in our RV business as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. During the third quarter of 2021, Core Transient RV rental income increased $5.4 million, or 21.1% compared to the third quarter of 2020. Core Annual RV rental income increased $3.8 million, or 7.8% compared to the third quarter of 2020. Core Seasonal RV rental income increased $1.9 million, or 37.5% compared to the third quarter of 2020. RV and marina rental income in our Core Portfolio for the nine months ended September 30, 2021 was 11.9% higher than the nine months ended September 30, 2020. Compared to the same period in 2020, annual and transient rental income for the nine months ended September 30, 2021 increased 6.5% and 47.4%, respectively, while seasonal rental income decreased 12.4%. The decrease in seasonal rental income was primarily due to lower seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.

Management's Discussion and Analysis (continued)

We attribute the solid performance of our business, as shown by increases in home sales and occupancy, and growth in RV rental income, to the fundamentals of our business model. Our customers have made an investment in a housing unit that is placed on land leased from us. In addition, there is continued demand for our Properties. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders.
Results Overview
For the quarter ended September 30, 2021, net income available for Common Stockholders increased $20.0 million, or $0.10 per fully diluted Common Share, to $70.6 million, or $0.38 per fully diluted Common Share, compared to $50.6 million, or $0.28 per fully diluted Common Share, for the same period in 2020. For the nine months ended September 30, 2021, net income available for Common Stockholders increased $33.3 million, or $0.18 per fully diluted Common Share, to $196.9 million, or $1.08 per fully diluted Common Share, compared to $163.6 million, or $0.90 per fully diluted Common Share, for the same period in 2020.
For the quarter ended September 30, 2021, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $28.7 million, or $0.15 per fully diluted Common Share, to $124.5 million, or $0.65 per fully diluted Common Share, compared to $95.8 million, or $0.50 per fully diluted Common Share, for the same period in 2020. For the nine months ended September 30, 2021, FFO available for Common Stock and OP Unit holders increased $65.0 million, or $0.33 per fully diluted Common Share, to $362.6 million, or $1.88 per fully diluted Common Share, compared to $297.6 million, or $1.55 per fully diluted Common Share, for the same period in 2020.
For the quarter ended September 30, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $19.0 million, or $0.10 per fully diluted Common Share, to $124.5 million, or $0.65 per fully diluted Common Share, compared to $105.5 million, or $0.55 per fully diluted Common Share, for the same period in 2020. For the nine months ended September 30, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $55.6 million, or $0.29 per fully diluted Common Share, to $365.4 million, or $1.90 per fully diluted Common Share, compared to $309.8 million, or $1.61 per fully diluted Common Share, for the same period in 2020.
For the quarter ended September 30, 2021, our Core Portfolio property operating revenues, excluding deferrals, increased 8.5% and property operating expenses, excluding deferrals and property management, increased 5.7%, from the same period in 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 10.7% compared to the same period in 2020. For the nine months ended September 30, 2021, our Core Portfolio property operating revenues, excluding deferrals, increased 8.5% and property operating expenses, excluding deferrals and property management, increased 7.8%, from the same period in 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 9.0% compared to the same period in 2020.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.1% for the quarter ended September 30, 2021, compared to 95.2% for the quarter ended June 30, 2021 and 95.3% for the same period in 2020. The decrease in average occupancy from the prior quarter is due to expansion sites completed and added to our Core Portfolio during the quarter but not yet occupied as of September 30, 2021. For the quarter ended September 30, 2021, our Core Portfolio occupancy increased by 60 sites with an increase in homeowner occupancy of 268 sites, compared to occupancy as of June 30, 2021. By comparison, for the quarter ended September 30, 2020, our Core Portfolio occupancy increased 93 sites with an increase in homeowner occupancy of 114 sites. In addition to higher occupancy, we have increased rental rates during the quarter and nine months ended September 30, 2021, contributing to a growth of 4.2% for each respective period in MH rental income, compared to the same period in 2020.
RV and marina rental income in our Core Portfolio for the quarter ended September 30, 2021 was 14.1% higher than the same period in 2020. Annual, seasonal and transient rental income for the quarter ended September 30, 2021 increased 7.8%, 37.5% and 21.1%, respectively. The increase in Annual RV and marina base rental income was attributable to both rate and occupancy, driven by occupancy gains in the North and Northeast regions. Seasonal and transient rental income increased across all regions as we have continued to see positive demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. RV and marina rental income in our Core Portfolio for the nine months ended September 30, 2021 was 11.9% higher than the same period in 2020. Annual and transient rental income for the nine months

Management's Discussion and Analysis (continued)

ended September 30, 2021 increased 6.5% and 47.4%, respectively, while seasonal rental income decreased 12.4%. The decrease in seasonal rental income was primarily due to lower seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the quarter ended September 30, 2021, annual membership subscriptions revenue increased 12.5% over the same period in 2020. We sold approximately 6,700 TTC memberships during the quarter ended September 30, 2021, compared to 7,400 in the same period in 2020. For the nine months ended September 30, 2021, we sold approximately 20,200 TTC memberships compared to 16,400 in the same period in 2020. We also activated approximately 6,800 TTC memberships through our RV dealer program for the quarter ended September 30, 2021. Membership upgrade sales, gross increased $3.5 million for the quarter ended September 30, 2021 compared to the same period in 2020, driven by approximately 1,400 membership upgrade sales during the quarter. We also experienced a 14% increase in the average sales price per upgrade sold during the quarter ended September 30, 2021 compared to the same period ended September 30, 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced in the first quarter of 2021. Adventure was introduced in response to demand we were seeing from our current customers who were looking for longer stays and advanced booking windows. We periodically introduce new upgrade products. Based on our historical experience, during the first 60 to 90 days following a new product launch, we experience an increase in upgrade sales and thereafter the upgrade sales fall back in line with historical run rate performance. For the nine months ended September 30, 2021, we sold approximately 4,000 membership upgrades and upgrade revenues increased 77.6% over the same period in 2020.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 338 new home sales during the quarter ended September 30, 2021, compared to 183 new home sales during the quarter ended September 30, 2020. We closed 825 new home sales during the nine months ended September 30, 2021, compared to 471 new home sales during the nine months ended September 30, 2020. The increase in new home sales was primarily due to favorable housing trends in the broader real estate market.
As of September 30, 2021, we had 3,586 occupied rental homes in our Core MH communities, including 253 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $7.8 million and $7.6 million for the quarters ended September 30, 2021 and 2020, respectively. Approximately $7.8 million and $7.9 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the quarters ended September 30, 2021 and 2020, respectively. Our Core Portfolio income from rental operations, net of depreciation, was $24.7 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively. Approximately $24.0 million and $23.5 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the nine months ended September 30, 2021 and 2020, respectively.
Our gross investment in real estate increased $634.4 million to $6,794.8 million as of September 30, 2021 from $6,160.4 million as of December 31, 2020, primarily due to acquisitions and capital improvements during the nine months ended September 30, 2021.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2020 through September 30, 2021 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2020 (1)				156,500
Acquisition Properties:
Marina Dunes RV Park	Marina, California	RV	October 15, 2020	96
Acorn Campground	Green Creek, New Jersey	RV	October 16, 2020	323
Dolce Vita at Superstition Mountain	Apache Junction, Arizona	MH	December 8, 2020	484
Leisure World RV Resort	Weslaco, Texas	RV	December 9, 2020	333
Trails End RV Resort	Weslaco, Texas	RV	December 9, 2020	362
Meridian RV Resort	Apache Junction, Arizona	RV	December 14, 2020	264
Harbor Point RV Community	Sneads Ferry, North Carolina	RV	December 16, 2020	203
Topsail Sound RV Park	Holly Ridge, North Carolina	RV	December 17, 2020	230
Marker 1 Marina	Dunedin, Florida	Marina	December 30, 2020	477
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Marina Portfolio (11 Properties)	Multiple	Marina	February 5, 2021	4,167
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Pirateland	Myrtle Beach, South Carolina	RV	August 26, 2021	813

Expansion Site Development:
Sites added (reconfigured) in 2020				1,202
Sites added (reconfigured) in 2021				267

Total Sites as of September 30, 2021 (1)				167,100
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
Our Core Portfolio consists of our Properties owned and operated during all of 2020 and 2021. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2020 and 2021. This includes, but is not

Management's Discussion and Analysis (continued)

limited to, one MH community, seven RV communities and one marina acquired during 2020 and three RV communities and eleven marinas acquired during 2021.

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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Computation of Income from Property Operations:
Net income available for Common Stockholders	$70,625	$50,560	$196,916	$163,622
Redeemable preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	3,468	2,908	10,236	9,415
Equity in income of unconsolidated joint ventures	(851)	(968)	(2,786)	(2,239)
Income before equity in income of unconsolidated joint ventures	73,242	52,500	204,374	170,806
Loss on sale of real estate, net	—	—	59	—
Total other expenses, net	79,930	80,652	246,404	228,812
(Gain)/Loss from home sales operations and other	(3,182)	(611)	(6,919)	1,906
Income from property operations	$149,990	$132,541	$443,918	$401,524
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$70,625	$50,560	$196,916	$163,622
Income allocated to non-controlling interests – Common OP Units	3,468	2,908	10,236	9,415
Membership upgrade sales upfront payments, deferred, net	7,253	4,171	21,134	9,379
Membership sales commissions, deferred, net	(1,468)	(630)	(4,405)	(1,327)
Depreciation and amortization	44,414	38,581	138,127	115,937
Depreciation on unconsolidated joint ventures	180	183	547	544
Loss on sale of real estate, net	—	—	59	—
FFO available for Common Stock and OP Unit holders	124,472	95,773	362,614	297,570
Early debt retirement	—	9,732	2,784	10,786
COVID-19 expenses	—	—	—	1,446
Normalized FFO available for Common Stock and OP Unit holders	$124,472	$105,505	$365,398	$309,802
Weighted average Common Shares outstanding – Fully Diluted	192,736	192,537	192,689	192,548

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2021 and September 30, 2020 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and September 30, 2020. For the comparison of our results of operations for the quarters and nine months ended September 30, 2020 and September 30, 2019 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and September 30, 2019, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, filed with the SEC on October 27, 2020.
Comparison of the quarter ended September 30, 2021 to the quarter ended September 30, 2020
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended September 30, 2021 and September 30, 2020:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$150,183	$143,469	$6,714	4.7%	$151,142	$143,512	$7,630	5.3%
Rental home income (1)	4,131	4,153	(22)	(0.5)%	4,142	4,158	(16)	(0.4)%
RV and marina base rental income (1)	90,078	78,979	11,099	14.1%	100,589	78,979	21,610	27.4%
Annual membership subscriptions	15,124	13,442	1,682	12.5%	15,127	13,442	1,685	12.5%
Membership upgrades sales current period, gross	10,122	6,631	3,491	52.6%	10,122	6,631	3,491	52.6%
Utility and other income (1)	26,232	26,130	102	0.4%	27,616	26,130	1,486	5.7%
Property operating revenues, excluding deferrals	295,870	272,804	23,066	8.5%	308,738	272,852	35,886	13.2%

Property operating and maintenance (1)(2)	103,717	99,385	4,332	4.4%	109,489	99,490	9,999	10.1%
Real estate taxes	17,230	15,932	1,298	8.1%	18,408	15,981	2,427	15.2%
Rental home operating and maintenance	1,527	1,715	(188)	(11.0)%	1,538	1,718	(180)	(10.5)%
Sales and marketing, gross	6,512	5,054	1,458	28.8%	6,513	5,054	1,459	28.9%
Property operating expenses, excluding deferrals and property management	128,986	122,086	6,900	5.7%	135,948	122,243	13,705	11.2%
Income from property operations, excluding deferrals and property management (3)	166,884	150,718	16,166	10.7%	172,790	150,609	22,181	14.7%
Property management	17,015	14,527	2,488	17.1%	17,015	14,527	2,488	17.1%
Income from property operations, excluding deferrals (3)	149,869	136,191	13,678	10.0%	155,775	136,082	19,693	14.5%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	5,785	3,541	2,244	63.4%	5,785	3,541	2,244	63.4%
Income from property operations (3)	$144,084	$132,650	$11,434	8.6%	$149,990	$132,541	$17,449	13.2%
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

Total portfolio income from property operations for 2021 increased $17.4 million, or 13.2%, from 2020, driven by an an increase of $11.4 million, or 8.6%, from our Core Portfolio and an increase of $6.0 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals primarily from increased RV and marina base rental income and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and the first three quarters of 2021.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $6.7 million, or 4.7%, from 2020, which reflects 4.2% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $725 in 2021 from approximately $696 in 2020. The average occupancy for our Core Portfolio was 95.1% and 95.3% for the quarters ended September 30, 2021 and September 30, 2020 respectively. The average occupancy rate decreased slightly due to expansion sites added.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$51,950	$48,194	$3,756	7.8%	$60,435	$48,194	$12,241	25.4%
Seasonal	7,094	5,159	1,935	37.5%	7,336	5,159	2,177	42.2%
Transient	31,034	25,626	5,408	21.1%	32,818	25,626	7,192	28.1%
RV and marina base rental income	$90,078	$78,979	$11,099	14.1%	$100,589	$78,979	$21,610	27.4%
RV and marina base rental income in our Core Portfolio for 2021 increased $11.1 million, or 14.1%, from 2020. We experienced strong revenue growth across annual, seasonal and transient customers, which reflects the demand for our properties and the outdoor recreation opportunities they provide. The increase in annual RV and marina base rental income was attributable to both rate and occupancy, driven by occupancy gains in the North and Northeast regions.
Membership upgrade sales, gross for 2021 increased $3.5 million, or 52.6%, from 2020. The increase in membership upgrade sales was due to approximately 1,400 upgrade sales in 2021, compared to 1,000 in 2020, an increase of 34%. We also experienced a 14% increase in the average sales price per upgrade sold during the third quarter of 2021, compared to the third quarter of 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 increased $0.1 million, or 0.4%, from 2020. The increase was due to higher utility income of $1.4 million and pass-through income of $0.5 million, partially offset by lower other property income of $1.8 million. The increase in utility income was seen across all categories with electricity being the largest contributor. The decrease in other property income was driven by insurance proceeds related to Hurricanes Hanna and Isaias received in the third quarter of 2020.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $6.9 million, or 5.7%, from 2020, driven by increases in property operating and maintenance expenses of $4.3 million, gross sales and marketing expenses of $1.5 million and real estate taxes of $1.3 million. Core property operating and maintenance expenses were higher in 2021 primarily due to increases in utility expenses of $2.5 million and property payroll of $1.3 million. The increase in gross sales and marketing expense is primarily due to an increase in membership upgrade sales during the third quarter of 2021 compared to the third quarter of 2020. The increase in real estate taxes was due to higher assessments, primarily in Florida.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenues from new home sales (1)	$26,413	$11,929	$14,484	121.4%
Cost of new home sales (1)	24,519	11,398	13,121	115.1%
Gross profit from new home sales	1,894	531	1,363	256.7%

Gross revenues from used home sales	863	1,141	(278)	(24.4)%
Cost of used home sales	1,328	1,468	(140)	(9.5)%
Loss from used home sales	(465)	(327)	(138)	(42.2)%

Brokered resale and ancillary services revenues, net	2,956	1,648	1,308	79.4%
Home selling expenses	1,203	1,241	(38)	(3.1)%

Income from home sales and other	$3,182	$611	$2,571	420.8%

Home sales volumes
Total new home sales (2)	338	183	155	84.7%
New Home Sales Volume - ECHO JV	32	15	17	113.3%
Used home sales	104	120	(16)	(13.3)%
Brokered home resales	171	167	4	2.4%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other operations was $3.2 million for the third quarter of 2021, compared to income of $0.6 million in the third quarter of 2020. The increase in income from home sales and other operations was due to an increase in gross profit from new home sales resulting from an increase of 155 new homes sales during the third quarter of 2021 compared to the third quarter of 2020 primarily driven by favorable housing trends in the broader real estate market. Additionally, there was an increase in ancillary services revenues, net, due to increased revenue from restaurants, stores and activities across the portfolio that were closed last year as a result of COVID-19 and an increase in non-core marina ancillary revenues, net.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$11,950	$12,032	$(82)	(0.7)%
Rental home operating and maintenance expenses	1,527	1,715	(188)	(11.0)%
Income from rental operations	10,423	10,317	106	1.0%
Depreciation on rental homes (2)	2,653	2,703	(50)	(1.8)%
Income from rental operations, net of depreciation	$7,770	$7,614	$156	2.0%

Gross investment in new manufactured home rental units (3)	$232,094	$232,765	$(671)	(0.3)%
Gross investment in used manufactured home rental units	$16,645	$16,445	$200	1.2%

Net investment in new manufactured home rental units	$190,143	$199,257	$(9,114)	(4.6)%
Net investment in used manufactured home rental units	$8,724	$9,557	$(833)	(8.7)%

Number of occupied rentals – new, end of period (4)	3,130	3,314	(184)	(5.6)%
Number of occupied rentals – used, end of period	456	588	(132)	(22.4)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $7.8 million and $7.9 million for the quarters ended September 30, 2021 and September 30, 2020, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.8 million and $17.2 million as of September 30, 2021 and September 30, 2020, respectively.
(4)Includes 253 and 286 homes rented through our ECHO JV as of September 30, 2021 and 2020, respectively.

Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(44,414)	$(38,581)	$(5,833)	(15.1)%
Interest income	1,805	1,801	4	0.2%
Income from other investments, net	1,238	1,428	(190)	(13.3)%
General and administrative	(10,401)	(9,692)	(709)	(7.3)%
Other expenses	(797)	(658)	(139)	(21.1)%
Early debt retirement	—	(9,732)	9,732	100.0%
Interest and related amortization	(27,361)	(25,218)	(2,143)	(8.5)%
Total other income and expenses, net	$(79,930)	$(80,652)	$722	0.9%

Total other income and expenses, net decreased $0.7 million in 2021 compared to 2020, primarily due to early debt retirement costs incurred during the third quarter of 2020, partially offset by higher depreciation and amortization and higher interest and related amortization. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in the fourth quarter of 2020 and the first three quarters of 2021. The increase in interest and related amortization is due to higher debt levels than the same period in 2020.

Management's Discussion and Analysis (continued)

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2021 and 2020.

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$447,461	$427,407	$20,054	4.7%	$450,261	$427,490	$22,771	5.3%
Rental home income (1)	12,685	12,213	472	3.9%	12,713	12,218	495	4.1%
RV and marina base rental income (1)	246,396	220,146	26,250	11.9%	273,185	220,146	53,039	24.1%
Annual membership subscriptions	43,041	39,476	3,565	9.0%	43,048	39,476	3,572	9.0%
Membership upgrade sales current period, gross	29,343	16,522	12,821	77.6%	29,343	16,522	12,821	77.6%
Utility and other income (1)	77,720	73,692	4,028	5.5%	80,539	73,692	6,847	9.3%
Property operating revenues, excluding deferrals	856,646	789,456	67,190	8.5%	889,089	789,544	99,545	12.6%

Property operating and maintenance (1)(2)	287,194	268,217	18,977	7.1%	302,253	268,520	33,733	12.6%
Real estate taxes	51,258	49,382	1,876	3.8%	54,154	49,490	4,664	9.4%
Rental home operating and maintenance	4,036	4,297	(261)	(6.1)%	4,093	4,306	(213)	(4.9)%
Sales and marketing, gross	18,983	13,309	5,674	42.6%	18,987	13,308	5,679	42.7%
Property operating expenses, excluding deferrals and property management	361,471	335,205	26,266	7.8%	379,487	335,624	43,863	13.1%
Income from property operations, excluding deferrals and property management (3)	495,175	454,251	40,924	9.0%	509,602	453,920	55,682	12.3%
Property management	48,945	44,344	4,601	10.4%	48,955	44,344	4,611	10.4%
Income from property operations, excluding deferrals (3)	446,230	409,907	36,323	8.9%	460,647	409,576	51,071	12.5%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	16,729	8,052	8,677	107.8%	16,729	8,052	8,677	107.8%
Income from property operations (3)	$429,501	$401,855	$27,646	6.9%	$443,918	$401,524	$42,394	10.6%
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

Total Portfolio income from property operations for 2021 increased $42.4 million, or 10.6%, from 2020, driven by an increase of $27.6 million, or 6.9%, from our Core Portfolio and by an increase of $14.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to increases in RV and marina base rental income, MH base rental income and Membership upgrade sales, gross. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and during the nine months ended September 30, 2021.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $20.1 million, or 4.7%, from 2020, which reflects 4.2% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $721 in 2021 from approximately $692 in 2020. The average occupancy for the Core Portfolio was 95.2% for both the nine months ended September 30, 2021 and 2020.

Management's Discussion and Analysis (continued)

RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$151,860	$142,641	$9,219	6.5%	$173,702	$142,641	$31,061	21.8%
Seasonal	28,861	32,946	(4,085)	(12.4)%	30,145	32,946	(2,801)	(8.5)%
Transient	65,675	44,559	21,116	47.4%	69,338	44,559	24,779	55.6%
RV and marina base rental income	$246,396	$220,146	$26,250	11.9%	$273,185	$220,146	$53,039	24.1%
RV and marina base rental income in our Core Portfolio for 2021 increased $26.3 million, or 11.9%, from 2020 primarily due to increases in Transient RV and marina base rental income of $21.1 million, or 47.4% and Annual RV and marina base rental income of $9.2 million, or 6.5%, partially offset by a decrease in Seasonal RV and marina base rental income of $4.1 million, or 12.4%. Transient RV and marina base rental income increased across all regions, primarily due to cancellations in RV reservations and site closures during the nine months ended September 30, 2020 as a result of COVID-19. We continue to see positive Transient demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. The increase in Annual RV and marina base rental income was primarily due to growth from rate increases. The decrease in Seasonal RV and marina base rental income was primarily due to a decrease in seasonal RV rental income in the South and West regions during the first quarter of 2021, as seasonal customers, in particular Canadian customers, were impacted by travel restrictions resulting from COVID-19.
Membership upgrade sales, gross for 2021 increased $12.8 million, or 77.6%, from 2020. The increase in membership upgrade sales was due to approximately 4,000 upgrade sales during the nine months ended September 30, 2021, compared to 2,600 during the nine months ended September 30, 2020, an increase of 54%. We also experienced a 15% increase in the average sales price per upgrade sold during the nine months ended September 30, 2021, compared to the same period ended September 30, 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 increased $4.0 million, or 5.5%, from 2020. The increase was primarily due to an increase in utility income of $2.3 million and other property income of $1.0 million. The increase in other property income is due to increased late fees due to the suspension of late fees in 2020 as a result of COVID-19.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $26.3 million, or 7.8%, from 2020, driven by increases in property operating and maintenance expenses of $19.0 million and gross sales and marketing expenses of $5.7 million. Core property operating and maintenance expenses were higher during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in utility expenses of $7.6 million, property payroll expenses of $3.9 million, insurance expense of $2.9 million and repairs and maintenance expenses of $1.5 million. The increase in gross sales and marketing expenses was primarily due to an increase in membership upgrade sales.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenues from new home sales (1)	$64,071	$28,863	$35,208	122.0%
Cost of new home sales (1)	60,477	28,067	32,410	115.5%
Gross profit from new home sales	3,594	796	2,798	351.5%

Gross revenues from used home sales	2,852	4,382	(1,530)	(34.9)%
Cost of used home sales	4,094	5,560	(1,466)	(26.4)%
Loss from used home sales	(1,242)	(1,178)	(64)	(5.4)%

Brokered resale and ancillary services revenues, net	8,422	2,011	6,411	318.8%
Home selling expenses	3,855	3,535	320	9.1%

Income (loss) from home sales and other	$6,919	$(1,906)	$8,825	463.0%

Home sales volumes
Total new home sales (2)	825	471	354	75.2%
New Home Sales Volume - ECHO JV	56	38	18	47.4%
Used home sales	314	450	(136)	(30.2)%
Brokered home resales	543	454	89	19.6%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other was $6.9 million for the nine months ended September 30, 2021 compared to a loss of $1.9 million for the nine months ended September 30, 2020. The increase in income from home sales and other was due to an increase in ancillary services revenues, net, driven by increased revenue from restaurants, stores and activities across the portfolio primarily as a result of closures in 2020 as a result of COVID-19, an increase in non-core marina ancillary revenues, net and an increase in gross profit from new home sales as a result of an increase in the number of new homes sold.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$36,683	$35,679	$1,004	2.8%
Rental home operating and maintenance expenses	4,036	4,297	(261)	(6.1)%
Income from rental operations	32,647	31,382	1,265	4.0%
Depreciation on rental homes (2)	7,958	8,228	(270)	(3.3)%
Income from rental operations, net of depreciation	$24,689	$23,154	$1,535	6.6%

Gross investment in new manufactured home rental units (3)	$232,094	$232,765	$(671)	(0.3)%
Gross investment in used manufactured home rental units	$16,645	$16,445	$200	1.2%

Net investment in new manufactured home rental units	$190,143	$199,257	$(9,114)	(4.6)%
Net investment in used manufactured home rental units	$8,724	$9,557	$(833)	(8.7)%

Number of occupied rentals – new, end of period (4)	3,130	3,314	(184)	(5.6)%
Number of occupied rentals – used, end of period	456	588	(132)	(22.4)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $24.0 million and $23.5 million of Site rental income for the nine months ended September 30, 2021 and 2020, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $17.8 million and $17.2 million as of September 30, 2021 and 2020, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 253 and 286 homes rented through our ECHO JV as of September 30, 2021 and 2020, respectively.

Income from rental operations, net of depreciation, was $1.5 million higher during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in rental rates.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(138,127)	$(115,937)	$(22,190)	(19.1)%
Interest income	5,314	5,399	(85)	(1.6)%
Income from other investments, net	3,396	3,093	303	9.8%
General and administrative	(31,141)	(31,156)	15	—%
Other expenses	(2,295)	(1,885)	(410)	(21.8)%
Early debt retirement	(2,784)	(10,786)	8,002	74.2%
Interest and related amortization	(80,767)	(77,540)	(3,227)	(4.2)%
Total other income and expenses, net	$(246,404)	$(228,812)	$(17,592)	(7.7)%

Total other income and expenses, net increased $17.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher depreciation and amortization and interest and related amortization expense, partially early offset by early debt retirement costs. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired in the fourth quarter of 2020 and the nine months ended September 30, 2021. The increase in interest and related amortization is due to higher debt levels in 2021 compared to 2020. The decrease in early debt retirement costs was due to lower debt repayment costs in 2021 compared to 2020.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures increased $0.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in distributions received in 2021 compared to 2020.

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
Our at-the-market (“ATM”) equity offering program allows us, from time-to-time, to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price up to $200.0 million. As of September 30, 2021, the full capacity remained available for issuance.
As of September 30, 2021, we had available liquidity in the form of approximately 416.2 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the nine months ended September 30, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan (“Term Loan”). The variable interest rate on the Term Loan is LIBOR plus 1.40%. Pursuant to the Swap (as defined below), we have fixed the interest rate at 1.8% per annum. See Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details.
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
During the nine months ended September 30, 2021, we entered into a three-year LIBOR Swap Agreement (“the Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal and fixes the underlying LIBOR rate at 0.39% per annum and matures on March 25, 2024. For additional information regarding our interest rate swap, see Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of September 30, 2021, our LOC had a borrowing capacity of $280.0 million. As of September 30, 2021, the LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, carries an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
On October 14, 2021, we acquired our joint venture partner’s 50% interest in Voyager RV Resort. The purchase price to acquire our partner’s interest consisted of debt assumption of $20.1 million and a $35.2 million payment primarily comprised of 427,723 Operating Partnership units issued with the remainder in cash. See Item 1. Financial Statements—Note 13. Subsequent events.

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
The following table summarizes our cash flows activity:

	For the nine months ended September 30,
(amounts in thousands)	2021	2020
Net cash provided by operating activities	$453,607	$360,868
Net cash used in investing activities	(677,954)	(161,529)
Net cash provided by (used in) financing activities	240,559	(113,981)
Net increase in cash and restricted cash	$16,212	$85,358
Operating Activities
Net cash provided by operating activities increased $92.7 million to $453.6 million for the nine months ended September 30, 2021 from $360.9 million for the nine months ended September 30, 2020. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $42.4 million, an increase in other assets, net and accounts payable and other liabilities of $28.4 million, higher deferred membership revenue of $12.8 million, and an increase in rents and other customer payments received in advance and security deposits of $7.6 million.
Investing Activities
Net cash used in investing activities increased $516.4 million to $678.0 million for the nine months ended September 30, 2021 from $161.5 million for the nine months ended September 30, 2020. The increase was due to increased spending on acquisitions of $468.9 million along with an increase in capital improvement spending of $49.0 million.
Capital Improvements
The following table summarizes capital improvements:

	For the nine months ended September 30,
(amounts in thousands)	2021	2020
Recurring capital expenditures (1)	$49,263	$42,277
Property upgrades and development	78,422	64,651
New and used home investments (2) (3)	74,118	44,517
Total property improvements	201,803	151,445
Corporate	2,234	3,616
Total capital improvements	$204,037	$155,061
______________________
(1)Primarily comprised of common area, utility infrastructure and mechanical improvements.
(2)Excludes new home investments associated with our ECHO JV.
(3)Net proceeds from home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $240.6 million for the nine months ended September 30, 2021. Net cash used in financing activities was $114.0 million for the nine months ended September 30, 2020. The increase in net cash provided by financing activities was primarily due to an increase in net term loan proceeds of $300.0 million and an increase in net borrowings on the LOC of $108.0 million, partially offset by an increase in net mortgage debt repayments of $46.0 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing

Management's Discussion and Analysis (continued)

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
Westwinds opened in the 1970s and was developed by the original ground lessee with assistance from the Nicholsons. In 1997, the Operating Partnership acquired the leasehold interest in the ground leases. In addition to rent based on the operations of Westwinds, the Nicholsons receive a percentage of gross revenues from the sale of new or used mobilehomes in Westwinds.
The Operating Partnership has entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons have an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership has not entered into any subtenancy agreements that extend beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continue by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons have made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violates California state and San Jose municipal law because the Nicholsons are demanding that the Operating Partnership remove all residents without just cause and (ii) conflicts with the terms and conditions of the ground leases, which contain no express or implied requirement that the Operating Partnership deliver the property free and clear of all subtenancies at the mobilehome park and require, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
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

Management's Discussion and Analysis (continued)

Off-Balance Sheet Arrangements
As of September 30, 2021, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

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
•the outcome of pending or future lawsuits or actions brought by or against us, including those disclosed in our filings with the Securities and Exchange Commission; and
•other risks indicated from time to time in our filings with the Securities and Exchange Commission.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 26, 2021	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2021	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2021	By:	/s/ Valerie Henry
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)