Form 10-K
period 2021-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2022-02-22
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $12,709.2 million as of June 30, 2021 based upon the closing price of $74.31 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 17, 2022, 185,935,364 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2022.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our”. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
We have a unique business model where we own the land which we lease to customers who own manufactured homes and cottages, RVs and/or boats either on a long-term or short-term basis. Our customers may lease individual developed areas (“Sites”) or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. Compared to other types of real estate companies, our business model is characterized by low maintenance costs and low customer turnover costs. Our portfolio is geographically diversified across highly desirable locations near retirement and vacation destinations and urban areas across the United States. We have more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States. Our Properties generally attract retirees, vacationing families, second homeowners and first-time homebuyers by providing a community experience and a lower-cost home ownership alternative.
We are one of the nation's largest real estate networks with a portfolio of 444 Properties (including joint venture Properties) consisting of 169,296 Sites located throughout 35 states in the U.S. and British Columbia in Canada as of December 31, 2021.

WA
OR
CA
ID
NV
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
RI
CT
NJ
DE
MD
4
3
2
4
7
17
4
11
6
7
6
28
9
4
5
2
2
5
3
8
6
8
6
2
2
8
6
10
18
44
12
17
10
16
16
12

Our Properties are generally designed and improved for housing options of various sizes and layouts that are produced off-site by third-party manufacturers, installed and set on designated Sites within the Properties. Manufactured homes and cottages can range from approximately 400 to over 2,000 square feet. Properties may also have Sites that can accommodate RVs of varying sizes. We also have marinas that offer boat slip and dry storage rentals. In addition to centralized entrances, internal road systems and designated Sites, our Properties generally provide a clubhouse for social activities and recreation and other amenities, which can include swimming pools, shuffleboard courts, tennis courts, pickleball courts, golf courses, lawn bowling, restaurants, laundry facilities, cable television and internet service. Some Properties provide utilities, including water and sewer service, through municipal or regulated utilities, while others provide these services to customers from on-site facilities.
Human Capital Management
We recognize that our success is driven by our employees. We invest in our employees and are committed to developing our employees’ skills and leadership abilities. As a result, we believe our employees are dedicated to building strong, innovative and long-term relationships with each other and with our residents and guests.
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
The on-site team at each Property is primarily responsible for providing maintenance and care to the property itself as well as customer service and at times, coordinating lifestyle-oriented activities for our residents and guests. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers, who have substantial experience addressing customer needs and creating innovative approaches to provide an exceptional experience for residents and guests, which we believe also creates value for our stockholders, through focused and effective property management. Complementing the field management staff are approximately 500 full-time employees in our home and regional offices who assist in all functions related to the management of our Properties.
We are committed to attracting and retaining a diverse workforce and to providing a safe and inclusive environment where our team members are encouraged to demonstrate their unique skill sets and bring a personal touch to their work. We are committed to maintaining workplaces free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We value the many contributions of a diverse workforce and understand that diverse backgrounds bring diverse perspectives, resulting in unique insights.
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2021, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female. To attract diverse applicants, we have partnered with third parties and post openings to a wide variety of job boards. We also have an annual internship program designed to, among other things, create a pipeline of qualified candidates for positions within the Company and to attract diverse candidates. We recognize the importance of experienced leadership and as of December 31, 2021, the average tenure for the executive team was 16 years. The average age of our team members is 49, with ages spanning multiple generations, similar to our residents and guests.
ELS is a place where talent is recognized and internal growth is promoted. Our employees are fairly compensated, without regard to gender, race and ethnicity and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. All employees are supported with a strong training and development program and a well-rounded benefits plan to help them maintain their health and financial well-being. Employees are offered flexibility to meet personal and family needs.
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
Providing a safe and healthy work environment for our team members is a top priority and we empower them to take ownership in this effort. Each employee is assigned a safety-related training curriculum tailored to their job responsibilities. All employees are encouraged to report any conditions in their workplace that raise health or safety concerns without fear of retaliation.

In addition to foundational safety and compliance training, team members participate in virtual and in-person learning experiences including formal new employee and manager development programs, a “Knowledge Power Day” program providing office-based employees an opportunity to be fully immersed in the day-to-day operations at our communities, customer experience training focused on varying elements that support our values for property team members and diversity, equity and inclusion programs to support the sense of belonging, awareness and connection at ELS. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package that includes five mental health and well-being days, paid parental and paid family leave programs that exceed minimum regulatory requirements and paid volunteer time off. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We are the general partner of the Operating Partnership. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock that have been issued in such equity offerings.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), we have formed taxable REIT subsidiaries (each, a “TRS”). Our primary TRS is Realty Systems, Inc. (“RSI”) which, along with owning several Properties, is engaged in the business of purchasing, selling and leasing factory-built homes located in Properties owned and managed by us. RSI also offers home sale brokerage services to our residents who may choose to sell their homes rather than relocate them when moving from a Property. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
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
We focus on Properties that have strong cash flows and plan to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract high quality customers to our Properties and to retain customers who take pride in the Property and in their homes. Our operating, investment and financing initiatives include:
•Consistently providing high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;
•Efficiently managing the Properties to add value, grow occupancy, maintain competitive market rents and control expenses;
•Incorporating environmental, social and governance (“ESG”) considerations into our business and ensuring sustainability is embedded in our business operations;
•Achieving growth and increasing property values through strategic expansion and, where appropriate, renovation of the Properties;
•Utilizing technology to evaluate potential acquisitions, identify and track competing properties and monitor existing and prospective customer satisfaction;
•Selectively acquiring properties that offer opportunities for us to add value and enhance or create property concentrations in and around retirement or vacation destinations and urban areas to capitalize on operating synergies;
•Selectively acquiring parcels of land adjacent to our Properties that offer opportunities for us to expand our existing communities with additional Sites;
•Selecting joint venture partners that share business objectives, growth initiatives and risk profiles similar to ours;
•Managing our capital structure in order to maintain financial flexibility, minimize exposure to interest rate fluctuations and maintain an appropriate degree of leverage to maximize return on capital; and

•Developing and maintaining relationships with various capital providers.
These initiatives and their implementation were determined by our management team and ratified by our Board of Directors and may be subject to change or amendment at any time.
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 382 Properties with over 141,000 Sites to 444 Properties with over 169,200 Sites as of December 31, 2021. During the year ended December 31, 2021, we acquired 17 Properties (five RV communities, eleven marinas, and a parcel of land occupied by a portion of an RV community) with 6,774 Sites. We also acquired three land parcels adjacent to certain Properties consisting of approximately 700 developable acres. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives. Over the last five years, we redeployed capital to Properties in markets we believe have greater long-term potential and sold five all-age MH communities located in Indiana and Michigan that were not aligned with our long-term goals.
We believe there continues to be opportunities for property acquisitions. Based on industry reports, we estimate there are approximately 50,000 MH properties and approximately 8,000 RV properties (excluding government owned properties) in North America and approximately 4,500 marinas in the U.S. Many of these properties are not operated by large owners/operators and approximately 3,700 of the MH properties, 1,100 of the RV properties and 500 of the marinas contain 200 sites or more. We believe this relatively high degree of fragmentation provides us the opportunity to purchase additional properties. We also believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We utilize market information systems to identify and evaluate acquisition opportunities, including the use of a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. We are actively seeking to acquire and are engaged at any time in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
Acquisitions will be financed from the most efficient available sources of capital, which may include undistributed Funds from Operations (“FFO”), issuance of additional equity securities, including under our at-the-market (“ATM”) equity offering program, sales of investments, collateralized and uncollateralized borrowings, including our existing line of credit and issuance of debt securities. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an acquisition structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
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
•Climate risk;
•REIT tax compliance;
•Sellers' reputation;
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
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion (“Expansion Sites”) allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 123 of our Properties and four land parcels have potential Expansion Sites, offering approximately 6,500 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 41 Properties, four non-operating ground up development assets and 11 land parcels that contain approximately 1,500 acres for future expansion.
Sustainability Strategy
ELS’ commitment to sustainability embraces a holistic approach which aims to support our business model, minimize our environmental impact, maintain a safe and healthy workplace and uphold a high standard of business ethics and conduct. We understand the value of continuing to focus on sustainable practices and the highest standard of business ethics and practices, as they are critical to our overall success and building long-term stakeholder value. With a dedicated Sustainability team, we are committed to incorporating ESG principles into our business operations in collaboration with heads of departments.
In 2019, we formed an Environmental, Social and Governance Taskforce (“ESG Taskforce”) to support our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively “ESG Matters”). Led by the sustainability team and overseen by our Chief Operating Officer, the ESG Taskforce is comprised of a cross-functional team of employees from asset management, investor relations, compliance, communications, operations, marketing, risk management, financial reporting, legal and human resources.
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
At ELS, sustainability is at the core of Our Nature through Uniting People, Places & Purpose.
Our People. With a culture of recognition and reputation for excellence, our employees are empowered to take ownership in their jobs and make a difference. ELS is a place where talent is recognized and internal growth is promoted, making it an ideal organization in which to develop a long and successful career. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package including five mental health and well-being days for employees, paid parental and paid family leave programs that exceed minimum regulatory requirements and paid volunteer time off. All benefits eligible employees can take time off to volunteer at a charitable organization of their choice. Employees are encouraged to use this time to make a difference in their communities.
Making a positive impact in the greater communities in which we operate not only helps us make a difference in the lives of others, but also enhances our knowledge of and connection to the people and places we serve. Throughout our Properties across North America, we work to create a comfortable and welcoming environment for everyone – residents, guests and employees. Funded through the generosity of our employees and friends of ELS, ConsiderOthers is a 501(c)(3) non-profit charity that provides financial and other assistance to our residents and employees. Our Making a Difference in Our Communities initiative supports the generosity given in response to COVID-19. From creating care packages, to delivering hot meals, to making face masks and more, we have seen so many examples of neighbors reaching out to help neighbors, working together to help first responders and providing benefit to their greater communities. These acts of kindness enhance the bonds our customers have with each other and to our communities. We are proud to help foster these efforts in our communities.
Our Places. Our Properties are located where our customers aspire to be – where they want to live, work and grow, where they want to retire or raise their family and where they want to vacation and spend their valued leisure time. We consider it a great responsibility to own and operate lifestyle-oriented properties among diverse landscapes and natural habitats and to ensure our properties remain desirable destinations for future generations. We are committed to maintaining biodiversity across our portfolio and operating assets that are connected to their local and natural environments. As a result, the consideration of environmental factors has always been part of our culture in the daily operation of our business.
Through sustainable practices, we are taking action to use resources efficiently and reduce our impact on the environment. We are committed to seeking opportunities to expand the use of renewable energy throughout our portfolio. Some of our Properties have on-site solar systems that reduce our greenhouse gas emissions, reduce electricity expense and are a valued amenity we can offer our guests through RV covered storage areas. We are investing in efficient, innovative and smart technology and infrastructure to enhance resident relations, simplify operations and ensure regulatory compliance. We continue to invest in our water and electric meter program to replace submeters with a real time automatic meter reading system to monitor usage and proactively identify water leaks and wasted energy. We are consistently improving the quality of our housing stock through the purchase of ENERGY STAR® certified homes, where available.
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
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancellable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 15,010 Sites in 11 of our Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
In Florida, which represents 38.3% of total sites and 44.0% of total property operating revenues, in connection with offering a Site in a MH community for rent, the MH community owner must deliver to the prospective resident a prospectus required by Florida Statutes Chapter 723.011, which must first be approved by the state's regulatory agency. The prospectus contains certain required disclosures regarding the community, the rights and obligations of the MH community owner and residents and a copy of the lease agreement. A prospectus may describe what factors the MH community owner can use to justify a rental rate increase and may contain limitations on the rights of the MH community to increase rental rates. However, in the absence of such limitations, the MH community owner may increase rental rates to market, subject to certain advance notice requirements and a statutory requirement that the rental increase and rental rates be reasonable. See further discussion below related to rent control legislation.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2022. We have a $125.0 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquakes in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $2 million, which is capped at $1 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which we recently renewed, expire on November 1, 2022 and the property insurance program, which we plan to renew, expires on April 1, 2022 and has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
Rent Control Legislation. At certain Properties, state and local rent control laws dictate the structure of rent increases and in some cases, outline the ability to recover the costs of capital improvements. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain Properties and may purchase additional properties in markets that are either subject to rent control or in which rent related legislation exists or may be enacted. For example, Florida law requires that rental increases be reasonable and Delaware law requires rental increases greater than the changes in the CPI to be justified. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage of the CPI. As part of our effort to realize the value of Properties subject to restrictive regulations, we have initiated lawsuits at times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our residents and guests.
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
Industry
We believe that demand for manufactured housing, RV communities and marinas will continue to outpace supply in the near future. We expect much of this demand will continue to come from baby boomers, who may seek an active RV lifestyle or a permanent retirement or vacation establishment. In addition, we expect the exposure to Generation X, Millennials and Gen Z will contribute to the demand, as these groups focus on affordability, prefer housing quality over size and pursue unique experiences. We believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of manufactured housing construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:
•Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. While we have seen a modest increase in ground-up development, primarily of RV properties, the most significant barrier continues to be the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public perception of manufactured housing and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of profit is significant. The initial development of the infrastructure may take up to three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property.
•Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing), resulting in no interruption of rental payments to us and (iv) moving a factory-built home from one property to another involves substantial cost and effort.
•Lifestyle Choice: There are currently over 1 million RV camp sites in privately owned RV parks and campgrounds in the United States per the National Association of RV Parks and Campgrounds (“ARVC”). According to the Recreational Vehicle Industry Association (the “RVIA”) in 2021, RV ownership has reached record levels. More than 11.2 million households now own an RV, a 26% increase since 2011 and a 62% increase since 2001. RV ownership is split almost equally between those over and under the age of 55, with significant growth among 18 to 34 year-olds, who now make up 22% of the market. The 73 million people born in the United States from 1946 to 1964, or “baby boomers,” make up one of the largest and fastest growing segments in this market. According to the RVIA, data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or millennials and Gen Z, over the coming years. The study showed that both age groups are becoming RVers for life with 84% of 18-to-34-year-olds planning to buy another RV in the next 5 years. The consumers most likely to purchase RVs, according to a study conducted with Nielsen in 2016 by Go RVing, a coalition of RV industry trade groups, are families searching for adventures, individuals looking for locations with natural beauty and opportunities for outdoor sports and recreation and kid-free adult adventurers enjoying the freedom, convenience and low-cost options of RVs. Ownership is spread widely not only across age levels but also across genders, as well as household income and education. According to “The 2021 North American Camping Report”, the use of RVs as a primary camping accommodation by campers increased 14.7% from 2019 to 2020.
According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2018 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 17% within the next 15 years.
We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.
The National Marine Manufacturers Association (“NMMA”) released its 2020 U.S. Recreational Boating Statistical Abstract in June 2021. In a record year for the boating industry, 2020’s total recreational marine expenditures reached a high of $49.4 billion, a 14.2% increase over 2019. NMMA’s data show 415,000 first-time boat buyers entered the market in 2020.
The U.S. Bureau of Economic Analysis (“BEA”) published figures confirming that the level of demand for recreational marine purchases has continued in 2021, with boat spending almost 50% higher than before the pandemic. According to the BEA, boating and fishing represent the largest outdoor recreation activities in the U.S., with $23.6 billion in current-dollar value added to the economy.
•Construction Quality: The Department of Housing and Urban Development's (“HUD”) standards for manufactured housing construction quality are the only federal standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In 1994, following the devastation left by Hurricane Andrew, HUD introduced regulations that established different wind zones across the country. As a result, any homes set in place since 1994 must be able to withstand wind speeds of 70 miles per hour in Zone 1, 100 miles per hour in Zone 2 and 110 miles per hour in Zone 3. While most of the United States is designated wind Zone 1, areas most likely to be impacted by hurricanes are either Zone 2 or Zone 3.

Although construction of cottages, which are generally smaller homes, do not come under the same HUD regulations, they are built and certified in accordance with National Fire Protection Association (“NFPA”) 1192-15 and American National Standards Institute (“ANSI”) A119.5 consensus standards for park model recreational vehicles and have many of the same quality features. The RVIA operates a safety standards and inspection program that requires member manufacturers of all recreation vehicles, including park model RVs, to certify that each unit built complies with the requirements of the applicable standards.
•Comparability to Site-Built Homes: Since inception, the manufactured housing industry has experienced a trend toward multi-section homes. The average current manufactured homes are approximately 1,471 square feet. Many such homes have nine-foot or vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single-family ranch-style site-built homes at a fraction of the price. At our Properties, there is an active resale or rental market for these larger homes. According to the 2020 U.S. Census American Community Survey, manufactured homes represent 7.5% of single-family housing units.
•Second Home and Vacation Home Demographics: The National Association of Realtors (“NAR”) recently released their 2021 Vacation Home Counties Report, which indicated that vacation home sales have been surging throughout the pandemic. In 2020, vacation home sales rose by 16.4%, outpacing the 5.6% growth in total existing-home sales. Vacation home sales have continued to pick up during January-April 2021, rising by 57.2% year-over-year, more than twice the 20% growth in total existing-home sales during the same period. The median existing home sales price on average rose by 14.2% in vacation home counties, compared to 10.1% in non-vacation home counties. The share of vacation home sales to total existing-home sales increased to 6.7% in the first four months of 2021, up from a 5% share in 2019. According to the NAR, the surge in the demand for vacation homes has occurred during the pandemic when people have been able to work from home, students are schooled virtually, people are taking safety precautions and staying away from crowded areas and with urban-based recreation limited by social distancing regulations.
In 2020, the number of recent home buyers who own more than one home was 17%, up from 16% in 2019, according to NAR. NAR reports that owning more than one property was most common for buyers aged 65 years and older at 22%. Additionally, NAR reports that of second homebuyers from October 2015 through September 2020, 39% purchased in resort areas, 16% purchased in small towns and 15% purchased in rural areas. Looking ahead, we expect continued strong demand from baby boomers and Generation X. We believe these individuals will continue to drive the market for second-home sales as vacation properties, investment opportunities, or retirement retreats. We believe it is likely that over the next decade we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•Shipments: According to statistics compiled by the U.S. Census Bureau, manufactured home shipments to dealers in 2021 appeared to be the highest MH shipment year since 2006. According to the RVIA, wholesale shipments of RVs increased significantly by 39.5% in 2021 to approximately 600,240 units as compared to 2020, providing the highest annual shipment total on record. The 2021 shipment total surpassed the previous record set in 2017 of 504,600 shipments by 19%. The shipment numbers for 2021 reflect increasing consumer interest in RVing and the growth in consumer demand to purchase RVs.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2021
700,000
600,000
500,000
400,000
300,000
200,000
100,000
-
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
RV's (1)
Manufactured Housing (MH) (2)

———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: Retail sales of RVs totaled approximately 512,673 in 2021, a 7.6% increase from 2020 RV sales of 476,401 and a 23.4% increase from 2019 RV sales of 415,325. We believe consumers viewed RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. The enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2021 is the highest sales year for the industry. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
•Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities and loan approval is subject to more stringent underwriting criteria. In 2013, we entered into a joint venture, ECHO Financing, LLC, to buy and sell homes and purchase loans made by an unaffiliated lender to residents at our Properties. See Item 1A. Risk Factors and consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

Under the existing administration, the Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, has focused on equitable access to affordable and sustainable housing. In 2017, the FHFA published the Underserved Markets Plans for 2018-2020 (the “GSE Plans”) under the Duty-To-Serve (“DTS”) provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The GSEs subsequently added a 2021 Plan as a one-year extension and have since submitted their current 2022-2024 Plans to FHFA and have received comment.
The FHFA mandate requires the GSE Plans to address leadership in developing loan products and flexible underwriting guidelines in underserved markets to facilitate a secondary market for mortgages on manufactured homes titled as real property or personal property, blanket loans for certain categories of manufactured housing communities, preserving the affordability of housing for renters and homebuyers, and housing in rural markets.

While the FHFA and the current GSE 2022-24 DTS Plans may have a positive impact on the ability of our customers to obtain chattel financing, the actual impact on us, as well as the industry, cannot be determined at this time.
Available Information
We file reports electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also maintain a website with information about us as well as our press releases, investor presentations and filings with the SEC at http://www.equitylifestyleproperties.com, which can be accessed free of charge. We intend to post material on our website from time to time that contains material non-public information. The posting of such information is intended to comply with our disclosure requirements under Regulation Fair Disclosure. Accordingly, in addition to following our SEC filings and public conference calls, we encourage investors, the media and others interested in us to review the business and financial information we post on our website. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
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
•the attractiveness of our Properties to customers, competition from other MH and RV communities and lifestyle-oriented properties and marinas and alternative forms of housing (such as apartment buildings and site-built single-family homes);
•the ability of MH, RV and boat manufacturers to adapt to changes in the economy and the availability of units from these manufacturers;
•the ability of our potential customers to sell or lease their existing residences in order to purchase homes or cottages at our Properties and heightened price sensitivity for seasonal and second homebuyers;
•the ability of our potential customers to obtain financing on the purchase of manufactured homes and cottages, RVs and/or boats;
•our ability to attract new customers and retain them for our membership subscriptions and upgrade sales business;
•our ability to collect payments from customers and pay or control operating costs, including real estate taxes and insurance;
•the ability of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties;
•our ability to diversify, reconfigure our portfolio promptly in response to changing economic or other conditions and sell our Properties timely due to the illiquid nature of real estate investments;
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
•changes in U.S. social, economic and political conditions, laws and governmental regulations, including policies governing rent control, fair and equitable access to housing, property zoning, taxation, minimum wages, chattel financing, health care, foreign trade, regulatory compliance, manufacturing, development and investment;
•an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents;
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
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas where a substantial number of our Properties are located. As we have a large concentration of properties in certain markets, most notably Florida, California and Arizona, which comprise 44.0%, 12.7% and 9.4%, respectively, of our total property operating revenue for the year ended December 31, 2021, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions. Furthermore, stay-at-home orders and travel restrictions could adversely impact the ability of our customers to visit our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
Certain of Our Properties, Primarily Our RV Communities and Marinas, are Subject to Seasonality and Cyclicality.
Some of our RV communities and marinas are used primarily by vacationers and campers. These Properties experience seasonal demand, which generally increases in the spring and summer months and decreases in the fall and winter months. As such, results for a certain quarter may not be indicative of the results of future quarters. In addition, since our RV communities and marinas are primarily used by vacationers and campers, economic cyclicality resulting in a downturn that affects discretionary spending and disposable income for leisure-time activities could adversely affect our cash flows.
Our Properties May Not Be Readily Adaptable to Other Uses.
Properties in our portfolio, including marinas and certain RV communities, are specific-use properties and may contain features or assets that have limited alternative uses. These Properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of our Properties become unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate the Property for another use and the value of certain features or assets used at the Property, or the Property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.
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
We may continue to acquire Properties. However, newly acquired Properties may fail to perform as expected and could pose risks for our ongoing operations including the following:
•integration may prove costly or time-consuming and may divert our attention from the management of daily operations;
•we may be unable to access capital or we may encounter difficulties, such as increases in financing costs;
•we may incur costs and expenses associated with any undisclosed or potential liabilities;
•we may experience a real estate tax re-assessment imposed by local governmental authorities that may result in higher real estate taxes than anticipated;
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
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased construction costs and lower than expected revenues. The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. As a result, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease to potential customers and adversely affect our business, financial condition and results of operations. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition, Results of Operations and Cash Flows.
We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our Properties, including infrastructure improvements. In addition, as most of our residents own their homes located in our Properties, the replacement, repairs and refurbishment of these homes may not be within our control. If our Properties are not as attractive to current and prospective customers as compared to the properties owned by our competitors, we could lose customers or suffer lower rental rates. However, there is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. In addition, the price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including supply chain disruptions. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, the effects of COVID-19. To the extent that the expenditures exceed our available cash, we may need to secure new financing.
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. We have 14 Properties in our portfolio subject to ground lease agreements for land, which we do not own. Four of the 14 Properties, which generated approximately $6.0 million of income from operations for the year ended December 31, 2021, are subject to ground lease agreements with a final expiration date before 2023. See Item 8. Financial Statements and Supplementary Data—Note 16. Commitment and Contingencies.
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
•the ability of customers to obtain affordable financing; and
•demographics, such as the retirement of “baby boomers” and their demand for access to our lifestyle-oriented Properties.
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. The Secure and Fair Enforcement for Mortgage Licensing Act requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing to obtain loans to purchase manufactured housing or RVs. Homeowners' ability to obtain affordable financing could affect our ability to sell homes.

Our Investments in Joint Ventures Could Be Adversely Affected by Our Lack of Sole Decision-Making Authority Regarding Major Decisions, Our Reliance on Our Joint Venture Partners' Financial Condition, Any Disputes That May Arise Between Us and Our Joint Venture Partners and Our Exposure to Potential Losses From the Actions of Our Joint Venture Partners.
We have joint ventures with other investors. We currently and may continue to acquire properties or make investments in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks not present with respect to our wholly owned Properties, including the following:
•Our joint venture partners may experience financial distress, become bankrupt or fail to fund their share of required capital contributions due to adverse economic conditions, which could delay construction or development of a property, increase our financial commitment to the joint venture or adversely impact the ongoing operations of the joint venture;
•Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property and
•We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the venture.
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
Our Success Depends, in Part, on Our Ability to Attract and Retain Talented Employees.
Our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense and there is no assurance that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future.
Our Business Operations are Dependent on the Effective Operation of Technology.
We rely on software and computer systems to process and store information required for our business operations. Additionally, with the outbreak of COVID-19, certain of our corporate and regional staff have been regularly working remotely, further increasing our dependence on technology to complete our business processes. Any disruption to these systems or to third-party vendors that maintain these systems could adversely affect our business operations. While we maintain and require our vendors to maintain appropriate back-up copies of our information, transitioning to a new system or vendor can be time-consuming and disruptive. Additionally, it is important for us to explore and evolve with new developments in technology to stay competitive. For example, our consumers rely on our technology platforms to make reservations; and therefore, these user interfaces must be understandable and easy to use. It may require investment of both time and expense to implement a new system or upgrade our existing technology. Interruptions to any of the above could lead to lost revenues, interruptions in our business operations and damage to our business reputation.
The COVID-19 pandemic has adversely impacted us and COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business, including our financial condition, results of operations and cash flows.
COVID-19 has had and another pandemic could have, significant repercussions across regional, national and global economies and financial markets and has and could continue to trigger periods of regional, national and global economic slowdown or recessions. Many U.S. cities and states, including cities and states where our offices and properties are located, have implemented measures to combat COVID-19, including quarantines, shelter-in-place and stay-at-home orders, social distancing requirements and restrictions on travel and the types of business that may continue to operate. Although vaccines for COVID-19 have been developed and administered, we can provide no assurance as to their widespread adoption and continued efficacy against any new variants at levels sufficient to address the COVID-19 pandemic, or that there will not be lasting changes in consumer behavior as a result of the COVID-19 pandemic that may impact our business. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic Update.”
The effects of COVID-19 have had and could continue to have, or another pandemic could have, an adverse effect on our financial condition, results of operations and cash flows, which impact could be material, due to, among other factors:
•Weaknesses in national, regional or local economies may prevent our residents and customers from paying rent in full or on a timely basis. Federal, state, local and industry-initiated efforts, including eviction moratoriums, have affected and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. These efforts could lead to an increase in our recognition of credit losses related to our rent receivables. In addition, a reduction in the ability or willingness of prospective customers to visit our properties could impact our ability to lease Sites and sell manufactured homes and may result in lower rental income and ancillary operating revenues produced by our Properties.
•The seasonal and transient customers that vacation and camp at our Properties, including our RV communities and marinas, may be less likely to visit if they have less disposable income for leisure-time activities, or are unable to visit due to health concerns or travel restrictions, including cross-border restrictions from Canada, which have caused and could continue to cause cancellation of existing reservations and reduced transient rental income.
•A general decline in business activity and discretionary spending could result in fewer customers purchasing membership subscriptions, or existing customers purchasing fewer membership upgrades or failing to pay annual subscription fees or installments on financed upgrade sales.
•This could lead to an impairment of our real estate investments. In addition, we may be unable to complete planned development of land for expansion or other capital improvement projects on a timely basis or at all due an inability by our third-party contractors to continue to work on construction projects.
•The financial impact of COVID-19 or other future pandemics, could negatively impact our ability to comply with financial covenants in our credit arrangements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our credit facilities.
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
•Supply chain disruptions could adversely affect our ability to obtain materials and skilled labor timely without incurring significant costs or delays for any development and expansion activities.
•COVID-19 or another future pandemic, could negatively affect the health, availability and productivity of our current personnel. An outbreak of COVID-19 or other future pandemic, that directly affects, or threatens to directly affect, any of our properties could also deter or prevent our on-site personnel from reporting to work. The effects of shelter-in-place and stay-at-home orders, including remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, we have and may continue to implement mitigation and other measures to support and protect our employees, which could result in increased labor costs.
•There has been a dramatic increase in workers leaving their positions generally and in the real estate industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. In this period of the “great resignation,” we have and may continue to face higher employee turnover rates. This may strain our ability to keep our properties fully staffed and negatively impact employee and customer satisfaction.
The rapid development and fluidity of the circumstances resulting from COVID-19 precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 or other future pandemics and the current financial, economic and capital markets environment and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows, which could adversely affect our ability to make distributions.

Risks Relating to Governmental Regulation and Potential Litigation
Changes to Federal and State Laws and Regulations Could Adversely Affect Our Operations and the Market Price of Our Common Stock.
Our business operations are subject to certain federal and state laws and regulations including but not limited to the following:
•Rent Control Legislation
Certain of our Properties are subject to state and local rent control regulations that dictate rent increases and our ability to recover increases in operating expenses and the costs of capital improvements. In addition, in certain jurisdictions, such regulations allow residents to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the residents of the value of our land, which would otherwise be reflected in market rents. As part of our effort to realize the value of Properties subject to restrictive regulation, we have initiated lawsuits at various times against various municipalities imposing such regulations in an attempt to balance the interests of our stockholders with the interests of our customers. In addition, we operate certain of our Properties and may acquire additional properties, in high cost markets where the demand for affordable housing may result in the adoption of new rent control legislation that may impact rent increases.
We also own Properties in certain areas of the country where rental rates at our Properties have not increased as fast as real estate values either because of locally imposed rent control or long term leases. In such areas, certain local government entities have at times investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced and we anticipate exercising all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition.
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
•Occupational, Safety and Health Act
Our Properties are subject to regulation under the federal Occupational, Safety and Health Act (“OSHA”), which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. Although we believe that our Properties are in compliance in all material respects with applicable requirements, complying with OSHA and similar laws can be costly and any failure to comply with these regulations could result in penalties or potential litigation.
• Americans with Disabilities Act
Under the Americans with Disabilities Act (“ADA”), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Although we believe that our Properties are in compliance in all material respects with applicable requirements, noncompliance with the ADA or related laws or regulations could result in the U.S. government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors. Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such access or use.
Additionally, Title III of the ADA has been interpreted by the U.S. courts to include websites as “places of public accommodations”. For our websites to be ADA compliant, they must be accessible. While no laws have been passed related to website accessibility, the recognized de facto standard in the U.S. is the Web Content Accessibility Guideline. We may incur costs to make our websites ADA compliant or face litigation if they are not compliant.
Laws and Regulations Relating to Campground Membership Sales and Properties Could Adversely Affect the Value of Certain Properties and Our Cash Flows.
Many of the states in which we operate have laws regulating campground membership sales and properties. These laws generally require comprehensive disclosure to prospective purchasers and usually give purchasers the right to rescind their purchase between three to five days after the date of sale. Some states have laws requiring us to register with a state agency and obtain a permit to market. We are subject to changes, from time to time, in the application or interpretation of such laws that can affect our business or the rights of our members.
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
Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect our portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges and usury and retail installment sales laws regulating permissible finance charges.

Environmental Risks
Natural Disasters Could Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2021, we owned or had an ownership interest in 444 Properties, including 135 Properties and 19 marinas located in Florida and 51 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Climate Change May Adversely Affect Our Business.
Climate change could increase the frequency and severity of natural disasters and change weather patterns. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, frequency and magnitude of wildfires, rising sea levels, drought and changes to precipitation and temperatures. The physical effects of climate change could have a material adverse effect on our properties, operations and business. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected. Our properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impact resulting from climate change. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
In addition, climate change could lead to transition risks such as changes in federal, state and local legislation and regulation, which may require increased capital expenditures at our Properties. Additionally, these capital expenditures may or may not result in lower on-going expenses or make an impact on the desirability of our Properties and our ability to attract high quality residents and guests. Any such losses, increases in costs or business interruptions could adversely affect our financial condition and operating results.
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

Environmental laws also govern the presence, maintenance and removal of environmental contamination, including asbestos, wastewater discharge and oil spills. Such laws require that owners or operators of properties containing hazardous or toxic substances to properly manage them. Owners or operators of properties containing asbestos must notify and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on real property owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Moreover, certain of our marinas are located on waterways that are subject to federal laws, including the Clean Water Act and the Oil Pollution Act, as well as analogous state laws regulating navigable waters, oil pollution (including prevention and cleanup of the same), adverse impacts to fish and wildlife, and other matters. For example, under the Oil Pollution Act, owners and operators of vessels and onshore facilities may be subject to liability for removal costs and damages arising from an oil spill in waters of the United States.
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
Stakeholder Evaluations of ESG Matters May Impact Our Ability to Attract Investors and Could Have a Negative Impact on Our Reputation.
Evaluations of ESG Matters are important to investors and other stakeholders. Some investors may use ESG Matters to guide their investment strategies. ESG assessments by certain organizations that provide corporate governance and other corporate risk advisory services to investors provide scores and ratings to evaluate companies based upon publicly available information. In addition, investors, particularly institutional investors, may use ESG or sustainability scores to benchmark companies against their peers. The methodologies by which ESG Matters are assessed may vary among evaluators. Some investors focus on disclosures of ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score in making an investment decision. Although we have undertaken and continue to pursue ESG initiatives and disclosures, there can be no assurance that we will score highly on ESG Matters across evaluators in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to score differently or worse than it has in the past and may result in investors deciding to refrain from investing in us and/or result in a negative perception of the Company.

Risks Relating to Debt and the Financial Markets
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Results of Operations.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $3,303.1 million as of December 31, 2021, of which $349.0 million, or 10.57%, is related to our line of credit and $73.8 million of secured debt, or 2.23%, matures in 2022. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 16.2% as of December 31, 2021. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and could make us more vulnerable to a downturn in business or the economy generally.
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
We May Be Adversely Affected By Changes in LIBOR Reporting Practices or the Method in Which LIBOR Is Determined.
In July 2017, the Financial Conduct Authority, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Beginning in March 2021, ICE Benchmark Administration, the administrator of LIBOR, has announced the end of certain LIBOR panels by December 31, 2021.
On July 29, 2021, the Alternative Reference Rates Committee (“ARRC”) formally recommended that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our floating rate borrowings are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes could have a material adverse impact on the availability of financing, including LIBOR-based loans and as a result on our financing costs.
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
Maryland Law Imposes Certain Limitations on Changes of Control.
Certain provisions of the Maryland General Corporation Law (“MGCL”) prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under Maryland law any business combination with Samuel Zell, who is Chairman of our Board of Directors, certain holders of OP Units who received them at the time of our initial public offering and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
Additionally, Subtitle 8 of Title 3 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. These provisions include a classified board; two-thirds vote to remove a director; that the number of directors may only be fixed by the Board of Directors; that vacancies on the board as a result of an increase in the size of the board or due to death, resignation or removal can only be filled by the board and the director appointed to fill the vacancy serves for the remainder of the full term of the class of director in which the vacancy occurred and a majority requirement for the calling by stockholders of special meetings. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already (a) require a two-thirds vote for the removal of any director from the board and (b) vest in the board the exclusive power to fix the number of directorships provided that, if there is stock outstanding and so long as there are three or more stockholders, the number is not less than three. In the future, our Board of Directors may elect, without stockholder approval, to make us subject to the provisions of Subtitle 8 to which we are not currently subject.
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
Changes in Our Investment and Financing Policies May Be Made Without Stockholder Approval.
Our investment and financing policies and our policies with respect to certain other activities, including our growth, debt, capitalization, distributions, REIT status and operating policies, are determined by our Board of Directors. Although our Board of Directors has no present intention to do so, these policies may be amended or revised from time to time at the discretion of our Board of Directors without notice to or a vote of our stockholders. Accordingly, stockholders may not have control over changes in our policies and changes in our policies may not fully serve the interests of all stockholders.
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2022 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.

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
Issuances or Sales of Our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized Funds from Operations (“Normalized FFO”) per share. We may sell shares of our common stock under our ATM equity offering program from time-to-time. During the year ended December 31, 2021, we sold 1.7 million of our shares of our common stock through our ATM equity offering program. As of December 31, 2021, there are $59.7 million remaining shares available for issuance under our ATM equity program. The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
Our Share Price Could Be Volatile and Could Decline, Resulting in A Substantial or Complete Loss on Our Stockholders’ Investment.
We list our common stock on the New York Stock Exchange (the “NYSE”) and our common stock could experience significant price and volume fluctuations. Investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:
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
Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Risks Relating to REITs and Income Taxes
We are Dependent on External Sources of Capital.
To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market's perception of our growth potential and our current and potential future earnings. It may be difficult for us to meet one or more of the requirements for qualification as a REIT, including but not limited to our distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests and additional debt financing may substantially increase our leverage.
We Have a Stock Ownership Limit for REIT Tax Purposes.
To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit”. Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred and the stockholder's rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock we transferred as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise or other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of us and therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of our stockholders.
Our Qualification as a REIT Is Dependent on Compliance with U.S. Federal Income Tax Requirements.
We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we are generally not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. However, qualification as a REIT for U.S. federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied upon, advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. In particular, the proper U.S. federal income tax treatment of right-to-use membership contracts and rental income from certain short-term stays at RV communities is uncertain and there is no assurance that the IRS will agree with our treatment of such contracts or rental income. If the IRS were to disagree with our analysis or our tax counsel's analysis of various facts and circumstances, our ability to qualify as a REIT could be adversely affected.
In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
If, with respect to any taxable year, we failed to maintain our qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. If we lost our REIT status, we could not deduct distributions to stockholders in computing our net taxable income at regular corporate rates and we would be subject to U.S. federal income tax on our net taxable incomes. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved and we would no longer be required to distribute money to stockholders. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.
Furthermore, we own a direct interest in a subsidiary REIT and in the past we have owned interests in other subsidiary REITs, each of which elected to be taxed as REITs under Sections 856 through 860 of the Code. Provided that each subsidiary REIT that we own qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests and thus our ability to qualify as a REIT.
We May Pay Some Taxes, Reducing Cash Available for Stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some U.S. federal, foreign, state and local taxes on our income and property. Since January 1, 2001, certain of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for U.S. federal income tax purposes and are taxable as regular corporations and subject to certain limitations on intercompany transactions. If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are greater than what would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments. To the extent we are required to pay U.S. federal, foreign, state or local taxes or U.S. federal penalty taxes due to existing laws or changes to them, we will have less cash available for distribution to our stockholders.
Dividends Payable by REITs Generally Do Not Qualify For the Reduced Tax Rates Available For Some Dividends, Which May Negatively Affect the Value of Our Shares.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the Tax Cuts and Jobs Act, or the TCJA, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
Partnership Tax Audit Rules Could Have a Material Adverse Effect on Us.
The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner's allocable share thereof) is determined and taxes, interest and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though` the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

We May be Subject to Adverse Legislative or Regulatory Tax Changes That Could Reduce the Market Price of Our Outstanding Common or Preferred Shares.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and therefore, may adversely affect our taxation or our Company's shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.
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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2022. We increased our loss limit from $100 million to $125 million per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $2 million, which is capped at $1 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which were recently renewed, expire on November 1, 2022 and the property insurance program, which we plan to renew, expires on April 1, 2022 and has a minimum deductible of $100,000. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.
We rely extensively on internally and externally hosted computer systems to process transactions, manage the privacy of customer data, and manage our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites are subject to system security risks, cybersecurity breaches, outages and other risks. These could include attempts to gain unauthorized access to our data and computer systems, or steal confidential information, including credit card information from our customers, breaches due to employee error, malfeasance or other disruptions, including disruptions that result in our and our customers' loss of access to our information systems. Even if we are not targeted directly, cyber attacks on other entities and institutions, including third parties with whom we do business, may occur and such events could disrupt our normal business operations and networks in the future. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats. While we continue to improve our cybersecurity and take measures to protect our business, it may not always be possible to anticipate, detect, or recognize threats to our systems, or to implement effective preventive measures and that our financial results will not be negatively impacted by such an incident. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack also may not be immediately clear. Additionally, with the outbreak of COVID-19, certain of our corporate and regional staff have been regularly working remotely, further increasing our dependence on computer systems to process transactions and manage our business, as well as the risk of a loss event due to a cybersecurity incident. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Any compromise of our security could result in a violation of applicable privacy and other laws, and could result in potential liability, damage our reputation and disrupt and affect our business operations and result in lawsuits against us. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Furthermore, we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers.
Social Media Platforms Could Cause Us to Suffer Brand Damage or Information Leakage.
Negative information about us, or our officers, employees, directors or Properties, even if untrue, could damage our reputation. In particular, information shared on social media platforms could cause us to suffer brand damage because social media platforms have increased the rapidity of the dissemination and greatly expanded the potential scope and scale of the impact of negative publicity. Furthermore, current or former employees, customers or others might make negative comments regarding us, publicly share material that reflects negatively on our reputation or disclose non-public sensitive information relating to our business. While we have customary internal policies related to posting Company information on public platforms, including social media sites, the continuing evolution of social media will present us with new challenges and risks.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
Our Properties provide common area facilities and attractive amenities that create an inviting community for our residents and guests. These common area facilities generally include a clubhouse, a swimming pool, laundry facilities, cable television and internet service. Many Properties also offer additional amenities such as golf courses, tennis, pickleball, shuffleboard and basketball courts, sauna/whirlpool spas, exercise rooms and various social activities. It is our responsibility to provide maintenance of the common area facilities and amenities and to ensure that our residents and guests comply with our community policies, including maintaining their homes and the surrounding area. Most of our residents own their homes; and therefore, also have a vested interest to care for their homes. We hold regular meetings with management personnel at our Properties to understand and address the needs of our residents and guests and to provide necessary trainings. Our Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.
Property Portfolio
As of December 31, 2021, we owned or had an ownership interest in a portfolio of 444 Properties located predominantly in the United States containing 169,296 Sites. A total of 117 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues, excluding deferrals, were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, excluding deferrals, for the year ended December 31, 2021.
The following table sets forth certain information relating to our 433 wholly-owned Properties containing 166,479 Sites as of December 31, 2021, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Florida
East Coast:
Aventura Marina	Aventura	FL	Marina	15		6	3	100.0%
Hi-Lift Marina (c)	Aventura	FL	Marina	3		211	204	100.0%
Cheron Village	Davie	FL	MH	30		202	202	99.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	92.3%
Daytona Beach Marina	Daytona Beach	FL	Marina	5		179	152	100.0%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	96.6%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	100.0%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	128	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103		611	611	96.1%
Park City West	Fort Lauderdale	FL	MH	60		363	363	98.1%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	98.0%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)		130	47	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Hollywood Marina	Hollywood	FL	Marina	9		190	136	100.0%
Jupiter Marina	Jupiter	FL	Marina	5		231	191	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	94.4%
Lantana Marina	Lantana	FL	Marina	5		394	290	100.0%
Maralago Cay	Lantana	FL	MH	102		602	602	97.7%
South Lantana Marina	Lantana	FL	Marina	1		73	55	100.0%
Coral Cay Plantation	Margate	FL	MH	121		818	818	98.7%
Lakewood Village	Melbourne	FL	MH	68		349	349	88.5%
Miami Everglades	Miami	FL	RV	34	9	303	56	100.0%
South Miami Marina	Miami	FL	Marina	41	—	254	222	100.0%
Okeechobee RV Resort (c)	Okeechobee	FL	RV	110		740	271	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43		301	301	89.7%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	124	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12	—	133	106	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	97.4%
Breezy Hill	Pompano Beach	FL	RV	52		762	331	100.0%
Hidden Harbour Marina (c)	Pompano Beach	FL	Marina	4		357	239	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15		148	25	100.0%
Inlet Harbor Marina (c)	Ponce Inlet	FL	Marina	10		295	231	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64		433	433	85.2%
Pickwick Village	Port Orange	FL	MH	84	—	441	441	97.7%
Rose Bay	Port Orange	FL	RV	21	2	303	215	100.0%
Palm Lake	Riviera Beach	FL	MH	154		915	915	68.5%
Riviera Beach Marina	Riviera Beach	FL	Marina	6	—	326	274	100.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%
Space Coast	Rockledge	FL	RV	24		270	191	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15		438	315	100.0%
Riverwatch Marina (c)	Stuart	FL	Marina	8		306	189	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	96.3%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	90.4%
Heron Cay	Vero Beach	FL	MH	130		588	588	91.7%
Holiday Village, Florida (g)	Vero Beach	FL	MH	18		128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	30	6	300	138	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26	—	160	78	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64		285	285	90.5%
Village Green	Vero Beach	FL	MH	178	16	782	782	90.5%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	20	845	845	92.9%
Clover Leaf Forest	Brooksville	FL	RV	30		277	144	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	497	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Lake Magic	Clermont	FL	RV	69		471	158	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	98.8%
Orlando	Clermont	FL	RV	270	14	1,017	225	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120		950	380	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	99.2%
Grand Island Resort	Grand Island	FL	MH	35		362	362	77.6%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.3%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	150	100.0%
Tropical Palms	Kissimmee	FL	RV	59		592	190	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	99.5%
Beacon Terrace	Lakeland	FL	MH	61		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	98.1%
Lakeland Harbor	Lakeland	FL	MH	65		504	504	100.0%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	91.5%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	90.1%
Southernaire	Mt. Dora	FL	MH	14		114	114	90.4%
Foxwood Farms	Ocala	FL	MH	56		365	365	88.8%
Oak Bend	Ocala	FL	MH	62		343	343	74.3%
Villas at Spanish Oaks	Ocala	FL	MH	69		454	454	88.5%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	99.6%
Hidden Valley	Orlando	FL	MH	50		303	303	99.0%
Starlight Ranch	Orlando	FL	MH	130		783	783	97.3%
Covington Estates	Saint Cloud	FL	MH	59		241	241	100.0%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.3%
Three Flags	Wildwood	FL	RV	23		221	52	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	161	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV Resort	Arcadia	FL	RV	499	208	548	248	100.0%
Toby's RV Resort	Arcadia	FL	RV	44		379	276	100.0%
Sunshine Key	Big Pine Key	FL	RV	54		409	45	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	99.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	219	100.0%
Resort at Tranquility Lake (d)	Cape Coral	FL	RV	188	95	—	—	—%
Cape Coral Development Land (d)	Cape Coral	FL	RV	1,000	468	—	—	—%
Palm Harbour Marina (c)	Cape Haze	FL	Marina	18	—	260	176	100.0%
Glen Ellen	Clearwater	FL	MH	12		106	106	94.3%
Hillcrest FL	Clearwater	FL	MH	25		276	276	96.0%
Holiday Ranch	Clearwater	FL	MH	12		150	150	92.7%
Serendipity	Clearwater	FL	MH	55		426	426	99.5%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	98.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Shady Lane Village	Clearwater	FL	MH	19		156	156	95.5%
Silk Oak Lodge	Clearwater	FL	MH	19		181	181	94.5%
Cortez Village Marina (c)	Cortez	FL	Marina	4		353	316	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	82	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	98.4%
Marker 1 Marina	Dunedin	FL	Marina	11		477	369	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,405	2,405	91.1%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)		93	93	63.4%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	99.7%

Fort Myers Beach	Fort Myers	FL	RV	37	6	292	129	100.0%
Fish Tale Marina (c)	Fort Myers Beach	FL	Marina	8		296	274	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25		246	167	100.0%
Holiday Travel Park	Holiday	FL	RV	45		613	529	100.0%
Barrington Hills	Hudson	FL	RV	28		392	256	100.0%
Down Yonder	Largo	FL	MH	50		361	361	99.4%
East Bay Oaks	Largo	FL	MH	40		328	328	98.8%
Eldorado Village	Largo	FL	MH	25		227	227	99.6%
Paradise Park - Largo	Largo	FL	MH	15		108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14		160	160	93.1%
Vacation Village	Largo	FL	RV	29		293	171	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	97.5%
Fiesta Key	Long Key	FL	RV	28		373	6	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27		255	207	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	99.6%
Hacienda Village	New Port Richey	FL	MH	66		505	505	99.4%
Harbor View Mobile Manor	New Port Richey	FL	MH	69		471	471	99.8%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	97.8%
Lake Village	Nokomis	FL	MH	105		391	391	99.2%
Royal Coachman	Nokomis	FL	RV	111	2	546	470	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	39	971	971	98.6%
Island Vista Estates	North Fort Myers	FL	MH	121		616	616	84.7%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	99.9%
Pine Lakes	North Fort Myers	FL	MH	314		602	602	100.0%
Pioneer Village	North Fort Myers	FL	RV	90		733	404	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16		241	163	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	449	449	100.0%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69		491	491	93.3%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836		459	381	100.0%
Terra Ceia	Palmetto	FL	RV	50	32	203	151	100.0%
Arbors at Countrywood	Plant City	FL	MH	(f)		62	62	59.7%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	97.2%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Meadows at Countrywood	Plant City	FL	MH	140		737	737	99.7%
Oaks at Countrywood	Plant City	FL	MH	44		168	168	98.8%
Harbor Lakes	Port Charlotte	FL	RV	80		528	375	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	100.0%
Gulf View	Punta Gorda	FL	RV	78		206	95	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	98.3%
Kingswood	Riverview	FL	MH	52		229	229	100.0%
Winds of St. Armands North	Sarasota	FL	MH	74		471	471	99.6%
Winds of St. Armands South	Sarasota	FL	MH	81		360	360	85.0%
Topics RV Resort	Spring Hill	FL	RV	35		230	171	100.0%
Pine Island	St. James City	FL	RV	31		363	88	100.0%
Carefree Village	Tampa	FL	MH	58		398	398	98.0%
Tarpon Glen	Tarpon Springs	FL	MH	24		168	168	98.8%
Featherock	Valrico	FL	MH	84		521	521	100.0%
Bay Indies	Venice	FL	MH	210		1,309	1,309	99.2%
Ramblers Rest RV Resort	Venice	FL	RV	117		647	382	100.0%
Peace River	Wauchula	FL	RV	72		454	48	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147		518	518	70.7%
Forest Lake Estates MH	Zephyrhills	FL	MH	191	67	929	929	96.0%
Forest Lake Village RV	Zephyrhills	FL	RV	42		274	172	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		133	133	81.2%
Other	Multiple	FL	MH	7		133	149	20.1%
Total Florida Market				13,216	1,282	63,807	52,760	95.0%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	100.0%
Colony Park	Ceres	CA	MH	20		186	186	100.0%
Russian River	Cloverdale	CA	RV	41		135	12	100.0%
Snowflower (g)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	99.6%
Yosemite Lakes (g)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (e) (g)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa Resort	Lotus	CA	RV	22		170	9	100.0%
Turtle Beach	Manteca	CA	RV	39		79	23	100.0%
Marina Dunes RV Resort (g)	Marina	CA	RV	6		96	—	—%
Coralwood (e)	Modesto	CA	MH	22		194	194	100.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	11	100.0%
Lake of the Springs	Oregon House	CA	RV	954	507	541	63	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	100.0%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Westwinds (4 Properties) (e)	San Jose	CA	MH	88		723	723	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	100.0%
Santa Cruz Ranch (g)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	92.6%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	11	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	98.5%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	99.1%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)		140	22	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	25	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	100.0%
Rancho Valley	El Cajon	CA	MH	19		140	140	99.3%
Royal Holiday	Hemet	CA	MH	22		198	198	78.3%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191		287	50	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	76	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	48	100.0%
Morgan Hill (g)	Morgan Hill	CA	RV	69	6	339	—	—%
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	42	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	23	100.0%
Las Palmas Estates	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	20	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32		270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	98.3%
Total California Market				5,030	717	13,777	7,130	99.0%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	305	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	99.4%
Dolce Vita	Apache Junction	AZ	MH	132	40	480	480	88.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Golden Sun RV	Apache Junction	AZ	RV	33		329	199	100.0%
Meridian RV Resort	Apache Junction	AZ	RV	15		264	81	100.0%
Valley Vista	Benson	AZ	RV	6		145	4	100.0%
Casita Verde	Casa Grande	AZ	RV	14		192	83	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77		767	531	100.0%
Foothills West	Casa Grande	AZ	RV	16		188	121	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	100.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	137	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	97.5%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	99.2%
Palm Shadows	Glendale	AZ	MH	33		293	293	91.1%
Hacienda De Valencia	Mesa	AZ	MH	51		363	363	99.2%
Mesa Spirit	Mesa	AZ	RV	90		1,600	781	100.0%
Monte Vista Resort	Mesa	AZ	RV	142		1,345	873	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	99.3%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	100.0%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332		2,414	1,936	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.8%
Casa del Sol West	Peoria	AZ	MH	31		245	245	97.1%
Carefree Manor	Phoenix	AZ	MH	16		130	130	96.9%
Central Park	Phoenix	AZ	MH	37		293	293	98.0%
Desert Skies	Phoenix	AZ	MH	24		166	166	99.4%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	97.0%
Whispering Palms	Phoenix	AZ	MH	15		116	116	96.6%
Desert Vista (g)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48		210	210	93.8%
Venture In	Show Low	AZ	RV	26		389	274	100.0%
Paradise	Sun City	AZ	RV	80		950	772	100.0%
The Meadows AZ	Tempe	AZ	MH	60		390	390	97.7%
Fairview Manor	Tucson	AZ	MH	28		235	235	98.7%
Voyager RV Resort (c)	Tucson	AZ	MH	99	41	1,801	1,077	100.0%
Westpark	Wickenburg	AZ	MH	48		273	273	84.6%
Araby Acres	Yuma	AZ	RV	25	3	337	259	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	231	100.0%
Capri	Yuma	AZ	RV	20		303	151	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	91	100.0%
Foothill Village	Yuma	AZ	RV	18		180	26	100.0%
Mesa Verde RV	Yuma	AZ	RV	28		345	258	100.0%
Suni Sands	Yuma	AZ	RV	34		336	147	100.0%
Total Arizona Market				2,307	274	19,121	13,784	98.5%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Colorado:
Hillcrest Village CO	Aurora	CO	MH	72		602	602	99.5%
Cimarron Village	Broomfield	CO	MH	50		327	327	100.0%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	98.8%
Bear Creek Village	Denver	CO	MH	12		121	121	96.7%
Holiday Hills Village	Denver	CO	MH	99		736	736	98.0%
Golden Terrace	Golden	CO	MH	32		263	263	99.2%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (g)	Golden	CO	RV	(f)		80	—	—%
Golden Terrace West	Golden	CO	MH	39		311	311	99.7%
Pueblo Grande	Pueblo	CO	MH	33		250	250	95.2%
Woodland Hills	Thornton	CO	MH	55		434	434	99.3%
Total Colorado Market				445	—	3,444	3,364	98.7%

Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	93.0%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.9%
McNicol Place	Lewes	DE	MH	25		93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	100.0%
Mariner's Cove	Millsboro	DE	MH	101		374	374	98.1%
Sweetbriar	Millsboro	DE	MH	38		146	146	95.9%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	99.5%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	98.7%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	80	100.0%
Hillcrest MA	Rockland	MA	MH	19		79	79	93.7%
The Glen	Rockland	MA	MH	24		36	36	97.2%
Old Chatham	South Dennis	MA	RV	47		312	272	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	97	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	98.5%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mt. Desert Narrows	Bar Harbor	ME	RV	90	12	206	6	100.0%
Patten Pond	Ellsworth	ME	RV	81	60	137	16	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58		550	455	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	13	100.0%
Moody Beach	Wells	ME	RV	48		274	119	100.0%
Sandy Beach	Contoocook	NH	RV	40		190	112	100.0%
Pine Acres	Raymond	NH	RV	100		421	262	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	247	100.0%
King Nummy	Cape May Court House	NJ	RV	83		313	266	100.0%
Acorn Campground	Green Creek	NJ	RV	160	43	323	239	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18		168	84	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Echo Farms	Ocean View	NJ	RV	31		245	207	100.0%
Lake and Shore	Ocean View	NJ	RV	162		401	284	100.0%
Pine Haven (c)	Ocean View	NJ	RV	97		629	552	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	40	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	318	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	90.8%
Rondout Valley	Accord	NY	RV	184	94	398	101	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	385	100.0%
Lake George Escape	Lake George	NY	RV	178		576	108	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,237	1,237	95.1%
Greenwood Village	Manorville	NY	MH	79		512	512	99.8%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,227	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	101	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	95.0%
Sun Valley	Bowmansville	PA	RV	86	3	265	215	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	94.8%
Gettysburg Farm	Dover	PA	RV	124	62	265	92	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	99	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	145	100.0%
Drummer Boy	Gettysburg	PA	RV	89		465	235	100.0%
Round Top	Gettysburg	PA	RV	52		391	207	100.0%
Circle M	Lancaster	PA	RV	103	13	380	89	100.0%
Hershey	Lebanon	PA	RV	196	20	297	67	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	143	100.0%
PA Dutch County	Manheim	PA	RV	102	60	269	105	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	153	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	96.7%
Scotrun	Scotrun	PA	RV	63	6	178	111	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	214	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	90.9%
Timber Creek	Westerly	RI	RV	108		364	361	100.0%
Total Northeast Market				5,519	819	21,349	15,838	98.2%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	96	100.0%
Dale Hollow State Park Marina (c)	Burkesville	KY	Marina	33		198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	30	100.0%
Forest Lake	Advance	NC	RV	306	34	305	163	100.0%
Scenic	Asheville	NC	MH	28	2	194	194	100.0%
Boathouse Marina (c)	Beaufort	NC	Marina	9		547	401	100.0%
Waterway RV	Cedar Point	NC	RV	27		336	336	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Twin Lakes	Chocowinity	NC	RV	132	11	419	369	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	7	230	215	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	164	100.0%
Lake Gaston	Littleton	NC	RV	69		235	204	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	271	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	98.7%
Goose Creek	Newport	NC	RV	92		735	694	100.0%
Whispering Pines - NC	Newport	NC	RV	34		278	174	100.0%
Harbor Point	Sneads Ferry	NC	RV	46		203	151	100.0%
White Oak Shores	Stella	NC	RV	220	51	511	436	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	65	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35		172	172	100.0%
Myrtle Beach Property (c) (h)	Myrtle Beach	SC	RV	80		813	—	—%
Rivers Edge Marina (c)	North Charleston	SC	Marina	4		503	464	100.0%
The Oaks	Yemassee	SC	RV	10		93	20	100.0%
Natchez Trace	Hohenwald	TN	RV	672	340	531	241	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	8	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69		146	73	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	70	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	149	100.0%
Bayport Development (d)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863		233	6	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	575	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	678	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	90	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	99.2%
Total Southeast Market				6,805	1,623	12,541	7,879	99.9%

Midwest Market:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	77	812	442	100.0%
Pheasant Lake Estates	Beecher	IL	MH	160	112	613	613	96.4%
Pine Country	Belvidere	IL	RV	131	10	185	162	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	90.3%
Golf Vista Estates	Monee	IL	MH	144		497	497	81.7%
Indian Lakes	Batesville	IN	RV	545	82	1,212	631	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	102	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	287	100.0%
Lakeside RV	New Carlisle	IN	RV	13		89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	58	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	141	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Cedar Knolls	Apple Valley	MN	MH	93		457	457	96.7%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	90.5%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	97.4%
Rosemount Woods	Rosemount	MN	MH	50		221	221	81.0%
Buena Vista	Fargo	ND	MH	76		399	399	71.2%
Meadow Park	Fargo	ND	MH	17		116	116	68.1%
Kenisee Lake	Jefferson	OH	RV	143	50	119	79	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	122	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	85.8%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	119	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	30	214	139	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	346	100.0%
Lakeland	Milton	WI	RV	107	5	682	445	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	93.9%
Plymouth Rock	Plymouth	WI	RV	133	40	610	420	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	187	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117		303	176	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	189	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	198	100.0%
Bay Point Marina (c)	Marblehead	OH	RV	48		181	181	100.0%
Bay Point Marina (c)	Marblehead	OH	Marina	179		660	625	100.0%
Total Midwest Market				4,436	768	12,469	9,636	94.7%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	100.0%
Maple Grove	Boise	ID	MH	38		271	271	95.2%
Shenandoah Estates	Boise	ID	MH	24		153	153	100.0%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43		353	353	58.4%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	87.3%
Cabana	Las Vegas	NV	MH	37		263	263	97.7%
Flamingo West	Las Vegas	NV	MH	37		258	258	100.0%
Las Vegas	Las Vegas	NV	RV	11		217	22	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	79.9%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St George (g)	Hurricane	UT	RV	26		149	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	99.2%
Total Nevada, Utah and Idaho				473	—	3,314	2,970	91.1%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15		178	43	100.0%
Bend	Bend	OR	RV	289	116	351	48	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	100.0%
Pacific City	Cloverdale	OR	RV	105	50	307	33	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	98.9%
Portland Fairview	Fairview	OR	RV	30		407	237	100.0%
Quail Hollow (e)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	6	100.0%
Seaside	Seaside	OR	RV	80	7	251	46	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	18	100.0%
Mt. Hood Village	Welches	OR	RV	115		626	218	100.0%
Hope Valley RV (c)	Turner	OR	RV	69	23	164	291	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	16	100.0%
Mount Vernon	Bow	WA	RV	311		251	27	100.0%
Chehalis	Chehalis	WA	RV	309		360	23	100.0%
Grandy Creek (g)	Concrete	WA	RV	63		179	—	—%
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (e)	La Conner	WA	RV	106		319	41	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	18	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	10	100.0%
Little Diamond (g)	Newport	WA	RV	360	30	520	—	100.0%
Oceana	Ocean City	WA	RV	16	7	84	13	100.0%
Crescent Bar	Quincy	WA	RV	14		115	19	100.0%
Long Beach	Seaview	WA	RV	17	10	144	14	100.0%
Paradise RV	Silver Creek	WA	RV	60		214	1	100.0%
Total Northwest				2,572	296	6,406	1,856	99.9%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	287	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	65	100.0%
Colorado River	Columbus	TX	RV	218	22	232	25	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	479	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	120	301	90	100.0%
Lakewood	Harlingen	TX	RV	30		301	106	100.0%
Paradise Park	Harlingen	TX	RV	60		563	267	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84		1,027	364	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	199	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	65	100.0%
Paradise South	Mercedes	TX	RV	49		493	190	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/21	Total Number of Annual Sites as of 12/31/21	Annual Site Occupancy as of 12/31/21
Lake Tawakoni (e)	Point	TX	RV	324	11	293	67	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	623	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	153	100.0%
Leisure World	Weslaco	TX	RV	38		333	169	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	316	100.0%
Trails End RV	Weslaco	TX	RV	43		362	252	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	30	100.0%
Lake Conroe	Willis	TX	RV	129	7	620	284	100.0%
Lake Conroe RV Resort (c) (g)	Montgomery	TX	RV	130		261	—	—%
Total Texas				2,859	708	10,251	4,031	100.0%
Grand Total All Markets				43,662	6,487	166,479	119,248	96.6%
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
(c)Property acquired in 2021.
(d)Development asset acquired in 2020 and 2021. It is not included in the property count as there are no sites and the property is not operational.
(e)Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).
(f)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.
(g)Property did not have annual Sites for 2021.
(h)RV community operated by a tenant pursuant to an existing ground lease (See Note 6 - Acquisitions).

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 16. Commitments and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2021, there were 293 holders of record for 185,640,379 outstanding shares of our common stock. Additionally, there were 9,305,651 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2021-3/31/2021	45,770	$61.50	None	None
4/1/2021-6/30/2021	—	$—	None	None
7/1/2021-9/30/2021	—	$—	None	None
10/1/2021-12/31/2021	—	$—	None	None
1/1/2021-12/31/2021	45,770	$61.50	None	None
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. All shares of common stock (“Common Shares”) and units of common interests in our Operating Partnership (“OP Units”) as well as per share results reflect the two-for-one stock split that was completed on October 15, 2019.
2021 Accomplishments
We continued our strong performance in 2021, as marked by these key operational and financial accomplishments:
•Normalized FFO per common share on a fully diluted basis was $2.53 for the year ended December 31, 2021, 17% higher than the year ended December 31, 2020.
•Core Portfolio generated growth of 9% in income from property operations, excluding deferrals and property management, for the year ended December 31, 2021, compared to the year ended December 31, 2020.
•MH occupancy within our Core Portfolio increased by 323 sites during the year ended December 31, 2021, from the year ended December 31, 2020.
•Manufactured homeowners within our Core Portfolio increased by 785 to 65,730 as of December 31, 2021 compared to 64,945 as of December 31, 2020.
•RV Annual occupancy within our Core RV and Thousand Trails portfolios increased by 1,180 sites during the year ended December 31, 2021, from the year ended December 31, 2020.
•RV and MH rental income within our Core Portfolio increased by 12.9% and 4.7%, respectively, compared to December 31, 2020.
•Membership sales and expenses, consisting of membership upgrade sales and expenses, as well as commissions on camping and Trails Collection passes, contributed $12.5 million for the year ended December 31, 2021, an increase of $8.1 million, or 184%, compared to the year ended December 31, 2020.
•New home sales of 1,163 for the year ended December 31, 2021, which was the highest in company history.
•Acquired eleven marinas, five RV communities, a parcel of land occupied by a portion of an RV community managed by a tenant pursuant to a ground lease, an 80% equity interest in a joint venture with six RV communities, MHVillage/Datacomp and three land parcels adjacent to our properties with an aggregate purchase price of $715.6 million during the year ended December 31, 2021.
•Added 1,037 expansion Sites to our Core Portfolio during the year ended December 31, 2021.
•Originated secured debt with gross proceeds of $270.0 million with a maturity of 10 years and an interest rate of 2.4% during the year ended December 31, 2021. We used these proceeds to repay $67.0 million of debt due to mature in 2022 at a weighted average rate of 5.1%. The remainder of the proceeds were used to repay a portion of the outstanding balance on the line of credit.
•Closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan during the year ended December 31, 2021.
•Raised our annual dividend rate for 2022 to $1.64 per share of common stock, an increase of 13.1%, or $0.19, over the current $1.45 per share of common stock for 2021.
•Sold approximately 1.7 million shares of common stock under our ATM equity offering program with a weighted average price of $84.48 per share for net proceeds of $138.4 million during the year ended December 31, 2021.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of December 31, 2021, we owned or had an ownership interest in a portfolio of 444 Properties located throughout the United States and Canada containing 169,296 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering an exceptional experience to our residents and guests that results in delivery of value to stockholders. Our business model is intended to provide an opportunity for increased cash flows and appreciation in value. We

Management's Discussion and Analysis (continued)
seek growth in earnings, Funds from Operations (“FFO”) and cash flows by enhancing the profitability and operation of our Properties and investments. We accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes and efficiently managing our Properties by increasing occupancy, maintaining competitive market rents and controlling expenses. We also actively pursue opportunities that fit our acquisition criteria and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties.
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 17% within the next 15 years. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation Z demographic will contribute to our future long-term customer pipeline. After conducting a comprehensive study of RV ownership, according to the Recreational Vehicle Industry Association (“RVIA”), data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or Millennials and Gen Z, over the coming years. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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
State and local rent control regulations affect 28 wholly-owned Properties, including 15 of our 49 California Properties, all 7 of our Delaware Properties, 1 of our 5 Massachusetts Properties, 1 of our 7 New York Properties, 1 of our 14 Washington Properties and 3 of our 11 Oregon Properties. These rent control regulations govern rent increases and generally permit us to increase rates by a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance. These rate increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2021
MH Sites	73,400
RV Sites:
Annual	33,700
Seasonal	10,900
Transient	16,500
Marina Slips	6,800
Membership (1)	25,100
Joint Ventures (2)	2,800
Total (3)	169,300
_____________________
(1)Primarily utilized to service the approximately 125,100 members. Includes approximately 6,300 Sites rented on an annual basis.
(2)Includes approximately 1,800 annual Sites and 1,000 transient Sites.
(3)Total does not foot due to rounding.

Management's Discussion and Analysis (continued)
Membership Sites are primarily utilized to service approximately 125,100 annual subscription members, including 23,600 free trial members added through our RV dealer program. The remaining 101,500 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2021, a TTC membership for a single geographic region required an annual payment of $615. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV communities, or (5) membership in discount travel programs. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.
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
Under the existing administration, the Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, has focused on equitable access to affordable and sustainable housing. In 2017, the FHFA published the Underserved Markets Plans for 2018-2020 (the “GSE Plans”) under the Duty-To-Serve (“DTS”) provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The GSEs subsequently added a 2021 Plan as a one-year extension and have since submitted their current 2022-2024 Plans to FHFA and have received comment.
The FHFA mandate requires the GSE Plans to address leadership in developing loan products and flexible underwriting guidelines in underserved markets to facilitate a secondary market for mortgages on manufactured homes titled as real property or personal property, blanket loans for certain categories of manufactured housing communities, preserving the affordability of housing for renters and homebuyers, and housing in rural markets. While the FHFA and the current GSE 2022-24 DTS Plans may have a positive impact on the ability of our customers to obtain chattel financing, the actual impact on us, as well as the industry, cannot be determined at this time.
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized FFO, (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, (v) Core Portfolio income from property operations, excluding deferrals and property management (operating results for Properties owned and operated in both periods under comparison) and (vi) Income from rental operations, net of depreciation. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. We have implemented and may continue to implement Centers for Disease Control and Prevention (“CDC”) and local public health department guidelines and protocols for social distancing and enhanced community and office cleaning procedures. Our Properties continue to be open subject to seasons of operations and state and local guidelines. Our property offices are open to residents and customers and we are complying with CDC recommended protocols.
We began 2021 in an uncertain environment with the Canadian border closed and changing travel patterns throughout our portfolio. As 2021 progressed we experienced strong demand across our business, particularly in our RV portfolio, as our

Management's Discussion and Analysis (continued)
customers sought safe vacation and leisure activities and appreciated the opportunity to spend time outdoors. For additional details, see Results Overview.
We attribute the solid performance of our business to the fundamentals of our business model. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We believe this is particularly relevant in a COVID-19 impacted environment. We intend to continue to monitor the rapidly evolving situation and we may take further actions that alter our business operations as may be required and that are in the best interests of our employees, residents, customers and shareholders. The extent of the impact that COVID-19 will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
Results Overview
For the year ended December 31, 2021, net income available for Common Stockholders increased $34.2 million, or $0.18 per fully diluted Common Share, to $262.5 million, or $1.43 per fully diluted Common Share, compared to $228.3 million, or $1.25 per fully diluted Common Share, for the same period in 2020. For the year ended December 31, 2021, FFO available for Common Stock and OP Unit holders increased $79.2 million,or $0.41 per fully diluted Common Share, to $485.6 million, or $2.52 per fully diluted Common Share, compared to $406.4 million, or $2.11 per fully diluted Common Share, for the same period in 2020. For the year ended December 31, 2021, Normalized FFO available for Common Stock and OP Unit holders increased $70.3 million, or $0.36 per fully diluted Common Share, to $489.0 million, or $2.53 per fully diluted Common Share, compared to $418.7 million, or $2.17 per fully diluted Common Share, for the same period in 2020.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2021 and 2020 includes all Properties acquired prior to December 31, 2019 that we have owned and operated continuously since January 1, 2020. For the year ended December 31, 2021, property operating revenues in our Core Portfolio, excluding deferrals, increased 8.3% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 7.7%, from the year ended December 31, 2020, resulting in an increase in income from property operations, excluding deferrals and property management, of 8.8%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.2% for the year ended December 31, 2021, compared to 95.2% for the same period in 2020. For the year ended December 31, 2021, our Core Portfolio occupancy increased by 323 sites with an increase in homeowner occupancy of 785 sites. In addition to higher occupancy, we have experienced rental rate increases during the year ended December 31, 2021, contributing to a growth of 4.2% in MH rental income compared to the same period in 2020.
RV rental income in our Core Portfolio for the year ended December 31, 2021, was 12.9% higher than the same period in 2020 and was driven by an increase in annual and transient revenues of 6.8% and 43.2%, respectively, for the year ended December 31, 2021. The increases for annual and transient revenues were due to an increase in occupancy and rates.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the year ended December 31, 2021, annual membership subscriptions revenue increased 9.7% over the same period in 2020. We sold 23,923 TTC memberships during the year ended December 31, 2021, representing a 16.2% increase in sales volume compared to the same period in 2020. For the year ended December 31, 2021, membership upgrade sales increased $14.5 million compared to the same period in 2020, driven by approximately 4,900 membership upgrade sales during the year ended December 31, 2021, representing an increase of 44% in sales volume. In addition, we activated 26,600 TTC memberships through our RV dealer program for the year ended December 31, 2021.

Management's Discussion and Analysis (continued)
The following table provides additional details regarding our TTC memberships for the past five years:

	2021	2020	2019	2018	2017
TTC Origination	50,523	44,129	41,484	37,528	31,618
TTC Sales	23,923	20,587	19,267	17,194	14,128
RV Dealer TTC Activations	26,600	23,542	22,217	20,334	17,490

Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. During 2021, we experienced an all-time high for new home sales with an 81% increase from 2020 with over 1,163 new home sales during the year ended December 31, 2021, compared to 644 new home sales during the year ended December 31, 2020. The increases in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale.
As of December 31, 2021, we had 3,462 occupied rental homes in our Core MH communities, including 236 homes rented through our ECHO JV. Our Core Portfolio income from rental operations, net of depreciation, was $32.0 million for the year ended December 31, 2021 and $31.1 million for the year ended December 31, 2020. Approximately $31.5 million and $31.4 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the years ended December 31, 2021 and December 31, 2020, respectively.
Our gross investment in real estate increased $828.7 million to $6,989.1 million as of December 31, 2021, from $6,160.4 million as of December 31, 2020, primarily due to new acquisitions as well as capital improvements during the year ended December 31, 2021.

Management's Discussion and Analysis (continued)
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2020 through December 31, 2021 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2020 (1) (2)				156,500
Acquisition Properties:
Marina Dunes RV Park	Marina, California	RV	October 15, 2020	96
Acorn Campground	Green Creek, New Jersey	RV	October 16, 2020	323
Dolce Vita at Superstition Mountain	Apache Junction, Arizona	MH	December 8, 2020	484
Leisure World RV Resort	Weslaco, Texas	RV	December 9, 2020	333
Trails End RV Resort	Weslaco, Texas	RV	December 9, 2020	362
Meridian RV Resort	Apache Junction, Arizona	RV	December 14, 2020	264
Harbor Point RV Community	Sneads Ferry, North Carolina	RV	December 16, 2020	203
Topsail Sound RV Park	Holly Ridge, North Carolina	RV	December 17, 2020	230
Marker 1 Marina	Dunedin, Florida	Marina	December 30, 2020	477
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Cortez Village Marina	Cortez, Florida	Marina	February 5, 2021	353
Fish Tale Marina	Fort Myers Beach, Florida	Marina	February 5, 2021	296
Hi-Lift Marina	Adventure, Florida	Marina	February 5, 2021	211
Hidden Harbour Marina	Pompano Beach, Florida	Marina	February 5, 2021	357
Inlet Harbor Marina	Ponce Inlet, Florida	Marina	February 5, 2021	295
Palm Harbour Marina	Cape Haze, Florida	Marina	February 5, 2021	260
Riverwatch Marina	Stuart, Florida	Marina	February 5, 2021	306
Boathouse Marina	Beaufort, North Carolina	Marina	February 5, 2021	547
Dale Hollow State Park Marina	Burkesville, Kentucky	Marina	February 5, 2021	198
Bay Point Marina	Marblehead, Ohio	Marina	February 5, 2021	841
Rivers Edge Marina	North Charleston, South Carolina	Marina	February 5, 2021	503
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Myrtle Beach Property (3)	Myrtle Beach, South Carolina	RV	August 26, 2021	813
Voyager RV Resort (4)	Tucson, Arizona	RV	October 14, 2021	—
RVC Portfolio	Multiple	JV	November 1, 2021	988
Hope Valley	Turner, Oregon	RV	November 18, 2021	164
Lake Conroe	Montgomery, Texas	RV	December 15, 2021	261

Expansion Site Development:
Sites added (reconfigured) in 2020				1,202
Sites added (reconfigured) in 2021				1,037

Total Sites as of December 31, 2021 (2)				169,300
_____________________
(1)    Includes the marina slips.
(2)    Sites are approximate.
(3)    RV community operated by a tenant pursuant to an existing ground lease (See Note 6 - Acquisitions).
(4)    On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager joint venture (see Note 6 - Acquisitions). The Voyager joint venture sites were previously included in the Total Sites as of January 1, 2020.

Management's Discussion and Analysis (continued)
Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding eleven Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue (1)
Florida	63,807	150	38.3%	44.0%
Northeast	21,349	57	12.8%	11.4%
Arizona	19,121	43	11.5%	9.4%
California	13,777	49	8.3%	12.7%
Midwest	12,469	31	7.5%	5.7%
Southeast	12,541	33	7.5%	4.9%
Texas	10,251	20	6.2%	2.8%
Northwest	6,406	26	3.8%	3.4%
Colorado	3,444	10	2.1%	3.3%
Other	3,314	14	2.0%	2.4%
Total	166,479	433	100.0%	100.0%
_____________________
(1)Excludes the impact of GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions as well as approximately $19.1 million of property operating revenue not allocated to Properties, which consists primarily of membership upgrade sales.

Qualification as a REIT
Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe we have met the requirements and have qualified for taxation as a REIT and we plan to continue to meet these requirements. The requirements for qualification as a REIT are highly technical and complex, as they pertain to the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. Examples include that at least 95% of our gross income must come from sources that are itemized in the REIT tax laws and at least 90% of our REIT taxable income, computed without regard to our deduction for dividends paid and our net capital gain, must be distributed to stockholders annually. If we fail to qualify as a REIT and are unable to correct such failure, we would be subject to U.S. federal income tax at regular corporate rates. Additionally, we could remain disqualified as a REIT for four years following the year we first failed to qualify. Even if we qualify for taxation as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies and include income from property operations and Core Portfolio, FFO, Normalized FFO and income from rental operations, net of depreciation.
We believe investors should review Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. A discussion of Income from property operations and Core Portfolio, FFO, Normalized FFO and Income from rental operations, net of depreciation and a reconciliation to net income, are included below.
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding deferrals and property management and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management

Management's Discussion and Analysis (continued)
expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. For comparative purposes, we present bad debt expense within Property operating, maintenance and real estate taxes in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated during all of 2020 and 2021. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2020 and 2021. This includes, but is not limited to, eight properties and one marina acquired during 2020 and six properties and eleven marinas acquired during 2021.
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
We define Normalized FFO as FFO excluding non-operating income and expense items such as gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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
Our definitions and calculations of these Non-GAAP financial and operating measures and other terms may differ from the definitions and methodologies used by other REITs and accordingly, may not be comparable. These Non-GAAP financial and operating measures do not represent cash generated from operating activities in accordance with GAAP, nor do they represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2021, 2020 and 2019:

	Total Portfolio
(amounts in thousands)	2021	2020	2019
Computation of Income from Property Operations:
Net income available for Common Stockholders	$262,462	$228,268	$279,123
Redeemable preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	13,522	13,132	16,783
Equity in income of unconsolidated joint ventures	(3,881)	(5,399)	(8,755)
Income before equity in income of unconsolidated joint ventures	272,119	236,017	287,167
Loss/(Gain) on sale of real estate, net	59	—	(52,507)
Total other expenses, net	332,192	299,351	279,633
(Gain)/Loss from home sales operations and other	(8,356)	3,046	1,349
Income from property operations	$596,014	$538,414	$515,642
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2021, 2020 and 2019:

(amounts in thousands)	2021	2020	2019
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$262,462	$228,268	$279,123
Income allocated to non-controlling interests – Common OP Units	13,522	13,132	16,783
Membership upgrade sales upfront payments, deferred, net	25,079	12,062	10,451
Membership sales commissions, deferred, net	(5,075)	(1,660)	(1,219)
Depreciation and amortization	188,444	155,131	152,110
Depreciation on unconsolidated joint ventures	1,083	727	1,223
Gain on unconsolidated joint ventures	—	(1,229)	—
Loss/(Gain) on sale of real estate, net	59	—	(52,507)
FFO available for Common Stock and OP Unit holders	485,574	406,431	405,964
Early debt retirement	2,784	10,786	2,085
Transaction costs	598	—	—
Insurance proceeds due to catastrophic weather event and other, net	—	—	(6,205)
COVID-19 expenses	—	1,446	—
Normalized FFO available for Common Stock and OP Unit holders	$488,956	$418,663	$401,844
Weighted average Common Shares outstanding—Fully Diluted	192,883	192,555	191,995

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020. For the comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
MH base rental income (1)	$599,189	$572,222	$26,967	4.7%	$603,066	$572,673	$30,393	5.3%
Rental home income (1)	16,657	16,428	229	1.4%	16,696	16,438	258	1.6%
RV and marina base rental income (1)	324,125	287,210	36,915	12.9%	362,818	287,835	74,983	26.1%
Annual membership subscriptions	58,245	53,085	5,160	9.7%	58,251	53,085	5,166	9.7%
Membership upgrades sales current period, gross	36,270	21,739	14,531	66.8%	36,270	21,739	14,531	66.8%
Utility and other income (1)	103,193	99,459	3,734	3.8%	108,543	99,702	8,841	8.9%
Property operating revenues, excluding deferrals	1,137,679	1,050,143	87,536	8.3%	1,185,644	1,051,472	134,172	12.8%

Property operating and maintenance (1)(2)	380,104	354,650	25,454	7.2%	401,506	355,291	46,215	13.0%
Real estate taxes	68,528	65,912	2,616	4.0%	72,671	66,120	6,551	9.9%
Rental home operating and maintenance	5,667	5,932	(265)	(4.5)%	5,727	5,946	(219)	(3.7)%
Sales and marketing, gross	23,734	17,333	6,401	36.9%	23,743	17,332	6,411	37.0%
Property operating expenses, excluding deferrals and property management	478,033	443,827	34,206	7.7%	503,647	444,689	58,958	13.3%
Income from property operations, excluding deferrals and property management (3)	659,646	606,316	53,330	8.8%	681,997	606,783	75,214	12.4%
Property management	65,969	57,967	8,002	13.8%	65,979	57,967	8,012	13.8%
Income from property operations, excluding deferrals (4)	593,677	548,349	45,328	8.3%	616,018	548,816	67,202	12.2%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	20,004	10,403	9,601	92.3%	20,004	10,402	9,602	92.3%
Income from property operations (3)	$573,673	$537,946	$35,727	6.6%	$596,014	$538,414	$57,600	10.7%
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
(2)    Includes bad debt expense for all periods presented.
(3)     See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
Total portfolio income from property operations for 2021 increased $57.6 million, or 10.7%, from 2020, driven by an increase of $35.7 million, or 6.6%, from our Core Portfolio and an increase of $21.9 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to increases in RV and marina base rental income, MH base rental income and Membership upgrade sales, gross. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2020 and during the year ended December 31, 2021.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2021 increased $27.0 million, or 4.7%, from 2020, which reflects 4.2% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $724 in 2021 from approximately $695 in 2020. The average occupancy in our Core Portfolio was 95.2% in both 2021 and 2020.

Management's Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Annual	$205,023	$191,942	$13,081	6.8%	$237,204	$192,237	$44,967	23.4%
Seasonal	39,824	39,912	(88)	(0.2)%	41,742	39,959	1,783	4.5%
Transient	79,278	55,356	23,922	43.2%	83,872	55,639	28,233	50.7%
RV and marina base rental income	$324,125	$287,210	$36,915	12.9%	$362,818	$287,835	$74,983	26.1%

RV base rental income in our Core Portfolio for 2021 increased $36.9 million, or 12.9%, from 2020 primarily due to increases in Transient RV and marina base rental income of $23.9 million, or 43.2% and Annual RV and marina base rental income of $13.1 million, or 6.8%. Transient RV and marina base rental income increased across all regions, primarily due to recovery of demand following cancellations in RV reservations and site closures during the year ended December 31, 2020, as a result of COVID-19. We continue to see positive Transient demand as our customers seek safe vacation and leisure activities and value the opportunity to spend time outdoors. The increase in Annual RV and marina base rental income was due to growth from rate and occupancy.
Membership upgrade sales, gross for 2021 increased $14.5 million, or 66.8%, from 2020. The increase in membership upgrade sales was due to approximately 4,900 upgrade sales during the year ended December 31, 2021, compared to 3,400 during the year ended December 31, 2020, an increase of 44%. We also experienced a 16% increase in the average sales price per upgrade sold during the year ended December 31, 2021, compared to the same period ended December 31, 2020. The increase in upgrade sales and average sales price was driven by an increase in customer demand, including a new upgrade product, Adventure, introduced during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2021 increased $3.7 million, or 3.8%, from 2020. The increase was primarily due to higher utility income of $3.3 million.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2021 increased $34.2 million, or 7.7%, from 2020, primarily due to increases in property operating and maintenance expenses of $25.5 million and sales and marketing expenses of $6.4 million. Property operating and maintenance expenses were higher in 2021, primarily due to increases in utility expenses of $10.9 million, property payroll expenses of $4.4 million, insurance expense of $3.1 million and repairs and maintenance expenses of $2.8 million. The increase in gross sales and marketing expenses was primarily due to an increase in membership upgrade sales.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2021	2020	Variance	% Change
Gross revenue from new home sales (1)	$94,160	$40,402	$53,758	133.1%
Cost of new home sales (1)	88,404	39,236	49,168	125.3%
Gross profit from new home sales	5,756	1,166	4,590	393.7%

Gross revenue from used home sales	4,297	5,293	(996)	(18.8)%
Cost of used home sales	5,910	6,993	(1,083)	(15.5)%
Loss from used home sales	(1,613)	(1,700)	87	5.1%

Brokered resale revenue and ancillary services revenue, net	9,351	2,060	7,291	353.9%
Home selling expenses	5,138	4,572	566	12.4%
Income (loss) from home sales and other operations	$8,356	$(3,046)	$11,402	374.3%
Home sales volumes:
New home sales (2)	1,163	644	519	80.6%
New Home Sales Volume - ECHO JV	82	51	31	60.8%
Used home sales	432	546	(114)	(20.9)%
Brokered home resales	735	580	155	26.7%
__________________________
(1)New home sales gross revenue and costs of new home sales did not include the revenue and costs associated with our ECHO JV.
(2)Total new home sales volume included home sales from our ECHO JV.

Management's Discussion and Analysis (continued)
Income from home sales and other operations was $8.4 million for 2021, an increase of $11.4 million compared to 2020. The increase in income from home sales and other was due to an increase in ancillary services revenues, net, driven by increased revenue from restaurants, stores and activities across the portfolio primarily as a result of closures in 2020 as a result of COVID-19 and an increase in gross profit from new home sales as a result of an increase in the number of new homes sold.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2021	2020	Variance	% Change
Rental operations revenue (1)	$48,162	$47,874	$288	0.6%
Rental home operating and maintenance	5,667	5,932	(265)	(4.5)%
Income from rental operations	42,495	41,942	553	1.3%
Depreciation on rental homes (2)	10,547	10,896	(349)	(3.2)%
Income from rental operations, net of depreciation	$31,948	$31,046	$902	2.9%

Gross investment in new manufactured home rental units (3)	$227,980	$232,415	$(4,435)	(1.9)%
Gross investment in used manufactured home rental units	$16,078	$18,252	$(2,174)	(11.9)%

Net investment in new manufactured home rental units	$185,777	$198,687	$(12,910)	(6.5)%
Net investment in used manufactured home rental units	$8,678	$11,761	$(3,083)	(26.2)%

Number of occupied rentals – new, end of period (4)	3,038	3,357	(319)	(9.5)%
Number of occupied rentals—used, end of period	424	567	(143)	(25.2)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $31.5 million and $31.4 million for the years ended December 31, 2021 and December 31, 2020, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis did not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $18.1 million and $17.4 million at December 31, 2021 and December 31, 2020, respectively.
(4)Includes 236 and 298 homes rented through our ECHO JV in 2021 and 2020, respectively.
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2021	2020	Variance	% Change
Depreciation and amortization	$(188,444)	$(155,131)	$(33,313)	(21.5)%
Interest income	7,016	7,154	(138)	(1.9)%
Income from other investments, net	4,555	4,026	529	13.1%
General and administrative	(40,717)	(39,276)	(1,441)	(3.7)%
Other expenses	(3,100)	(2,567)	(533)	(20.8)%
Early debt retirement	(2,784)	(10,786)	8,002	74.2%
Interest and related amortization	(108,718)	(102,771)	(5,947)	(5.8)%
Total other income and expenses, net	$(332,192)	$(299,351)	$(32,841)	(11.0)%

Total other income and expenses, net increased $32.8 million in 2021 compared to 2020, primarily due to higher depreciation and amortization and interest and related amortization expenses, partially offset by a decrease in early debt retirement costs. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired in the fourth quarter of 2020 and the year ended December 31, 2021. The increase in interest and related amortization is due to higher debt levels in 2021 compared to 2020. The decrease in early debt retirement costs was due to lower debt repayment costs in 2021 compared to 2020.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased $1.5 million in 2021 compared to 2020, primarily due to a decrease in income recognized from distributions from our unconsolidated joint ventures as we acquired the remaining interest in the Voyager joint venture in the fourth quarter of 2021.

Management's Discussion and Analysis (continued)
Subsequent Events
Acquisitions
On February 15, 2022, we completed the acquisition of two RV communities located in Gunnison, Colorado and Winterhaven, California collectively containing 632 sites for a purchase price of $15.2 million.
Unsecured Financing
On January 21, 2022, we entered into a term loan agreement with Wells Fargo Bank, National Association, as the administrative agent, pursuant to which we have entered into a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels.
ATM
During January 2022, we sold approximately 0.3 million shares of our common stock under our ATM equity offering program with a weighted average price of $86.46 per share for net proceeds of $28.0 million. On February 14, 2022, our Board of Directors approved a new ATM equity offering program with an aggregate offering price of up to $500.0 million.
Dividend
On January 21, 2022, our Board of Directors approved setting the annual dividend rate for 2022 at $1.64 per share of common stock, an increase of $0.19 over the current $1.45 per share of common stock for 2021. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.
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
Total secured debt encumbered a total of 117 and 116 of our Properties as of December 31, 2021 and December 31, 2020, respectively, and the gross carrying value of such Properties was approximately $2,817.5 million and $2,580.9 million, as of December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, we have available liquidity in the form of approximately 414.4 million shares of authorized and unissued common stock, par value $0.01 per share and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
Our ATM equity offering program allows us to sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. During the year ended December 31, 2021, we sold 1,660,290 shares of our common stock under our ATM equity program for gross cash proceeds of approximately $140.3 million at a weighted average share price of $84.48. As of December 31, 2021, there was $59.7 million of common stock available for issuance under our ATM equity program. On February 14, 2022, our Board of Directors approved a new ATM equity offering program with an aggregate offering price of up to $500.0 million.
During the year ended December 31, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan (“Term Loan”). The variable interest rate on the Term Loan is LIBOR plus 1.40%. Pursuant to the Swap (as defined below), we have fixed the interest rate at 1.8% per annum. See Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements for further details.

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
During the year ended December 31, 2021, we entered into a three-year LIBOR Swap Agreement (the “ Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal and fixes the underlying LIBOR rate at 0.39% per annum and matures on March 25, 2024. For additional information regarding our interest rate swap, see Item 8. Financial Statements and Supplementary Data—Note 10. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2021, our LOC had a borrowing capacity of $151.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
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
On January 21, 2022, we entered into a term loan agreement with Wells Fargo Bank, National Association, as the administrative agent, pursuant to which we have entered into a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels.
The impact the COVID-19 pandemic will continue to have on our financial condition and cash flows is uncertain and is dependent upon various factors including the manner in which operations will continue at our Properties, customer payment patterns and operational decisions we have made and may make in the future in response to guidance from public authorities and/or for the health and safety of our employees, residents and guests.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2021	2020	2019
Net cash provided by operating activities	$595,052	$466,537	$443,520
Net cash used in investing activities	(914,455)	(450,379)	(352,089)
Net cash provided by (used in) financing activities	418,741	(20,958)	(131,545)
Net increase (decrease) in cash and restricted cash	$99,338	$(4,800)	$(40,114)

Operating Activities
Net cash provided by operating activities increased $128.5 million to $595.1 million for the year ended December 31, 2021, from $466.5 million for the year ended December 31, 2020. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $57.6 million in 2021 compared to 2020, an increase in other assets, net and accounts payable and other liabilities of $46.5 million, higher deferred membership revenue of $14.0 million and an increase in rents and other customer payments received in advance and security deposits of $12.6 million.
Investing Activities
Net cash used in investing activities increased $464.1 million to $914.5 million for the year ended December 31, 2021, from $450.4 million for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily

Management's Discussion and Analysis (continued)
due to increased spending on real estate acquisitions of $298.8 million, increased in capital improvement spending of $73.2 million and increased spending on business acquisitions of $41.8 million.
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2021	2020	2019
Asset preservation (1)	$43,618	$35,409	$31,181
Improvements and renovations (2)	26,887	24,580	20,978
Property upgrades and development (3)	120,209	93,139	59,324
New and used home investments (4) (5)	96,395	59,615	141,644
Total property improvements	287,109	212,743	253,127
Corporate	3,181	4,339	4,866
Total capital improvements	$290,290	$217,082	$257,993
_____________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $3.2 million of restoration and improvement capital expenditures related to Hurricane Hanna for the year ended December 31, 2020. Includes $2.5 million of restoration and improvement capital expenditures related to Hurricane Irma for the year ended December 31, 2019.
(4)Excludes new home investments associated with our ECHO JV.
(5)Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash provided by financing activities was $418.7 million for the year ended December 31, 2021, compared to cash used by financing activities of $21.0 million for the year ended December 31, 2020. The increase in net cash provided by financing activities was primarily due to an increases in net term loan proceeds of $300.0 million and increased proceeds from the issuance of common stock of $140.3 million.
Contractual Obligations
As of December 31, 2021, we were subject to certain contractual payment obligations(1) as described in the following table:

(amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Long Term Borrowings (2)	$3,302,745	$133,565	$150,901	$70,184	$496,633	$362,451	$2,089,011
Interest Expense (3)	880,098	100,651	93,756	88,975	83,887	76,570	436,259
LOC Maintenance Fee	3,345	1,014	1,014	1,017	300	—	—
Ground Leases (4)	8,473	1,638	626	632	637	615	4,325
Office and Other Leases	28,809	3,744	3,523	3,097	2,763	2,543	13,139
Total Contractual Obligations	$4,223,470	$240,612	$249,820	$163,905	$584,220	$442,179	$2,542,734
Weighted average interest rates - Long Term Borrowings	3.52%	3.47%	3.42%	3.38%	3.35%	3.49%	4.97%
_____________________
(1)We do not include insurance, property taxes and cancellable contracts in the contractual obligations table.
(2)Balances exclude note premiums of $0.3 million and unamortized deferred financing costs of $28.9 million. Balances represent debt maturing and scheduled periodic payments as well as our LOC balance of $349.0 million outstanding as of December 31, 2021, on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2021.
(4)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054. We operate and manage Westwinds and Nicholson Plaza located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Minimum future rental payments for these Properties for 2022 is approximately $1.0 million.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2021, approximately 22.0% of our outstanding debt is fully amortizing.

Management's Discussion and Analysis (continued)
Westwinds
The Operating Partnership operates and manages Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expire on August 31, 2022 and do not contain extension options. Westwinds provides affordable, rent-controlled homes to numerous residents, including families with children and residents over 65 years of age. For the year ended December 31, 2021, Westwinds and Nicholson Plaza generated approximately $6.0 million of net operating income.
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons.
Following the filing of our lawsuit, the City of San Jose took steps to accelerate the passage of a general plan amendment previously under review by the City to change the designation for Westwinds from its current general plan designation of Urban Residential (which would allow for higher density redevelopment), to a newly created designation of Mobile Home Park. The Nicholsons expressed opposition to this change in designation. However, on March 10, 2020, following significant pressure from residents and advocacy groups, the City Council approved this new designation for all 58 mobilehome communities in the City of San Jose, including Westwinds. In addition to requirements imposed by California state and San Jose municipal law, the change in designation requires, among other things, a further amendment to the general plan to a different land use designation by the City Council prior to any change in use.

Management's Discussion and Analysis (continued)

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from these estimates.
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
Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, rental rates for our annual RV and marina Sites are established on an annual basis. Our membership subscriptions generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, 20.0% of our dues are frozen.
Some of our costs, including operating and administrative expenses, interest expense and construction costs are subject to inflation. These expenses include but are not limited to property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs, including compensation costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate changes at the time we need to obtain new or refinance existing long-term debt that is used to maintain liquidity and fund our operations. Our interest rate risk management objectives are to limit the impact of increasing interest rates on earnings and cash flows. To achieve our objectives, we borrow primarily at fixed rates and in some cases variable rates. With regard to variable rate financing, we assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposure that may adversely impact future cash flows and by evaluating hedging opportunities.

The fair value of our long-term debt obligations is affected by changes in market interest rates, however our scheduled maturities are well laddered from 2022 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2021, we had $73.8 million of secured debt maturing in 2022. In addition, 22.0% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates.
For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $319.7 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $354.7 million. Our secured debt has fixed interest rates so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured term loan is fixed through the utilization of an interest rate swap so interest expense and cash flows would not be affected by fluctuations in interest rates. Our line of credit bears interest at a rate of LIBOR plus 1.25% to 1.65%.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
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
•results from home sales and occupancy will continue to be impacted by local economic conditions, including an adequate supply of homes at reasonable costs, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;
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
•the effect of inflation and interest rates;
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
In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers and employees in particular, its impact on the employment rate and the economy, the extent and impact of governmental responses and the impact of operational changes we have implemented and may implement in response to the pandemic.
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
See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2021.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by our independent registered public accounting firm, as stated in its report on Page F-4.

Item 9B. Other Information
None.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2022 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	73,775	$52.52	5,350,503
Equity compensation plans not approved by security holders (2)	N/A	N/A	711,049
Total	73,775	$52.52	6,061,552
_____________________
(1)Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the “2014 Plan”).
(2)Represents shares of common stock under our Employee Stock Purchase Plan effective July 1997, as amended and restated in May 2016. Under the Employee Stock Purchase Plan, eligible employees may make contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under NYSE rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.
The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2022 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Item 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2022 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits, Financial Statements Schedules

1.Financial Statements
    See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

2.Financial Statement Schedule
    See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

3.Exhibits:

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
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

3.1(a)	Articles of Amendment and Restatement of Equity LifeStyle Properties, Inc., effective May 15, 2007

3.2(b)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective November 26, 2013

3.3(c)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 2, 2019

3.4(d)	Form of Articles Supplementary for Preferred Stock

3.5(e)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 4, 2020

3.6(f)	Third Amended and Restated Bylaws, effective as of October 26, 2021

4.1(g)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2(h)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(i)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(j)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(k)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(h)	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2018

10.5(l)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.6(m)	Amended and Restated Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.7(n)	Form of Indemnification Agreement

10.8(o)
Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein

10.10(o)	Third Amended and Restated Guaranty dated as of April 19, 2021 by Equity LifeStyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(p)	Form of Equity Distribution Agreement, dated July 30, 2020, by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership and each of the Sales Agents

10.12(q)	Form of Amendment no. 1 to each of the Equity Distribution Agreements, dated April 29, 2021

10.13(r)	Form of Restricted Share Award Agreement for the Plan

10.14(r)	Form of Option Award Agreement for the Plan

14(h)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 27, 2020

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 8-K dated May 22, 2007
(b)Included as an exhibit to our Report on Form 8-K dated November 26, 2013
(c)Included as an exhibit to our Report on Form 8-K dated May 2, 2019
(d)Included as an exhibit to our Report on Form 8-K dated February 19, 2020
(e)Included as an exhibit to our Report on Form 8-K dated April 28, 2020
(f)Included as an exhibit to our Report on Form 8-K dated October 26, 2021
(g)Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014
(h)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2020
(i)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996
(j)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005
(k)Included as an exhibit to our Report on Form 8-K dated January 2, 2014
(l)Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014
(m)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016
(n)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006
(o)Included as an exhibit to our Report on Form 8-K dated April 19, 2021
(p)Form of Agreement included as an exhibit to our Report on Form 8-K dated July 30, 2020
(q)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2021
(r)Included as an exhibit to our Report on Form 8-K dated May 13, 2014

*    Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 22, 2022	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2022	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 22, 2022	By:	/s/ VALERIE HENRY
Valerie Henry
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Paul Seavey

/s/ VALERIE HENRY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
Valerie Henry

/s/ SAMUEL ZELL	Chairman of the Board	February 22, 2022
Samuel Zell

/s/ THOMAS HENEGHAN	Vice-Chairman of the Board	February 22, 2022
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 22, 2022
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 22, 2022
Derrick Burks

/s/ PHILIP CALIAN	Director	February 22, 2022
Philip Calian

/s/ DAVID CONTIS	Director	February 22, 2022
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 22, 2022
Constance Freedman

/s/ SCOTT PEPPET	Director	February 22, 2022
Scott Peppet

/s/ SHELI ROSENBERG	Director	February 22, 2022
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

Valuation of Investment in Real Estate
Description of the Matter	At December 31, 2021, the Company’s net consolidated investment in real estate totaled $4.9 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2022

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data (adjusted for stock split))

	December 31, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$2,019,787	$1,676,636
Land improvements	3,912,062	3,543,479
Buildings and other depreciable property	1,057,215	940,311
	6,989,064	6,160,426
Accumulated depreciation	(2,103,774)	(1,924,585)
Net investment in real estate	4,885,290	4,235,841
Cash and restricted cash	123,398	24,060
Notes receivable, net	39,955	35,844
Investment in unconsolidated joint ventures	70,312	19,726
Deferred commission expense	47,349	42,472
Other assets, net	141,567	61,026
Total Assets	$5,307,871	$4,418,969
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,627,783	$2,444,930
Term loan, net	297,436	—
Unsecured line of credit	349,000	222,000
Accounts payable and other liabilities	172,285	129,666
Deferred membership revenue	176,439	150,692
Accrued interest payable	9,293	8,336
Rents and other customer payments received in advance and security deposits	118,696	92,587
Distributions payable	70,768	66,003
Total Liabilities	3,821,700	3,114,214
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 185,640,379 and 182,230,631 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	1,913	1,813
Paid-in capital	1,593,362	1,411,397
Distributions in excess of accumulated earnings	(183,689)	(179,523)
Accumulated other comprehensive income	3,524	—
Total Stockholders’ Equity	1,415,110	1,233,687
Non-controlling interests – Common OP Units	71,061	71,068
Total Equity	1,486,171	1,304,755
Total Liabilities and Equity	$5,307,871	$4,418,969

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$1,032,575	$923,743	$879,635
Annual membership subscriptions	58,251	53,085	51,015
Membership upgrade sales current period, gross	36,270	21,739	19,111
Membership upgrade sales upfront payments, deferred, net	(25,079)	(12,062)	(10,451)
Other income	50,298	46,008	43,063
Gross revenues from home sales	98,457	45,695	34,655
Brokered resale and ancillary services revenues, net	9,351	2,060	3,493
Interest income	7,016	7,154	7,207
Income from other investments, net	4,555	4,026	9,528
Total revenues	1,271,694	1,091,448	1,037,256
Expenses:
Property operating and maintenance	398,983	354,340	333,520
Real estate taxes	72,671	66,120	62,338
Sales and marketing, gross	23,743	17,332	15,583
Membership sales commissions, deferred, net	(5,075)	(1,660)	(1,219)
Property management	65,979	57,967	56,509
Depreciation and amortization	188,444	155,131	152,110
Cost of home sales	94,314	46,229	35,096
Home selling expenses	5,138	4,572	4,401
General and administrative	40,717	39,276	35,679
Other expenses	3,100	2,567	2,865
Early debt retirement	2,784	10,786	1,491
Interest and related amortization	108,718	102,771	104,223
Total expenses	999,516	855,431	802,596
Gain (Loss) on sale of real estate, net	(59)	—	52,507
Income before equity in income of unconsolidated joint ventures	272,119	236,017	287,167
Equity in income of unconsolidated joint ventures	3,881	5,399	8,755
Consolidated net income	276,000	241,416	295,922

Income allocated to non-controlling interests – Common OP Units	(13,522)	(13,132)	(16,783)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$262,462	$228,268	$279,123

Consolidated net income	$276,000	$241,416	$295,922
Other comprehensive income (loss):
Adjustment for fair market value of swap	3,524	380	(2,679)
Consolidated comprehensive income	279,524	241,796	293,243
Comprehensive income allocated to non-controlling interests – Common OP Units	(13,692)	(13,154)	(16,633)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$265,816	$228,626	$276,594

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data (adjusted for stock split))

	Years Ended December 31,
	2021	2020	2019

Earnings per Common Share – Basic	$1.43	$1.26	$1.54

Earnings per Common Share – Fully Diluted	$1.43	$1.25	$1.54

Weighted average Common Shares outstanding – Basic	182,917	181,828	180,805
Weighted average Common Shares outstanding – Fully Diluted	192,883	192,555	191,995

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands; adjusted for stock split)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2018	$1,792	$1,328,495	$—	$(211,034)	$2,299	$71,792	$1,193,344
Exchange of Common OP Units for Common Stock	10	6,539	—	—	—	(6,549)	—
Issuance of Common Stock through exercise of options	—	53	—	—	—	—	53
Issuance of Common Stock through employee stock purchase plan	—	2,429	—	—	—	—	2,429
Issuance of Common Stock	10	59,309	—	—	—	—	59,319
Compensation expenses related to restricted stock and stock options	—	10,481	—	—	—	—	10,481
Repurchase of Common Stock or Common OP Units	—	(53)	—	—	—	—	(53)
Adjustment for Common OP Unitsholders in the Operating Partnership	—	(3,210)	—	—	—	3,210	—
Adjustment for fair market value of swap	—	—	—	—	(2,679)	—	(2,679)
Consolidated net income	—	—	16	279,123	—	16,783	295,922
Distributions	—	—	(16)	(222,407)	—	(13,158)	(235,581)
Other	—	(1,347)	—	—	—	—	(1,347)
Balance as of December 31, 2019	1,812	1,402,696	—	(154,318)	(380)	72,078	1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	—	(3,875)	—	—	(3,875)
Exchange of Common OP Units for Common Stock	1	81	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	2,026	—	—	—	—	2,026
Compensation expenses related to restricted stock and stock options	—	11,527	—	—	—	—	11,527
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	—	(3,962)
Adjustment for fair market value of swap	—	(300)	—	—	—	300	—
Adjustment for fair market value of swap	—	—	—	—	380	—	380
Consolidated net income	—	—	16	228,268	—	13,132	241,416
Distributions	—	—	(16)	(249,598)	—	(14,360)	(263,974)
Other	—	(671)	—	—	—	—	(671)
Balance as of December 31, 2020	1,813	1,411,397	—	(179,523)	—	71,068	1,304,755
Exchange of Common OP Units for Common Stock	16	10,820	—	—	—	(10,836)	—
Issuance of OP Units	—	—	—	—	—	34,005	34,005
Issuance of Common Stock through employee stock purchase plan	—	2,224	—	—	—	—	2,224
Issuance of Common Stock	84	140,170	—	—	—	—	140,254
Compensation expenses related to restricted stock and stock options	—	10,855	—	—	—	—	10,855
Repurchase of Common Stock or Common OP Units	—	(2,814)		—	—	—	(2,814)
Adjustment for Common OP Unitholders in the Operating Partnership	—	22,961	—	—	—	(22,961)	—
Adjustment for fair market value of swap	—	—	—	—	3,524	—	3,524
Consolidated net income	—	—	16	262,462	—	13,522	276,000
Distributions	—	—	(16)	(266,628)	—	(13,737)	(280,381)
Other	—	(2,251)	—	—	—	—	(2,251)
Balance as of December 31, 2021	$1,913	$1,593,362	$—	$(183,689)	$3,524	$71,061	$1,486,171

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Consolidated net income	$276,000	$241,416	$295,922
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss/(Gain) on sale of real estate, net	59	—	(52,507)
Early debt retirement	2,784	10,786	1,491
Depreciation and amortization	191,432	157,760	153,980
Amortization of loan costs	4,671	3,473	3,479
Debt premium amortization	(325)	(394)	(483)
Equity in income of unconsolidated joint ventures	(3,881)	(5,399)	(8,755)
Distributions of income from unconsolidated joint ventures	52	95	5,133
Proceeds from insurance claims, net	(875)	(1,697)	(3,530)
Compensation expense related to incentive plans	12,694	11,527	10,481
Revenue recognized from membership upgrade sales upfront payments	(11,191)	(9,675)	(8,660)
Commission expense recognized related to membership sales	3,779	3,673	3,667
Long-term incentive plan compensation	—	1,531	(2,843)
Changes in assets and liabilities:
Notes receivable, net	(4,191)	(1,166)	(2,836)
Deferred commission expense	(8,657)	(4,995)	(4,508)
Other assets, net	53,913	34,048	11,621
Accounts payable and other liabilities	30,009	3,386	15,578
Deferred membership revenue	36,935	22,954	19,655
Rents and other customer payments received in advance and security deposits	11,844	(786)	6,635
Net cash provided by operating activities	595,052	466,537	443,520
Cash Flows From Investing Activities:
Real estate acquisitions, net	(537,896)	(239,067)	(185,411)
Business acquisitions	(41,769)	—	—
Proceeds from disposition of properties, net	(7)	—	77,746
Investment in unconsolidated joint ventures	(49,695)	—	(983)
Distributions of capital from unconsolidated joint ventures	3,154	5,648	6,352
Proceeds from insurance claims	2,048	122	8,200
Capital improvements	(290,290)	(217,082)	(257,993)
Net cash used in investing activities	(914,455)	(450,379)	(352,089)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,224	2,027	2,482
Gross proceeds from the issuance of common stock	140,254	—	59,319
Distributions:
Common Stockholders	(261,748)	(242,948)	(216,098)
Common OP Unitholders	(13,953)	(13,983)	(13,104)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(2,814)	(3,962)	(53)
Principal payments and mortgage debt repayment	(128,738)	(468,278)	(121,028)
Mortgage notes payable financing proceeds	270,016	662,309	—
Term loan proceeds	600,000	—	—
Term loan repayment	(300,000)	—	—
Line of Credit repayment	(432,500)	(390,500)	(155,500)
Line of Credit proceeds	559,500	452,500	315,500
Debt issuance and defeasance costs	(11,233)	(17,434)	(1,700)
Other	(2,251)	(673)	(1,347)
Net cash provided by (used in) financing activities	418,741	(20,958)	(131,545)
Net increase (decrease) in cash and restricted cash	99,338	(4,800)	(40,114)
Cash and restricted cash, beginning of year	24,060	28,860	68,974
Cash and restricted cash, end of year	$123,398	$24,060	$28,860

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental information:
Cash paid for interest	$104,137	$100,686	$102,027
Net investment in real estate – reclassification of rental homes	$81,062	$38,845	$28,260
Other assets, net – reclassification of rental homes	$(81,062)	$(38,845)	$(28,260)

Real estate acquisitions:
Investment in real estate	$(631,541)	$(248,100)	$(249,197)
Investment in unconsolidated joint ventures	—	—	35,789
Other assets, net	(4,443)	(153)	(1,646)
Debt assumed	39,986	6,873	19,212
Accrued Expenses and accounts payables	9,833	174	7,593
Rents and other customer payments received in advance and security deposits	14,265	2,139	2,838
OP Units issued	34,004	—	—
Real estate acquisitions, net	$(537,896)	$(239,067)	$(185,411)

Business acquisitions:
Intangibles	$(33,250)	$—	$—
Goodwill	(9,586)	—	—
Other assets, net	(933)	—	—
Accrued Expenses and accounts payables	2,000	—	—
Acquisition of business, net	$(41,769)	$—	$—

Real estate dispositions:
Investment in real estate	$52	$—	$35,572
Notes receivable, net	—	—	295
Other assets, net	—	—	97
Mortgage notes payable, net	—	—	(11,175)
Other liabilities	—	—	450
(Loss)/Gain on sale of real estate, net	(59)	—	52,507
Real estate dispositions, net	$(7)	$—	$77,746

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization
Equity LifeStyle Properties, Inc. (“ELS”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our.” We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. We provide our customers the opportunity to place manufactured homes and cottages, RVs and/or boats on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas (“Sites”) or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays.
Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We believe we have qualified for taxation as a REIT. To maintain our qualification as a REIT, we must meet certain requirements, which are highly technical and complex. If we fail to qualify as a REIT, we could be subject to U.S. federal income tax at regular corporate rates. Additionally, we could remain disqualified as a REIT for four years following the year we first failed to qualify. Even as a REIT, we are subject to certain foreign, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 95.2% as of December 31, 2021. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2021, the Non-controlling interests—Common OP Units were 9,305,651, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), we have formed taxable REIT subsidiaries (each, a “TRS”). Our primary TRS is Realty Systems, Inc. (“RSI”) which, along with owning several properties, is engaged in the business of purchasing, selling and leasing factory-built homes located in Properties owned and managed by us. RSI also offers home sale brokerage services to our residents who may choose to sell their homes rather than relocate them when moving from a Property. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies
(a)Basis of Presentation
The consolidated financial statements present the results of operations, financial position and cash flows of ELS, its majority-owned and controlled subsidiaries and variable interest entities (“VIEs”) in which ELS is the primary beneficiary. Intercompany balances and transactions have been eliminated.
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 95.2%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary and we have continued to consolidate the Operating Partnership.
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
(d)    Acquisitions
On January 1, 2018, we adopted (“ASU 2017-01”) Business Combinations: Clarifying the Definition of a Business (Topic 805) on a prospective basis. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.
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
As of December 31, 2021 and 2020, the gross carrying amount of identified intangible assets and goodwill was $55.4 million and $12.5 million, respectively, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, this amount was comprised of $38.0 million and $4.7 million, respectively of identified intangible assets and $17.4 million of goodwill. Accumulated amortization of identified intangibles assets was $3.3 million and $3.2 million as of December 31, 2021 and 2020, respectively. The estimated annual aggregated amortization expense to be recognized over each of the next five years is $3.2 million. The weighted average remaining useful life is approximately 15 years.
(f)    Assets Held for Sale
In determining whether to classify a real estate asset held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the real estate asset is probable within one year; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made. If all of the above criteria are met, we classify the real estate asset as held for sale. When all of the above criteria are met, we discontinue depreciation or amortization of the asset, measure it at the lower of its carrying amount or its fair value less estimated cost to sell and present it separately as assets held for sale, net on the Consolidated Balance Sheets. We also present the liabilities related to assets held for sale, if any, separately on the Consolidated Balance Sheets. In connection with the held for sale evaluation, if the disposal represents a strategic shift that has, or will have, a major effect on the consolidation financial statement, then the transaction is presented as discontinued operations.
(g)    Restricted Cash
As of December 31, 2021 and 2020, restricted cash consists of $29.3 million and $24.1 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
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
The fair market value of mortgage notes payable, the term loan and interest rate derivative are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 9. Borrowing Arrangements and Note 10, Derivative Instruments and Hedging Activities.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions as disclosed in Note 6. Acquisitions.
(i)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $28.9 million and $27.9 million as of December 31, 2021 and 2020, respectively.
(j)    Allowance for Doubtful Accounts
Our allowance for doubtful accounts is comprised of our reserves for receivable from tenants, receivable for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 8. Notes Receivable, Net for definition of these terms). The allowance reflects our best estimate of collectibility risks on outstanding receivables. Our allowance for doubtful accounts was as follows:

	December 31,
(amounts in thousands):	2021	2020	2019
Balance, beginning of year	$14,460	$6,586	$5,230
Change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326)) (1)	—	3,875	—
Provision for losses	8,669	7,287	3,929
Write-offs	(2,080)	(3,288)	(2,573)
Balance, end of year	$21,049	$14,460	$6,586
(1) See Note 2. (o) Summary of Significant Accounting Policies for more detail.

(k)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with the Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and as our leases qualify as operating leases, we account for and present rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income.
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
(n)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2021 and 2020, the REIT had a federal net operating loss carryforward of approximately $50.9 million and $74.1 million, respectively. For the year ended December 31, 2021, the Company utilized approximately $23.2 million of the net operating loss carryforward to offset its tax and distribution requirements. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2021 and 2020.
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2021 and 2020.
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.
As of December 31, 2021, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $4.6 billion (unaudited) and $46.2 million (unaudited), respectively.
During the years ended December 31, 2021, 2020 and 2019, our tax treatment of common stock distributions, as adjusted for the stock split, was as follows (unaudited):

	2021	2020	2019
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.538	$1.234	$1.241
Long-term capital gains	—	0.006	—
Non-dividend distributions	—	0.057	—
Distributions declared per common stock outstanding	$1.538	$1.297	$1.241

The quarterly dividend paid on January 8, 2021 is a split-year distribution with $0.087801 (unaudited) per share of common stock considered a distribution made in 2021 for federal income tax purposes. The quarterly distribution paid on January 14, 2022 of $0.3625 (unaudited) per share of common stock will be allocable to 2021 for federal tax purposes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

(o)    Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted FASB (“ASU 2016-13”) Financial Instruments - Credit Losses (Topic 326) using the modified retrospective approach. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities should use forward-looking information to better form their credit loss estimates.
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
The cumulative-effect adjustment resulting from the adoption of ASU 2016-13 as of January 1, 2020, was as follows:

Balance net of allowance	Balance Sheet Location	Balance at December 31, 2019	Adjustment due to ASU 2016-13 Adoption	Balance at January 1, 2020	Balance at December 31, 2021
(amounts in thousands)
Annual membership subscriptions	Other assets, net	$2,394	$(1,361)	$1,033	$2,054
Membership upgrades	Notes receivable, net	$25,236	$(2,514)	$22,722	$30,949

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

(amounts in thousands)	As of December 31, 2021
2022	$137,371
2023	139,090
2024	75,422
2025	23,245
2026	21,314
Thereafter	66,190
Total	$462,632

Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates between 2022 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2032. For the years ended December 31, 2021, 2020 and 2019, total operating lease payments were $10.4 million, $9.9 million and $9.3 million, respectively.
The following table presents the operating lease payments for the year ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Fixed lease cost:
Ground leases	$5,906	$5,912	$5,727
Office and other leases	3,529	3,243	2,869
Variable lease cost:
Ground leases	871	652	639
Office and other leases	50	111	72
Total lease cost	$10,356	$9,918	$9,307

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2021:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2022 (a)	$1,638	$3,744	$5,382
2023	626	3,523	4,149
2024	632	3,097	3,729
2025	637	2,763	3,400
2026	615	2,543	3,158
Thereafter	4,325	13,139	17,464
Total undiscounted rental payments	8,473	28,809	37,282
Less imputed interest	(1,901)	(4,717)	(6,618)
Total lease liabilities	$6,572	$24,092	$30,664
_____________________
(a)The leases of our four Westwinds Properties expire on August 31, 2022 and do not contain extension options. See Note 16. Commitments and Contingencies for more details on the Westwinds leases.

ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $30.3 million and $30.7 million, respectively, as of December 31, 2021. The weighted average remaining lease term for our operating leases was seven years and the weighted average incremental borrowing rate was 3.8% at December 31, 2021.
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

Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), as adjusted for the stock split, for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(amounts in thousands, except per share data)	2021	2020	2019
Numerators:
Net income available to Common Stockholders—Basic	$262,462	$228,268	$279,123
Amounts allocated to dilutive securities	13,522	13,132	16,783
Net income available to Common Stockholders—Fully Diluted	$275,984	$241,400	$295,906
Denominator:
Weighted average Common Shares outstanding—Basic	182,917	181,828	180,805
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,739	10,484	10,934
Stock options and restricted stock	227	243	256
Weighted average Common Shares outstanding—Fully Diluted	192,883	192,555	191,995

Earnings per Common Share—Basic:	$1.43	$1.26	$1.54

Earnings per Common Share—Fully Diluted:	$1.43	$1.25	$1.54

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
Equity Offering Program
On July 30, 2020, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $200.0 million. As of December 31, 2021, we have $59.7 million of common stock available for issuance.
The following table presents the shares that were issued under our ATM equity offering programs, as adjusted for the stock split, during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(amounts in thousands, except share data)	2021	2020	2019
Shares of common stock sold	1,660,290	—	1,010,472
Weighted average price	$84.48	$—	$58.71
Total gross proceeds	$140,254	$—	$59,319
Commissions paid to sales agents	$1,816	$—	$771

Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2021, 2020 and 2019 were 32,145, 31,385 and 40,934, respectively. As of December 31, 2021, 711,049 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 9,305,651, 10,479,194 and 10,491,222 outstanding at December 31, 2021, 2020 and 2019, respectively), as adjusted for the stock split:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)

	Years Ended December 31,
	2021	2020	2019
Shares outstanding at January 1,	182,230,631	182,089,595	179,842,036
Common stock issued through the ATM Equity Offering Program and its predecessor	1,660,290	—	1,010,472
Common stock issued through exchange of OP Units	1,601,266	12,028	997,750
Common stock issued through exercise of options	—	—	5,600
Common stock issued through restricted stock grants	162,955	151,104	193,262
Common stock forfeitures	—	—	—
Common stock issued through ESPP and Dividend Reinvestment Plan	32,778	32,099	41,589
Common stock repurchased and retired	(47,541)	(54,195)	(1,114)
Shares outstanding at December 31,	185,640,379	182,230,631	182,089,595

During the years ended December 31, 2021, 2020 and 2019, we repurchased shares of common stock representing common stock surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $61.50, $73.12 and $47.48 per share, respectively.
As of December 31, 2021, 2020 and 2019, ELS' percentage ownership of the Operating Partnership was approximately 95.2%, 94.6% and 94.6%, respectively. The remaining approximately 4.8%, 5.4% and 5.4% as of December 31, 2021, 2020 and 2019, respectively, was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2019:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3063	March 31, 2019	March 29, 2019	April 12, 2019
$0.3063	June 30, 2019	June 28, 2019	July 12, 2019
$0.3063	September 30, 2019	September 27, 2019	October 11, 2019
$0.3063	December 31, 2019	December 27, 2019	January 10, 2020
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Acquisitions

2021
Investment in Real Estate

During the year ended December 31, 2021, we acquired four RV communities, including Okeechobee KOA Resort, located in Okeechobee, Florida, Pine Haven, located in Cape May, New Jersey, Hope Valley located in Turner, Oregon and Lake Conroe located in Montgomery, Texas and a portfolio of eleven marinas located in Florida, North Carolina, South Carolina, Kentucky and Ohio, containing 5,961 Sites for a combined purchase price of $398.0 million.

During the year ended December 31, 2021, we also completed the acquisition of our joint venture partner’s 50% interest in Voyager RV Resort for total consideration of $77.0 million, including mortgage debt assumption of $40.0 million (see Note 7. Investment in Unconsolidated Joint Ventures). As part of the acquisition, we issued 427,723 Operating Partnership units (see Note 5. Common Stock and Other Equity Related Transactions).

During the year ended December 31, 2021, we acquired a parcel of land located in Myrtle Beach, South Carolina for $110.8 million. The parcel of land is occupied by a portion of an RV community and contains 813 sites. The RV community, including the ELS parcel, is managed by a tenant pursuant to an existing ground lease. We also acquired three land parcels adjacent to three of our properties for a combined purchase price of $37.5 million.

Acquisitions of Business

In December 2021, we completed the acquisition of MHVillage/Datacomp for a purchase price of $43.0 million. MHVillage is the premier online marketplace dedicated to manufactured home buying and selling. Datacomp provides independent, market-based valuations for manufactured homes in land lease communities.

All acquisitions were accounted for as asset acquisitions except MHVillage/Datacomp which was accounted for as a business combination.
2020
During the year ended December 31, 2020, we acquired one MH community, seven RV communities and one marina for a combined purchase price of $209.2 million, including:
•Dolce Vita at Superstition Mountain, an MH community located in Apache Junction, Arizona,
•Meridian RV Resort, an RV community located in Apache Junction, Arizona,
•Marina Dunes RV Park, an RV community located in Marina, California,
•Marker 1 Marina, a marina located in Dunedin, Florida,
•Acorn Campground, an RV community located in Green Creek, New Jersey,
•Topsail Sound, an RV community located in Holly Ridge, North Carolina,
•Harbor Point, an RV community located in Sneads Ferry, North Carolina and
•Leisure World and Trails End, two RV communities located in Weslaco, Texas.
These properties contain 2,772 Sites. We also completed the acquisition of three development assets, including The Resort at Tranquility Lake, located in Cape Coral, Florida, Bayport, located in Jamaica, Virginia and a development property adjacent to our Voyager joint venture, located in Tuscon, Arizona, for a combined purchase price of $23.7 million. We also acquired additional assets, including nine land parcels, for a combined purchase price of $15.2 million. All acquisitions were accounted for as asset acquisitions. As a result of these acquisitions, we assumed approximately $6.9 million of mortgage debt. The remaining purchase price was funded through new debt financing, our unsecured Line of Credit (“LOC”) and available cash.
2019
During the year ended December 31, 2019, we acquired four RV communities, including White Oak Shores, located in Stella, North Carolina, Round Top and Drummer Boy, located in Gettysburg, Pennsylvania and Lake of the Woods, located in Wautoma, Wisconsin for a combined purchase price of $58.3 million. These properties contain 1,614 Sites. As a result of these acquisitions, we assumed approximately $18.6 million of mortgage debt, excluding mortgage premiums of $0.6 million. The

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Acquisitions (continued)
remaining purchase price was funded with available cash. We also completed the acquisition of the remaining interest in our joint venture investment of eleven marinas in Florida for a purchase price of approximately $49.0 million. As part of the acquisition, we also funded the repayment of the joint venture's non-transferable debt of approximately $72.0 million. The transaction was funded with proceeds from the LOC. In addition, the gross carrying value of the joint venture investment of $35.8 million was included in the total fair value of $162.2 million that was allocated to the real estate assets. We also acquired additional assets, including three land parcels, for a combined purchase price of $28.1 million. All acquisitions were accounted for as asset acquisitions.
Fair Value
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2021, 2020 and 2019, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Assets acquired
Land	$343,614	$150,909	$116,575
Buildings and other depreciable property	265,182	87,749	125,721
Intangible	33,250	—	—
In-place leases (a)	22,135	6,821	5,519
Goodwill	9,586	—	—
Manufactured homes (a)	610	2,621	1,382
Net investment in real estate	$674,377	$248,100	$249,197
Other assets	5,376	153	1,646
Total assets acquired	$679,753	$248,253	$250,843
Liabilities assumed
Mortgage notes payable	$39,986	$6,873	$19,212
Below-market lease liability (b)	8,169	—	—
Other liabilities	17,929	2,313	10,431
Total liabilities assumed	$66,084	$9,186	$29,643
Net assets acquired	$613,669	$239,067	$221,200
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures

On November 1, 2021, we contributed approximately $49.2 million to acquire an 80% interest in RVC Outdoor Destinations (“RVC”). RVC owns a portfolio of six operating RV communities located in Arkansas, California, Colorado, Georgia, Florida and Tennessee. We use the equity method of accounting as we have the ability to exercise significant influence over operating and financial policies of RVC but do not have the ability to control major decisions of the entity.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2021 and 2020, respectively):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites	Economic Interest (a)		2021	2020	2021	2020	2019
Meadows	Various (2,2)	1,077	50%		$—	$—	$2,010	$1,879	$1,400
Lakeshore	Florida (3,3)	721	(b)		2,638	2,281	568	1,405	263
Voyager	Arizona (1,1)	—	50%	(c)	141	83	556	1,616	2,951
Loggerhead	Florida	—	—%	(d)	—	—	—	—	3,501
ECHO JV	Various	—	50%		18,136	17,362	773	499	640
RVC	Various	1,019	80%		49,397	—	(26)	—	—
		2,817			$70,312	$19,726	$3,881	$5,399	$8,755
_____________________
(a)The percentages shown approximate our economic interest as of December 31, 2021. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 33% interest in the utility plant servicing this Property. On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager joint venture (see Note 6. Acquisitions).
(d)On September 10, 2019, we completed the acquisition of the remaining interest in the Loggerhead joint venture (see Note 6. Acquisitions). Loggerhead sites represent marina slip count.

We recognized $3.9 million, $5.4 million and $8.8 million (net of $1.1 million, $0.7 million and $1.2 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2021, 2020 and 2019, respectively. We received approximately $3.2 million, $5.7 million and $11.5 million in distributions from joint ventures for the years ended December 31, 2021, 2020 and 2019, respectively. Approximately $2.9 million, $4.8 million and $3.5 million of the distributions made to us exceeded our investment basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2021, 2020 and 2019 respectively.

Note 8—Notes Receivable, Net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades (“Contracts Receivable”). As of December 31, 2021 and 2020, Contracts Receivable, net of allowance, was $30.9 million and $25.4 million, respectively. Contracts Receivable, as of December 31, 2021, had an average stated interest rate of 16.2% per annum, a weighted average term remaining of 4.3 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as “Chattel Loans”). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2021 and 2020, we had $9.0 million and $10.4 million of Chattel Loans, respectively. As of December 31, 2021, the Chattel Loans receivable had an average stated interest rate of approximately 7.5% per annum and had a weighted average term remaining of approximately 12 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2021 and 2020. The following table presents the fair value of our mortgage notes payable:

	As of December 31, 2021		As of December 31, 2020
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,743,527	$2,654,086	$2,537,137	$2,472,876

As of December 31, 2021 and 2020, we had outstanding mortgage indebtedness on Properties of approximately $2,627.8 million and $2,444.9 million, respectively, net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of December 31, 2021 and December 31, 2020, was approximately 3.8% and 4.1% per annum, respectively. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 117 and 116 of our Properties as of December 31, 2021 and December 31, 2020, respectively and the gross carrying value of such Properties was approximately $2,817.5 million and $2,580.9 million, as of December 31, 2021 and December 31, 2020, respectively.
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
2019 Activity
We defeased mortgage debt of $11.2 million in conjunction with the disposition of the five all-age MH communities as disclosed in Note 6. Acquisitions. These loans had a weighted average interest rate of 5.0% per annum. We also assumed mortgage debt of $18.6 million, excluding mortgage note premium of $0.6 million, in connection with the acquisitions that were closed during the year ended December 31, 2019. These loans carry a weighted average interest rate of 5.4% per annum and mature between 2022 and 2024.
We also repaid $66.8 million of principal on four mortgage loans that were due to mature in 2020, incurring $1.4 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 6.9% per annum and were secured by three MH and one RV communities.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements (continued)

Third Amended and Restated Unsecured Credit Facility
During the year ended December 31, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and the other lenders named therein, pursuant to which we have access to a $500.0 million unsecured line of credit (the “LOC”) and a $300.0 million senior unsecured term loan (the “Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC maturity date was extended to April 18, 2025 and this term can be extended two times for additional six month increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The Term Loan matures on April 17, 2026 and has an interest rate of LIBOR plus 1.40% to 1.95% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on leverage throughout the respective loan terms.
The Term Loan proceeds were used to repay the $300.0 million senior unsecured term loan agreement entered into during the first quarter of 2021.
Unsecured Debt
During the year ended December 31, 2021, we paid off and borrowed amounts on our LOC, leaving a balance of $349.0 million outstanding as of December 31, 2021. As of December 31, 2021, our LOC has a remaining borrowing capacity of $151.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC had a $222.0 million outstanding balance as of December 31, 2020.

Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2021:

(amounts in thousands)	Amount
2022	$133,565
2023	150,901
2024	70,184
2025	496,633
2026	362,451
Thereafter	2,089,011
Net unamortized premiums	341
Unamortized deferred financing costs	(28,867)
Total	$3,274,219

As of December 31, 2021, we were in compliance in all material respects with the covenants in our borrowing arrangements.

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
During the year ended December 31, 2021, we entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The 2021 Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of December 31, 2021, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
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
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2021	2020
Interest Rate Swap	Other assets, net	$3,524	$—

The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2021	2020	2019	(amounts in thousands)	2021	2020	2019
Interest Rate Swap	$(2,777)	$1,561	$1,847	Interest Expense	$746	$1,941	$(832)

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of
(amounts in thousands)	2021	2020
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$138,878	$126,814
Membership upgrade sales current period, gross	36,270	21,739
Revenue recognized from membership upgrade sales upfront payments	(11,191)	(9,675)
Net increase in deferred revenue - upfront payments from membership grade sales	25,079	12,064
Deferred revenue - upfront payments from membership upgrade sales as of December 31, (a)	$163,957	$138,878

Deferred commission expense as of December 31	$42,471	$41,149
Deferred commission expense	8,657	4,995
Commission expense recognized	(3,779)	(3,673)
Net increase in deferred commission expense	4,878	1,322
Deferred commission expense as of December 31,	$47,349	$42,471
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheet.

Note 12—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.7 million for the year ended December 31, 2021, $1.6 million for the year ended December 31, 2020 and $1.7 million for the year ended December 31, 2019.

Note 13—Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014. Pursuant to the 2014 Plan, our officers, directors, employees and consultants may be awarded restricted stock, options, including non-qualified stock options and incentive stock options and other forms of equity awards subject to conditions and restrictions determined by the Compensation, Nominating and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”).
Equity awards under the 2014 Plan are made by the Compensation Committee, who determines the individuals eligible to receive awards, the types of awards and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. As of December 31, 2021, 5,350,503 shares remained available for future grants.
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
Grants Issued
During the quarter ended March 31, 2021, 104,734 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 31, 2022, January 27, 2023 and January 26, 2024, respectively and have a grant date fair value of $3.3 million. The remaining 50% are performance-based awards vesting in equal installments on January 31, 2022, January 27, 2023 and January 26, 2024, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,454 shares of restricted stock subject to 2021 performance goals have a grant date fair value of $1.1 million.

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
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2021, 2020 and 2019 was $10.9 million, $11.5 million and $10.5 million, respectively.
Restricted Stock
A summary of our restricted stock activities and related information, as adjusted for stock split, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	299,702	$42.78
Shares granted	193,262	$55.51
Shares vested	(74,222)	$43.72
Balance at December 31, 2019	418,742	$48.32
Shares granted	151,104	$56.07
Shares vested	(221,055)	$47.74
Balance at December 31, 2020	348,791	$53.06
Shares granted	162,955	$50.42
Shares vested	(196,839)	$60.91
Balance at December 31, 2021	314,907	$53.98

Compensation expense to be recognized subsequent to December 31, 2021, for restricted stock granted during or prior to 2021 that have not yet vested was $11.6 million, which is expected to be recognized over a weighted average term of 1.8 years.
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation, as adjusted for stock split:

	2021	2020
Dividend Yield	2.1%	2.1%
Risk-free interest rate	1.0%	0.3%
Expected Life	5.6 years	5.6 years
Expected Volatility	26.1%	49.2%
Weighted Average Grant Date Fair Value Per Share	$18.04	$29.58
There were 16,185 stock options granted during 2021. No options were forfeited or expired for the years ended December 31, 2021, 2020 and 2019. A summary of our stock option activity and related information, as adjusted for stock split, is as follows:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2018	47,100	$36.95	7.3	$0.5
Options exercised	(5,600)	$9.43		$0.2
Balance at December 31, 2019	41,500	$40.65	7.3	$1.2
Options issued	16,090	$66.81
Balance at December 31, 2020	57,590	$47.96	7.2	$0.9
Options issued	16,185	$68.74
Balance at December 31, 2021	73,775	$52.52	6.9	$2.6
Exercisable at December 31, 2021	57,450	$48.08	6.3	$2.3

Note 14—Long-Term Cash Incentive Plan
2019 LTIP
On February 11, 2019, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2019 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2019 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three-year period ending December 31, 2021.
The Compensation Committee has responsibility for administering the 2019 LTIP and may use its reasonable discretion to adjust the performance criteria or the Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2019 LTIP. The Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2021 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2019 LTIP. For the years ended December 31, 2021, 2020 and 2019, we accrued compensation expense of approximately $1.6 million, $1.5 million and $1.5 million, respectively.

Note 15—Savings Plan
We maintain a qualified retirement plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “401K Plan”). The 401K Plan permits eligible employees and those of any Subsidiary to defer up to 60.0% of their compensation on a pre-tax basis subject to certain limits. In addition, we match 100.0% of their contribution up to the first 3.0% and then 50.0% of the next 2.0% for a maximum potential match of 4.0%. Both employee's and our matching contributions vest immediately.
Our contribution to the 401K Plan was approximately $2.0 million, $2.9 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase from the year ended December 31, 2019 to the year ended December 31, 2020, primarily relates to the correction of an operational error in prior years approved by the IRS pursuant to its Voluntary Correction Program.

Note 16—Commitments and Contingencies
We are involved in various legal and regulatory proceedings (“Proceedings”) arising in the ordinary course of business. The Proceedings include, but are not limited to, legal claims made by employees, vendors and customers, and notices, consent decrees, information requests, additional permit requirements and other similar enforcement actions by governmental agencies relating to our utility infrastructure, including water and wastewater treatment plants and other waste treatment facilities and electrical systems. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 16—Commitments and Contingencies (continued)
authorities. Management believes these Proceedings taken together do not represent a material liability. In addition, to the extent any such Proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.
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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons. We intend to continue to vigorously defend our interests in this matter. As of December 31, 2021, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments
Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”). The CODM evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income (“NOI”). NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income and depreciation and amortization.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2021, 2020 and 2019.
The following tables summarize our segment financial information for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,143,606	$116,517	$1,260,123
Operations expenses	(550,574)	(105,179)	(655,753)
Income from segment operations	593,032	11,338	604,370
Interest income	5,068	1,918	6,986
Depreciation and amortization	(177,897)	(10,547)	(188,444)
Gain on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$420,144	$2,709	$422,853
Reconciliation to consolidated net income:
Corporate interest income			30
Income from other investments, net			4,555
General and administrative			(40,717)
Other expenses			(3,100)
Interest and related amortization			(108,718)
Equity in income of unconsolidated joint ventures			3,881
Early debt retirement			(2,784)
Consolidated net income			$276,000

Total assets	$5,056,991	$250,880	$5,307,871
Capital improvements	$193,895	$96,395	$290,290

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

	Year Ended December 31, 2020
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,017,249	$63,019	$1,080,268
Operations expenses	(488,153)	(56,747)	(544,900)
Income from segment operations	529,096	6,272	535,368
Interest income	4,385	2,754	7,139
Depreciation and amortization	(144,235)	(10,896)	(155,131)
Income (loss) from operations	$389,246	$(1,870)	$387,376
Reconciliation to consolidated net income:
Corporate interest income			15
Income from other investments, net			4,026
General and administrative			(39,276)
Other expenses			(2,567)
Interest and related amortization			(102,771)
Equity in income of unconsolidated joint venture			5,399
Early debt retirement			(10,786)
Consolidated net income			$241,416

Total assets	$4,160,216	$258,753	$4,418,969
Capital Improvements	$157,467	$59,615	$217,082

	Year Ended December 31, 2019
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$969,560	$50,961	$1,020,521
Operations expenses	(461,128)	(45,100)	(506,228)
Income from segment operations	508,432	5,861	514,293
Interest income	3,856	3,324	7,180
Depreciation and amortization	(141,472)	(10,638)	(152,110)
Gain on sale of real estate, net	52,507	—	52,507
Income (loss) from operations	$423,323	$(1,453)	$421,870
Reconciliation to consolidated net income:
Corporate interest income			27
Income from other investments, net			9,528
General and administrative			(35,679)
Other expenses			(2,865)
Interest and related amortization			(104,223)
Equity in income of unconsolidated joint ventures			8,755
Early debt retirement			(1,491)
Consolidated net income			$295,922

Total assets	$3,878,770	$272,505	$4,151,275
Capital Improvements	$116,349	$141,644	$257,993

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Revenues:
Rental income	$1,015,879	$907,305	$864,701
Annual membership subscriptions	58,251	53,085	51,015
Membership upgrade sales current period, gross	36,270	21,739	19,111
Membership upgrade sales upfront payments, deferred, net	(25,079)	(12,062)	(10,451)
Other income	50,298	46,008	43,063
Ancillary services revenues, net	7,987	1,174	2,121
Total property operations revenues	1,143,606	1,017,249	969,560
Expenses:
Property operating and maintenance	393,256	348,394	327,917
Real estate taxes	72,671	66,120	62,338
Sales and marketing, gross	23,743	17,332	15,583
Membership sales commissions, deferred, net	(5,075)	(1,660)	(1,219)
Property management	65,979	57,967	56,509
Total property operations expenses	550,574	488,153	461,128
Income from property operations segment	$593,032	$529,096	$508,432

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Revenues:
Rental income (1)	$16,696	$16,438	$14,934
Gross revenue from home sales	98,457	45,695	34,655
Brokered resale revenues, net	1,364	886	1,372
Total revenues	116,517	63,019	50,961
Expenses:
Cost of home sales	94,314	46,229	35,096
Home selling expenses	5,138	4,572	4,401
Rental home operating and maintenance	5,727	5,946	5,603
Total expenses	105,179	56,747	45,100
Income from home sales and rentals operations segment	$11,338	$6,272	$5,861
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.
Note 18—Subsequent Events
Equity Incentive Awards
On February 9, 2022, the Compensation Committee approved the 2022 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 79,078 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 27, 2023, January 26, 2024 and January 31, 2025, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 27, 2023, January 26, 2024 and January 31, 2025, respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Subsequent Events (continued)
period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,178 shares of restricted stock subject to 2022 performance goals have a grant date fair value of $1.0 million.
Acquisitions
On February 15, 2022, we completed the acquisition of two RV communities located in Gunnison, Colorado and Winterhaven, California collectively containing 632 sites for a purchase price of $15.2 million.
Unsecured Financing
On January 21, 2022, we entered into a term loan agreement with Wells Fargo Bank, National Association, as the administrative agent, pursuant to which we have entered into a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels.
ATM
During January 2022, we sold approximately 0.3 million shares of our common stock under our ATM equity offering program with a weighted average price of $86.46 per share for net proceeds of $28.0 million. On February 14, 2022, our Board of Directors approved a new ATM equity offering program with an aggregate offering price of up to $500.0 million.
Dividend
On January 21, 2022, our Board of Directors approved setting the annual dividend rate for 2022 at $1.64 per share of common stock, an increase of $0.19 over the current $1.45 per share of common stock for 2021. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$2,007	$212	$2,617	$2,829	$(526)	2006
Apache East	Apache Junction	AZ	(4,811)	2,236	4,181	—	242	2,236	4,423	6,659	(1,722)	2011
Countryside RV	Apache Junction	AZ	(7,836)	2,056	6,241	—	1,801	2,056	8,042	10,098	(4,921)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	524	2,394	4,540	6,934	(1,657)	2011
Dolce Vita	Apache Junction	AZ	(44,471)	52,803	37,245	—	1,183	52,803	38,428	91,231	(5,108)	2020
Golden Sun RV	Apache Junction	AZ	(5,562)	1,678	5,049	—	1,402	1,678	6,451	8,129	(3,591)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	307	6,445	5,599	12,044	(651)	2020
Valley Vista	Benson	AZ	—	115	429	—	317	115	746	861	(254)	2010
Casita Verde	Casa Grande	AZ	—	719	2,179	—	313	719	2,492	3,211	(1,223)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	1,664	2,869	10,317	13,186	(4,929)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	679	747	2,940	3,687	(1,437)	2006
Sunshine Valley	Chandler	AZ	(24,967)	9,139	12,912	—	863	9,139	13,775	22,914	(5,199)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	7,426	1,456	10,816	12,272	(3,267)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	3,636	2,103	9,919	12,022	(5,771)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,413	2,450	8,865	11,315	(6,438)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	1,933	1,400	6,151	7,551	(4,958)	1993
Hacienda De Valencia	Mesa	AZ	(18,666)	833	2,701	—	5,580	833	8,281	9,114	(6,000)	1984
Mesa Spirit	Mesa	AZ	(15,098)	17,382	25,238	192	857	17,574	26,095	43,669	(6,579)	2014
Monte Vista Resort	Mesa	AZ	(65,529)	11,402	34,355	—	35,706	11,402	70,061	81,463	(25,655)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	3,584	1,273	8,244	9,517	(6,246)	1994
The Highlands at Brentwood	Mesa	AZ	(11,708)	1,997	6,024	—	2,570	1,997	8,594	10,591	(7,152)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(154,037)	24,890	56,340	15	27,019	24,905	83,359	108,264	(40,601)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	1,872	932	5,091	6,023	(4,009)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	2,960	2,215	9,427	11,642	(5,859)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,243	706	4,283	4,989	(3,013)	1998
Central Park	Phoenix	AZ	(10,612)	1,612	3,784	—	2,367	1,612	6,151	7,763	(4,942)	1983
Desert Skies	Phoenix	AZ	(4,320)	792	3,126	—	976	792	4,102	4,894	(3,027)	1998
Sunrise Heights	Phoenix	AZ	(5,293)	1,000	3,016	—	2,235	1,000	5,251	6,251	(3,803)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	567	670	2,708	3,378	(1,999)	1998
Desert Vista	Salome	AZ	—	66	268	—	362	66	630	696	(229)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	3,315	1,096	6,746	7,842	(3,802)	1997
Venture In	Show Low	AZ	(8,670)	2,050	6,188	—	865	2,050	7,053	9,103	(3,567)	2006
Paradise	Sun City	AZ	(36,087)	6,414	19,263	11	3,535	6,425	22,798	29,223	(13,389)	2004
The Meadows AZ	Tempe	AZ	(15,388)	2,613	7,887	—	5,127	2,613	13,014	15,627	(9,944)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,572	1,674	7,280	8,954	(5,258)	1998
Voyager	Tucson	AZ	(39,849)	19,281	63,886	—	259	19,281	64,145	83,426	(1,991)	2021
Westpark	Wickenburg	AZ	(8,234)	4,495	10,517	—	4,665	4,495	15,182	19,677	(4,516)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,300	1,440	5,645	7,085	(3,134)	2003
Cactus Gardens	Yuma	AZ	(5,940)	1,992	5,984	—	676	1,992	6,660	8,652	(3,755)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	548	1,595	5,322	6,917	(2,645)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	428	666	2,439	3,105	(1,403)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	415	459	1,817	2,276	(1,024)	2003
Mesa Verde RV	Yuma	AZ	(4,281)	1,387	4,148	—	989	1,387	5,137	6,524	(2,405)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	734	1,249	4,493	5,742	(2,537)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	620	416	1,588	2,004	(912)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	10,602	2,972	17,519	20,491	(6,325)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	1,379	8,336	17,153	25,489	(6,391)	2011
Monte del Lago	Castroville	CA	(35,073)	3,150	9,469	—	5,100	3,150	14,569	17,719	(9,923)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	8,767	—	26,946	26,946	(22,006)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	851	—	1,067	1,067	(546)	1994
Colony Park	Ceres	CA	(7,576)	890	2,837	—	1,777	890	4,614	5,504	(3,008)	1998
Russian River	Cloverdale	CA	—	368	868	5	676	373	1,544	1,917	(717)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	2,540	401	3,474	3,875	(1,328)	2004
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	2,298	2,130	8,687	10,817	(5,704)	1998
Rancho Valley	El Cajon	CA	(18,332)	685	1,902	—	2,255	685	4,157	4,842	(3,000)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,194	312	2,921	3,233	(1,029)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	2,138	756	4,486	5,242	(2,546)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	9,479	2,072	14,302	16,374	(4,357)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	6,893	778	9,536	10,314	(3,649)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	2,369	317	3,106	3,423	(1,163)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	5,951	2,661	12,145	14,806	(5,116)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	2,099	—	7,527	7,527	(3,879)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	1,759	871	4,462	5,333	(2,682)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	2,970	900	5,070	5,970	(1,772)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,460	272	2,093	2,365	(679)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	161	20,379	8,365	28,744	(368)	2020
Wilderness Lakes	Menifee	CA	—	2,157	5,088	29	3,348	2,186	8,436	10,622	(3,929)	2004
Coralwood	Modesto	CA	—	—	5,047	—	1,725	—	6,772	6,772	(4,739)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	5,933	2,836	10,311	13,147	(3,578)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Minden	Nicolaus	CA	—	961	2,267	13	1,835	974	4,102	5,076	(2,074)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	1,803	1,940	7,435	9,375	(3,794)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	2,696	1,076	5,200	6,276	(2,233)	2004
Concord Cascade	Pacheco	CA	—	985	3,016	—	3,777	985	6,793	7,778	(4,745)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	3,195	1,660	8,168	9,828	(4,883)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	3,755	1,430	7,083	8,513	(2,975)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	2,499	1,835	6,770	8,605	(3,243)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,170	1,295	5,036	6,331	(2,686)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	1,188	1,799	6,638	8,437	(3,561)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,176	1,155	4,645	5,800	(3,218)	1998
California Hawaiian	San Jose	CA	(33,208)	5,825	17,755	—	5,479	5,825	23,234	29,059	(17,161)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	790	—	5,302	5,302	(4,685)	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	1,226	12,342	6,933	19,275	(5,082)	1997
Village of the Four Seasons	San Jose	CA	(18,994)	5,229	15,714	—	2,092	5,229	17,806	23,035	(9,894)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	11,073	—	28,689	28,689	(26,410)	1997
Laguna Lake	San Luis Obispo	CA	(18,725)	2,845	6,520	—	1,938	2,845	8,458	11,303	(5,907)	1998
Contempo Marin	San Rafael	CA	(36,192)	4,787	16,379	—	4,494	4,787	20,873	25,660	(17,708)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	3,305	872	5,334	6,206	(1,924)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,049)	2,103	7,201	—	6,158	2,103	13,359	15,462	(8,743)	1994
Meadowbrook	Santee	CA	(21,853)	4,345	12,528	—	3,492	4,345	16,020	20,365	(11,559)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	925	1,595	4,862	6,457	(2,118)	2007
Lamplighter Village	Spring Valley	CA	(32,400)	633	2,201	—	2,555	633	4,756	5,389	(3,394)	1983
Santiago Estates	Sylmar	CA	(21,928)	3,562	10,767	—	4,189	3,562	14,956	18,518	(9,834)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	2,033	602	3,954	4,556	(2,212)	1997
Hillcrest Village CO	Aurora	CO	(38,302)	1,912	5,202	289	8,413	2,201	13,615	15,816	(8,246)	1983
Cimarron Village	Broomfield	CO	(29,811)	863	2,790	—	1,999	863	4,789	5,652	(3,657)	1983
Holiday Village CO	Colorado Springs	CO	(19,692)	567	1,759	—	2,979	567	4,738	5,305	(2,990)	1983
Bear Creek Village	Denver	CO	(5,701)	1,100	3,359	—	1,210	1,100	4,569	5,669	(3,060)	1998
Holiday Hills Village	Denver	CO	(57,647)	2,159	7,780	—	9,539	2,159	17,319	19,478	(12,459)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	3,829	826	6,244	7,070	(3,820)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,100	750	3,365	4,115	(2,408)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,685	1,694	12,750	14,444	(7,040)	1986
Pueblo Grande	Pueblo	CO	—	241	1,069	—	5,019	241	6,088	6,329	(1,928)	1983
Woodland Hills	Thornton	CO	(33,001)	1,928	4,408	—	4,481	1,928	8,889	10,817	(6,712)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	564	6,011	12,900	18,911	(5,017)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Waterford Estates	Bear	DE	(38,211)	5,250	16,202	—	3,586	5,250	19,788	25,038	(9,698)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	271	562	1,981	2,543	(1,485)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,633	1,536	7,242	8,778	(5,839)	1988
Mariner's Cove	Millsboro	DE	(18,653)	990	2,971	—	8,184	990	11,155	12,145	(7,610)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	1,033	498	2,560	3,058	(1,679)	1998
Aspen Meadows	Rehoboth	DE	(10,843)	1,148	3,460	—	827	1,148	4,287	5,435	(3,192)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,866	1,778	6,924	8,702	(5,027)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	11,062	2,616	19,462	14,521	33,983	(4,268)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	757	1,093	4,037	5,130	(2,253)	2003
Aventura Marina	Aventura	FL	—	813	811	—	14	813	825	1,638	(93)	2019
Hi-Lift Marina	Aventure	FL	—	21,444	4,178	—	195	21,444	4,373	25,817	(661)	2021
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	16,782	5,273	32,604	37,877	(12,615)	2004
Windmill Manor	Bradenton	FL	(11,220)	2,153	6,125	—	2,558	2,153	8,683	10,836	(6,129)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	1,720	2,300	8,623	10,923	(4,712)	2004
Clover Leaf Farms	Brooksville	FL	(31,695)	13,684	24,106	—	6,636	13,684	30,742	44,426	(10,083)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	559	1,092	2,737	3,829	(866)	2011
Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	24	7,024	12,596	7,024	19,620	(53)	2020
Palm Harbour Marina	Cape Haze	FL	—	13,228	6,310	—	52	13,228	6,362	19,590	(472)	2021
Glen Ellen	Clearwater	FL	—	619	1,882	—	499	619	2,381	3,000	(1,390)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	1,706	1,278	5,634	6,912	(4,115)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	775	925	3,641	4,566	(2,636)	1998
Serendipity	Clearwater	FL	(16,651)	18,944	11,782	—	2,297	18,944	14,079	33,023	(3,977)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	762	4,984	9,244	14,228	(3,554)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	376	3,102	5,856	8,958	(2,294)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	718	1,649	5,746	7,395	(3,389)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	3,509	3,883	15,209	19,092	(7,215)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,541	1,595	6,334	7,929	(3,440)	2004
Orange Lake	Clermont	FL	—	4,303	6,815	—	1,324	4,303	8,139	12,442	(2,966)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	20,428	3,015	27,445	30,460	(6,744)	2004
Cortez Village Marina	Cortez	FL	—	17,935		—	15	17,935	3,971	21,906	(578)	2021
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,701	936	6,488	7,424	(2,808)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	352	10,393	6,569	16,962	(2,832)	2011
Carriage Cove	Daytona Beach	FL	(15,719)	2,914	8,682	—	2,494	2,914	11,176	14,090	(8,055)	1998

Lake Haven	Dunedin	FL	(13,140)	1,135	4,047	—	4,363	1,135	8,410	9,545	(6,375)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	103	21,685	15,861	37,546	(1,099)	2020
Coquina Crossing	Elkton	FL	(27,190)	5,274	5,545	—	20,143	5,274	25,688	30,962	(14,712)	1999
Colony Cove	Ellenton	FL	(93,408)	28,660	92,457	38,094	33,249	66,754	125,706	192,460	(39,536)	2011
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	979	8,769	9,770	18,539	(3,679)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	820	3,800	9,775	13,575	(3,607)	2011
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	4,788	2,169	10,672	12,841	(7,125)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,538	3,637	8,487	12,124	(5,566)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	2,534	—	2,762	2,762	(1,124)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	1,041	1,741	6,211	7,952	(3,435)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	3,104	53,850	21,901	75,751	(3,292)	2018
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,662	4,184	14,223	18,407	(8,085)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(9,304)	3,099	9,286	—	2,125	3,099	11,411	14,510	(6,060)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,754	1,033	2,801	1,033	3,834	(50)	2018
Fish Tale Marina	Fort Myers	FL	—	24,027	5,555	—	71	24,027	5,626	29,653	(656)	2021
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	1,628	2,037	5,176	7,213	(2,565)	2004
Gulf Air	Fort Myers Beach	FL	(5,907)	1,609	4,746	—	1,027	1,609	5,773	7,382	(3,192)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	868	3,275	8,033	11,308	(2,957)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	6,595	1,848	11,803	13,651	(6,410)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	1,246	9,240	14,530	23,770	(4,339)	2018
Hollywood Marina	Hollywood	FL	—	14,638	4,065	—	432	14,638	4,497	19,135	(600)	2019
South Miami Marina	Homestead	FL	—	—	13,144	—	754	—	13,898	13,898	(1,469)	2019
Barrington Hills	Hudson	FL	(4,228)	1,145	3,437	—	1,484	1,145	4,921	6,066	(2,546)	2004
Jupiter Marina	Jupiter	FL	—	5,090	4,842	—	1,689	5,090	6,531	11,621	(980)	2019
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	8,404	4,852	23,000	27,852	(15,771)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	567	4,374	3,437	7,995	11,432	(5,042)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	16,909	5,677	34,025	39,702	(16,099)	2004
Lake Worth Village	Lake Worth	FL	(2,345)	14,959	24,501	—	4,544	14,959	29,045	44,004	(10,631)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	499	3,775	6,904	10,679	(2,551)	2011
Beacon Terrace	Lakeland	FL	(9,287)	5,372	9,153	216	759	5,588	9,912	15,500	(3,756)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	380	1,696	3,444	5,140	(1,290)	2011
Lakeland Harbor	Lakeland	FL	(31,230)	10,446	17,376	—	967	10,446	18,343	28,789	(6,920)	2011
Lakeland Junction	Lakeland	FL	(3,297)	3,018	4,752	—	339	3,018	5,091	8,109	(1,957)	2011
Lantana Marina	Lantana	FL	—	8,276	5,108	—	802	8,276	5,910	14,186	(1,096)	2019
Maralago Cay	Lantana	FL	(38,359)	5,325	15,420	—	6,834	5,325	22,254	27,579	(16,157)	1997
South Lantana Marina	Lantana	FL	—	2,345	1,894	—	186	2,345	2,080	4,425	(350)	2019

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Down Yonder	Largo	FL	—	2,652	7,981	—	1,622	2,652	9,603	12,255	(5,719)	1998
East Bay Oaks	Largo	FL	(8,753)	1,240	3,322	—	2,024	1,240	5,346	6,586	(4,268)	1983
Eldorado Village	Largo	FL	(5,848)	778	2,341	—	2,200	778	4,541	5,319	(3,178)	1983
Paradise Park - Largo	Largo	FL	(5,338)	3,523	4,026	—	671	3,523	4,697	8,220	(1,435)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	428	1,722	5,628	7,350	(3,270)	2004
Vacation Village	Largo	FL	(4,344)	1,315	3,946	—	1,030	1,315	4,976	6,291	(2,694)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	1,792	8,218	15,846	24,064	(5,761)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	1,518	1,602	6,340	7,942	(3,246)	2004
Mid-Florida Lakes	Leesburg	FL	(58,867)	5,997	20,635	—	15,397	5,997	36,032	42,029	(25,900)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	18,767	16,611	26,105	42,716	(4,006)	2013
Winter Quarters Pasco	Lutz	FL	(3,707)	1,494	4,484	—	1,839	1,494	6,323	7,817	(3,182)	2004
Coral Cay Plantation	Margate	FL	(77,851)	5,890	20,211	—	9,576	5,890	29,787	35,677	(24,011)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	2,958	1,862	8,585	10,447	(6,537)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	1,212	5,362	7,450	12,812	(2,668)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	606	796	3,001	3,797	(1,559)	2004
Country Place (2)	New Port Richey	FL	(17,949)	663	—	18	8,378	681	8,378	9,059	(6,770)	1986
Hacienda Village	New Port Richey	FL	(15,558)	4,297	13,088	—	4,265	4,297	17,353	21,650	(9,852)	2002
Harbor View Mobile Manor	New Port Richey	FL	(16,840)	4,030	12,146	—	1,958	4,030	14,104	18,134	(8,208)	2002
Bay Lake Estates	Nokomis	FL	(10,604)	990	3,390	—	2,711	990	6,101	7,091	(4,374)	1994
Lake Village	Nokomis	FL	(14,673)	15,850	18,099	10,370	817	26,220	18,916	45,136	(7,180)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	2,130	5,321	18,108	23,429	(10,493)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	8,486	4,207	22,896	27,103	(15,594)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	5,224	5,004	20,290	25,294	(8,520)	2006
Lake Fairways	North Fort Myers	FL	(35,980)	6,075	18,134	35	4,601	6,110	22,735	28,845	(18,616)	1994
Pine Lakes	North Fort Myers	FL	—	6,306	14,579	18,416	9,890	24,722	24,469	49,191	(19,346)	1994
Pioneer Village	North Fort Myers	FL	(12,859)	4,116	12,353	—	3,468	4,116	15,821	19,937	(8,732)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	1,887	4,224	4,186	8,410	(961)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	5,708	1,784	10,079	11,863	(7,385)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	4,920	1,417	10,360	11,777	(7,407)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	2,559	3,853	10,526	14,379	(3,630)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	7,152	850	9,724	10,574	(3,645)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	3,250	2,250	10,172	12,422	(7,878)	1993
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	4,241	11,265	16,672	27,937	(9,046)	2004
Okeechobee RV Resort	Okeechobee	FL	—	14,897	27,337	—	147	14,897	27,484	42,381	(2,933)	2021

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	792	4,622	7,992	12,614	(3,023)	2011
Hidden Valley	Orlando	FL	—	11,398	12,861	—	1,265	11,398	14,126	25,524	(5,313)	2011
Starlight Ranch	Orlando	FL	(30,673)	13,543	20,388	—	3,854	13,543	24,242	37,785	(8,863)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	1,768	2,610	9,605	12,215	(5,452)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	1,541	2,001	7,545	9,546	(4,163)	2004
Palm Beach Gardens Marina	Palm Beach	FL	—	15,734	4,938	—	559	15,734	5,497	21,231	(843)	2019
The Meadows, FL	Palm Beach Gardens	FL	(36,358)	3,229	9,870	—	7,440	3,229	17,310	20,539	(10,453)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	1,541	2,798	4,446	7,244	(1,956)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	3,965	2,377	11,050	13,427	(6,271)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	12,352	4,589	25,527	30,116	(16,377)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,365	771	4,878	5,649	(2,763)	1998
Breezy Hill	Pompano Beach	FL	(17,259)	5,424	16,555	—	2,961	5,424	19,516	24,940	(11,968)	2002
Hidden Harbour Marina	Pompano Beach	FL	—	26,116	12,513	—	106	26,116	12,619	38,735	(1,036)	2021
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	770	1,085	3,900	4,985	(2,251)	2002
Inlet Harbor Marina	Ponce Inlet	FL	—	11,858	5,485	—	57	11,858	5,542	17,400	(523)	2021
Harbor Lakes	Port Charlotte	FL	(17,035)	3,384	10,154	—	1,696	3,384	11,850	15,234	(6,638)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	3,419	2,469	10,902	13,371	(7,179)	1998
Pickwick Village	Port Orange	FL	(16,470)	2,803	8,870	—	5,509	2,803	14,379	17,182	(8,187)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	630	3,866	4,158	8,024	(2,171)	2016
Emerald Lake	Punta Gorda	FL	(4,049)	3,598	5,197	—	650	3,598	5,847	9,445	(2,204)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,646	717	3,804	4,521	(2,118)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	3,652	2,365	10,938	13,303	(4,622)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	1,231	9,094	9,596	18,690	(2,400)	2018
Palm Lake	Riviera Beach	FL	—	56,323	27,418	—	7,776	56,323	35,194	91,517	(6,082)	2018
Riviera Beach Marina	Riviera Beach	FL	—	15,725	12,966	—	1,550	15,725	14,516	30,241	(2,372)	2019
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,459	1,089	4,835	5,924	(3,478)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	1,836	2,413	5,552	7,965	(1,318)	2014
Covington Estates	Saint Cloud	FL	(8,790)	3,319	7,253	—	412	3,319	7,665	10,984	(2,942)	2011
Winds of St. Armands North	Sarasota	FL	(23,154)	1,523	5,063	—	4,038	1,523	9,101	10,624	(7,459)	1983
Winds of St. Armands South	Sarasota	FL	(15,096)	1,106	3,162	1,744	7,692	2,850	10,854	13,704	(4,234)	1983
Topics RV Resort	Spring Hill	FL	(2,247)	844	2,568	—	1,015	844	3,583	4,427	(1,903)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	1,742	1,678	6,786	8,464	(2,965)	2007
St. Pete Marina	St. Petersburg	FL	—	12,592	19,066	—	793	12,592	19,859	32,451	(2,956)	2019
Riverwatch Marina	Stuart	FL	—	19,994	8,910	—	337	19,994	9,247	29,241	(672)	2021
Carefree Village	Tampa	FL	(23,945)	6,799	10,421	—	1,361	6,799	11,782	18,581	(4,456)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	777	2,678	4,793	7,471	(1,782)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	2,444	11,369	25,214	36,583	(8,910)	2011
Bay Indies	Venice	FL	(59,461)	10,483	31,559	10	8,978	10,493	40,537	51,030	(33,719)	1994
Ramblers Rest RV Resort	Venice	FL	(29,990)	4,646	14,201	—	9,542	4,646	23,743	28,389	(10,074)	2006
Countryside at Vero Beach	Vero Beach	FL	(50,660)	3,711	11,133	—	9,139	3,711	20,272	23,983	(13,767)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	3,601	2,403	10,860	13,263	(8,406)	1994
Heron Cay	Vero Beach	FL	(26,650)	14,368	23,792	—	2,423	14,368	26,215	40,583	(9,645)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	258	350	1,632	1,982	(1,255)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	2,224	1,603	7,037	8,640	(3,255)	2004
Vero Beach Marina	Vero Beach	FL	—	3,644	5,519	—	1,045	3,644	6,564	10,208	(714)	2019
Vero Palm Estates	Vero Beach	FL	(10,700)	6,697	9,025	—	1,594	6,697	10,619	17,316	(3,793)	2011
Village Green	Vero Beach	FL	(52,484)	15,901	25,175	518	3,181	16,419	28,356	44,775	(10,647)	2011
Peace River	Wauchula	FL	—	900	2,100	—	2,361	900	4,461	5,361	(1,701)	2006
Palm Beach Colony	West Palm Beach	FL	(10,257)	5,930	10,113	8	1,014	5,938	11,127	17,065	(4,243)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	1,743	6,990	16,858	23,848	(6,296)	2011
Three Flags	Wildwood	FL	—	228	684	—	657	228	1,341	1,569	(678)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	1,473	2,321	8,435	10,756	(3,722)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	11,007	3,961	17,841	21,802	(3,777)	2011
Forest Lake Estates MH	Zephyrhills	FL	(18,488)	40,716	33,918	1,048	3,965	41,764	37,883	79,647	(12,766)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	232	—	769	769	(201)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	331	837	2,849	3,686	(1,569)	2004
Coach Royale	Boise	ID	—	465	1,685	—	376	465	2,061	2,526	(734)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	1,184	1,358	6,335	7,693	(2,209)	2011
Shenandoah Estates	Boise	ID	(8,206)	1,287	7,603	—	577	1,287	8,180	9,467	(2,947)	2011
West Meadow Estates	Boise	ID	(7,126)	1,371	6,770	—	402	1,371	7,172	8,543	(2,665)	2011
O'Connell's Yogi Bear RV Resort	Amboy	IL	(3,003)	1,648	4,974	—	6,108	1,648	11,082	12,730	(4,052)	2004
Pheasant Lake Estates	Beecher	IL	(38,531)	12,764	42,183	—	2,453	12,764	44,636	57,400	(13,329)	2013
Pine Country	Belvidere	IL	—	53	166	—	2,893	53	3,059	3,112	(566)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	17,822	6,138	38,855	44,993	(24,042)	1994
Golf Vista Estates	Monee	IL	—	2,842	4,719	—	14,100	2,842	18,819	21,661	(8,891)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	15,946	456	17,007	17,463	(2,201)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	1,907	157	2,272	2,429	(544)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	949	1,399	5,135	6,534	(2,393)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	263	426	1,544	1,970	(866)	2004
Dale Hollow State Park Marina	Burkesville	KY	—	—	7,399	—	470	—	7,869	7,869	(395)	2021

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Diamond Caverns	Park City	KY	—	530	1,512	—	749	530	2,261	2,791	(1,039)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	542	91	830	921	(349)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	283	2,034	3,465	5,499	(1,309)	2011
The Glen	Rockland	MA	—	940	1,680	—	37	940	1,717	2,657	(674)	2011
Old Chatham	South Dennis	MA	(6,329)	1,760	5,293	—	2,059	1,760	7,352	9,112	(3,062)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	893	110	1,240	1,350	(475)	2006
Fernwood	Capitol Heights	MD	(11,748)	6,556	11,674	—	1,572	6,556	13,246	19,802	(4,817)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,898	22,774	44,473	67,247	(16,867)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	616	1,037	3,743	4,780	(1,693)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	323	267	1,125	1,392	(498)	2007
Pinehirst	Old Orchard Beach	ME	(9,916)	1,942	5,827	—	2,696	1,942	8,523	10,465	(4,014)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	384	1,451	4,792	6,243	(2,205)	2007
Moody Beach	Wells	ME	—	93	292	—	5,413	93	5,705	5,798	(684)	2006
Bear Cave	Buchanan	MI	—	176	516	—	813	176	1,329	1,505	(457)	2006
St Clair	St. Clair	MI	—	453	1,068	6	1,147	459	2,215	2,674	(922)	2004
Cedar Knolls	Apple Valley	MN	(29,589)	10,021	14,357	—	2,252	10,021	16,609	26,630	(6,166)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	4,536	11,097	27,668	38,765	(9,610)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,482	2,959	10,364	13,323	(3,729)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	4,086	4,314	13,018	17,332	(3,713)	2011
Boathouse Marina	Beaufort	NC	—	6,610	13,217	—	42	6,610	13,259	19,869	(844)	2021
Forest Lake	Advance	NC	—	986	2,325	13	5,331	999	7,656	8,655	(1,887)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	1,344	1,183	4,855	6,038	(2,043)	2006
Waterway RV	Cedar Point	NC	(4,782)	2,392	7,185	—	1,258	2,392	8,443	10,835	(4,621)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	2,619	1,709	5,980	7,689	(2,537)	2004
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	418	3,414	6,316	9,730	(683)	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	2,874	1,037	5,949	6,986	(2,193)	2006
Lake Gaston	Littleton	NC	—	130	409	—	2,208	130	2,617	2,747	(635)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	1,701	1,504	6,288	7,792	(2,680)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	223	1,476	2,815	4,291	(804)	2015
Goose Creek	Newport	NC	(13,319)	4,612	13,848	750	3,123	5,362	16,971	22,333	(9,415)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	375	3,097	5,456	8,553	(1,522)	2015
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	63	4,633	7,840	12,473	(821)	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,144	3,539	7,233	18,955	26,188	(3,182)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	1,777	4,563	16,726	21,289	(6,045)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	406	943	3,313	4,256	(1,248)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	303	1,755	5,568	7,323	(3,040)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	843	3,096	2,945	6,041	(951)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,498	3,557	5,408	8,965	(2,300)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	512	4,027	4,096	8,123	(1,673)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	324	3,707	4,966	8,673	(1,260)	2020
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	1,161	536	1,450	1,986	(313)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,186	2,840	5,231	8,071	(1,339)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	2,560	378	3,752	4,130	(1,712)	2006
Pine Haven	Ocean View	NJ	—	15,586	47,165	—	59	15,586	47,224	62,810	(3,268)	2021
Chestnut Lake	Port Republic	NJ	—	337	796	5	2,227	342	3,023	3,365	(899)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,435	198	5,060	5,258	(1,243)	2006
Pine Ridge at Crestwood	Whiting	NJ	(50,085)	17,367	33,127	—	6,184	17,367	39,311	56,678	(13,709)	2011
Mountain View - NV	Henderson	NV	(30,438)	16,665	25,915	—	958	16,665	26,873	43,538	(10,164)	2011
Bonanza Village	Las Vegas	NV	—	908	2,643	—	2,601	908	5,244	6,152	(3,973)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	4,889	2,995	13,909	16,904	(8,977)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	1,540	2,648	9,529	12,177	(8,018)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,168	1,730	7,434	9,164	(6,137)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	1,893	1,063	4,366	5,429	(1,870)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	2,032	2,896	10,806	13,702	(8,021)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	2,136	1,115	5,376	6,491	(2,137)	2006
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	3,858	4,936	17,983	22,919	(8,803)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	11,555	3,562	22,263	25,825	(7,988)	2005
The Woodlands	Lockport	NY	(42,095)	12,183	39,687	—	7,137	12,183	46,824	59,007	(16,045)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	7,362	4,151	16,776	20,927	(11,125)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	7,050	7,325	28,191	35,516	(14,049)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	470	540	2,096	2,636	(925)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	680	299	1,376	1,675	(594)	2004
Bay Point Marina	Marblehead	OH	—	8,575	17,037	—	344	8,575	17,381	25,956	(1,273)	2021
Wilmington	Wilmington	OH	—	235	555	3	953	238	1,508	1,746	(564)	2004
Bend	Bend	OR	—	733	1,729	10	3,087	743	4,816	5,559	(1,695)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	1,684	1,197	5,377	6,574	(3,433)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	3,507	1,091	6,046	7,137	(2,415)	2004
Falcon Wood Village	Eugene	OR	(12,503)	1,112	3,426	—	1,015	1,112	4,441	5,553	(3,224)	1997
Portland Fairview	Fairview	OR	(19,031)	7,330	10,278	—	1,097	7,330	11,375	18,705	(3,632)	2016

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Quail Hollow	Fairview	OR	—	—	3,249	—	840	—	4,089	4,089	(3,102)	1997
South Jetty	Florence	OR	—	678	1,598	9	2,803	687	4,401	5,088	(1,374)	2004
Seaside	Seaside	OR	—	891	2,101	12	1,914	903	4,015	4,918	(1,725)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	1,162	764	2,939	3,703	(1,482)	2004
Hope Valley	Turner	OR	—	7,373	14,517	—	—	7,373	14,517	21,890	(112)	2021
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	14,026	1,817	19,759	21,576	(5,248)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	919	8,359	17,860	26,219	(6,590)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	1,181	866	3,782	4,648	(1,462)	2009
Green Acres	Breinigsville	PA	(35,315)	2,680	7,479	—	6,611	2,680	14,090	16,770	(10,745)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	1,124	111	1,474	1,585	(442)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	935	296	1,868	2,164	(750)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	334	206	983	1,189	(449)	2006
Drummer Boy	Gettysburg	PA	(10,375)	1,884	20,342	—	809	1,884	21,151	23,035	(3,982)	2019
Round Top	Gettysburg	PA	(7,538)	1,214	11,355	—	783	1,214	12,138	13,352	(3,402)	2019
Circle M	Lancaster	PA	—	330	1,041	—	1,949	330	2,990	3,320	(1,200)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	2,734	1,301	5,762	7,063	(2,687)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	767	1,263	4,553	5,816	(1,883)	2009
PA Dutch County	Manheim	PA	—	88	278	—	610	88	888	976	(296)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,199	1,593	5,994	7,587	(3,360)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	3,568	5,627	17,161	22,788	(5,756)	2011
Scotrun	Scotrun	PA	—	153	483	—	989	153	1,472	1,625	(450)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	1,041	1,666	6,085	7,751	(2,946)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	843	3,207	8,025	11,232	(2,917)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	431	12,618	8,920	21,538	(4,042)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	1,177	463	2,255	2,718	(889)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	526	1,546	5,168	6,714	(2,557)	2006
Myrtle Beach Property	Myrtle Beach	SC	—	82,318	35,628	—	—	82,318	35,628	117,946	(1,710)	2021
Rivers Edge Marina	North Charleston	SC	—	20,305	6,405	—	107	20,305	6,512	26,817	(693)	2021
The Oaks	Yemassee	SC	—	267	810	—	370	267	1,180	1,447	(522)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	2,040	540	3,297	3,837	(1,326)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	232	120	511	631	(266)	2004
Alamo Palms	Alamo	TX	(5,741)	1,562	7,924	—	712	1,562	8,636	10,198	(3,142)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	2,376	444	3,409	3,853	(1,096)	2004
Colorado River	Columbus	TX	—	466	1,099	6	5,898	472	6,997	7,469	(990)	2004
Victoria Palms	Donna	TX	(9,713)	2,849	12,305	—	6,729	2,849	19,034	21,883	(5,837)	2012

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Texoma	Gordonville	TX	—	488	1,151	6	2,925	494	4,076	4,570	(1,758)	2004
Lakewood	Harlingen	TX	—	325	979	—	694	325	1,673	1,998	(822)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	1,915	1,568	6,620	8,188	(3,384)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	2,297	1,494	6,781	8,275	(3,481)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	1,278	1,221	5,087	6,308	(2,913)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	2,725	949	4,933	5,882	(2,049)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	907	448	2,252	2,700	(1,089)	2004
Lake Conroe KOA	Montgomery	TX	—	2,699	8,430	—	—	2,699	8,430	11,129	—	2021
Lake Tawakoni	Point	TX	—	35	2,320	—	1,454	35	3,774	3,809	(1,675)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	7,575	2,945	13,135	16,080	(9,108)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,733	627	3,614	4,241	(1,778)	2004
Leisure World	Weslaco	TX	(2,634)	957	2,575	—	474	957	3,049	4,006	(711)	2020
Southern Comfort	Weslaco	TX	(4,024)	1,108	3,323	—	1,009	1,108	4,332	5,440	(2,329)	2004
Trails End RV	Weslaco	TX	(4,041)	1,115	4,086	—	210	1,115	4,296	5,411	(1,196)	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	2,401	689	4,003	4,692	(1,532)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	17,425	1,381	20,639	22,020	(5,019)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	2,976	1,346	7,155	8,501	(4,867)	1997
St George	Hurricane	UT	—	64	264	2	1,579	66	1,843	1,909	(361)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	1,012	510	2,635	3,145	(1,725)	1997
Meadows of Chantilly	Chantilly	VA	(38,331)	5,430	16,440	—	8,619	5,430	25,059	30,489	(19,749)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	974	64	1,176	1,240	(413)	2006
Lynchburg	Gladys	VA	—	266	627	3	895	269	1,522	1,791	(592)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	5,390	1,246	8,290	9,536	(2,889)	2004
Bayport Development	Jamaica	VA	—	4,942	—	1,892	766	6,834	766	7,600	(7)	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	482	610	1,901	2,511	(1,034)	2004
Grey's Point Camp	Topping	VA	(20,823)	33,491	17,104	—	3,001	33,491	20,105	53,596	(6,177)	2017
Bethpage Camp Resort	Urbanna	VA	(34,755)	45,415	38,149	—	14,727	45,415	52,876	98,291	(10,622)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	1,128	111	1,478	1,589	(394)	2006
Regency Lakes	Winchester	VA	(40,457)	9,757	19,055	—	2,240	9,757	21,295	31,052	(7,868)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	1,289	509	2,474	2,983	(869)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	2,535	629	3,999	4,628	(1,561)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	3,828	598	5,220	5,818	(1,576)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	1,004	475	2,429	2,904	(915)	2008
Tall Chief	Fall City	WA	—	314	946	—	1,111	314	2,057	2,371	(725)	2010
Kloshe Illahee	Federal Way	WA	(18,222)	2,408	7,286	—	1,151	2,408	8,437	10,845	(6,480)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/21
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
La Conner	La Conner	WA	—	—	2,016	—	1,915	—	3,931	3,931	(2,159)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	1,705	796	3,558	4,354	(1,587)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	1,425	506	2,603	3,109	(912)	2004
Little Diamond	Newport	WA	—	353	834	5	1,246	358	2,080	2,438	(944)	2004
Oceana	Oceana City	WA	—	283	668	4	696	287	1,364	1,651	(517)	2004
Crescent Bar	Quincy	WA	—	314	741	4	866	318	1,607	1,925	(740)	2004
Long Beach	Seaview	WA	—	321	758	5	597	326	1,355	1,681	(660)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	1,627	472	2,726	3,198	(981)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	4,449	4,474	21,043	25,517	(5,549)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	1,520	1,437	5,816	7,253	(3,107)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	378	556	2,007	2,563	(1,099)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	3,092	1,789	10,705	12,494	(2,487)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	1,448	3,159	15,278	18,437	(4,244)	2014
Westwood Estates	Pleasant Prairie	WI	(19,646)	5,382	19,732	—	2,774	5,382	22,506	27,888	(6,612)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	1,974	2,293	8,853	11,146	(3,449)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	930	714	3,082	3,796	(1,426)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	297	1,333	2,535	3,868	(1,154)	2019
Neshonoc Lakeside	West Salem	WI	—	1,106	4,861	(1)	565	1,105	5,426	6,531	(1,525)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	1,060	522	2,676	3,198	(1,134)	2006
Subtotal of Properties Held for Long Term			(2,627,783)	1,913,159	3,307,121	103,549	1,301,835	2,016,708	4,608,956	6,625,664	(2,007,857)
Realty Systems, Inc.			—	—	—	—	320,068	—	320,068	320,068	(67,125)	2002
Management business and other			—	3,448	578	(369)	39,675	3,079	40,253	43,332	(28,792)
			$(2,627,783)	$1,916,607	$3,307,699	$103,180	$1,661,578	$2,019,787	$4,969,277	$6,989,064	$(2,103,774)

_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for Country Place Village, which was constructed.
(3)Aggregate cost for federal income tax purposes is approximately $4.6 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2021	2020	2019
Balance, beginning of year	$6,160,426	$5,743,049	$5,273,477
Acquisitions	635,984	248,253	250,843
Improvements	290,290	217,082	257,993
Dispositions and other	(97,636)	(47,958)	(39,264)
Balance, end of year	$6,989,064	$6,160,426	$5,743,049

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2021	2020	2019
Balance, beginning of year	$1,924,585	$1,776,224	$1,631,888
Depreciation and amortization	191,345	157,673	153,893
Dispositions and other	(12,156)	(9,312)	(9,557)
Balance, end of year	$2,103,774	$1,924,585	$1,776,224