Form 10-Q
period 2022-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2022-04-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,011,525 shares of Common Stock as of April 21, 2022.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investment in real estate:
Land	$2,025,609	$2,019,787
Land improvements	3,962,367	3,912,062
Buildings and other depreciable property	1,083,942	1,057,215
	7,071,918	6,989,064
Accumulated depreciation	(2,150,238)	(2,103,774)
Net investment in real estate	4,921,680	4,885,290
Cash and restricted cash	38,120	123,398
Notes receivable, net	40,542	39,955
Investment in unconsolidated joint ventures	79,688	70,312
Deferred commission expense	47,859	47,349
Other assets, net	136,916	141,567
Total Assets	$5,264,805	$5,307,871

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,598,830	$2,627,783
Term loan, net	496,148	297,436
Unsecured line of credit	69,000	349,000
Accounts payable and other liabilities	166,435	172,285
Deferred membership revenue	182,181	176,439
Accrued interest payable	9,175	9,293
Rents and other customer payments received in advance and security deposits	132,412	118,696
Distributions payable	80,287	70,768
Total Liabilities	3,734,468	3,821,700
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 186,006,354 and 185,640,379 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.	1,916	1,913
Paid-in capital	1,619,164	1,593,362
Distributions in excess of accumulated earnings	(177,158)	(183,689)
Accumulated other comprehensive income	13,448	3,524
Total Stockholders’ Equity	1,457,370	1,415,110
Non-controlling interests – Common OP Units	72,967	71,061
Total Equity	1,530,337	1,486,171
Total Liabilities and Equity	$5,264,805	$5,307,871

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2022	2021
Revenues:
Rental income	$285,065	$249,022
Annual membership subscriptions	15,157	13,654
Membership upgrade sales current period, gross	7,151	10,014
Membership upgrade sales upfront payments, deferred, net	(4,084)	(7,427)
Other income	13,542	10,521
Gross revenues from home sales, brokered resales and ancillary services	39,695	25,160
Interest income	1,759	1,767
Income from other investments, net	1,904	936
Total revenues	360,189	303,647
Expenses:
Property operating and maintenance	103,992	88,873
Real estate taxes	19,457	17,850
Sales and marketing, gross	4,914	6,176
Membership sales commissions, deferred, net	(583)	(1,499)
Property management	17,871	15,380
Depreciation and amortization	49,394	45,398
Cost of home sales, brokered resales and ancillary services	30,684	18,836
Home selling expenses and ancillary operating expenses	6,481	4,941
General and administrative	12,297	10,512
Other expenses	823	698
Early debt retirement	516	2,029
Interest and related amortization	27,464	26,275
Total expenses	273,310	235,469
Loss on sale of real estate, net	—	(59)
Income before equity in income of unconsolidated joint ventures	86,879	68,119
Equity in income of unconsolidated joint ventures	171	868
Consolidated net income	87,050	68,987

Income allocated to non-controlling interests – Common OP Units	(4,144)	(3,747)
Net income available for Common Stockholders	$82,906	$65,240

Consolidated net income	$87,050	$68,987
Other comprehensive income (loss):
Adjustment for fair market value of swap	9,924	129
Consolidated comprehensive income	96,974	69,116
Comprehensive income allocated to non-controlling interests – Common OP Units	(4,616)	(3,754)
Comprehensive income attributable to Common Stockholders	$92,358	$65,362

Earnings per Common Share – Basic	$0.45	$0.36

Earnings per Common Share – Fully Diluted	$0.45	$0.36

Weighted average Common Shares outstanding – Basic	185,690	181,945
Weighted average Common Shares outstanding – Fully Diluted	195,246	192,685

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	513
Issuance of Common Stock	3	28,367	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	9,924	—	9,924
Consolidated net income	—	—	82,906	—	4,144	87,050
Distributions	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	(645)
Balance as of March 31, 2022	$1,916	$1,619,164	$(177,158)	$13,448	$72,967	$1,530,337

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2020	$1,813	$1,411,397	$(179,523)	$—	$71,068	$1,304,755
Exchange of Common OP Units for Common Stock	—	58	—	—	(58)	—
Issuance of Common Stock through employee stock purchase plan	—	732	—	—	—	732
Compensation expenses related to restricted stock and stock options	—	2,556	—	—	—	2,556
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	(2,814)
Adjustment for fair market value of swap	—	—	—	129	—	129
Consolidated net income	—	—	65,240	—	3,747	68,987
Distributions	—	—	(66,087)	—	(3,796)	(69,883)
Other	—	(116)	—	—	—	(116)
Balance as of March 31, 2021	$1,813	$1,411,813	$(180,370)	$129	$70,961	$1,304,346

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Consolidated net income	$87,050	$68,987
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate, net	—	59
Early debt retirement	516	2,029
Depreciation and amortization	50,237	46,119
Amortization of loan costs	1,213	1,111
Debt premium amortization	(60)	(83)
Equity in income of unconsolidated joint ventures	(171)	(868)
Proceeds from insurance claims, net	59	2,343
Compensation expense related to incentive plans	(1,529)	2,939
Revenue recognized from membership upgrade sales upfront payments	(3,067)	(2,587)
Commission expense recognized related to membership sales	1,040	955
Changes in assets and liabilities:
Notes receivable, net	189	(1,366)
Deferred commission expense	(1,550)	(2,363)
Other assets, net	23,168	17,884
Accounts payable and other liabilities	(1,923)	11,781
Deferred membership revenue	8,494	12,687
Rents and other customer payments received in advance and security deposits	13,665	13,704
Net cash provided by operating activities	177,331	173,331
Cash Flows From Investing Activities:
Real estate acquisitions, net	(15,402)	(295,599)
Proceeds from disposition of properties, net	—	(7)
Investment in unconsolidated joint ventures	(7,912)	—
Distributions of capital from unconsolidated joint ventures	374	731
Proceeds from insurance claims	1,405	—
Capital improvements	(83,647)	(56,778)
Net cash used in investing activities	(105,182)	(351,653)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2022	2021
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	513	732
Gross proceeds from the issuance of common stock	28,370	—
Distributions:
Common Stockholders	(67,295)	(62,414)
Common OP Unitholders	(3,373)	(3,589)
Share based award tax withholding payments	(3,449)	(2,814)
Principal payments and mortgage debt repayment	(29,592)	(80,351)
Mortgage notes payable financing proceeds	—	270,000
Term loan proceeds	200,000	300,000
Line of Credit repayment	(319,000)	(283,000)
Line of Credit proceeds	39,000	111,000
Debt issuance and defeasance costs	(1,957)	(3,658)
Other	(644)	(116)
Net cash (used in) provided by financing activities	(157,427)	245,790
Net (decrease) increase in cash and restricted cash	(85,278)	67,468
Cash and restricted cash, beginning of year	123,398	24,060
Cash and restricted cash, end of period	$38,120	$91,528

	Quarters Ended March 31,
	2022	2021
Supplemental Information:
Cash paid for interest	$26,839	$24,864
Net investment in real estate – reclassification of rental homes	$21,311	$12,751
Other assets, net – reclassification of rental homes	$(21,311)	$(12,751)

Real estate acquisitions:
Investment in real estate	$(15,075)	$(303,292)
Notes receivable, net	(772)	—
Other assets, net	—	(2,781)
Deferred revenue - sale of right-to-use contracts	315	—
Accrued expenses and accounts payable	—	1,251
Other liabilities	79	—
Rents and other customer payments received in advance and security deposits	51	9,223
Real estate acquisitions, net	$(15,402)	$(295,599)

Real estate dispositions:
Investment in real estate	$—	$52
Loss on sale of real estate, net	—	(59)
Real estate dispositions, net	$—	$(7)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.2% interest as of March 31, 2022. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Intercompany balances and transactions have been eliminated. All adjustments to the unaudited interim consolidated financial statements are of a normal, recurring nature and, in the opinion of management, are necessary for a fair presentation of results for these interim periods. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results. Certain prior period amounts have been reclassified on our unaudited interim consolidated financial statements to conform with current year presentation.

Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Leases with customers renting our Sites are accounted for as operating leases. The rental income associated with these leases is accounted for in accordance with the Accounting Standards Codification (“ASC”) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental income as we meet the practical expedient criteria to combine the lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental income and the associated utility recoveries are the same and, as our leases qualify as operating leases, we account for and present rental income and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income. In addition, customers may lease homes that are located in our communities. These leases are accounted for as operating leases. Rental income derived from customers leasing homes is also accounted for in accordance with ASC 842, Leases and is recognized over the term of the respective lease. The allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectability, including historical loss experience, current market conditions and future expectations in forecasting credit losses.

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
(b)    Restricted Cash
As of March 31, 2022 and December 31, 2021, restricted cash consists of $29.3 million for each period, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

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

(amounts in thousands)	As of March 31, 2022
2022	$119,123
2023	161,093
2024	98,692
2025	40,813
2026	21,539
Thereafter	66,894
Total	$508,154

Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates between 2022 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended March 31, 2022 and 2021, total operating lease payments were $2.6 million and $2.5 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2022:

	As of March 31, 2022
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2022	$1,603	$2,972	$4,575
2023	626	3,523	4,149
2024	632	3,097	3,729
2025	637	2,763	3,400
2026	615	2,543	3,158
Thereafter	4,325	13,140	17,465
Total undiscounted rental payments	8,438	28,038	36,476
Less imputed interest	(2,281)	(4,506)	(6,787)
Total lease liabilities	$6,157	$23,532	$29,689

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $27.8 million and $29.7 million, respectively, as of March 31, 2022. The weighted average remaining lease term for our operating leases was ten years and the weighted average incremental borrowing rate was 3.8% at March 31, 2022.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2022	2021
Numerators:
Net income available for Common Stockholders – Basic	$82,906	$65,240
Amounts allocated to non controlling interest (dilutive securities)	4,144	3,747
Net income available for Common Stockholders – Fully Diluted	$87,050	$68,987
Denominators:
Weighted average Common Shares outstanding – Basic	185,690	181,945
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,301	10,473
Stock options and restricted stock	255	267
Weighted average Common Shares outstanding – Fully Diluted	195,246	192,685

Earnings per Common Share – Basic	$0.45	$0.36

Earnings per Common Share – Fully Diluted	$0.45	$0.36

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2021.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022

Equity Offering Program
On February 24, 2022, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. Prior to the new program, the aggregate offering price was up to $200.0 million. As of March 31, 2022, the full capacity of our current ATM equity offering program remained available for issuance.
The following table presents the shares that were issued under our prior ATM equity offering program during the quarter ended March 31, 2022. There was no ATM equity activity during the quarter ended March 31, 2021.

Quarter Ended March 31,
(amounts in thousands, except share data)	2022
Shares of common stock sold	328,123
Weighted average price	$86.46
Total gross proceeds	$28,370
Commissions paid to sales agents	$389

Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarters ended March 31, 2022 and 2021, 8,640 and 8,560 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2022
On February 18, 2022, we completed the acquisition of Blue Mesa Recreational Ranch, a 385-site membership RV community located in Gunnison, Colorado, and Pilot Knob RV Resort a 247-site RV community located in Winterhaven, California for a combined purchase price of $15.9 million. The acquisition was funded with available cash.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2022 and December 31, 2021, respectively):

					Investment as of		Income/(Loss) for the quarters ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Meadows	Various (2,2)	1,077	50%		$60	$—	$260	$550
Lakeshore	Florida (3,3)	721	(b)		2,599	2,638	135	152
Voyager	Arizona (1,1)	—	33%	(c)	160	141	20	30
ECHO JV	Various	—	50%		18,313	18,136	177	136
RVC	Various	1,019	80%		53,085	49,397	(421)	—
Mulberry Farms	Various	—	50%	(d)	5,471	—	—	—
		2,817			$79,688	$70,312	$171	$868
_____________________
(a)The percentages shown approximate our economic interest as of March 31, 2022. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)Consists of a 33% interest in the utility plant servicing Voyager RV Resort. On October 14, 2021, we completed the acquisition of the remaining 50% interest in Voyager RV Resort.
(d)On January 18, 2022, we acquired a 50% equity interest in an entity developing an age-restricted community in Prescott Valley, Arizona.
We received approximately $0.4 million and $0.7 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2022 and 2021, respectively. Approximately $0.3 million and $0.7 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended March 31, 2022 and 2021, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2022		As of December 31, 2021
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$3,065,711	$2,624,409	$2,743,527	$2,654,086

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of March 31, 2022, was approximately 3.8% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2022 to 2041. The debt encumbered a total of 114 and 117 of our Properties as of March 31, 2022 and December 31, 2021, respectively, and the gross carrying value of such Properties was approximately $2,811.0 million and $2,817.5 million, as of March 31, 2022 and December 31, 2021, respectively.
During the quarter ended March 31, 2022, we repaid $14.2 million of principal on two mortgage loans that were due to mature in 2022, incurring $0.5 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.25% per annum and were secured by three RV communities.
In April 2022, we closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. See Note 13. Subsequent Events for further details.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
Unsecured Debt
During the quarter ended March 31, 2022 we entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of Secured Overnight Financing Rate (“SOFR”) plus approximately 1.30% to 1.80%, depending on leverage levels.
The Line of Credit (“LOC”) had a balance of $69.0 million and $349.0 million outstanding as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, our LOC had a remaining borrowing capacity of $431.0 million. In conjunction with the closing of the secured refinancing transaction, we repaid the remaining balance on the LOC. As of April 26, 2022, there is no outstanding balance on the LOC.
As of March 31, 2022, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
We have a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of March 31, 2022, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2022	2021
Interest Rate Swap	Other assets, net	$13,448	$3,524

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarters ended March 31,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the quarters ended March 31,
(amounts in thousands)	2022	2021	(amounts in thousands)	2022	2021
Interest Rate Swap	$(9,661)	$(112)	Interest Expense	$263	$17

During the next twelve months, we estimate that $4.2 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2022, we had not posted any collateral related to the Swap.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014.
During the quarter ended March 31, 2022, 79,078 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 27, 2023, January 26, 2024 and January 31, 2025, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 27, 2023, January 26, 2024 and January 31, 2025, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,178 shares of restricted stock subject to 2022 performance goals have a grant date fair value of $1.0 million.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $2.6 million for each of the quarters ended March 31, 2022 and 2021.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court.
The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons. We intend to continue to vigorously defend our interests in this matter. As of March 31, 2022, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2022 or 2021.
The following tables summarize our segment financial information for the quarters ended March 31, 2022 and 2021:
Quarter Ended March 31, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$325,426	$31,100	$356,526
Operations expenses	(154,988)	(27,828)	(182,816)
Income from segment operations	170,438	3,272	173,710
Interest income	1,377	380	1,757
Depreciation and amortization	(46,877)	(2,517)	(49,394)
Income (loss) from operations	$124,938	$1,135	$126,073
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			1,904
General and administrative			(12,297)
Other expenses			(823)
Interest and related amortization			(27,464)
Equity in income of unconsolidated joint ventures			171
Early debt retirement			(516)
Consolidated net income			$87,050

Total assets	$5,012,335	$252,470	$5,264,805
Capital improvements	$54,990	$28,657	$83,647
Quarter Ended March 31, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$280,998	$19,946	$300,944
Operations expenses	(132,980)	(17,577)	(150,557)
Income from segment operations	148,018	2,369	150,387
Interest income	1,148	615	1,763
Depreciation and amortization	(42,778)	(2,620)	(45,398)
Gain on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$106,329	$364	$106,693
Reconciliation to consolidated net income:
Corporate interest income			4
Income from other investments, net			936
General and administrative			(10,512)
Other expenses			(698)
Interest and related amortization			(26,275)
Equity in income of unconsolidated joint ventures			868
Early debt retirement			(2,029)
Consolidated net income			$68,987

Total assets	$4,524,713	$261,002	$4,785,715
Capital improvements	$36,468	$20,310	$56,778

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(amounts in thousands)	2022	2021
Revenues:
Rental income	$281,104	$244,729
Annual membership subscriptions	15,157	13,654
Membership upgrade sales current period, gross	7,151	10,014
Membership upgrade sales upfront payments, deferred, net	(4,084)	(7,427)
Other income	13,542	10,521
Gross revenues from ancillary services	12,556	9,507
Total property operations revenues	325,426	280,998
Expenses:
Property operating and maintenance	102,590	87,630
Real estate taxes	19,457	17,850
Sales and marketing, gross	4,914	6,176
Membership sales commissions, deferred, net	(583)	(1,499)
Cost of ancillary services	5,721	3,808
Ancillary operating expenses	5,018	3,635
Property management	17,871	15,380
Total property operations expenses	154,988	132,980
Income from property operations segment	$170,438	$148,018

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(amounts in thousands)	2022	2021
Revenues:
Rental income (a)	$3,961	$4,293
Gross revenue from home sales and brokered resales	27,139	15,653
Total revenues	31,100	19,946
Expenses:
Rental home operating and maintenance	1,402	1,243
Cost of home sales and brokered resales	24,963	15,028
Home selling expenses	1,463	1,306
Total expenses	27,828	17,577
Income from home sales and rentals operations segment	$3,272	$2,369
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
On April 18, 2022, we closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the LOC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of March 31, 2022, we owned or had an ownership interest in a portfolio of 446 Properties located throughout the United States and Canada containing 169,984 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2030. In addition, the population age 55 and older is expected to grow 17% within the next 15 years. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation Z demographic will contribute to our future long-term customer pipeline. After conducting a comprehensive study of RV ownership, according to the Recreational Vehicle Industry Association (“RVIA”), data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or Millennials and Generation Z, over the coming years. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2022
MH Sites	73,400
RV Sites:
Annual	34,000
Seasonal	12,700
Transient	14,700
Marina Slips	6,900
Membership (1)	25,500
Joint Ventures (2)	2,800
Total	170,000
_________________________
(1)Primarily utilized to service the approximately 128,100 members. Includes approximately 6,200 Sites rented on an annual basis.
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

Management's Discussion and Analysis (continued)

Results Overview
For the quarter ended March 31, 2022, net income available for Common Stockholders increased $17.7 million, or $0.09 per fully diluted Common Share, to $82.9 million, or $0.45 per fully diluted Common Share, compared to $65.2 million, or $0.36 per fully diluted Common Share, for the same period in 2021.
For the quarter ended March 31, 2022, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $20.3 million, or $0.09 per fully diluted Common Share, to $140.9 million, or $0.72 per fully diluted Common Share, compared to $120.6 million, or $0.63 per fully diluted Common Share, for the same period in 2021.
For the quarter ended March 31, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $18.8 million, or $0.08 per fully diluted Common Share, to $141.4 million, or $0.72 per fully diluted Common Share, compared to $122.6 million, or $0.64 per fully diluted Common Share, for the same period in 2021.
For the quarter ended March 31, 2022, our Core Portfolio property operating revenues, excluding deferrals, increased 9.5% and property operating expenses, excluding deferrals and property management, increased 10.3%, from the same period in 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 9.0%, compared to the same period in 2021.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.1% for each of the quarters ended March 31, 2022 and December 31, 2021. Our Core Portfolio average occupancy was 95.2% for the quarter ended March 31, 2021. The decrease in average occupancy from the prior year was due to expansion sites completed and added to our Core Portfolio during the quarter but not yet occupied as of March 31, 2022. For the quarter ended March 31, 2022, our Core Portfolio occupancy increased by 38 sites with an increase in homeowner occupancy of 191 sites, compared to occupancy as of December 31, 2021. By comparison, for the quarter ended March 31, 2021, our Core Portfolio occupancy increased 92 sites with an increase in homeowner occupancy of 109 sites. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of March 31, 2022, we had 3,310 occupied rental homes in our Core MH communities, including 210 homes rented through our ECHO JV.
RV and marina rental income in our Core Portfolio for the quarter ended March 31, 2022 was 21.4% higher than the same period in 2021 driven by the rebound of seasonal demand in the South and West as we welcomed back our Canadian guests and our domestic customers were able to travel without restrictions. Annual, seasonal and transient rental income for the quarter ended March 31, 2022 increased 8.6%, 64.8% and 21.2%, respectively.
Annual membership subscription revenue in our Core Portfolio increased $1.5 million, or 11%, from 2021, reflecting a 5.3% increase in the number of Thousand Trails Camping members and a rate increase of 5.7%. The increase in annual membership subscription revenue compared to 2021 was offset by a Membership upgrade sales current period, gross decrease of $2.9 million, or 28.9%, from 2021, as a result of the decrease in the number of upgrades sold primarily due to the introduction of the Adventure product during the first quarter of 2021.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 261 new home sales during the quarter ended March 31, 2022, compared to 192 new home sales during the quarter ended March 31, 2021, an increase of 35.9%. The increase in new home sales was primarily due to favorable housing trends in the broader real estate market.
Our gross investment in real estate increased $82.8 million to $7,071.9 million as of March 31, 2022 from $6,989.1 million as of December 31, 2021, primarily due to acquisitions and capital improvements during the quarter ended March 31, 2022.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2021 through March 31, 2022 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2021 (1)				160,500
Acquisition Properties:
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Cortez Village Marina	Cortez, Florida	Marina	February 5, 2021	353
Fish Tale Marina	Fort Myers Beach, Florida	Marina	February 5, 2021	296
Hi-Lift Marina	Adventure, Florida	Marina	February 5, 2021	211
Hidden Harbour Marina	Pompano Beach, Florida	Marina	February 5, 2021	357
Inlet Harbor Marina	Ponce Inlet, Florida	Marina	February 5, 2021	295
Palm Harbour Marina	Cape Haze, Florida	Marina	February 5, 2021	260
Riverwatch Marina	Stuart, Florida	Marina	February 5, 2021	306
Boathouse Marina	Beaufort, North Carolina	Marina	February 5, 2021	547
Dale Hollow State Park Marina	Burkesville, Kentucky	Marina	February 5, 2021	198
Bay Point Marina	Marblehead, Ohio	Marina	February 5, 2021	841
Rivers Edge Marina	North Charleston, South Carolina	Marina	February 5, 2021	503
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Myrtle Beach Property (2)	Myrtle Beach, South Carolina	RV	August 26, 2021	813
Voyager RV Resort (3)	Tucson, Arizona	RV	October 14, 2021	—
RVC Portfolio	Multiple	JV	November 1, 2021	988
Hope Valley	Turner, Oregon	RV	November 18, 2021	164
Lake Conroe	Montgomery, Texas	RV	December 15, 2021	261
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247

Expansion Site Development:
Sites added (reconfigured) in 2021				1,037
Sites added (reconfigured) in 2022				56

Total Sites as of March 31, 2022 (1)				170,000
______________________
(1)    Sites are approximate. Total does not foot due to rounding.
(2)    RV community operated by a tenant pursuant to an existing ground lease.
(3)    On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager RV Resort joint venture. The Voyager RV Resort joint venture sites are included in the Total Sites as of January 1, 2021.

Non-GAAP Financial Measures
Management’s discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management’s view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flows of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include income from property operations and Core Portfolio, FFO, Normalized FFO and income from rental operations, net of depreciation.
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

Management's Discussion and Analysis (continued)

excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. We present bad debt expense within Property operating, maintenance and real estate taxes in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated during all of 2021 and 2022. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2021 and 2022. This includes, but is not limited to, six RV communities and eleven marinas acquired during 2021, one membership RV community and one RV community acquired during 2022 and our Westwinds MH community and Nicholson Plaza.
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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(amounts in thousands)	2022	2021
Computation of Income from Property Operations:
Net income available for Common Stockholders	$82,906	$65,240
Income allocated to non-controlling interests – Common OP Units	4,144	3,747
Equity in income of unconsolidated joint ventures	(171)	(868)
Income before equity in income of unconsolidated joint ventures	86,879	68,119
Loss on sale of real estate, net	—	59
Total other expenses, net	86,831	82,209
Gain from home sales operations and other	(2,530)	(1,383)
Income from property operations	$171,180	$149,004
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(amounts in thousands)	2022	2021
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$82,906	$65,240
Income allocated to non-controlling interests – Common OP Units	4,144	3,747
Membership upgrade sales upfront payments, deferred, net	4,084	7,427
Membership sales commissions, deferred, net	(583)	(1,499)
Depreciation and amortization	49,394	45,398
Depreciation on unconsolidated joint ventures	941	183
Loss on sale of real estate, net	—	59
FFO available for Common Stock and OP Unit holders	140,886	120,555
Early debt retirement	516	2,029
Normalized FFO available for Common Stock and OP Unit holders	$141,402	$122,584
Weighted average Common Shares outstanding – Fully Diluted	195,246	192,685

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2022 and March 31, 2021 and our operating activities, investing activities and financing activities for the quarters ended March 31, 2022 and March 31, 2021. For the comparison of our results of operations for the quarters ended March 31, 2021 and March 31, 2020 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2021 and March 31, 2020, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, filed with the SEC on April 27, 2021.
Comparison of the quarter ended March 31, 2022 to the quarter ended March 31, 2021
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended March 31, 2022 and March 31, 2021:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$154,436	$146,206	$8,230	5.6%	$157,336	$148,974	$8,362	5.6%
Rental home income (1)	3,954	4,288	(334)	(7.8)%	3,961	4,293	(332)	(7.7)%
RV and marina base rental income (1)	96,402	79,405	16,997	21.4%	108,764	83,588	25,176	30.1%
Annual membership subscriptions	15,103	13,651	1,452	10.6%	15,157	13,654	1,503	11.0%
Membership upgrades sales current period, gross	7,115	10,014	(2,899)	(28.9)%	7,151	10,014	(2,863)	(28.6)%
Utility and other income (1)	26,315	23,458	2,857	12.2%	30,044	24,718	5,326	21.5%
Property operating revenues, excluding deferrals	303,325	277,022	26,303	9.5%	322,413	285,241	37,172	13.0%

Property operating and maintenance (1)(2)	97,736	86,298	11,438	13.3%	104,088	89,660	14,428	16.1%
Real estate taxes	17,214	16,233	981	6.0%	19,457	17,850	1,607	9.0%
Rental home operating and maintenance	1,388	1,225	163	13.3%	1,402	1,243	159	12.8%
Sales and marketing, gross	4,899	6,175	(1,276)	(20.7)%	4,914	6,176	(1,262)	(20.4)%
Property operating expenses, excluding deferrals and property management	121,237	109,931	11,306	10.3%	129,861	114,929	14,932	13.0%
Income from property operations, excluding deferrals and property management (3)	182,088	167,091	14,997	9.0%	192,552	170,312	22,240	13.1%
Property management	17,871	15,380	2,491	16.2%	17,871	15,380	2,491	16.2%
Income from property operations, excluding deferrals (3)	164,217	151,711	12,506	8.2%	174,681	154,932	19,749	12.7%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	3,501	5,928	(2,427)	(40.9)%	3,501	5,928	(2,427)	(40.9)%
Income from property operations (3)	$160,716	$145,783	$14,933	10.2%	$171,180	$149,004	$22,176	14.9%
_____________________
(1)Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Property operating and maintenance expense in this table.
(2)Includes bad debt expense for all periods presented.
(3)See Non-GAAP Financial Measures section of the Management Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended March 31, 2022, increased $22.2 million, or 14.9%, from the quarter ended March 31, 2021, driven by an increase of $14.9 million, or 10.2%, from our Core Portfolio and an increase of $7.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in RV and marina base rental income and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was primarily attributed to income from properties acquired in 2021 and the first quarter of 2022.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended March 31, 2022 increased $8.2 million, or 5.6%, from the quarter ended March 31, 2021, which reflects 5.1% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $747 for the quarter ended March 31, 2022 from approximately $711 for the quarter ended March 31, 2021. The average occupancy for our Core Portfolio was 95.1% and 95.2% for the quarters ended March 31, 2022 and March 31, 2021, respectively. The average occupancy rate decreased slightly due to the addition of expansion sites.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$55,408	$51,022	$4,386	8.6%	$64,333	$54,519	$9,814	18.0%
Seasonal	24,928	15,125	9,803	64.8%	26,625	15,362	11,263	73.3%
Transient	16,066	13,258	2,808	21.2%	17,806	13,707	4,099	29.9%
RV and marina base rental income	$96,402	$79,405	$16,997	21.4%	$108,764	$83,588	$25,176	30.1%
RV and marina base rental income in our Core Portfolio for the quarter ended March 31, 2022 increased $17.0 million, or 21.4%, from the quarter ended March 31, 2021, driven by an increase in Seasonal and Annual RV and marina base rental income. The increase in Seasonal RV and marina base rental income of 64.8% was driven by increases in all regions, due to the rebound of seasonal demand in the South and West as we welcomed back our Canadian guests and our domestic customers were able to travel without restrictions. The increase in Annual RV and marina base rental income was 8.6%, with 5.5% growth from rate increases and 3.1% from occupancy gains.
Annual membership subscription revenue in our Core Portfolio for the quarter ended March 31, 2022 increased $1.5 million, or 11%, from the quarter ended March 31, 2021, reflecting a 5.3% increase in the number of Thousand Trails Camping members. The increase in annual membership subscription revenue compared to 2021 was offset by a Membership upgrade sales current period, gross decrease of $2.9 million, or 28.9%, from 2021, as a result of the decrease in the number of upgrades sold primarily due to the introduction of the Adventure product during the first quarter of 2021.
Utility and other income in our Core Portfolio for the quarter ended March 31, 2022 increased $2.9 million, or 12.2%, from the quarter ended March 31, 2021. The increase was due to higher utility income of $2.0 million, pass-through income of $0.5 million, and other property income of $0.4 million. The increase in utility income was primarily due to an increase in electric income across the West, South, and Northeast. The utility recovery rate (utility income divided by utility expenses) for both the quarters ended March 31, 2022 and 2021 was approximately 46%.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended March 31, 2022 increased $11.3 million, or 10.3%, from the quarter ended March 31, 2021, driven by increases in property operating and maintenance expenses of $11.4 million and real estate taxes of $1.0 million, partially offset by a decrease in gross sales and marketing expenses of $1.3 million. Core property operating and maintenance expenses were higher in 2022 primarily due to increases in utility expenses of $4.6 million, repair and maintenance of $2.9 million, property payroll of $1.7 million and administrative expenses of $1.6 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenues from new home sales (1)	$25,530	$14,338	$11,192	78.1%
Cost of new home sales (1)	23,326	13,715	9,611	70.1%
Gross profit from new home sales	2,204	623	1,581	253.8%

Gross revenues from used home sales	998	882	116	13.2%
Cost of used home sales	1,410	1,153	257	22.3%
Loss from used home sales	(412)	(271)	(141)	(52.0)%

Gross revenue from brokered resales and ancillary services	13,167	9,940	3,227	32.5%
Cost of brokered resales and ancillary services	5,948	3,968	1,980	49.9%
Gross profit from brokered resales and ancillary services	7,219	5,972	1,247	20.9%

Home selling and ancillary operating expenses	6,481	4,941	1,540	31.2%

Income from home sales and other	$2,530	$1,383	$1,147	82.9%

Home sales volumes
Total new home sales (2)	261	192	69	35.9%
New Home Sales Volume - ECHO JV	22	8	14	175.0%
Used home sales	72	102	(30)	(29.4)%
Brokered home resales	188	160	28	17.5%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales and other operations was $2.5 million for the first quarter of 2022, an increase of $1.1 million, compared to $1.4 million in the first quarter of 2021. The increase in income from home sales and other operations was primarily due to an increase in gross profit from new home sales resulting from an increase of 69 new home sales during the first quarter of 2022 compared to the first quarter of 2021, primarily driven by favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$11,343	$12,389	$(1,046)	(8.4)%
Rental home operating and maintenance expenses	1,388	1,225	163	13.3%
Income from rental operations	9,955	11,164	(1,209)	(10.8)%
Depreciation on rental homes (2)	2,517	2,620	(103)	(3.9)%
Income from rental operations, net of depreciation	$7,438	$8,544	$(1,106)	(12.9)%

Gross investment in new manufactured home rental units (3)	$228,755	$237,635	$(8,880)	(3.7)%
Gross investment in used manufactured home rental units	$15,009	$15,264	$(255)	(1.7)%

Net investment in new manufactured home rental units	$185,896	$203,244	$(17,348)	(8.5)%
Net investment in used manufactured home rental units	$7,873	$9,001	$(1,128)	(12.5)%

Number of occupied rentals – new, end of period (4)	2,908	3,383	(475)	(14.0)%
Number of occupied rentals – used, end of period	402	524	(122)	(23.3)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $7.4 million and $8.1 million for the quarters ended March 31, 2022 and March 31, 2021, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $18.3 million and $17.5 million as of March 31, 2022 and March 31, 2021, respectively.
(4)Includes 210 and 295 homes rented through our ECHO JV as of March 31, 2022 and 2021, respectively.
Income from rental operations, net of depreciation, decreased $1.1 million during the first quarter of 2022, compared to the first quarter of 2021 primarily due to a decrease in rental operations revenues as a result of a decrease in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(49,394)	$(45,398)	$(3,996)	(8.8)%
Interest income	1,759	1,767	(8)	(0.5)%
Income from other investments, net	1,904	936	968	103.4%
General and administrative	(12,297)	(10,512)	(1,785)	(17.0)%
Other expenses	(823)	(698)	(125)	(17.9)%
Early debt retirement	(516)	(2,029)	1,513	74.6%
Interest and related amortization	(27,464)	(26,275)	(1,189)	(4.5)%
Total other income and expenses, net	$(86,831)	$(82,209)	$(4,622)	(5.6)%

Total other income and expenses, net increased $4.6 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, primarily due to higher depreciation and amortization and an increase in general and administrative costs, partially offset by a decrease in early debt retirement costs. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in 2021 and the first quarter of 2022. The decrease in early debt retirement costs was due to lower debt repayment costs for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.

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
On February 24, 2022, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. Prior to the new program, the aggregate offering price was up to $200.0 million. As of March 31, 2022, the full capacity of our current ATM equity offering program remained available for issuance.
During the quarter ended March 31, 2022, we sold 328,123 shares of our common stock under our prior ATM equity program for gross cash proceeds of approximately $28.0 million at a weighted average share price of $86.46.
As of March 31, 2022, we had available liquidity in the form of approximately 414.0 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the quarter ended March 31, 2022, we closed on a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels. See Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of March 31, 2022, our LOC had a borrowing capacity of $431.0 million. As of March 31, 2022, the LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, carries an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
On April 18, 2022, we closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the LOC. See Item 1. Financial Statements—Note 13. Subsequent Events for further details.
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

Management's Discussion and Analysis (continued)

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
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2022	2021
Net cash provided by operating activities	$177,331	$173,331
Net cash used in investing activities	(105,182)	(351,653)
Net cash (used in) provided by financing activities	(157,427)	245,790
Net (decrease) increase in cash and restricted cash	$(85,278)	$67,468
Operating Activities
Net cash provided by operating activities increased $4.0 million to $177.3 million for the quarter ended March 31, 2022 from $173.3 million for the quarter ended March 31, 2021. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $22.2 million, partially offset by long term incentive compensation of approximately $4.4 million paid during the first quarter of 2022 and a decrease in deferred membership revenue of $4.2 million.
Investing Activities
Net cash used in investing activities decreased $246.5 million to $105.2 million for the quarter ended March 31, 2022 from $351.7 million for the quarter ended March 31, 2021. The decrease was due to a decrease in spending on acquisitions of $280.2 million, partially offset by an increase in capital improvement spending of $26.9 million.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2022	2021
Asset preservation (1)	$9,906	$7,644
Improvements and renovations(2)	6,431	3,940
Property upgrades and development	30,302	23,566
New and used home investments (3) (4)	28,657	20,310
Total property improvements	75,296	55,460
Corporate	8,351	1,318
Total capital improvements	$83,647	$56,778
______________________
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
Financing Activities
Net cash used in financing activities was $157.4 million for the quarter ended March 31, 2022. Net cash provided by financing activities was $245.8 million for the quarter ended March 31, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net debt proceeds of approximately $425.0 million, partially offset by proceeds from the sale of common stock under our ATM program of approximately $28.0 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations in our 2021 Form 10-K.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court. The arbitration is stayed pursuant to an agreement between MHC and the Nicholsons.
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

Off-Balance Sheet Arrangements
As of March 31, 2022, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2022.

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
•home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;
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
•the effect from any breach of our, or any of our vendors’, data management systems;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2021.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part I. Item 1A. Risk Factors in our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
None.

Item 6.Exhibits

10.1	Consulting Agreement, by and between Roger Maynard and MHC Property Management Limited Partnership, dated February 10, 2022.
14.1	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 27, 2020.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 26, 2022	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2022	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2022	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)