Form 10-Q
period 2022-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2022-07-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,078,265 shares of Common Stock as of July 21, 2022.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investment in real estate:
Land	$2,073,106	$2,019,787
Land improvements	4,031,259	3,912,062
Buildings and other depreciable property	1,138,211	1,057,215
	7,242,576	6,989,064
Accumulated depreciation	(2,197,013)	(2,103,774)
Net investment in real estate	5,045,563	4,885,290
Cash and restricted cash	42,426	123,398
Notes receivable, net	41,925	39,955
Investment in unconsolidated joint ventures	84,113	70,312
Deferred commission expense	48,806	47,349
Other assets, net	136,755	141,567
Total Assets	$5,399,588	$5,307,871

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,724,040	$2,627,783
Term loan, net	496,373	297,436
Unsecured line of credit	47,800	349,000
Accounts payable and other liabilities	185,961	172,285
Deferred membership revenue	188,582	176,439
Accrued interest payable	9,520	9,293
Rents and other customer payments received in advance and security deposits	145,265	118,696
Distributions payable	80,311	70,768
Total Liabilities	3,877,852	3,821,700
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 186,076,327 and 185,640,379 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	1,916	1,913
Paid-in capital	1,622,876	1,593,362
Distributions in excess of accumulated earnings	(191,828)	(183,689)
Accumulated other comprehensive income	16,241	3,524
Total Stockholders’ Equity	1,449,205	1,415,110
Non-controlling interests – Common OP Units	72,531	71,061
Total Equity	1,521,736	1,486,171
Total Liabilities and Equity	$5,399,588	$5,307,871

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$275,330	$255,698	$560,395	$504,720
Annual membership subscriptions	15,592	14,267	30,749	27,921
Membership upgrade sales current period, gross	9,535	9,207	16,686	19,221
Membership upgrade sales upfront payments, deferred, net	(6,367)	(6,454)	(10,451)	(13,881)
Other income	14,195	14,185	27,736	24,706
Gross revenues from home sales, brokered resales and ancillary services	52,681	40,237	92,390	65,478
Interest income	1,722	1,742	3,481	3,509
Income from other investments, net	2,617	1,222	4,521	2,158
Total revenues	365,305	330,104	725,507	633,832
Expenses:
Property operating and maintenance	114,307	102,663	218,299	191,536
Real estate taxes	19,182	17,896	38,639	35,746
Sales and marketing, gross	6,409	6,298	11,323	12,474
Membership sales commissions, deferred, net	(957)	(1,438)	(1,540)	(2,937)
Property management	19,099	16,560	36,970	31,940
Depreciation and amortization	50,796	48,316	100,190	93,714
Cost of home sales, brokered resales and ancillary services	40,971	31,793	71,670	50,710
Home selling expenses and ancillary operating expenses	7,584	6,090	14,066	11,031
General and administrative	11,695	10,228	23,992	20,740
Other expenses	4,189	800	5,009	1,498
Early debt retirement	640	755	1,156	2,784
Interest and related amortization	28,053	27,131	55,517	53,406
Total expenses	301,968	267,092	575,291	502,642
Loss on sale of real estate, net	—	—	—	(59)
Income before equity in income of unconsolidated joint ventures	63,337	63,012	150,216	131,131
Equity in income of unconsolidated joint ventures	1,253	1,068	1,424	1,936
Consolidated net income	64,590	64,080	151,640	133,067

Income allocated to non-controlling interests – Common OP Units	(3,073)	(3,021)	(7,217)	(6,768)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$61,509	$61,051	$144,415	$126,291

Consolidated net income	$64,590	$64,080	$151,640	$133,067
Other comprehensive income (loss):
Adjustment for fair market value of swap	2,793	110	12,717	239
Consolidated comprehensive income	67,383	64,190	164,357	133,306
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,207)	(3,027)	(7,823)	(6,781)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$64,168	$61,155	$156,526	$126,517

Earnings per Common Share – Basic	$0.33	$0.33	$0.78	$0.69

Earnings per Common Share – Fully Diluted	$0.33	$0.33	$0.78	$0.69

Weighted average Common Shares outstanding – Basic	185,767	182,337	185,729	182,142
Weighted average Common Shares outstanding – Fully Diluted	195,227	192,701	195,253	192,668
The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$—	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	—	513
Issuance of Common Stock	3	28,367		—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	—	9,924	—	9,924
Consolidated net income	—	—	—	82,906	—	4,144	87,050
Distributions	—	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	—	(645)
Balance as of March 31, 2022	1,916	1,619,164	—	(177,158)	13,448	72,967	1,530,337
Issuance of Common Stock through employee stock purchase plan	—	1,388	—	—	—	—	1,388
Compensation expenses related to restricted stock and stock options	—	2,681	—	—	—	—	2,681
Adjustment for Common OP Unitholders in the Operating Partnership	—	(303)	—	—	—	303	—
Adjustment for fair market value of swap	—	—	—	—	2,793	—	2,793
Consolidated net income	—	—	8	61,509	—	3,073	64,590
Distributions	—	—	(8)	(76,179)	—	(3,812)	(79,999)
Other	—	(54)	—	—	—	—	(54)
Balance as of June 30, 2022	$1,916	$1,622,876	—	$(191,828)	$16,241	$72,531	$1,521,736

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
.

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Consolidated net income	$151,640	$133,067
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate, net	—	59
Early debt retirement	1,156	2,784
Depreciation and amortization	102,173	95,188
Amortization of loan costs	2,422	2,346
Debt premium amortization	(105)	(165)
Equity in income of unconsolidated joint ventures	(1,424)	(1,936)
Distributions of income from unconsolidated joint ventures	200	41
Proceeds from insurance claims, net	59	144
Compensation expense related to incentive plans	1,932	6,135
Revenue recognized from membership upgrade sales upfront payments	(6,236)	(5,339)
Commission expense recognized related to membership sales	2,070	1,903
Changes in assets and liabilities:
Notes receivable, net	(1,223)	(2,250)
Deferred commission expense	(3,527)	(4,719)
Other assets, net	44,339	18,901
Accounts payable and other liabilities	16,650	33,112
Deferred membership revenue	18,064	22,279
Rents and other customer payments received in advance and security deposits	26,273	27,376
Net cash provided by operating activities	354,463	328,926
Cash Flows From Investing Activities:
Real estate acquisitions, net	(111,917)	(356,605)
Proceeds from disposition of properties, net	—	(7)
Investment in unconsolidated joint ventures	(12,291)	(493)
Distributions of capital from unconsolidated joint ventures	1,788	1,617
Proceeds from insurance claims	1,405	—
Capital improvements	(181,035)	(119,723)
Net cash used in investing activities	(302,050)	(475,211)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,901	1,337
Gross proceeds from the issuance of common stock	28,370	—
Distributions:
Common Stockholders	(143,557)	(128,501)
Common OP Unitholders	(7,185)	(7,385)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(3,449)	(2,814)
Principal payments and mortgage debt repayment	(103,734)	(94,271)
Mortgage notes payable financing proceeds	200,000	270,016
Term loan repayment	—	(300,000)
Term loan proceeds	200,000	600,000
Line of Credit repayment	(423,000)	(317,500)
Line of Credit proceeds	121,800	157,500
Debt issuance and defeasance costs	(3,826)	(11,225)
Other	(697)	(171)
Net cash (used in) provided by financing activities	(133,385)	166,978
Net (decrease) increase in cash and restricted cash	(80,972)	20,693
Cash and restricted cash, beginning of year	123,398	24,060
Cash and restricted cash, end of period	$42,426	$44,753

	Six Months Ended June 30,
	2022	2021
Supplemental Information:
Cash paid for interest	$53,987	$51,040
Net investment in real estate – reclassification of rental homes	$48,562	$33,793
Other assets, net – reclassification of rental homes	$(48,562)	$(33,793)

Real estate acquisitions:
Investment in real estate	$(112,458)	$(366,043)
Notes receivable, net	(772)	—
Other assets, net	—	(2,815)
Deferred revenue - sale of right-to-use contracts	315	—
Accrued expenses and accounts payable	—	1,313
Other liabilities	702	—
Rents and other customer payments received in advance and security deposits	296	10,940
Real estate acquisitions, net	$(111,917)	$(356,605)

Real estate dispositions:
Investment in real estate	$—	$52
Loss on sale of real estate, net	—	(59)
Real estate dispositions, net	$—	$(7)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.2% interest as of June 30, 2022. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of June 30, 2022 and December 31, 2021, restricted cash consisted of $25.8 million and $29.3 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

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

(amounts in thousands)	As of June 30, 2022
2022	$83,785
2023	169,442
2024	104,386
2025	40,557
2026	21,644
Thereafter	67,178
Total	$486,992

Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates between August 31, 2022 and 2054. For additional information regarding the Westwinds and Nicholson Plaza ground leases that expire August 31, 2022, see Part 1. Item 1. Note 11. Commitments and Contingencies. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended June 30, 2022 and 2021, total operating lease payments were $2.9 million and $2.6 million, respectively. For the six months ended June 30, 2022 and 2021, total operating lease payments were $5.5 million and $5.1 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2022:

	As of June 30, 2022
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2022	$653	$2,072	$2,725
2023	626	3,523	4,149
2024	632	3,097	3,729
2025	637	2,763	3,400
2026	615	2,543	3,158
Thereafter	4,325	13,140	17,465
Total undiscounted rental payments	7,488	27,138	34,626
Less imputed interest	(1,766)	(4,101)	(5,867)
Total lease liabilities	$5,722	$23,037	$28,759

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $26.8 million and $28.8 million, respectively, as of June 30, 2022. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at June 30, 2022.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2022	2021	2022	2021
Numerators:
Net income available for Common Stockholders – Basic	$61,509	$61,051	$144,415	$126,291
Amounts allocated to non controlling interest (dilutive securities)	3,073	3,021	7,217	6,768
Net income available for Common Stockholders – Fully Diluted	$64,582	$64,072	$151,632	$133,059
Denominators:
Weighted average Common Shares outstanding – Basic	185,767	182,337	185,729	182,142
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,297	10,153	9,299	10,312
Stock options and restricted stock	163	211	225	214
Weighted average Common Shares outstanding – Fully Diluted	195,227	192,701	195,253	192,668

Earnings per Common Share – Basic	$0.33	$0.33	$0.78	$0.69

Earnings per Common Share – Fully Diluted	$0.33	$0.33	$0.78	$0.69

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2021.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022

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

(amounts in thousands, except share data)
Shares of common stock sold	328,123
Weighted average price	$86.46
Total gross proceeds	$28,370
Commissions paid to sales agents	$389
There has been no ATM activity under the current ATM equity offering program during the six months ended June 30, 2022 and as of June 30, 2022, the full capacity remained available for issuance. There was no ATM equity activity during the six months ended June 30, 2021.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2022 and 2021, 8,640 and 1,386,716 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2022
On February 18, 2022, we completed the acquisition of Blue Mesa Recreational Ranch, a 385-site membership RV community located in Gunnison, Colorado, and Pilot Knob RV Resort a 247-site RV community located in Winterhaven, California for a combined purchase price of $15.9 million. The acquisition was funded with available cash.
On June 1, 2022 we completed the acquisition of a nine acre vacant land parcel in Sarasota, Florida, adjacent to one of our properties, for a purchase price of $2.3 million. The acquisition was funded with available cash.
On June 15, 2022 we completed the acquisition of Holiday Trav-L-Park Resort, a 299-site oceanfront RV community located in Emerald Isle, North Carolina for a purchase price of $50.7 million. The acquisition was funded with available cash and debt financing from the unsecured line of credit.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

One June 16, 2022 we completed the acquisition of Oceanside RV Resort, a 139-site RV community located in Oceanside, California for a total purchase price of $44.4 million. The acquisition was funded with available cash and debt financing from the unsecured line of credit.

Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2022 and December 31, 2021, respectively):

					Investment as of		Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
Meadows	Various (2,2)	1,077	50%		$58	$—	$858	$1,050
Lakeshore	Florida (3,3)	721	(b)		2,608	2,638	318	286
Voyager	Arizona (1,1)	—	33%	(c)	177	141	38	293
ECHO JV	Various	—	50%		18,669	18,136	533	307
RVC	Various	1,194	80%		54,687	49,397	(323)	—
Mulberry Farms	Various	—	50%	(d)	7,914	—	—	—
		2,992			$84,113	$70,312	$1,424	$1,936
_____________________
(a)The percentages shown approximate our economic interest as of June 30, 2022. Our legal ownership interest may differ.
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
We received approximately $2.0 million and $1.7 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2022 and 2021, respectively. Approximately $0.8 million and $1.5 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the six months ended June 30, 2022 and 2021, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2022		As of December 31, 2021
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,329,554	$2,750,224	$2,743,527	$2,654,086

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of June 30, 2022, was approximately 3.7% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2023 to 2041. The debt encumbered a total of 114 and 117 of our Properties as of June 30, 2022 and December 31, 2021, respectively, and the gross carrying value of such Properties was approximately $2,834.0 million and $2,817.5 million, as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022, we repaid $14.2 million of principal on two mortgage loans that were due to mature in 2022, incurring $0.5 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.25% per annum and were secured by three RV communities.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 - Borrowing Arrangements (continued)
During the six months ended June 30, 2022, we entered into a $200.0 million secured refinancing transaction. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the Line of Credit (“LOC”).
Unsecured Debt
During the six months ended June 30, 2022 we entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of Secured Overnight Financing Rate (“SOFR”) plus approximately 1.30% to 1.80%, depending on leverage levels.
The LOC had a balance of $47.8 million and $349.0 million outstanding as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our LOC had a remaining borrowing capacity of $452.2 million.
As of June 30, 2022, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
We have a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of June 30, 2022, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2022	2021
Interest Rate Swap	Other assets, net	$16,240	$3,524

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2022	2021	(amounts in thousands)	2022	2021
Interest Rate Swap	$(12,719)	$(2)	Interest Expense	$(2)	$237

During the next twelve months, we estimate that $8.1 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2022, we had not posted any collateral related to the Swap.

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
During the quarter ended June 30, 2022 we awarded to certain members of our Board of Directors 51,522 shares of restricted stock at a fair value of approximately $4.1 million and options to purchase 7,210 shares of common stock with an exercise price of $79.72. These are time-based awards subject to various vesting dates between October 26, 2022 and April 26, 2025.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $2.7 million and $2.8 million for the quarters ended June 30, 2022 and 2021, respectively, and $5.3 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (continued)
arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership is obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserts that it is no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminate on August 31, 2022. The Operating Partnership has filed a demurrer seeking dismissal of the cross complaint, and the Nicholsons also filed a demurrer to our complaint.
On July 19, 2022, the Nicholsons sent two notices of default to the Operating Partnership, one related to Westwinds and the other related to Nicholson Plaza, the adjacent shopping center. The notices generally assert that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. The Operating Partnership is evaluating the notices but expects to dispute the contention that it has not maintained Westwinds and Nicholson Plaza in compliance with the terms of the applicable ground leases.
The arbitration which was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons is now proceeding with respect to the Nicholsons’ indemnification claim that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration. We intend to continue to vigorously defend our interests in this matter. As of June 30, 2022, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.
Note 12 - Reportable Segments
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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended ended June 30, 2022 or 2021.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2022 and 2021:
Quarter Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$320,888	$40,078	$360,966
Operations expenses	(171,960)	(34,635)	(206,595)
Income from segment operations	148,928	5,443	154,371
Interest income	1,381	341	1,722
Depreciation and amortization	(48,297)	(2,499)	(50,796)
Income from operations	$102,012	$3,285	$105,297
Reconciliation to consolidated net income:
Corporate interest income			—
Income from other investments, net			2,617
General and administrative			(11,695)
Other expenses			(4,189)
Interest and related amortization			(28,053)
Equity in income of unconsolidated joint ventures			1,253
Early debt retirement			(640)
Consolidated net income			$64,590

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements	$64,690	$32,698	$97,388

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Quarter Ended June 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$297,847	$29,293	$327,140
Operations expenses	(153,136)	(26,726)	(179,862)
Income from segment operations	144,711	2,567	147,278
Interest income	1,252	468	1,720
Depreciation and amortization	(45,631)	(2,685)	(48,316)
Income (loss) from operations	$100,332	$350	$100,682
Reconciliation to consolidated net income:
Corporate interest income			22
Income from other investments, net			1,222
General and administrative			(10,228)
Other expenses			(800)
Interest and related amortization			(27,131)
Equity in income of unconsolidated joint ventures			1,068
Early debt retirement			(755)
Consolidated net income			$64,080

Total assets	$4,566,507	$257,500	$4,824,007
Capital improvements	$41,306	$21,639	$62,945
Six Months Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$646,327	$71,178	$717,505
Operations expenses	(326,964)	(62,463)	(389,427)
Income from segment operations	319,363	8,715	328,078
Interest income	2,758	721	3,479
Depreciation and amortization	(95,174)	(5,016)	(100,190)
Income (loss) from operations	$226,947	$4,420	$231,367
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			4,521
General and administrative			(23,992)
Other expenses			(5,009)
Interest and related amortization			(55,517)
Equity in income of unconsolidated joint ventures			1,424
Early debt retirement			(1,156)
Consolidated net income			$151,640

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements	$119,680	$61,355	$181,035

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Six Months Ended June 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$578,927	$49,238	$628,165
Operations expenses	(286,198)	(44,302)	(330,500)
Income from segment operations	292,729	4,936	297,665
Interest income	2,400	1,083	3,483
Depreciation and amortization	(88,409)	(5,305)	(93,714)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$206,661	$714	$207,375
Reconciliation to consolidated net income:
Corporate interest income			26
Income from other investments, net			2,158
General and administrative			(20,740)
Other expenses			(1,498)
Interest and related amortization			(53,406)
Equity in income of unconsolidated joint ventures			1,936
Early debt retirement			(2,784)
Consolidated net income			$133,067

Total assets	$4,566,507	$257,500	$4,824,007
Capital improvements	$77,774	$41,949	$119,723

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Rental income	$271,516	$251,420	$552,620	$496,149
Annual membership subscriptions	15,592	14,267	30,749	27,921
Membership upgrade sales current period, gross	9,535	9,207	16,686	19,221
Membership upgrade sales upfront payments, deferred, net	(6,367)	(6,454)	(10,451)	(13,881)
Other income	14,195	14,185	27,736	24,706
Gross revenues from ancillary services	16,417	15,222	28,987	24,811
Total property operations revenues	320,888	297,847	646,327	578,927
Expenses:
Property operating and maintenance	113,081	101,351	215,671	188,981
Real estate taxes	19,182	17,896	38,639	35,746
Sales and marketing, gross	6,409	6,298	11,323	12,474
Membership sales commissions, deferred, net	(957)	(1,438)	(1,540)	(2,937)
Cost of ancillary services	9,138	7,725	14,874	11,615
Ancillary operating expenses	6,008	4,744	11,027	8,379
Property management	19,099	16,560	36,970	31,940
Total property operations expenses	171,960	153,136	326,964	286,198
Income from property operations segment	$148,928	$144,711	$319,363	$292,729

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Rental income (a)	$3,814	$4,278	$7,775	$8,571
Gross revenue from home sales and brokered resales	36,264	25,015	63,403	40,667
Total revenues	40,078	29,293	71,178	49,238
Expenses:
Rental home operating and maintenance	1,226	1,312	2,628	2,555
Cost of home sales and brokered resales	31,833	24,068	56,796	39,095
Home selling expenses	1,576	1,346	3,039	2,652
Total expenses	34,635	26,726	62,463	44,302
Income from home sales and rentals operations segment	$5,443	$2,567	$8,715	$4,936
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of June 30, 2022, we owned or had an ownership interest in a portfolio of 449 Properties located throughout the United States and Canada containing 170,880 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2022
MH Sites	73,400
RV Sites:
Annual	34,200
Seasonal	12,700
Transient	14,900
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,000
Total	170,900
_________________________
(1)Primarily utilized to service approximately 131,000 members. Includes approximately 6,300 Sites rented on an annual basis.
(2)Includes approximately 1,800 annual Sites and 1,200 transient Sites.
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

Management's Discussion and Analysis (continued)

Results Overview
For the quarter ended June 30, 2022, net income available for Common Stockholders increased $0.4 million to $61.5 million, or $0.33 per fully diluted Common Share, compared to $61.1 million, or $0.33 per fully diluted Common Share, for the same period in 2021. For the six months ended June 30, 2022, net income available for Common Stockholders increased $18.1 million, or $0.09 per fully diluted Common Share, to $144.4 million, or $0.78 per fully diluted Common Share, compared to $126.3 million, or $0.69 per fully diluted Common Share, for the same period in 2021.
For the quarter ended June 30, 2022, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $4.0 million, or $0.01 per fully diluted Common Share, to $121.6 million, or $0.62 per fully diluted Common Share, compared to $117.6 million, or $0.61 per fully diluted Common Share, for the same period in 2021. For the six months ended June 30, 2022, FFO available for Common Stock and OP Unit holders increased $24.4 million, or $0.10 per fully diluted Common Share, to $262.5 million, or $1.34 per fully diluted Common Share, compared to $238.1 million, or $1.24 per fully diluted Common Share, for the same period in 2021.
For the quarter ended June 30, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $7.0 million, or $0.03 per fully diluted Common Share, to $125.3 million, or $0.64 per fully diluted Common Share, compared to $118.3 million, or $0.61 per fully diluted Common Share, for the same period in 2021. For the six months ended June 30, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $25.8 million, or $0.12 per fully diluted Common Share, to $266.7 million or $1.37 per fully diluted Common Share, compared $240.9 million, or $1.25 per fully diluted Common Share, for the same period 2021.
For the quarter ended June 30, 2022, our Core Portfolio property operating revenues, excluding deferrals, increased 4.9% and property operating expenses, excluding deferrals and property management, increased 7.0%, from the same period in 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 3.3%, compared to the same period in 2021. For the six months ended June 30, 2022, our Core Portfolio property operating revenues, excluding deferrals, increased 7.2% and property operating expenses, excluding deferrals and property management, increased 8.6%, from the same period in 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 6.2% compared to the same period in 2021.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.1% for each of the quarters ended June 30, 2022, December 31, 2021 and June 30, 2021. For the quarter ended June 30, 2022, our Core Portfolio occupancy increased by 59 sites with an increase in homeowner occupancy of 252 sites, compared to occupancy as of March 31, 2022. By comparison, for the quarter ended June 30, 2021, our Core Portfolio occupancy increased 74 sites with an increase in homeowner occupancy of 185 sites. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of June 30, 2022, we had 3,117 occupied rental homes in our Core MH communities, including 185 homes rented through our ECHO JV.
RV and marina base rental income in our Core Portfolio increased 6.6% and 13.9% for the quarter ended June 30, 2022 and six months ended June 30, 2022, respectively, compared to the same periods in 2021 driven by annual and seasonal rental income. Core RV and marina base rental income from annuals represents more than 60% of total Core RV and marina base rental income and increased 9.1% and 8.9% for the quarter ended June 30, 2022 and six months ended June 30, 2022, respectively, compared to the same period in 2021. Core seasonal RV and marina base rental income increased 30.6% and 54.1% for the quarter ended June 30, 2022 and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Core transient RV and marina base rental income decreased by $1.4 million, or 6.6% for the quarter ended June 30, 2022, compared to the same period in 2021 and increased $1.3 million or 3.7% for the six months ended June 30, 2022, compared to the same period in 2021.
Annual membership subscription revenue increased $1.3 million, or 9.3% for the quarter ended June 30, 2022 and $2.8 million, or 10.1% for the six months ended June 30, 2022, compared to the same periods in 2021. The increase in annual membership subscription revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily offset by a decrease in Membership upgrade sales current period, gross of $2.5 million, or 13.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 365 new home sales during the quarter ended June 30, 2022, compared to 295 new home sales during the quarter ended June 30, 2021, an increase of 23.7%. We closed 626 new home sales during the six months ended June 30, 2022,

Management's Discussion and Analysis (continued)

compared to 487 new home sales during the six months ended June 30, 2021, an increase of 28.5%. The increase in new home sales was primarily due to favorable housing trends in the broader real estate market.
Our gross investment in real estate increased $253.5 million to $7,242.6 million as of June 30, 2022 from $6,989.1 million as of December 31, 2021, primarily due to acquisitions and capital improvements during the six months ended June 30, 2022.
The following chart lists the Properties acquired or sold from January 1, 2021 through June 30, 2022 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2021 (1)				160,500
Acquisition Properties:
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Cortez Village Marina	Cortez, Florida	Marina	February 5, 2021	353
Fish Tale Marina	Fort Myers Beach, Florida	Marina	February 5, 2021	296
Hi-Lift Marina	Adventure, Florida	Marina	February 5, 2021	211
Hidden Harbour Marina	Pompano Beach, Florida	Marina	February 5, 2021	357
Inlet Harbor Marina	Ponce Inlet, Florida	Marina	February 5, 2021	295
Palm Harbour Marina	Cape Haze, Florida	Marina	February 5, 2021	260
Riverwatch Marina	Stuart, Florida	Marina	February 5, 2021	306
Boathouse Marina	Beaufort, North Carolina	Marina	February 5, 2021	547
Dale Hollow State Park Marina	Burkesville, Kentucky	Marina	February 5, 2021	198
Bay Point Marina	Marblehead, Ohio	Marina	February 5, 2021	841
Rivers Edge Marina	North Charleston, South Carolina	Marina	February 5, 2021	503
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Myrtle Beach Property (2)	Myrtle Beach, South Carolina	RV	August 26, 2021	813
Voyager RV Resort (3)	Tucson, Arizona	RV	October 14, 2021	—
RVC Portfolio	Multiple	Unconsolidated JV	November 1, 2021	988
Hope Valley	Turner, Oregon	RV	November 18, 2021	164
Lake Conroe	Montgomery, Texas	RV	December 15, 2021	261
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139

Expansion Site Development:
Sites added (reconfigured) in 2021				1,037
Sites added (reconfigured) in 2022				514

Total Sites as of June 30, 2022 (1)				170,900
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

Management's Discussion and Analysis (continued)

Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. We present bad debt expense within Property operating and maintenance in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated during all of 2021 and 2022. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2021 and 2022. This includes, but is not limited to, six RV communities and eleven marinas acquired during 2021, one membership RV community and three RV communities acquired during 2022 and our Westwinds MH community and Nicholson Plaza.
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
We define Normalized FFO as FFO excluding non-operating income and expense items, such as gains and losses from early debt extinguishment, including prepayment penalties, defeasance costs and transaction/pursuit costs, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Computation of Income from Property Operations:
Net income available for Common Stockholders	$61,509	$61,051	$144,415	$126,291
Redeemable preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,073	3,021	7,217	6,768
Equity in income of unconsolidated joint ventures	(1,253)	(1,068)	(1,424)	(1,936)
Income before equity in income of unconsolidated joint ventures	63,337	63,012	150,216	131,131
Loss on sale of real estate, net	—	—	—	59
Total other expenses, net	91,034	84,266	177,862	166,475
Gain from home sales operations and other	(4,126)	(2,354)	(6,654)	(3,737)
Income from property operations	$150,245	$144,924	$321,424	$293,928
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$61,509	$61,051	$144,415	$126,291
Income allocated to non-controlling interests – Common OP Units	3,073	3,021	7,217	6,768
Membership upgrade sales upfront payments, deferred, net	6,367	6,454	10,451	13,881
Membership sales commissions, deferred, net	(957)	(1,438)	(1,540)	(2,937)
Depreciation and amortization	50,796	48,316	100,190	93,714
Depreciation on unconsolidated joint ventures	835	184	1,776	367
Loss on sale of real estate, net	—	—	—	59
FFO available for Common Stock and OP Unit holders	121,623	117,588	262,509	238,143
Early debt retirement	640	755	1,156	2,784
Transaction/pursuit costs (1)	$3,082	$—	$3,082	$—
Normalized FFO available for Common Stock and OP Unit holders	$125,345	$118,343	$266,747	$240,927
Weighted average Common Shares outstanding – Fully Diluted	195,227	192,701	195,253	192,668

_____________________
(1)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2022 and June 30, 2021 and our operating activities, investing activities and financing activities for the six months ended June 30, 2022 and June 30, 2021. For the comparison of our results of operations for the quarters and six months ended June 30, 2021 and June 30, 2020 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2021 and June 30, 2020, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed with the SEC on July 27, 2021.
Comparison of the quarter ended June 30, 2022 to the quarter ended June 30, 2021
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended June 30, 2022 and June 30, 2021:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$155,763	$147,350	$8,413	5.7%	$158,689	$150,145	$8,544	5.7%
Rental home income (1)	3,804	4,271	(467)	(10.9)%	3,814	4,278	(464)	(10.8)%
RV and marina base rental income (1)	87,390	81,958	5,432	6.6%	98,338	89,008	9,330	10.5%
Annual membership subscriptions	15,395	14,266	1,129	7.9%	15,592	14,267	1,325	9.3%
Membership upgrades sales current period, gross	9,322	9,207	115	1.2%	9,535	9,207	328	3.6%
Utility and other income (1)	26,122	26,850	(728)	(2.7)%	29,823	28,205	1,618	5.7%
Property operating revenues, excluding deferrals	297,796	283,902	13,894	4.9%	315,791	295,110	20,681	7.0%

Property operating and maintenance (1)(2)	106,922	98,882	8,040	8.1%	114,220	103,104	11,116	10.8%
Real estate taxes	16,718	16,167	551	3.4%	19,182	17,896	1,286	7.2%
Rental home operating and maintenance	1,220	1,285	(65)	(5.1)%	1,226	1,312	(86)	(6.6)%
Sales and marketing, gross	6,345	6,297	48	0.8%	6,409	6,298	111	1.8%
Property operating expenses, excluding deferrals and property management	131,205	122,631	8,574	7.0%	141,037	128,610	12,427	9.7%
Income from property operations, excluding deferrals and property management (3)	166,591	161,271	5,320	3.3%	174,754	166,500	8,254	5.0%
Property management	19,099	16,560	2,539	15.3%	19,099	16,560	2,539	15.3%
Income from property operations, excluding deferrals (3)	147,492	144,711	2,781	1.9%	155,655	149,940	5,715	3.8%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	5,410	5,016	394	7.9%	5,410	5,016	394	7.9%
Income from property operations (3)	$142,082	$139,695	$2,387	1.7%	$150,245	$144,924	$5,321	3.7%
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
(3)See Part I. Item 2. Management Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended June 30, 2022, increased $5.3 million, or 3.7%, from the quarter ended June 30, 2021, driven by an increase of $2.4 million, or 1.7%, from our Core Portfolio and an increase of $2.9 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in RV and marina base rental income and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was primarily attributed to income from properties acquired in 2021 and the first half of 2022.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended June 30, 2022 increased $8.4 million, or 5.7%, from the quarter ended June 30, 2021, which reflects 5.3% growth from rate increases and 0.4% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $753 for the quarter ended June 30, 2022 from approximately $716 for the quarter ended June 30, 2021. The average occupancy for our Core Portfolio was 95.1% for the quarters ended June 30, 2022 and June 30, 2021. The average occupancy rate decreased slightly due to the addition of expansion sites.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$57,403	$52,615	$4,788	9.1%	$66,653	$58,748	$7,905	13.5%
Seasonal	9,034	6,915	2,119	30.6%	9,473	7,447	2,026	27.2%
Transient	20,953	22,428	(1,475)	(6.6)%	22,212	22,813	(601)	(2.6)%
RV and marina base rental income	$87,390	$81,958	$5,432	6.6%	$98,338	$89,008	$9,330	10.5%
RV and marina base rental income in our Core Portfolio for the quarter ended June 30, 2022 increased $5.4 million, or 6.6%, from the quarter ended June 30, 2021, driven by an increase in Annual and Seasonal RV and marina base rental income that was partially offset by a decrease in Transient rental income. The increase in Annual RV and marina base rental income of 9.1% was seen across all regions with the South, West and Northeast being the primary contributors. The increase in Seasonal RV and marina base rental income of 30.6% was driven by demand for extended stays, mainly in Florida. The decrease in Transient RV and marina base rental income of 6.6% was due to difficult weather in April and May and an increase in longer stays which reduced the number of Transient sites available.
Annual membership subscription revenue in our Core Portfolio for the quarter ended June 30, 2022 increased $1.1 million, or 7.9%, from the quarter ended June 30, 2021, reflecting a 6.5% increase in the number of Thousand Trails Camping members.
Utility and other income in our Core Portfolio for the quarter ended June 30, 2022 decreased $0.7 million, or 2.7%, from the quarter ended June 30, 2021. The decrease was due to a decrease of $2.3 million in other property income related to Hurricane Hanna insurance proceeds received in 2021 partially offset by higher utility income of $1.3 million. The increase in utility income was primarily due to an increase in electric income across the South and West, sewer income in all regions and trash income in the South. The utility recovery rate (utility income divided by utility expenses) for the quarters ended June 30, 2022 and 2021 was approximately 44% and 43%, respectively.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended June 30, 2022 increased $8.6 million, or 7.0%, from the quarter ended June 30, 2021, driven by increases in property operating and maintenance expenses of $8.0 million and real estate taxes of $0.6 million. Core property operating and maintenance expenses were higher in 2022 primarily due to increases in utility expenses of $2.8 million, repair and maintenance of $2.6 million, property payroll of $1.8 million and administrative expenses of $1.4 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenues from new home sales (1)	$33,848	$23,320	$10,528	45.1%
Cost of new home sales (1)	30,020	22,243	7,777	35.0%
Gross profit from new home sales	3,828	1,077	2,751	255.4%

Gross revenues from used home sales	1,367	1,107	260	23.5%
Cost of used home sales	1,437	1,613	(176)	(10.9)%
Loss from used home sales	(70)	(506)	436	86.2%

Gross revenue from brokered resales and ancillary services	17,466	15,810	1,656	10.5%
Cost of brokered resales and ancillary services	9,514	7,937	1,577	19.9%
Gross profit from brokered resales and ancillary services	7,952	7,873	79	1.0%

Home selling and ancillary operating expenses	7,584	6,090	1,494	24.5%

Income from home sales and other	$4,126	$2,354	$1,772	75.3%

Home sales volumes
Total new home sales (2)	365	295	70	23.7%
New Home Sales Volume - ECHO JV	29	16	13	81.3%
Used home sales	97	108	(11)	(10.2)%
Brokered home resales	263	212	51	24.1%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales and other operations was $4.1 million for the second quarter of 2022, an increase of $1.8 million, compared to $2.4 million in the second quarter of 2021. The increase in income from home sales and other operations was primarily due to an increase in gross profit from new home sales resulting from an increase of 70 new home sales during the second quarter of 2022 compared to the second quarter of 2021, primarily driven by favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$10,868	$12,357	$(1,489)	(12.0)%
Rental home operating and maintenance expenses	1,220	1,285	(65)	(5.1)%
Income from rental operations	9,648	11,072	(1,424)	(12.9)%
Depreciation on rental homes (2)	2,499	2,685	(186)	(6.9)%
Income from rental operations, net of depreciation	$7,149	$8,387	$(1,238)	(14.8)%

Gross investment in new manufactured home rental units (3)	$221,251	$230,774	$(9,523)	(4.1)%
Gross investment in used manufactured home rental units	$14,571	$17,753	$(3,182)	(17.9)%

Net investment in new manufactured home rental units	$184,101	$196,494	$(12,393)	(6.3)%
Net investment in used manufactured home rental units	$6,076	$11,688	$(5,612)	(48.0)%

Number of occupied rentals – new, end of period (4)	2,742	3,305	(563)	(17.0)%
Number of occupied rentals – used, end of period	375	491	(116)	(23.6)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $7.1 million and $8.1 million for the quarters ended June 30, 2022 and June 30, 2021, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $18.7 million and $17.7 million as of June 30, 2022 and June 30, 2021, respectively.
(4)Includes 185 and 282 homes rented through our ECHO JV as of June 30, 2022 and 2021, respectively.
Income from rental operations, net of depreciation, decreased $1.2 million during the second quarter of 2022, compared to the second quarter of 2021, primarily due to a decrease in rental operations revenues as a result of a decrease in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(50,796)	$(48,316)	$(2,480)	(5.1)%
Interest income	1,722	1,742	(20)	(1.1)%
Income from other investments, net	2,617	1,222	1,395	114.2%
General and administrative	(11,695)	(10,228)	(1,467)	(14.3)%
Other expenses	(4,189)	(800)	(3,389)	(423.6)%
Early debt retirement	(640)	(755)	115	15.2%
Interest and related amortization	(28,053)	(27,131)	(922)	(3.4)%
Total other income and expenses, net	$(91,034)	$(84,266)	$(6,768)	(8.0)%

Total other income and expenses, net increased $6.8 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, primarily due to an increase in other expenses, higher depreciation and amortization and an increase in general and administrative costs, partially offset by an increase in income from other investments. The increase in other expenses was primarily due to transaction/pursuit costs of $3.1 million related to unconsummated acquisitions recognized during the quarter. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in 2021 and the first half of 2022. The increase in income from other investments, net was primarily due to net income from MHVillage/Datacomp (acquired in the fourth quarter of 2021).

Management's Discussion and Analysis (continued)

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2022 and 2021.

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$310,199	$293,556	$16,643	5.7%	$316,025	$299,119	$16,906	5.7%
Rental home income (1)	7,758	8,559	(801)	(9.4)%	7,775	8,571	(796)	(9.3)%
RV and marina base rental income (1)	183,792	161,361	22,431	13.9%	207,102	172,596	34,506	20.0%
Annual membership subscriptions	30,498	27,918	2,580	9.2%	30,749	27,921	2,828	10.1%
Membership upgrade sales current period, gross	16,437	19,221	(2,784)	(14.5)%	16,686	19,221	(2,535)	(13.2)%
Utility and other income (1)	52,436	50,306	2,130	4.2%	59,866	52,923	6,943	13.1%
Property operating revenues, excluding deferrals	601,120	560,921	40,199	7.2%	638,203	580,351	57,852	10.0%

Property operating and maintenance (1)(2)	204,659	185,178	19,481	10.5%	218,308	192,764	25,544	13.3%
Real estate taxes	33,932	32,400	1,532	4.7%	38,639	35,746	2,893	8.1%
Rental home operating and maintenance	2,608	2,509	99	3.9%	2,628	2,555	73	2.9%
Sales and marketing, gross	11,244	12,472	(1,228)	(9.8)%	11,323	12,474	(1,151)	(9.2)%
Property operating expenses, excluding deferrals and property management	252,443	232,559	19,884	8.6%	270,898	243,539	27,359	11.2%
Income from property operations, excluding deferrals and property management (3)	348,677	328,362	20,315	6.2%	367,305	336,812	30,493	9.1%
Property management	36,970	31,941	5,029	15.7%	36,970	31,940	5,030	15.7%
Income from property operations, excluding deferrals (3)	311,707	296,421	15,286	5.2%	330,335	304,872	25,463	8.4%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	8,911	10,944	(2,033)	(18.6)%	8,911	10,944	(2,033)	(18.6)%
Income from property operations (3)	$302,796	$285,477	$17,319	6.1%	$321,424	$293,928	$27,496	9.4%
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
(3)See Part I. Item 2. Management Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for 2022 increased $27.5 million, or 9.4%, from 2021, driven by an increase of $17.3 million, or 6.1%, from our Core Portfolio and by an increase of $10.2 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in RV and marina base rental income and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in 2021 and the first half of 2022.
Property Operating Revenues
MH base rental income in our Core Portfolio for 2022 increased $16.6 million, or 5.7%, from 2021, which reflects 5.2% growth from rate increases and 0.5% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $750 in 2022 from approximately $713 in 2021. The average occupancy for the Core Portfolio was 95.1% for the six months ended June 30, 2022 compared to 95.2% for the six months ended June 30, 2021. The decrease in the average occupancy is due to expansion sites added.

Management's Discussion and Analysis (continued)

RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$112,811	$103,636	$9,175	8.9%	$130,986	$113,267	$17,719	15.6%
Seasonal	33,962	22,040	11,922	54.1%	36,098	22,809	13,289	58.3%
Transient	37,019	35,685	1,334	3.7%	40,018	36,520	3,498	9.6%
RV and marina base rental income	$183,792	$161,361	$22,431	13.9%	$207,102	$172,596	$34,506	20.0%
RV and marina base rental income in our Core Portfolio for 2022 increased $22.4 million, or 13.9%, from 2021 primarily due to increases in Seasonal and Annual RV and marina base rental income. The increase of Seasonal RV and marina base rental income of $11.9 million, or 54.1% was due to the rebound of seasonal demand in the South and West as we welcomed back our Canadian guests and our domestic customers were able to travel without restrictions. The increase in Annual RV and marina base rental income of $9.2 million, or 8.9% was seen across all regions, primarily in the South, West and Northeast.
Annual membership subscription revenue in our Core Portfolio for 2022 increased $2.6 million, or 9.2%, from 2021, reflecting a 6.5% increase in the number of Thousand Trails Camping members. The increase in annual membership subscription revenue of $2.6 million, or 9.2% from 2021 was offset by a Membership upgrade sales current period, gross decrease of $2.8 million, or 14.5%, from 2021, as a result of the decrease in the number of upgrades sold primarily due to the introduction of the Adventure product during the first quarter of 2021.
Utility and other income in our Core Portfolio for 2022 increased $2.1 million, or 4.2%, from 2021. The increase was primarily due to an increase in utility income of $3.3 million and pass-through income of $0.7 million, partially offset by a decrease in other property income of $1.9 million. The increase in utility income was primarily due to an increase in electric income. The utility recovery rate (utility income divided by utility expenses) for both 2022 and 2021 was approximately 45%. The decrease in other property income was due to Hurricane Hanna recovery revenue received in 2021.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2022 increased $19.9 million, or 8.6%, from 2021, driven by increases in property operating and maintenance expenses of $19.5 million. Core property operating and maintenance expenses were higher in 2022 compared to 2021 due to increases in utility expenses of $7.4 million, repairs and maintenance expenses of $5.5 million, and property payroll expenses of $3.4 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenues from new home sales (1)	$59,378	$37,658	$21,720	57.7%
Cost of new home sales (1)	53,346	35,958	17,388	48.4%
Gross profit from new home sales	6,032	1,700	4,332	254.8%

Gross revenues from used home sales	2,365	1,989	376	18.9%
Cost of used home sales	2,847	2,766	81	2.9%
Loss from used home sales	(482)	(777)	295	38.0%

Gross revenue from brokered resales and ancillary services	30,647	25,831	4,816	18.6%
Cost of brokered resales and ancillary services	15,477	11,986	3,491	29.1%
Gross profit from brokered resales and ancillary services	15,170	13,845	1,325	9.6%

Home selling and ancillary operating expenses	14,066	11,031	3,035	27.5%

Income from home sales and other	$6,654	$3,737	$2,917	78.1%

Home sales volumes
Total new home sales (2)	626	487	139	28.5%
New Home Sales Volume - ECHO JV	51	24	27	112.5%
Used home sales	169	210	(41)	(19.5)%
Brokered home resales	451	372	79	21.2%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other was $6.7 million for the six months ended June 30, 2022, an increase of $2.9 million, compared to $3.7 million for the six months ended June 30, 2021. The increase in income from home sales and other operations was primarily due to an increase in gross profit from new home sales resulting from an increase of 139 new home sales during the six months ended June 30, 2022 compared to the six months ended June 30 2021, primarily driven by favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$22,216	$24,752	$(2,536)	(10.2)%
Rental home operating and maintenance expenses	2,608	2,509	99	3.9%
Income from rental operations	19,608	22,243	(2,635)	(11.8)%
Depreciation on rental homes (2)	5,016	5,305	(289)	(5.4)%
Income from rental operations, net of depreciation	$14,592	$16,938	$(2,346)	(13.9)%

Gross investment in new manufactured home rental units (3)	$221,251	$230,774	$(9,523)	(4.1)%
Gross investment in used manufactured home rental units	$14,571	$17,753	$(3,182)	(17.9)%

Net investment in new manufactured home rental units	$184,101	$196,494	$(12,393)	(6.3)%
Net investment in used manufactured home rental units	$6,076	$11,688	$(5,612)	(48.0)%

Number of occupied rentals – new, end of period (4)	2,742	3,305	(563)	(17.0)%
Number of occupied rentals – used, end of period	375	491	(116)	(23.6)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $14.5 million and $16.2 million of Site rental income for the six months ended June 30, 2022 and 2021, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $18.7 million and $17.7 million as of June 30, 2022 and 2021, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 185 and 282 homes rented through our ECHO JV as of June 30, 2022 and 2021, respectively.

Income from rental operations, net of depreciation, was $2.3 million lower during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease in rental operations revenues as a result of a decrease in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(100,190)	$(93,714)	$(6,476)	(6.9)%
Interest income	3,481	3,509	(28)	(0.8)%
Income from other investments, net	4,521	2,158	2,363	109.5%
General and administrative	(23,992)	(20,740)	(3,252)	(15.7)%
Other expenses	(5,009)	(1,498)	(3,511)	(234.4)%
Early debt retirement	(1,156)	(2,784)	1,628	58.5%
Interest and related amortization	(55,517)	(53,406)	(2,111)	(4.0)%
Total other income and expenses, net	$(177,862)	$(166,475)	$(11,387)	(6.8)%

Total other income and expenses, net increased $11.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher depreciation and amortization, other expenses and general administrative expenses. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired in 2021 and the first half of 2022. The increase in Other expenses was primarily due to transaction/pursuit costs of $3.1 million related to unconsummated acquisitions. The increase in general and administrative expense was due to higher payroll costs.

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
During the six months ended June 30, 2022, we sold 328,123 shares of our common stock under our prior ATM equity program for gross cash proceeds of approximately $28.0 million at a weighted average share price of $86.46. As of June 30, 2022, the full capacity of our current ATM equity offering program remained available for issuance.
As of June 30, 2022, we had available liquidity in the form of approximately 413.9 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the six months ended June 30, 2022, we closed on a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels. We also closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the refinancing transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the LOC. See Part I. Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swap, see Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of June 30, 2022, our LOC had a borrowing capacity of $452.2 million. As of June 30, 2022, the LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, carries an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
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
The following table summarizes our cash flows activity:

	Six Months ended June 30,
(amounts in thousands)	2022	2021
Net cash provided by operating activities	$354,463	$328,926
Net cash used in investing activities	(302,050)	(475,211)
Net cash (used in) provided by financing activities	(133,385)	166,978
Net (decrease) increase in cash and restricted cash	$(80,972)	$20,693
Operating Activities
Net cash provided by operating activities increased $25.5 million to $354.5 million for the six months ended June 30, 2022 from $328.9 million for the six months ended June 30, 2021. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $27.5 million.
Investing Activities
Net cash used in investing activities decreased $173.2 million to $302.1 million for the six months ended June 30, 2022 from $475.2 million for the six months ended June 30, 2021. The decrease was due to a decrease in spending on acquisitions of $244.7 million, partially offset by an increase in capital improvement spending of $61.3 million and an increase in investments in unconsolidated joint ventures of $11.8 million.
Capital Improvements
The following table summarizes capital improvements:

	Six Months ended June 30,
(amounts in thousands)	2022	2021
Asset preservation (1)	$20,073	$18,999
Improvements and renovations(2)	18,034	11,893
Property upgrades and development	70,263	45,008
New and used home investments (3) (4)	61,355	41,949
Total property improvements	169,725	117,849
Corporate	11,310	1,874
Total capital improvements	$181,035	$119,723
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
Financing Activities
Net cash used in financing activities was $133.4 million for the six months ended June 30, 2022. Net cash provided by financing activities was $167.0 million for the six months ended June 30, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net debt proceeds of approximately $320.7 million, partially offset by proceeds from the sale of common stock under our ATM program of approximately $28.4 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2021 Form 10-K.

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
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership is obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserts that it is no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminate on August 31, 2022. The Operating Partnership has filed a demurrer seeking dismissal of this cross complaint, and the Nicholsons also filed a demurrer to our complaint.
On July 19, 2022, the Nicholsons sent two notices of default to the Operating Partnership, one related to Westwinds and the other related to Nicholson Plaza, the adjacent shopping center. The notices generally assert that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. The Operating Partnership is evaluating the notices but expects to dispute the contention that it has not maintained Westwinds and Nicholson Plaza in compliance with the terms of the applicable ground leases.

Management's Discussion and Analysis (continued)

The arbitration which was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons is now proceeding with respect to the Nicholsons’ indemnification claim that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2022.

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

Management's Discussion and Analysis (continued)

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 26, 2022	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2022	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2022	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)