Form 10-Q
period 2022-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2022-10-21
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,111,005 shares of Common Stock as of October 18, 2022.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investment in real estate:
Land	$2,080,234	$2,019,787
Land improvements	4,050,685	3,912,062
Buildings and other depreciable property	1,137,297	1,057,215
	7,268,216	6,989,064
Accumulated depreciation	(2,211,405)	(2,103,774)
Net investment in real estate	5,056,811	4,885,290
Cash and restricted cash	30,510	123,398
Notes receivable, net	44,653	39,955
Investment in unconsolidated joint ventures	88,352	70,312
Deferred commission expense	50,029	47,349
Other assets, net	135,091	141,567
Total Assets	$5,405,446	$5,307,871

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,708,751	$2,627,783
Term loan, net	496,595	297,436
Unsecured line of credit	94,984	349,000
Accounts payable and other liabilities	184,771	172,285
Deferred membership revenue	195,290	176,439
Accrued interest payable	10,317	9,293
Rents and other customer payments received in advance and security deposits	115,035	118,696
Distributions payable	80,314	70,768
Total Liabilities	3,886,057	3,821,700
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 186,108,851 and 185,640,379 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	1,916	1,913
Paid-in capital	1,625,751	1,593,362
Distributions in excess of accumulated earnings	(200,969)	(183,689)
Accumulated other comprehensive income	20,476	3,524
Total Stockholders’ Equity	1,447,174	1,415,110
Non-controlling interests – Common OP Units	72,215	71,061
Total Equity	1,519,389	1,486,171
Total Liabilities and Equity	$5,405,446	$5,307,871

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$289,016	$269,573	$849,411	$774,293
Annual membership subscriptions	16,254	15,127	47,003	43,048
Membership upgrade sales current period, gross	11,085	10,122	27,771	29,343
Membership upgrade sales upfront payments, deferred, net	(7,777)	(7,253)	(18,228)	(21,134)
Other income	15,580	12,053	43,316	36,759
Gross revenues from home sales, brokered resales and ancillary services	52,547	44,570	144,937	110,048
Interest income	1,865	1,805	5,346	5,314
Income from other investments, net	2,399	1,238	6,920	3,396
Total revenues	380,969	347,235	1,106,476	981,067
Expenses:
Property operating and maintenance	123,181	109,164	341,480	300,700
Real estate taxes	17,734	18,408	56,373	54,154
Sales and marketing, gross	7,143	6,513	18,466	18,987
Membership sales commissions, deferred, net	(1,206)	(1,468)	(2,746)	(4,405)
Property management	19,003	17,015	55,973	48,955
Depreciation and amortization	52,547	44,414	152,737	138,127
Cost of home sales, brokered resales and ancillary services	40,224	34,830	111,894	85,541
Home selling expenses and ancillary operating expenses	7,080	6,558	21,146	17,588
General and administrative	11,086	10,401	35,078	31,141
Other expenses	1,627	797	6,636	2,295
Early debt retirement	—	—	1,156	2,784
Interest and related amortization	29,759	27,361	85,276	80,767
Total expenses	308,178	273,993	883,469	776,634
Loss on sale of real estate and impairment, net	(3,747)	—	(3,747)	(59)
Income before equity in income of unconsolidated joint ventures	69,044	73,242	219,260	204,374
Equity in income of unconsolidated joint ventures	1,465	851	2,889	2,786
Consolidated net income	70,509	74,093	222,149	207,160

Income allocated to non-controlling interests – Common OP Units	(3,346)	(3,468)	(10,563)	(10,236)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$67,163	$70,625	$211,578	$196,916

Consolidated net income	$70,509	$74,093	$222,149	$207,160
Other comprehensive income (loss):
Adjustment for fair market value of swap	4,235	86	16,952	325
Consolidated comprehensive income	74,744	74,179	239,101	207,485
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,547)	(3,472)	(11,370)	(10,253)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$71,197	$70,707	$227,723	$197,224

Earnings per Common Share – Basic	$0.36	$0.38	$1.14	$1.08

Earnings per Common Share – Fully Diluted	$0.36	$0.38	$1.14	$1.08

Weighted average Common Shares outstanding – Basic	185,814	183,469	185,758	182,590
Weighted average Common Shares outstanding – Fully Diluted	195,269	192,736	195,248	192,689
The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$—	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	—	513
Issuance of Common Stock	3	28,367		—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	—	9,924	—	9,924
Consolidated net income	—	—	—	82,906	—	4,144	87,050
Distributions	—	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	—	(645)
Balance as of March 31, 2022	1,916	1,619,164	—	(177,158)	13,448	72,967	1,530,337
Issuance of Common Stock through employee stock purchase plan	—	1,388	—	—	—	—	1,388
Compensation expenses related to restricted stock and stock options	—	2,681	—	—	—	—	2,681
Adjustment for Common OP Unitholders in the Operating Partnership	—	(303)	—	—	—	303	—
Adjustment for fair market value of swap	—	—	—	—	2,793	—	2,793
Consolidated net income	—	—	8	61,509	—	3,073	64,590
Distributions	—	—	(8)	(76,179)	—	(3,812)	(79,999)
Other	—	(54)	—	—	—	—	(54)
Balance as of June 30, 2022	1,916	1,622,876	—	(191,828)	16,241	72,531	1,521,736
Exchange of Common OP Units for Common Stock	—	203	—	—	—	(203)	—
Issuance of Common Stock through employee stock purchase plan	—	458	—	—	—	—	458
Compensation expenses related to restricted stock and stock options	—	2,654	—	—	—	—	2,654
Adjustment for Common OP Unitholders in the Operating Partnership	—	(342)	—	—	—	342	—
Adjustment for fair market value of swap	—	—	—	—	4,235	—	4,235
Consolidated net income	—	—	—	67,164	—	3,346	70,510
Distributions	—	—	—	(76,305)	—	(3,801)	(80,106)
Other	—	(98)	—	—	—	—	(98)
Balance as of September 30, 2022	$1,916	$1,625,751	$—	$(200,969)	$20,476	$72,215	$1,519,389

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Consolidated net income	$222,149	$207,160
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	3,747	59
Early debt retirement	1,156	2,784
Depreciation and amortization	156,074	140,336
Amortization of loan costs	3,631	3,505
Debt premium amortization	(145)	(243)
Equity in income of unconsolidated joint ventures	(2,889)	(2,786)
Distributions of income from unconsolidated joint ventures	340	52
Proceeds from insurance claims, net	(457)	589
Compensation expense related to incentive plans	5,367	9,434
Revenue recognized from membership upgrade sales upfront payments	(9,544)	(8,208)
Commission expense recognized related to membership sales	3,089	2,843
Changes in assets and liabilities:
Notes receivable, net	(3,954)	(4,129)
Deferred commission expense	(5,769)	(7,119)
Other assets, net	75,428	24,616
Accounts payable and other liabilities	15,475	47,520
Deferred membership revenue	28,080	30,738
Rents and other customer payments received in advance and security deposits	(3,957)	6,456
Net cash provided by operating activities	487,821	453,607
Cash Flows From Investing Activities:
Real estate acquisitions, net	(119,255)	(477,785)
Proceeds from disposition of properties, net	—	(7)
Investment in unconsolidated joint ventures	(16,022)	(493)
Distributions of capital from unconsolidated joint ventures	3,602	2,320
Proceeds from insurance claims	1,405	2,048
Capital improvements	(268,614)	(204,037)
Net cash used in investing activities	(398,884)	(677,954)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,359	1,717
Gross proceeds from the issuance of common stock	28,370	—
Distributions:
Common Stockholders	(219,854)	(195,112)
Common OP Unitholders	(10,997)	(10,681)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(3,449)	(2,814)
Principal payments and mortgage debt repayment	(119,608)	(108,968)
Mortgage notes payable financing proceeds	200,000	270,016
Term loan repayment	—	(300,000)
Term loan proceeds	200,000	600,000
Line of Credit repayment	(495,016)	(379,500)
Line of Credit proceeds	241,000	377,500
Debt issuance and defeasance costs	(3,826)	(11,225)
Other	(796)	(366)
Net cash (used in) provided by financing activities	(181,825)	240,559
Net (decrease) increase in cash and restricted cash	(92,888)	16,212
Cash and restricted cash, beginning of year	123,398	24,060
Cash and restricted cash, end of period	$30,510	$40,272

	Nine Months Ended September 30,
	2022	2021
Supplemental Information:
Cash paid for interest, net	$82,368	$77,377
Net investment in real estate – reclassification of rental homes	$75,726	$55,355
Other assets, net – reclassification of rental homes	$(75,726)	$(55,355)

Real estate acquisitions:
Investment in real estate	$(119,796)	$(494,342)
Notes receivable, net	(772)	—
Other assets, net	—	(2,815)
Deferred revenue - sale of right-to-use contracts	315	—
Accrued expenses and accounts payable	—	8,432
Other liabilities	702	—
Rents and other customer payments received in advance and security deposits	296	10,940
Real estate acquisitions, net	$(119,255)	$(477,785)

Real estate dispositions:
Investment in real estate	$—	$52
Loss on sale of real estate, net	—	(59)
Real estate dispositions, net	$—	$(7)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of September 30, 2022. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of September 30, 2022 and December 31, 2021, restricted cash consisted of $23.2 million and $29.3 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.

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

(amounts in thousands)	As of September 30, 2022
2022	$42,224
2023	170,732
2024	105,054
2025	40,852
2026	21,909
Thereafter	67,992
Total	$448,763

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring at various dates between 2028 and 2054. The Westwinds ground leases expired August 31, 2022, for additional information see Part I. Item 1. Financial Statements —Note 11. Commitments and Contingencies. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended September 30, 2022 and 2021, total operating lease payments were $2.7 million and $2.9 million, respectively. For the nine months ended September 30, 2022 and 2021, total operating lease payments were $8.2 million and $8.0 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2022:

	As of September 30, 2022
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2022	$145	$1,728	$1,873
2023	626	3,523	4,149
2024	632	3,097	3,729
2025	637	2,763	3,400
2026	615	2,543	3,158
Thereafter	4,325	13,140	17,465
Total undiscounted rental payments	6,980	26,794	33,774
Less imputed interest	(1,705)	(4,137)	(5,842)
Total lease liabilities	$5,275	$22,657	$27,932

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $25.9 million and $27.9 million, respectively, as of September 30, 2022. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.7% at September 30, 2022.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2022	2021	2022	2021
Numerators:
Net income available for Common Stockholders – Basic	$67,163	$70,625	$211,578	$196,916
Amounts allocated to non controlling interest (dilutive securities)	3,346	3,468	10,563	10,236
Net income available for Common Stockholders – Fully Diluted	$70,509	$74,093	$222,141	$207,152
Denominators:
Weighted average Common Shares outstanding – Basic	185,814	183,469	185,758	182,590
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,288	9,056	9,295	9,888
Stock options and restricted stock	167	211	195	211
Weighted average Common Shares outstanding – Fully Diluted	195,269	192,736	195,248	192,689

Earnings per Common Share – Basic	$0.36	$0.38	$1.14	$1.08

Earnings per Common Share – Fully Diluted	$0.36	$0.38	$1.14	$1.08

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2021.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022

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
There has been no ATM activity under the current ATM equity offering program during the nine months ended September 30, 2022 and as of September 30, 2022, the full capacity remained available for issuance. There was no ATM equity activity during the nine months ended September 30, 2021.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2022 and 2021, 34,680 and 1,451,710 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2022
On February 18, 2022, we completed the acquisition of Blue Mesa Recreational Ranch, a 385-site membership RV community located in Gunnison, Colorado, and Pilot Knob RV Resort a 247-site RV community located in Winterhaven, California for a combined purchase price of $15.9 million. The acquisition was funded with available cash.
On June 1, 2022, we completed the acquisition of a nine acre vacant land parcel in Sarasota, Florida, adjacent to one of our properties, for a purchase price of $2.3 million. The acquisition was funded with available cash.
On June 15, 2022, we completed the acquisition of Holiday Trav-L-Park Resort, a 299-site oceanfront RV community located in Emerald Isle, North Carolina for a purchase price of $50.7 million. The acquisition was funded with available cash and debt financing from the unsecured line of credit.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Real Estate (continued)
On June 16, 2022, we completed the acquisition of Oceanside RV Resort, a 139-site RV community located in Oceanside, California for a total purchase price of $44.4 million. The acquisition was funded with available cash and debt financing from the unsecured line of credit.
On July 21, 2022, we completed the acquisition of an 83-acre vacant land parcel in North Fort Myers, Florida, adjacent to one of our properties, for a purchase price of $6.4 million. The acquisition was funded with available cash.
On August 9, 2022, we completed the acquisition of a 78-acre vacant land parcel in Beecher, Illinois, adjacent to one of our properties, for a purchase price of $0.9 million. The acquisition was funded with available cash.
Impairment
Hurricane Ian made landfall on the west coast of Florida on September 28, 2022. The most significant damage to our properties occurred in or near the Fort Myers area. Six of our Properties in or near this market are temporarily closed. As a result of the storm event and the damage caused, we wrote down the carrying value of certain assets at these properties by approximately $3.7 million during the quarter and nine months ended September 30, 2022, which is included in Loss on sale of real estate and impairment, net in the Consolidated Statements of Income.

Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2022 and December 31, 2021, respectively):

					Investment as of		Income/(Loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
Meadows	Various (2,2)	1,077	50%		$150	$—	$1,850	$1,350
Lakeshore	Florida (3,3)	721	(b)		2,596	2,638	480	417
Voyager	Arizona (1,1)	—	33%	(c)	138	141	39	544
ECHO JV	Various	—	50%		18,979	18,136	843	475
RVC	Various	1,282	80%	(d)	57,779	49,397	(323)	—
Mulberry Farms	Various	—	50%	(e)	8,710	—	—	—
		3,080			$88,352	$70,312	$2,889	$2,786
_____________________
(a)The percentages shown approximate our economic interest as of September 30, 2022. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)Consists of a 33% interest in the utility plant servicing Voyager RV Resort. On October 14, 2021, we completed the acquisition of the remaining 50% interest in Voyager RV Resort.
(d)On July 1, 2022, we acquired an 80% interest in an additional joint venture with RVC Outdoor Destinations ("RVC") for a total value of $1.1 million.
(e)On January 18, 2022, we acquired a 50% equity interest in an entity developing an age-restricted community in Prescott Valley, Arizona.
We received approximately $3.9 million and $2.4 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2022 and 2021, respectively. Approximately $1.7 million and $2.2 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2022 and 2021, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 - Borrowing Arrangements (continued)

	As of September 30, 2022		As of December 31, 2021
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,027,030	$2,734,310	$2,743,527	$2,654,086

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of September 30, 2022, was approximately 3.7% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2023 to 2041. The debt encumbered a total of 114 and 117 of our Properties as of September 30, 2022 and December 31, 2021, respectively, and the gross carrying value of such Properties was approximately $2,851.5 million and $2,817.5 million, as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, we repaid $14.2 million of principal on two mortgage loans that were due to mature in 2022, incurring $0.5 million of prepayment penalties. These mortgage loans had a weighted average interest rate of 5.25% per annum and were secured by three RV communities.
During the nine months ended September 30, 2022, we entered into a $200.0 million secured refinancing transaction. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the Line of Credit (“LOC”).
Unsecured Debt
During the nine months ended September 30, 2022, we entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of Secured Overnight Financing Rate (“SOFR”) plus approximately 1.30% to 1.80%, depending on leverage levels.
The LOC had a balance of $95.0 million and $349.0 million outstanding as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our LOC had a remaining borrowing capacity of $405.0 million.
As of September 30, 2022, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
We have a three-year LIBOR Swap Agreement (the “Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25, 2024. Based on the leverage as of September 30, 2022, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2022	2021
Interest Rate Swap	Other assets, net	$20,474	$3,524

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2022	2021	(amounts in thousands)	2022	2021
Interest Rate Swap	$(18,479)	$142	Interest Expense	$(1,527)	$467

During the next twelve months, we estimate that $11.7 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2022, we had not posted any collateral related to the Swap.

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
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $2.6 million and $2.8 million for the quarters ended September 30, 2022 and 2021, respectively, and $7.9 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The Operating Partnership operated and managed Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expired on August 31, 2022 and did not contain extension options. The master lessor of these ground leases, The Nicholson Family Partnership (together with its predecessor in interest, the “Nicholsons”), has expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (continued)
We believe the Nicholsons’ demand to be unlawful, and on December 30, 2019, the Operating Partnership, together with certain interested parties, filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership had no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership and the interested parties filed an amended complaint on January 29, 2020. The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, seeking (i) a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” (ii) that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation and (iii) that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding.
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership is obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserts that it is no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminate on August 31, 2022. The Nicholsons filed a demurrer to our complaint which was denied by the Superior Court.
On July 19, 2022, the Nicholsons sent two notices of default to the Operating Partnership, one related to Westwinds and the other related to Nicholson Plaza, the adjacent shopping center. The notices generally assert that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. The Operating Partnership disputes the contention that it did not maintain Westwinds and Nicholson Plaza in compliance with the terms of the applicable ground leases.
The arbitration that was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons was set for a hearing on October 31, 2022 with respect to the Nicholsons’ claim that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration.
On October 6, 2022, the parties to the Superior Court proceeding as well as the arbitration entered into a binding agreement pursuant to which, among other things, the parties agreed to dismiss with prejudice all claims pending in the Superior Court and in the arbitration; however, the Nicholsons reserved their rights to pursue their claim that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. To the extent the Nicholsons pursue such claim, we intend to vigorously defend our interests. The parties are in the process of further documenting and implementing the settlement agreement. We do not expect the settlement agreement to have a material impact to our Consolidated Financial Statements.
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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2022 or 2021.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2022 and 2021:
Quarter Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$338,208	$38,497	$376,705
Operations expenses	(179,775)	(33,384)	(213,159)
Income from segment operations	158,433	5,113	163,546
Interest income	1,441	422	1,863
Depreciation and amortization	(50,026)	(2,521)	(52,547)
Loss on sale of real estate and impairment, net	(2,289)	(1,458)	(3,747)
Income from operations	$107,559	$1,556	$109,115
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			2,399
General and administrative			(11,086)
Other expenses			(1,627)
Interest and related amortization			(29,759)
Equity in income of unconsolidated joint ventures			1,465
Consolidated net income			$70,509

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements	$49,585	$37,994	$87,579

Quarter Ended September 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$312,239	$31,954	$344,193
Operations expenses	(162,234)	(28,787)	(191,021)
Income from segment operations	150,005	3,167	153,172
Interest income	1,320	483	1,803
Depreciation and amortization	(41,761)	(2,653)	(44,414)
Income (loss) from operations	$109,564	$997	$110,561
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			1,238
General and administrative			(10,401)
Other expenses			(797)
Interest and related amortization			(27,361)
Equity in income of unconsolidated joint ventures			851
Consolidated net income			$74,093

Total assets	$4,723,386	$258,474	$4,981,860
Capital improvements	$52,146	$32,169	$84,315

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Nine Months Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$984,535	$109,675	$1,094,210
Operations expenses	(506,739)	(95,847)	(602,586)
Income from segment operations	477,796	13,828	491,624
Interest income	4,198	1,143	5,341
Depreciation and amortization	(145,200)	(7,537)	(152,737)
Loss on sale of real estate and impairment, net	(2,289)	(1,458)	(3,747)
Income (loss) from operations	$334,505	$5,976	$340,481
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			6,920
General and administrative			(35,078)
Other expenses			(6,636)
Interest and related amortization			(85,276)
Equity in income of unconsolidated joint ventures			2,889
Early debt retirement			(1,156)
Consolidated net income			$222,149

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements	$169,265	$99,349	$268,614

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Nine Months Ended September 30, 2021

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$891,166	$81,191	$972,357
Operations expenses	(448,432)	(73,088)	(521,520)
Income from segment operations	442,734	8,103	450,837
Interest income	3,720	1,566	5,286
Depreciation and amortization	(130,169)	(7,958)	(138,127)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$316,226	$1,711	$317,937
Reconciliation to consolidated net income:
Corporate interest income			28
Income from other investments, net			3,396
General and administrative			(31,141)
Other expenses			(2,295)
Interest and related amortization			(80,767)
Equity in income of unconsolidated joint ventures			2,786
Early debt retirement			(2,784)
Consolidated net income			$207,160

Total assets	$4,723,386	$258,474	$4,981,860
Capital improvements	$129,919	$74,118	$204,037

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Rental income	$285,272	$265,431	$837,892	$761,580
Annual membership subscriptions	16,254	15,127	47,003	43,048
Membership upgrade sales current period, gross	11,085	10,122	27,771	29,343
Membership upgrade sales upfront payments, deferred, net	(7,777)	(7,253)	(18,228)	(21,134)
Other income	15,580	12,053	43,316	36,759
Gross revenues from ancillary services	17,794	16,759	46,781	41,570
Total property operations revenues	338,208	312,239	984,535	891,166
Expenses:
Property operating and maintenance	121,692	107,626	337,363	296,607
Real estate taxes	17,734	18,408	56,373	54,154
Sales and marketing, gross	7,143	6,513	18,466	18,987
Membership sales commissions, deferred, net	(1,206)	(1,468)	(2,746)	(4,405)
Cost of ancillary services	9,765	8,785	24,639	20,401
Ancillary operating expenses	5,644	5,355	16,671	13,733
Property management	19,003	17,015	55,973	48,955
Total property operations expenses	179,775	162,234	506,739	448,432
Income from property operations segment	$158,433	$150,005	$477,796	$442,734

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Rental income (a)	$3,744	$4,142	$11,519	$12,713
Gross revenue from home sales and brokered resales	34,753	27,812	98,156	68,478
Total revenues	38,497	31,954	109,675	81,191
Expenses:
Rental home operating and maintenance	1,489	1,538	4,117	4,093
Cost of home sales and brokered resales	30,459	26,046	87,255	65,140
Home selling expenses	1,436	1,203	4,475	3,855
Total expenses	33,384	28,787	95,847	73,088
Income from home sales and rentals operations segment	$5,113	$3,167	$13,828	$8,103
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of September 30, 2022, we owned or had an ownership interest in a portfolio of 445 Properties located throughout the United States and Canada containing 170,245 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States. See discussion of Hurricane Ian, including the impact to our Florida Properties in Part I. Item 2. Management's Discussion and Analysis—Results Overview on page 23.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2022
MH Sites	72,700
RV Sites:
Annual	34,400
Seasonal	12,700
Transient	14,600
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,100
Total	170,200
_________________________
(1)Primarily utilized to service approximately 132,200 members. Includes approximately 6,400 Sites rented on an annual basis.
(2)Includes approximately 1,800 annual Sites and 1,300 transient Sites.
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

Management's Discussion and Analysis (continued)

Results Overview
For the quarter ended September 30, 2022, net income available for Common Stockholders decreased $3.4 million to $67.2 million, or $0.36 per fully diluted Common Share, compared to $70.6 million, or $0.38 per fully diluted Common Share, for the same period in 2021. For the nine months ended September 30, 2022, net income available for Common Stockholders increased $14.7 million, or $0.06 per fully diluted Common Share, to $211.6 million, or $1.14 per fully diluted Common Share, compared to $196.9 million, or $1.08 per fully diluted Common Share, for the same period in 2021.
For the quarter ended September 30, 2022, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $9.9 million, or $0.04 per fully diluted Common Share, to $134.4 million, or $0.69 per fully diluted Common Share, compared to $124.5 million, or $0.65 per fully diluted Common Share, for the same period in 2021. For the nine months ended September 30, 2022, FFO available for Common Stock and OP Unit holders increased $34.3 million, or $0.15 per fully diluted Common Share, to $396.9 million, or $2.03 per fully diluted Common Share, compared to $362.6 million, or $1.88 per fully diluted Common Share, for the same period in 2021.
For the quarter ended September 30, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $12.3 million, or $0.05 per fully diluted Common Share, to $136.8 million, or $0.70 per fully diluted Common Share, compared to $124.5 million, or $0.65 per fully diluted Common Share, for the same period in 2021. For the nine months ended September 30, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $38.1 million, or $0.17 per fully diluted Common Share, to $403.5 million, or $2.07 per fully diluted Common Share, compared to $365.4 million, or $1.90 per fully diluted Common Share, for the same period 2021.
For the quarter ended September 30, 2022, our Core Portfolio property operating revenues, excluding deferrals, increased 5.3% and property operating expenses, excluding deferrals and property management, increased 7.8%, from the same period in 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 3.5%, compared to the same period in 2021. For the nine months ended September 30, 2022, our Core Portfolio property operating revenues, excluding deferrals, increased 6.5% and property operating expenses, excluding deferrals and property management, increased 8.3%, from the same period in 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.3%, compared to the same period in 2021.
Hurricane Ian made landfall on the west coast of Florida on September 28, 2022. Approximately 60% of our Florida portfolio was in the path of the storm as it moved across the state. During the storm, we prioritized the safety of our residents, guests and employees. For the majority of our properties the impact was limited to flooding, wind, wind-blown debris and falling trees and branches. These properties have resumed operations.
The most significant damage to our properties occurred in or near the Fort Myers area. Six of our Properties in or near this market continue to experience utility disruptions and are temporarily closed. The properties include four RV parks and two marinas with a total of 2,100 sites/slips. During the storm, the four RV properties experienced strong winds as well as significant flooding, including from unprecedented storm surges that resulted in damage to certain common area buildings, utility infrastructure and residents’ homes. The two marinas suffered wind related building damage and the process of restoring the buildings has begun. We currently expect these properties will resume operations during the fourth quarter, although certain locations may operate at a limited capacity.
Since the storm passed, we have worked towards quickly returning our properties to full operating condition with efforts focused on debris cleanup and removal and initiating the process to restore impacted buildings and infrastructure. Based on our prior experience with recovery following major storms, developing restoration plans and estimating costs to execute on those plans takes time, often several weeks. We did not accrue any repair and maintenance expenses related to cleanup or restoration efforts during the third quarter of 2022 given the short period of time between the storm’s passage and the end of the reporting period. However, as part of our review and based on information currently available, we have determined that storm-related damage to certain assets supported a $3.7 million reduction to the carrying value of those assets, which is included in Loss on sale of real estate and impairment, net in the Consolidated Statements of Income. We believe the costs to restore these damaged assets will be included in our insurance claim. We believe we have adequate insurance coverage, subject to deductibles, including business interruption though we are unable to predict the timing or amount of insurance recovery.

Management's Discussion and Analysis (continued)

We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.2%, 95.1% and 95.0% for the quarters ended September 30, 2022, December 31, 2021 and September 30, 2021, respectively. For the quarter ended September 30, 2022, our Core Portfolio occupancy increased by 22 sites with an increase in homeowner occupancy of 190 sites, compared to occupancy as of June 30, 2022. By comparison, for the quarter ended September 30, 2021, our Core Portfolio occupancy increased 67 sites with an increase in homeowner occupancy of 275 sites. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of September 30, 2022, we had 2,949 occupied rental homes in our Core MH communities, including 165 homes rented through our ECHO JV.
RV and marina base rental income in our Core Portfolio increased 4.1% and 10.3% for the quarter ended September 30, 2022 and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 driven by annual and seasonal rental income. Core RV and marina base rental income from annuals represents more than 60% of total Core RV and marina base rental income and increased 8.6% and 8.8% for the quarter ended September 30, 2022 and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Core seasonal RV and marina base rental income increased 21.2% and 46.0% for the quarter ended September 30, 2022 and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Core transient RV and marina base rental income decreased by $2.3 million, or 7.2% for the quarter ended September 30, 2022, compared to the same period in 2021 and decreased $1.0 million, or 1.4% for the nine months ended September 30, 2022, compared to the same period in 2021.
Annual membership subscription revenue increased $1.1 million, or 7.5% for the quarter ended September 30, 2022 and $4.0 million, or 9.2% for the nine months ended September 30, 2022, compared to the same periods in 2021. The increase in annual membership subscription revenue for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily offset by a decrease in Membership upgrade sales current period, gross of $1.6 million, or 5.4%, for the nine months ended September 30, 2022 compared to the same period in 2021.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 331 new home sales during the quarter ended September 30, 2022, compared to 338 new home sales during the quarter ended September 30, 2021, a decrease of 2.1%. We closed 957 new home sales during the nine months ended September 30, 2022, compared to 825 new home sales during the nine months ended September 30, 2021, an increase of 16.0%. The increase in new home sales was primarily in the Florida and Arizona markets due to favorable housing trends.
Our gross investment in real estate increased $279.1 million to $7,268.2 million as of September 30, 2022 from $6,989.1 million as of December 31, 2021, primarily due to acquisitions and capital improvements during the nine months ended September 30, 2022.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2021 through September 30, 2022 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2021 (1)				160,500
Acquisition Properties:
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Cortez Village Marina	Cortez, Florida	Marina	February 5, 2021	353
Fish Tale Marina	Fort Myers Beach, Florida	Marina	February 5, 2021	296
Hi-Lift Marina	Adventure, Florida	Marina	February 5, 2021	211
Hidden Harbour Marina	Pompano Beach, Florida	Marina	February 5, 2021	357
Inlet Harbor Marina	Ponce Inlet, Florida	Marina	February 5, 2021	295
Palm Harbour Marina	Cape Haze, Florida	Marina	February 5, 2021	260
Riverwatch Marina	Stuart, Florida	Marina	February 5, 2021	306
Boathouse Marina	Beaufort, North Carolina	Marina	February 5, 2021	547
Dale Hollow State Park Marina	Burkesville, Kentucky	Marina	February 5, 2021	198
Bay Point Marina	Marblehead, Ohio	Marina	February 5, 2021	841
Rivers Edge Marina	North Charleston, South Carolina	Marina	February 5, 2021	503
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Myrtle Beach Property (2)	Myrtle Beach, South Carolina	RV	August 26, 2021	813
Voyager RV Resort (3)	Tucson, Arizona	RV	October 14, 2021	—
RVC Portfolio	Multiple	Unconsolidated JV	November 1, 2021	988
Hope Valley	Turner, Oregon	RV	November 18, 2021	164
Lake Conroe	Montgomery, Texas	RV	December 15, 2021	261
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139

Expansion Site Development:
Sites added (reconfigured) in 2021				1,037
Sites added (reconfigured) in 2022				602

Ground Lease Termination:
Westwinds (4)	San Jose, California	MH	August 31, 2022	(723)

Total Sites as of September 30, 2022 (1) (5)				170,200
______________________
(1)    Sites are approximate. Total does not foot due to rounding.
(2)    RV community operated by a tenant pursuant to an existing ground lease.
(3)    On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager RV Resort joint venture. The Voyager RV Resort joint venture sites are included in the Total Sites as of January 1, 2021.
(4)    MH communities operated and managed by the Operating Partnership pursuant to ground leases that expired on August 31, 2022. For additional information see Part I. Item 1. Financial Statements — Note 11. Commitments and Contingencies.
(5)    See discussion of Hurricane Ian, including the impact to our Florida Properties in Part I. Item 2. Management's Discussion and Analysis—Results Overview on page 23.

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
Our Core Portfolio consists of our Properties owned and operated during all of 2021 and 2022. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2021 and 2022. This includes, but is not limited to, six RV communities and eleven marinas acquired during 2021, one membership RV community and three RV communities acquired during 2022 and our Westwinds MH community and an adjacent shopping center.
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

Management's Discussion and Analysis (continued)

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
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Computation of Income from Property Operations:
Net income available for Common Stockholders	$67,163	$70,625	$211,578	$196,916
Redeemable preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	3,346	3,468	10,563	10,236
Equity in income of unconsolidated joint ventures	(1,465)	(851)	(2,889)	(2,786)
Income before equity in income of unconsolidated joint ventures	69,044	73,242	219,260	204,374
Loss on sale of real estate and impairment, net	3,747	—	3,747	59
Total other expenses, net	90,755	79,930	268,617	246,404
Gain from home sales operations and other	(5,243)	(3,182)	(11,897)	(6,919)
Income from property operations	$158,303	$149,990	$479,727	$443,918

Management's Discussion and Analysis (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$67,163	$70,625	$211,578	$196,916
Income allocated to non-controlling interests – Common OP Units	3,346	3,468	10,563	10,236
Membership upgrade sales upfront payments, deferred, net	7,777	7,253	18,228	21,134
Membership sales commissions, deferred, net	(1,206)	(1,468)	(2,746)	(4,405)
Depreciation and amortization	52,547	44,414	152,737	138,127
Depreciation on unconsolidated joint ventures	1,035	180	2,811	547
Loss on sale of real estate and impairment, net (1)	3,747	—	3,747	59
FFO available for Common Stock and OP Unit holders	134,409	124,472	396,918	362,614
Early debt retirement	—	—	1,156	2,784
Transaction/pursuit costs (2)	302	—	3,384	—
Lease termination expenses (3)	2,073	—	2,073	—
Normalized FFO available for Common Stock and OP Unit holders	$136,784	$124,472	$403,531	$365,398
Weighted average Common Shares outstanding – Fully Diluted	195,269	192,736	195,248	192,689

_____________________
(1)Reflects a $3.7 million reduction to the carrying value of certain assets, including home inventory as a result of Hurricane Ian for the quarter and nine months ended September 30, 2022.
(2)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income.
(3)Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and Administrative expenses in the Consolidated Statement of Income.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2022 and September 30, 2021 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and September 30, 2021. For the comparison of our results of operations for the quarters and nine months ended September 30, 2021 and September 30, 2020 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and September 30, 2020, refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, filed with the SEC on October 26, 2021.
Comparison of the quarter ended September 30, 2022 to the quarter ended September 30, 2021
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended September 30, 2022 and September 30, 2021:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$157,037	$148,337	$8,700	5.9%	$159,045	$151,142	$7,903	5.2%
Rental home income (1)	3,729	4,136	(407)	(9.8)%	3,744	4,142	(398)	(9.6)%
RV and marina base rental income (1)	96,722	92,878	3,844	4.1%	109,882	100,589	9,293	9.2%
Annual membership subscriptions	16,054	15,126	928	6.1%	16,254	15,127	1,127	7.5%
Membership upgrades sales current period, gross	10,333	10,122	211	2.1%	11,085	10,122	963	9.5%
Utility and other income (1)	28,239	25,699	2,540	9.9%	32,746	27,616	5,130	18.6%
Property operating revenues, excluding deferrals	312,114	296,298	15,816	5.3%	332,756	308,738	24,018	7.8%

Property operating and maintenance (1)(2)	114,113	104,679	9,434	9.0%	122,513	109,489	13,024	11.9%
Real estate taxes	16,830	16,303	527	3.2%	17,734	18,408	(674)	(3.7)%
Rental home operating and maintenance	1,483	1,534	(51)	(3.3)%	1,489	1,538	(49)	(3.2)%
Sales and marketing, gross	6,624	6,511	113	1.7%	7,143	6,513	630	9.7%
Property operating expenses, excluding deferrals and property management	139,050	129,027	10,023	7.8%	148,879	135,948	12,931	9.5%
Income from property operations, excluding deferrals and property management (3)	173,064	167,271	5,793	3.5%	183,877	172,790	11,087	6.4%
Property management	19,003	17,015	1,988	11.7%	19,003	17,015	1,988	11.7%
Income from property operations, excluding deferrals (3)	154,061	150,256	3,805	2.5%	164,874	155,775	9,099	5.8%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	6,571	5,785	786	13.6%	6,571	5,785	786	13.6%
Income from property operations (3)	$147,490	$144,471	$3,019	2.1%	$158,303	$149,990	$8,313	5.5%
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
(3)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended September 30, 2022, increased $8.3 million, or 5.5%, from the quarter ended September 30, 2021, driven by an increase of $3.0 million, or 2.1%, from our Core Portfolio and an increase of $5.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income and RV and marina base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was primarily attributed to income from properties acquired in 2021 and the first three quarters of 2022.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended September 30, 2022 increased $8.7 million, or 5.9%, from the quarter ended September 30, 2021, which reflects 5.5% growth from rate increases and 0.4% growth from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $759 for the quarter ended September 30, 2022 from approximately $720 for the quarter ended September 30, 2021. The average occupancy for our Core Portfolio was 95.2% for the quarter ended September 30, 2022 and 95.0% for the quarter ended September 30, 2021.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$58,484	$53,861	$4,623	8.6%	$68,008	$60,435	$7,573	12.5%
Seasonal	8,722	7,195	1,527	21.2%	9,478	7,336	2,142	29.2%
Transient	29,516	31,822	(2,306)	(7.2)%	32,396	32,818	(422)	(1.3)%
RV and marina base rental income	$96,722	$92,878	$3,844	4.1%	$109,882	$100,589	$9,293	9.2%
RV and marina base rental income in our Core Portfolio for the quarter ended September 30, 2022 increased $3.8 million, or 4.1%, from the quarter ended September 30, 2021, driven by an increase in Annual and Seasonal RV and marina base rental income that was partially offset by a decrease in Transient rental income. The increase in Annual RV and marina base rental income of 8.6% was driven by a net increase in Annual RV sites. The increase in Seasonal RV and marina base rental income of 21.2% was driven by increases in all regions except the Northeast, with the South as the largest contributor. The decrease in Transient RV and marina base rental income of 7.2% was primarily due to a decrease in transient RV revenue as a result of a reduction in the number of Transient sites available.
Annual membership subscription revenue in our Core Portfolio for the quarter ended September 30, 2022 increased $0.9 million, or 6.1%, from the quarter ended September 30, 2021. During the quarter ended September 30, 2022 we sold approximately 7,200 Thousand Trails Camping Pass memberships, an increase of 7.5% from the quarter ended September 30, 2021.
Utility and other income in our Core Portfolio for the quarter ended September 30, 2022 increased $2.5 million, or 9.9%, from the quarter ended September 30, 2021. The increase was primarily due to a $1.5 million increase in utility income, which was primarily due to an increase in electric income in the South and West, sewer income in all regions and trash income in the South. The utility recovery rate (utility income divided by utility expenses) for the quarters ended September 30, 2022 and 2021 was approximately 42% and 43%, respectively.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended September 30, 2022 increased $10.0 million, or 7.8%, from the quarter ended September 30, 2021, driven by increases in property operating and maintenance expenses of $9.4 million and real estate taxes of $0.5 million. Core property operating and maintenance expenses were higher in 2022 primarily due to increases in utility expenses of $4.2 million, property payroll of $2.8 million, administrative expenses of $1.3 million, and repair and maintenance of $1.2 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenues from new home sales (1)	$32,850	$26,413	$6,437	24.4%
Cost of new home sales (1)	29,380	24,519	4,861	19.8%
Gross profit from new home sales	3,470	1,894	1,576	83.2%

Gross revenues from used home sales	972	863	109	12.6%
Cost of used home sales	747	1,328	(581)	(43.8)%
Profit (Loss) from used home sales	225	(465)	690	148.4%

Gross revenue from brokered resales and ancillary services	18,725	17,294	1,431	8.3%
Cost of brokered resales and ancillary services	10,097	8,983	1,114	12.4%
Gross profit from brokered resales and ancillary services	8,628	8,311	317	3.8%

Home selling and ancillary operating expenses	7,080	6,558	522	8.0%

Income from home sales and other	$5,243	$3,182	$2,061	64.8%

Home sales volumes
Total new home sales (2)	331	338	(7)	(2.1)%
New Home Sales Volume - ECHO JV	21	32	(11)	(34.4)%
Used home sales	81	104	(23)	(22.1)%
Brokered home resales	223	171	52	30.4%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
Income from home sales and other operations was $5.2 million for the quarter ended September 30, 2022, an increase of $2.1 million, compared to $3.2 million in the quarter ended September 30, 2021. The increase in income from home sales and other operations was primarily due to an increase in gross profit from new home sales during the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, primarily driven by favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$10,420	$11,962	$(1,542)	(12.9)%
Rental home operating and maintenance expenses	1,483	1,534	(51)	(3.3)%
Income from rental operations	8,937	10,428	(1,491)	(14.3)%
Depreciation on rental homes (2)	2,521	2,654	(133)	(5.0)%
Income from rental operations, net of depreciation	$6,416	$7,774	$(1,358)	(17.5)%

Gross investment in new manufactured home rental units (3)	$221,840	$231,705	$(9,865)	(4.3)%
Gross investment in used manufactured home rental units	$15,226	$16,667	$(1,441)	(8.6)%

Net investment in new manufactured home rental units	$179,565	$198,200	$(18,635)	(9.4)%
Net investment in used manufactured home rental units	$6,491	$10,878	$(4,387)	(40.3)%

Number of occupied rentals – new, end of period (4)	2,594	3,132	(538)	(17.2)%
Number of occupied rentals – used, end of period	355	456	(101)	(22.1)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.7 million and $7.8 million for the quarters ended September 30, 2022 and September 30, 2021, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $19.0 million and $17.8 million as of September 30, 2022 and September 30, 2021, respectively.
(4)Includes 165 and 253 homes rented through our ECHO JV as of September 30, 2022 and 2021, respectively.
Income from rental operations, net of depreciation, decreased $1.4 million during the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, primarily due to a decrease in the number of occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(52,547)	$(44,414)	$(8,133)	(18.3)%
Interest income	1,865	1,805	60	3.3%
Income from other investments, net	2,399	1,238	1,161	93.8%
General and administrative	(11,086)	(10,401)	(685)	(6.6)%
Other expenses	(1,627)	(797)	(830)	(104.1)%
Interest and related amortization	(29,759)	(27,361)	(2,398)	(8.8)%
Total other income and expenses, net	$(90,755)	$(79,930)	$(10,825)	(13.5)%

Total other income and expenses, net increased $10.8 million for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, primarily due to higher depreciation and amortization and higher interest and related amortization. The increase in depreciation and amortization is due to depreciation on Non-core properties acquired in 2021 and the nine months ended September 30, 2022.

Loss on sale of real estate and impairment, net
During the quarter ended September 30, 2022, we wrote down the carrying value of certain assets at six properties by approximately $3.7 million as a result of property damage caused by Hurricane Ian. For additional information see Part I. Item 2. Management's Discussion and Analysis — Results Overview.

Management's Discussion and Analysis (continued)

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2022 and 2021.

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$467,236	$441,893	$25,343	5.7%	$475,070	$450,261	$24,809	5.5%
Rental home income (1)	11,487	12,695	(1,208)	(9.5)%	11,519	12,713	(1,194)	(9.4)%
RV and marina base rental income (1)	280,514	254,239	26,275	10.3%	316,984	273,185	43,799	16.0%
Annual membership subscriptions	46,552	43,044	3,508	8.1%	47,003	43,048	3,955	9.2%
Membership upgrade sales current period, gross	26,770	29,343	(2,573)	(8.8)%	27,771	29,343	(1,572)	(5.4)%
Utility and other income (1)	80,675	76,005	4,670	6.1%	92,612	80,539	12,073	15.0%
Property operating revenues, excluding deferrals	913,234	857,219	56,015	6.5%	970,959	889,089	81,870	9.2%

Property operating and maintenance (1)(2)	318,772	289,857	28,915	10.0%	340,821	302,253	38,568	12.8%
Real estate taxes	50,762	48,703	2,059	4.2%	56,373	54,154	2,219	4.1%
Rental home operating and maintenance	4,091	4,043	48	1.2%	4,117	4,093	24	0.6%
Sales and marketing, gross	17,868	18,983	(1,115)	(5.9)%	18,466	18,987	(521)	(2.7)%
Property operating expenses, excluding deferrals and property management	391,493	361,586	29,907	8.3%	419,777	379,487	40,290	10.6%
Income from property operations, excluding deferrals and property management (3)	521,741	495,633	26,108	5.3%	551,182	509,602	41,580	8.2%
Property management	55,973	48,956	7,017	14.3%	55,973	48,955	7,018	14.3%
Income from property operations, excluding deferrals (3)	465,768	446,677	19,091	4.3%	495,209	460,647	34,562	7.5%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	15,482	16,729	(1,247)	(7.5)%	15,482	16,729	(1,247)	(7.5)%
Income from property operations (3)	$450,286	$429,948	$20,338	4.7%	$479,727	$443,918	$35,809	8.1%
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
(3)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for the nine months ended September 30, 2022 increased $35.8 million, or 8.1%, from the same period in 2021, driven by an increase of $20.3 million, or 4.7%, from our Core Portfolio and by an increase of $15.5 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in RV and marina base rental income and MH base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in 2021 and the first three quarters of 2022.
Property Operating Revenues
MH base rental income in our Core Portfolio for the nine months ended September 30, 2022 increased $25.3 million, or 5.7%, from the same period in 2021, which reflects 5.3% growth from rate increases and 0.4% growth from occupancy gains. The average monthly base rental income per Site increased to approximately $753 in 2022 from approximately $715 in 2021. The average occupancy for the Core Portfolio was 95.1% for both the nine months ended September 30, 2022 and 2021.

Management's Discussion and Analysis (continued)

RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$171,295	$157,497	$13,798	8.8%	$198,994	$173,702	$25,292	14.6%
Seasonal	42,684	29,235	13,449	46.0%	45,576	30,145	15,431	51.2%
Transient	66,535	67,507	(972)	(1.4)%	72,414	69,338	3,076	4.4%
RV and marina base rental income	$280,514	$254,239	$26,275	10.3%	$316,984	$273,185	$43,799	16.0%
RV and marina base rental income in our Core Portfolio for the nine months ended September 30, 2022 increased $26.3 million, or 10.3%, from the same period in 2021 primarily due to increases in Annual and Seasonal RV and marina base rental income. The increase in Annual RV and marina base rental income of $13.8 million, or 8.8% was seen across all regions, primarily in the South, West and Northeast. The increase in Seasonal RV and marina base rental income of $13.4 million, or 46.0% was due to the rebound of seasonal demand in the South and West as we welcomed back our Canadian guests and our domestic customers were able to travel without restrictions.
Annual membership subscription revenue in our Core Portfolio for the nine months ended September 30, 2022 increased $3.5 million, or 8.1%, from the same period in 2021, reflecting a 5.7% increase in the number of Thousand Trails Camping members. The increase in annual membership subscription revenue of $3.5 million, or 8.1%, from 2021 was offset by a Membership upgrade sales current period, gross decrease of $2.6 million, or 8.8%, from 2021, as a result of the decrease in the number of upgrades sold primarily due to the introduction of the Adventure product during the quarter ended March 31, 2021.
Utility and other income in our Core Portfolio for the nine months ended September 30, 2022 increased $4.7 million, or 6.1%, from the same period in 2021. The increase was primarily due to an increase in utility income of $4.8 million and pass-through income of $1.2 million, partially offset by a decrease in insurance proceeds of $1.8 million. The increase in utility income was primarily due to an increase in electric income. The utility recovery rate (utility income divided by utility expenses) for both 2022 and 2021 was approximately 44%.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the nine months ended September 30, 2022 increased $29.9 million, or 8.3%, from the same period in 2021, driven by increases in property operating and maintenance expenses of $28.9 million. Core property operating and maintenance expenses were higher during the nine months ended September 30, 2022, compared to the same period in 2021 due to increases in utility expenses of $11.6 million, repairs and maintenance expenses of $6.7 million, and property payroll expenses of $6.2 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenues from new home sales (1)	$92,228	$64,071	$28,157	43.9%
Cost of new home sales (1)	82,726	60,477	22,249	36.8%
Gross profit from new home sales	9,502	3,594	5,908	164.4%

Gross revenues from used home sales	3,337	2,852	485	17.0%
Cost of used home sales	3,594	4,094	(500)	(12.2)%
Loss from used home sales	(257)	(1,242)	985	79.3%

Gross revenue from brokered resales and ancillary services	49,372	43,125	6,247	14.5%
Cost of brokered resales and ancillary services	25,574	20,970	4,604	22.0%
Gross profit from brokered resales and ancillary services	23,798	22,155	1,643	7.4%

Home selling and ancillary operating expenses	21,146	17,588	3,558	20.2%

Income from home sales and other	$11,897	$6,919	$4,978	71.9%

Home sales volumes
Total new home sales (2)	957	825	132	16.0%
New Home Sales Volume - ECHO JV	72	56	16	28.6%
Used home sales	250	314	(64)	(20.4)%
Brokered home resales	674	543	131	24.1%
_________________________
(1) New home sales gross revenues and costs of new home sales do not include the revenues and costs associated with our ECHO JV.
(2) Total new home sales volume includes home sales from our ECHO JV.
The income from home sales and other was $11.9 million for the nine months ended September 30, 2022, an increase of $5.0 million, compared to $6.9 million for the nine months ended September 30, 2021. The increase in income from home sales and other operations was primarily due to an increase in gross profit from new home sales resulting from an increase of 132 new home sales during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by favorable housing trends in the broader real estate market.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations.

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$32,635	$36,714	$(4,079)	(11.1)%
Rental home operating and maintenance expenses	4,091	4,043	48	1.2%
Income from rental operations	28,544	32,671	(4,127)	(12.6)%
Depreciation on rental homes (2)	7,537	7,959	(422)	(5.3)%
Income from rental operations, net of depreciation	$21,007	$24,712	$(3,705)	(15.0)%

Gross investment in new manufactured home rental units (3)	$221,840	$231,705	$(9,865)	(4.3)%
Gross investment in used manufactured home rental units	$15,226	$16,667	$(1,441)	(8.6)%

Net investment in new manufactured home rental units	$179,565	$198,200	$(18,635)	(9.4)%
Net investment in used manufactured home rental units	$6,491	$10,878	$(4,387)	(40.3)%

Number of occupied rentals – new, end of period (4)	2,594	3,132	(538)	(17.2)%
Number of occupied rentals – used, end of period	355	456	(101)	(22.1)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $21.1 million and $24.0 million of Site rental income for the nine months ended September 30, 2022 and 2021, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV was $19.0 million and $17.8 million as of September 30, 2022 and 2021, respectively.
(4)Occupied rentals as of the end of the period in our Core Portfolio and includes 165 and 253 homes rented through our ECHO JV as of September 30, 2022 and 2021, respectively.

Income from rental operations, net of depreciation, was $3.7 million lower during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease in rental operations revenues as a result of a decrease in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(152,737)	$(138,127)	$(14,610)	(10.6)%
Interest income	5,346	5,314	32	0.6%
Income from other investments, net	6,920	3,396	3,524	103.8%
General and administrative	(35,078)	(31,141)	(3,937)	(12.6)%
Other expenses	(6,636)	(2,295)	(4,341)	(189.2)%
Early debt retirement	(1,156)	(2,784)	1,628	58.5%
Interest and related amortization	(85,276)	(80,767)	(4,509)	(5.6)%
Total other income and expenses, net	$(268,617)	$(246,404)	$(22,213)	(9.0)%

Total other income and expenses, net increased $22.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher depreciation and amortization, interest and related amortization and other expenses. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired in 2021 and the nine months ended September 30, 2022. The increase in Interest and related amortization was due to higher interest rates. The increase in Other expenses was primarily due to transaction/pursuit costs of $3.4 million related to unconsummated acquisitions.

Management's Discussion and Analysis (continued)

Loss on sale of real estate and impairment, net
During the nine months ended September 30, 2022, we wrote down the carrying value of certain assets at six properties by approximately $3.7 million as a result of property damage caused by Hurricane Ian. For additional information see Part 1. Item 2. Management's Discussion and Analysis - Results Overview.

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
During the nine months ended September 30, 2022, we sold 328,123 shares of our common stock under our prior ATM equity program for gross cash proceeds of approximately $28.0 million at a weighted average share price of $86.46. As of September 30, 2022, the full capacity of our current ATM equity offering program remained available for issuance.
As of September 30, 2022, we had available liquidity in the form of approximately 413.9 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
During the nine months ended September 30, 2022, we closed on a $200.0 million senior unsecured term loan. The maturity date is January 21, 2027. The term loan bears interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus approximately 1.30% to 1.80%, depending on leverage levels. We also closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. The net proceeds from the refinancing transaction were used to repay all debt scheduled to mature in 2022 and to repay amounts outstanding on the LOC. See Part I. Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of September 30, 2022, our LOC had a borrowing capacity of $405.0 million. As of September 30, 2022, the LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, carries an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the

Management's Discussion and Analysis (continued)

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
The following table summarizes our cash flows activity:

	Nine Months ended September 30,
(amounts in thousands)	2022	2021
Net cash provided by operating activities	$487,821	$453,607
Net cash used in investing activities	(398,884)	(677,954)
Net cash (used in) provided by financing activities	(181,825)	240,559
Net (decrease) increase in cash and restricted cash	$(92,888)	$16,212
Operating Activities
Net cash provided by operating activities increased $34.2 million to $487.8 million for the nine months ended September 30, 2022 from $453.6 million for the nine months ended September 30, 2021. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $35.8 million.
Investing Activities
Net cash used in investing activities decreased $279.1 million to $398.9 million for the nine months ended September 30, 2022 from $678.0 million for the nine months ended September 30, 2021. The decrease was due to a decrease in spending on acquisitions of $358.5 million, partially offset by an increase in capital improvement spending of $64.6 million and an increase in investments in unconsolidated joint ventures of $15.5 million.
Capital Improvements
The following table summarizes capital improvements:

	Nine Months ended September 30,
(amounts in thousands)	2022	2021
Asset preservation (1)	$32,302	$29,862
Improvements and renovations(2)	26,950	19,401
Property upgrades and development	97,832	78,422
New and used home investments (3) (4)	94,761	74,118
Used home investments (3)	4,588	—
Total property improvements	256,433	201,803
Corporate	12,181	2,234
Total capital improvements	$268,614	$204,037
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
Financing Activities
Net cash used in financing activities was $181.8 million for the nine months ended September 30, 2022. Net cash provided by financing activities was $240.6 million for the nine months ended September 30, 2021. The decrease in net cash provided by financing activities was primarily due to a decrease in net debt proceeds of approximately $432.7 million, partially offset by proceeds from the sale of common stock under our ATM program of approximately $28.4 million.

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
Westwinds
The Operating Partnership operated and managed Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expired on August 31, 2022 and did not contain extension options. Westwinds provides affordable, rent-controlled homes to numerous residents, including families with children and residents over 65 years of age. For the year ended December 31, 2021, Westwinds and Nicholson Plaza generated approximately $6.0 million of net operating income.
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
Westwinds opened in the 1970s and was developed by the original ground lessee with assistance from the Nicholsons. In 1997, the Operating Partnership acquired the leasehold interest in the ground leases. In addition to rent based on the operations of Westwinds, the Nicholsons received a percentage of gross revenues from the sale of new or used mobile homes in Westwinds.
The Operating Partnership entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons had an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership did not enter into any subtenancy agreements that extended beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continued by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violated California state and San Jose municipal law because the Nicholsons had demanded that the Operating Partnership remove all residents without just cause and (ii) conflicted with the terms and conditions of the ground leases, which contain no express or implied requirement that the Operating Partnership deliver the property free and clear of all subtenancies at the mobile home park and require, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
On December 30, 2019, the Operating Partnership, together with certain interested parties, filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership had no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership and the interested parties filed an amended complaint on January 29, 2020.
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
The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, seeking (i) a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, is “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” (ii) that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation and (iii) that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding.

Management's Discussion and Analysis (continued)

On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership is obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserts that it is no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminate on August 31, 2022. The Nicholsons filed a demurrer to our complaint which was denied by the Superior Court.
On July 19, 2022, the Nicholsons sent two notices of default to the Operating Partnership, one related to Westwinds and the other related to Nicholson Plaza, the adjacent shopping center. The notices generally assert that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. The Operating Partnership disputes the contention that it did not maintain Westwinds and Nicholson Plaza in compliance with the terms of the applicable ground leases.
The arbitration that was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons was set for a hearing on October 31, 2022 with respect to the Nicholsons’ claim that the Operating Partnership is required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration.
On October 6, 2022, the parties to the Superior Court proceeding as well as the arbitration entered into a binding agreement pursuant to which, among other things, the parties agreed to dismiss with prejudice all claims pending in the Superior Court and in the arbitration; however, the Nicholsons reserved their rights to pursue their claim that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. To the extent the Nicholsons pursue such claim, we intend to vigorously defend our interests. The parties are in the process of further documenting and implementing the settlement agreement.
Off-Balance Sheet Arrangements
As of September 30, 2022, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2022.

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

Management's Discussion and Analysis (continued)

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
•the effect of Hurricane Ian on our business including, but not limited to the following: (i) the timing and cost of recovery, (ii) the impact of the condition of properties and homes on occupancy demand and related rent revenue and (iii) the timing and amount of insurance proceeds;
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 21, 2022	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2022	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 21, 2022	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)