Form 10-K
period 2022-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2023-02-21
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $12,215.8 million as of June 30, 2022 based upon the closing price of $70.47 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

As of February 17, 2023, 186,178,922 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 25, 2023.

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
We are one of the nation's largest real estate networks with a portfolio of 449 Properties (including joint venture Properties) consisting of 171,248 Sites located throughout 35 states in the U.S. and British Columbia in Canada as of December 31, 2022.

WA
MT
ND
MN
WI
WI
ME
VT
NH
MA
RI
CT
NY
OR
ID
SD
WY
IA
PA
NJ
NV
UT
CO
NE
IL
IN
OH
DE
MD
WV
VA
CA
KS
MO
KY
AZ
NC
TN
OK
AR
SC
NM
MS
AL
GA
TX
LA
FL
2
4
4
5
2
2
5
3
3
8
6
9
6
2
2
7
9
10
4
7
12
6
6
28
9
10
6
18
44
17
16
10
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
•Utilizing technology to evaluate potential acquisitions, identify and track competing properties, attract new customers and monitor existing and prospective customer satisfaction;
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
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 383 Properties with over 142,600 Sites to 449 Properties with over 171,200 Sites as of December 31, 2022. During the year ended December 31, 2022, we acquired four RV communities and one membership RV community and made investments in joint ventures owning one RV community and three properties under development. We also acquired three land parcels adjacent to certain Properties consisting of approximately 143 developable acres. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives. Over the last five years, we redeployed capital to Properties in markets we believe have greater long-term potential and sold five all-age MH communities located in Indiana and Michigan that were not aligned with our long-term goals.
We believe there continues to be opportunities for property acquisitions. Based on industry reports, we estimate there are approximately 50,000 MH properties and approximately 8,700 RV properties (excluding government owned properties) in North America and approximately 4,500 marinas in the U.S. Many of these properties are not operated by large owners/operators and approximately 3,800 of the MH properties, 1,300 of the RV properties and 500 of the marinas contain 200 sites or more. We believe this fragmentation provides us the opportunity to purchase additional properties. We also believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and access to capital resources. We utilize market information systems to identify and evaluate acquisition opportunities, including the use of a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. We are actively seeking to acquire and at any given time are engaged in various stages of negotiations relating to the possible acquisition of additional properties, which may include outstanding contracts to acquire properties that are subject to the satisfactory completion of our due diligence review.
Acquisitions will be financed with the most efficient available sources of capital, which may include undistributed Funds from Operations (“FFO”), issuance of additional equity securities, including under our at-the-market (“ATM”) equity offering program, sales of investments and collateralized and uncollateralized borrowings, including our existing line of credit. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an acquisition structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
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
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion (“Expansion Sites”) allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 124 of our Properties have potential Expansion Sites, offering approximately 6,600 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 39 Properties, six non-operating ground up development assets, including three through joint ventures, and 11 land parcels that contain approximately 1,800 acres for future expansion.
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
For more information on our human capital management, please see the section below on our Sustainability Strategy.
Sustainability Strategy
ELS’ commitment to sustainability takes a holistic approach which aims to support our business model, minimize our environmental impact, maintain a safe and healthy workplace and uphold a high standard of business ethics and conduct. We understand the value of continuing to focus on sustainable practices and the highest standard of business ethics and practices, as they are critical to our overall success and building long-term stakeholder value. With a dedicated sustainability team, we are committed to incorporating ESG principles into our business operations in collaboration with department heads.
Our Environmental, Social and Governance Taskforce (“ESG Taskforce”) supports our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively “ESG Matters”). Led by the sustainability team and overseen by our Chief Operating Officer, the ESG Taskforce is comprised of a cross-functional team of employees from asset management, investor relations, compliance, communications, operations, marketing, risk management, financial reporting, legal and human resources.

The ESG Taskforce reports on ESG Matters to the Compensation, Nominating and Corporate Governance Committee of the Board of Directors and senior management. The Compensation, Nominating and Corporate Governance Committee is responsible for the review of our ESG strategy, initiatives and policies. Additionally, the Audit Committee is responsible for the discussion and review of policies with respect to risk assessment and risk management, including, but not limited to, human capital, climate, cyber security and other ESG risks. The Strategic Planning Committee further assists the Board in assessing ESG strategies. Quarterly committee meetings with the Board include educational briefings from management regarding a wide variety of strategic initiatives, including ESG-related matters.
At ELS, sustainability is at the core of Our Nature through Uniting People, Places & Purpose.
Our People: Team Members. With a culture of recognition and reputation for excellence, our employees are empowered to take ownership in their jobs and make a difference. ELS is a place where talent is recognized and internal growth is promoted, making it an ideal organization in which to develop a long and successful career.
We are committed to attracting and retaining a diverse workforce and to providing a safe and inclusive environment where our team members are encouraged to demonstrate their unique skill sets and bring a personal touch to their work. We are committed to maintaining workplaces free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We value the many contributions of a diverse workforce and understand that diverse backgrounds bring diverse perspectives, resulting in unique insights. Our Diversity Council is a cross-functional team formed to help guide and support the Company's ongoing commitment to diversity, equity and inclusion practices for employees, candidates and customers.
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2022, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female. To attract diverse applicants, we partner with third parties and post openings to a wide variety of job boards. We also have an annual internship program designed to, among other things, create a pipeline of qualified candidates for positions within the Company and to attract diverse candidates. We recognize the importance of experienced leadership and as of December 31, 2022, the average tenure for the executive team was 16 years. The average age of our employees is 51, with ages spanning multiple generations, similar to our residents and guests.
Our employees are fairly compensated, without regard to gender, race and ethnicity and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. All employees are supported with a strong training and development program and a well-rounded benefits plan to help them maintain their health and financial well-being. Employees are offered flexibility to meet personal and family needs. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package that includes five mental health and well-being days, paid parental and paid family leave programs that exceed minimum regulatory requirements back up child care services, pet insurance and paid volunteer time off. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
Providing a safe and healthy work environment for our team members is a top priority and we empower them to take ownership in this effort. Each employee is assigned a safety-related training curriculum tailored to their job responsibilities. All employees are encouraged to report any conditions in their workplace that raise health or safety concerns without fear of retaliation.
ELS is a place where talent is recognized and internal growth is promoted. In addition to foundational safety and compliance training, team members participate in virtual and in-person learning experiences including formal new employee and manager development programs, a formal mentorship program, a “Knowledge Power Day” program providing office-based employees an opportunity to be fully immersed in the day-to-day operations at our communities, customer experience training focused on varying elements that support our values for property team members and diversity, equity and inclusion programs to support the sense of belonging, awareness and connection at ELS. We conduct annual performance, career development and compensation reviews for all employees to reward our employees based on merit and their contributions.
We continually assess and strive to enhance employee satisfaction and engagement. We solicit employee feedback and measure engagement through a variety of employee surveys. We look forward to inviting employees to participate in additional pulse surveys annually with focus on engagement and the overall employee experience.
Our People: Residents & Guests: ELS works to create a comfortable and welcoming environment for everyone – residents, guests and employees. With a culture of recognition and reputation for excellence, ELS teammates are empowered to take ownership in their jobs and help our customers create lasting memories. Our dedicated on-site management teams are encouraged to be ambassadors of their communities and are committed to consistently delivering an exceptional experience for our residents and guests. Hearing directly from our customers is critical, and the number of platforms through which our customers can contact us continues to grow. This customer feedback helps us to make informed business decisions focusing on the safety and health of our residents, guests and employees, while ensuring a positive experience for all.
Our People: Giving Back: ELS believes in supporting the communities we operate as well as the greater communities in which we live, work and play. In order to maximize our efforts at giving back, we leverage a multi-pronged approach to delivering on this commitment, which includes a focus on employee engagement, community giving, strategic sponsorship and nonprofit impact.
All benefits eligible employees can take paid time off annually to volunteer with a charitable organization of their choice. Team members are encouraged to use this time to make a difference in their communities and utilized over 5,500 Community Impact hours during the year ended December 31, 2022. Making a positive impact in the greater communities in which we operate not only helps us make a difference in the lives of others, but also enhances our knowledge of and connection to the people and places we serve. Throughout our Properties across North America, we work to create a comfortable and welcoming environment for everyone – residents, guests and employees. People helping people is the norm, and our Making a Difference in Our Communities program is designed to foster and support these acts of goodwill, generosity and neighborly care. Our strategic sponsorships leverage our communities to give back. Funded through the generosity of our employees and friends of ELS, ConsiderOthers is a 501(c)(3) non-profit charity that provides financial and other assistance to our residents and employees. These acts of kindness enhance the bonds our customers have with each other and to our communities. We are proud to help foster these efforts in our communities.
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
Our Journey at ELS encompasses a three-part strategy to manage our impact, while also focusing on how we can provide environmental benefit beyond our own operations. Our focus is on reducing operational impact, enabling customer impact and enhancing positive impact. Underpinning Our Journey is a practice of continual innovation. We aim to reduce emissions from our operations through our investments in resource conservation, efficiency and renewable energy programs. We enable customer conservation and efficiency by providing recycling and composting offerings, promoting water reduction through education and technology and pursuing community-level certifications and procuring ENERGY STAR® certified homes to save our residents money and energy. We are committed to preserving biodiversity within our portfolio and providing outdoor access to our guests and residents. Our natural capital both within our properties and beyond through our collaboration with American Forests has positive climate benefits.
At ELS, we are taking steps to reduce our carbon footprint and our impact on the environment, including energy management, water management and waste management. Our environmental metrics consist primarily of the impact of our customers on our properties as well as ELS operational impacts. We have designed our strategy to reduce ELS’ impact and promote the benefits of our properties, while enabling our customers to share in this journey with us. Lloyd's Register Quality Assurance ("LRQA") was retained to provide independent assurance of our 2021 environmental metrics to a limited level of assurance and materiality in the professional judgment of LRQA. LRQA’s verification procedure is based on current best practice and is in accordance with ISAE 3000 and ISAE 3410.
At ELS, we focus on operating sustainable communities for our guests and residents to enjoy and believe community-level certifications provide the best representation of our sustainable business practices on our properties. Our focus extends beyond efficient buildings to sustainable communities through the National Association of RV Parks & Campgrounds (ARVC)’s Plan-It Green Friendly Park Program for our RV communities and state-level Clean Marina designations. Both programs provide external validation and recognition of our communities’ implementation of best practices to promote a more sustainable operation.
We are committed to maintaining biodiversity across our portfolio and creating assets that are connected to their natural and local environments. ELS, in coordination with many local organizations, planted more than 4,000 trees on a 1.5-acre peninsula located within Colony Cove, a manufactured home community in Ellenton, FL, creating an environmentally beneficial microforest. Microforests are very dense plantings of native species and are a powerful way to help improve the quality of the urban environment and combat against climate change.

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
Our Board of Directors recognizes that corporate governance is a developing and dynamic area warranting periodic review. Policies are in place and reviewed on an annual basis to support this purpose. All publicly available policies are reviewed and approved by senior management. To help employees report potential misconduct, we have a confidential multi-lingual Alertline for reporting Ethics and Compliance concerns and a confidential hotline for all employees to report workplace health and safety concerns.
We have a stakeholder engagement approach that enables us to understand our stakeholders’ perceptions and concerns, encourages regular dialogue and leverages industry frameworks to communicate our ESG impacts. Further information on our sustainability strategy, which incorporates recommendations from the Task Force on Climate-related Financial Disclosures in our 2021 Sustainability Report and ESG efforts can be found on our website at https://www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this annual report on Form 10-K.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancellable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 10,228 Sites in 25 of our MH Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
In Florida, which represents 38.2% of total sites and 44.3% of total property operating revenues, in connection with offering a Site in a MH community for rent, the MH community owner must deliver to the prospective resident a prospectus required by Florida Statutes Chapter 723.011, which must first be approved by the state's regulatory agency. The prospectus contains certain required disclosures regarding the community, the rights and obligations of the MH community owner and residents and a copy of the lease agreement. A prospectus may describe what factors the MH community owner can use to justify a rental rate increase and may contain limitations on the rights of the MH community to increase rental rates. However, in the absence of such limitations, the MH community owner may increase rental rates to market, subject to certain advance notice requirements and a statutory requirement that the rental increase and rental rates be reasonable. See further discussion below related to rent control legislation.
At Properties zoned for RV use, we have entered into agreements with residents who have usage rights on an annual basis and we have long-term relationships with many of our seasonal and transient residents and guests, who typically enter into short-term rental agreements. Generally, these residents and guests cannot live full time on these Properties for reasons including their seasonal nature. Many of them also leave deposits to reserve a Site for the following year.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2023. We have a $125.0 million loss limit per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $30.0 million aggregate loss limit for earthquakes in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $2.0 million, which is capped at $1 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which we recently renewed, expire on November 1, 2023 and the property insurance program, which we plan to renew, expires on April 1, 2023 and has a $25.0 million per occurrence limit with a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
Industry
We believe that demand for manufactured housing, RV communities and marinas will continue to outpace supply in the near future. We expect much of this demand will continue to come from baby boomers, who may seek an active RV lifestyle or a permanent retirement or vacation establishment. In addition, we expect the exposure to Generation X, Millennials and Gen Z will contribute to the demand, as these groups focus on affordability, prefer housing quality over size and pursue unique experiences. We believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of manufactured housing construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:
•Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. While we have seen a modest increase in ground-up development, primarily of RV properties, the most significant barrier continues to be the difficulty of securing zoning permits from local authorities, particularly in geographic areas we target for investment. This has been the result of (i) the public perception of manufactured housing and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of profit is significant. The initial development of the infrastructure may take up to three years and once a property is ready for occupancy, it may be difficult to attract customers to an empty property.
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
The National Marine Manufacturers Association (“NMMA”) released its 2021 U.S. Recreational Boating Statistical Abstract in January 2023. In a record year for the boating industry, 2021’s total recreational marine expenditures reached a high of $56.7 billion, a 12.7% and 31.1% increase over 2020 and 2019, respectively. NMMA’s data show 415,000 first-time boat buyers entered the market in 2020.
The U.S. Bureau of Economic Analysis (“BEA”) published figures confirming that the level of demand for recreational marine purchases has continued in 2021, with boat spending almost 50% higher than before the pandemic. According to the BEA, boating and fishing represent the largest outdoor recreation activities in the U.S., with $27.3 billion in current-dollar value added to the economy.
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
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:
•Shipments: According to statistics compiled by the U.S. Census Bureau, 2022 shipments of manufactured homes to dealers appeared to be the highest in over a decade, marking the first time that shipments exceeded over 100,000 for two consecutive years. According to the RVIA, wholesale shipments of RVs for 2022 ended with 493,268 shipments, providing the third highest annual shipment total on record. The 2021 shipment total surpassed the previous record set in 2017 of 504,600 shipments by 19%.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2022
700,000
600,000
500,000
400,000
300,000
200,000
100,000
-
2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
RV's (1)
Manufactured Housing (MH) (2)

———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: We believe consumers view RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. While 2022 retail sales of RVs were 402,325, down approximately 22% from 2021, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2021 and 2020 marked the highest sales years for the industry at 516,565 and 476,401, respectively. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
•Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities and loan approval is subject to more stringent underwriting criteria. See Item 1A. Risk Factors and our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

Under the existing administration, the Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, has focused on equitable access to affordable and sustainable housing. In 2017, the FHFA published the Underserved Markets Plans for 2018-2020 (the “GSE Plans”) under the Duty-To-Serve (“DTS”) provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The GSEs subsequently added a 2021 Plan as a one-year extension and have since published their current 2022-2024 Plans.
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
•supply chain disruptions and tightening labor markets, which have affected and could affect our ability to obtain materials and skilled labor timely without incurring significant costs or delays for any development and expansion activities;
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

Significant Inflation Could Negatively Impact Our Business.

Substantial inflationary pressures can adversely affect us by increasing the costs of materials, labor and other costs needed to operate our business. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development and value-add projects. In a highly inflationary environment, we may not be able to raise rental rates at or above the rate of inflation, which could reduce our profit margins. If we are unable to increase our rental prices to offset the effects of inflation, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, interest rate increases enacted to combat inflation have caused market disruption and could continue to prevent us from acquiring or disposing of assets on favorable terms.

Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows.

There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Economic Downturn in Markets with a Large Concentration of Our Properties May Adversely Affect Our Financial Condition, Results of Operations, Cash Flows and Ability to Make Distributions.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas where a substantial number of our Properties are located. As we have a large concentration of properties in certain markets, most notably Florida, California and Northeast, which comprise 44.3%, 11.7% and 11.1%, respectively, of our total property operating revenue for the year ended December 31, 2022, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions. Furthermore, stay-at-home orders and travel restrictions could adversely impact the ability of our customers to visit our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.
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
Our Properties May Not Be Readily Adaptable to Other Uses.
Properties in our portfolio, including marinas and certain RV communities, are specific-use properties and may contain features or assets that have limited alternative uses. These Properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of those Properties becomes unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate that Property for another use and the value of certain features or assets used at that Property, or the Property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.
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
•we may incur costs and expenses associated with undisclosed or potential liabilities;
•we may experience a real estate tax re-assessment imposed by local governmental authorities that may result in higher real estate taxes than anticipated;
•unforeseen difficulties may arise in integrating an acquisition into our portfolio;
•expected synergies may not materialize; and
•we may acquire properties in new markets where we face risks associated with lack of market knowledge such as understanding of the local economy, the local government and/or local permit procedures.
As a result of the foregoing, we may not accurately estimate or identify all costs necessary to bring an acquired Property up to standards established for our intended market position. As such, we cannot provide assurance that any acquisition we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, the market price of our common stock could decline to the extent that the market price reflects those anticipated benefits.
Development and Expansion Properties May Fail to Perform as Expected and the Intended Benefits May Not Be Realized, Which Could Have a Negative Impact on Our Operations and the Market Price of Our Common Stock.
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased costs and lower than expected revenues. The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. As a result, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease to potential customers and adversely affect our business, financial condition and results of operations. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition, Results of Operations and Cash Flows.
We may, or we may be required to, from time to time, make significant capital expenditures to maintain or enhance the competitiveness of our Properties, including infrastructure improvements. In addition, as most of our residents own their homes located in our Properties, the replacement, repairs and refurbishment of these homes may not be within our control. If our Properties are not as attractive to current and prospective customers as compared to the properties owned by our competitors, we could lose customers or suffer lower rental rates. There is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. In addition, the price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including supply chain disruptions. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, the effects of COVID-19. To the extent that the expenditures exceed our available cash, we may need to secure new financing.
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. We have 10 Properties in our portfolio subject to ground lease agreements for land.
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
The COVID-19 pandemic and other health crises could materially and adversely impact or disrupt our business, including our financial condition, results of operations and cash flows.
Pandemics, epidemics, or other health crises, including COVID-19, have had and could have significant repercussions across regional, national and global economies and financial markets. These events have caused and could in the future cause many U.S. cities and states, including cities and states where our offices and properties are located, to implement measures to combat such a health crisis, including restrictions impacting individuals (including our current and potential residents and customers) and the manner in which businesses may continue to operate.
The COVID-19 pandemic and other future health crises have had and could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions, which impact could be material, due to, among other factors:
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
•A general decline in business activity, discretionary spending or travel, due to health concerns, travel restrictions, or other governmental regulations, could result in lower occupancy and lower home sales, fewer seasonal and transient customers, fewer membership subscription purchases or existing customers failing to pay annual subscription fees or installments on financed upgrade sales.
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
•An outbreak of COVID-19 or other future pandemic, that directly affects, or threatens to directly affect, any of our properties could also deter or prevent our on-site personnel from reporting to work. The effects of any resulting remote work arrangements for an extended period of time, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, mitigation and other measures to support and protect our employees could result in increased labor costs.

The fluidity of the circumstances resulting from COVID-19 precludes any prediction as to the ultimate adverse impact of COVID-19, and we can provide no assurance that there will not be lasting changes in consumer behavior as a result of the COVID-19 pandemic or other future health crisis that may impact our business. To the extent a pandemic, epidemic or other health crisis adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.
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

Environmental Risks
Natural Disasters Could Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2022, we owned or had an ownership interest in 449 Properties, including 136 Properties and 19 marinas located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Climate Change May Adversely Affect Our Business.
Climate change could increase the frequency and severity of natural disasters and change weather patterns. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, frequency and magnitude of hurricanes, wildfires, rising sea levels, drought and changes to precipitation and temperatures. The physical effects of climate change could have a material adverse effect on our properties, operations and business. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected. Our properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impact resulting from climate change. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
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
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $3,416.1 million as of December 31, 2022, of which $198.0 million, or 5.80%, is related to our line of credit and $92.5 million of secured debt, or 2.71%, matures in 2023. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
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
Additionally, disruptions in capital and credit markets, including potential reforms to Fannie Mae and Freddie Mac, could impact both the capacity and liquidity of lenders, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. This could have an adverse effect on our ability to refinance maturing debt, react to changing economic and business conditions or access capital necessary to fund business operations, including the acquisition or expansion of properties.

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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 21.3% as of December 31, 2022. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and could make us more vulnerable to a downturn in business or the economy generally.
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
We May Be Adversely Affected By Changes in LIBOR Reporting Practices or the Method in Which LIBOR Is Determined.
The Financial Conduct Authority ceased publishing one-week and two-month rates after December 31, 2021, and announced it intends to stop compelling banks to submit rates for the calculation of LIBOR for all remaining U.S. dollar panels after June 30, 2023. In December 2022, the Federal Reserve Board adopted a final rule that identifies benchmark rates based on SOFR to replace LIBOR in certain financial contracts after June 30, 2023, and the Financial Accounting Standards Board issued final guidance that defers the sunset date for applying reference rate reform to December 31, 2024.
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
Conflicts of Interest Could Influence Our Decisions.
Certain stockholders could exercise influence in a manner inconsistent with stockholders' best interests. Mr. Zell and certain related entities, directly or indirectly, beneficially own shares of our common stock and OP Units as disclosed in our Proxy Statement on Schedule 14A for the 2023 Annual Meeting incorporated by reference herein. Mr. Zell is the chairman of our Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders. In addition, Mr. Zell and related entities continue to be involved in other investment activities. Mr. Zell and related entities have a broad and varied range of investment interests, including interests in other real estate investment companies that own other forms of housing, including multifamily housing. Mr. Zell and related entities may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with us.
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

Issuances or Sales of Our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized Funds from Operations (“Normalized FFO”) per share. We may sell shares of our common stock under our ATM equity offering program from time-to-time. During the year ended December 31, 2022, we sold 328,123 shares of our common stock through our prior ATM equity offering program. On February 24, 2022, we entered into our current ATM equity offering program with an aggregate offering price of up to $500.0 million. As of December 31, 2022, the full capacity of our current ATM equity offering program remained available for issuance.The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
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
Other Risk Factors Affecting Our Business
Some Potential Losses Are Not Covered by Insurance.
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. In addition, we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employment

Practices liability, Fiduciary liability and Cyber liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as punitive damages, lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2023. We have a $125 million per occurrence with respect to our MH and RV all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $30 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $2 million, which is capped at $1 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies, which were recently renewed, expire on November 1, 2023 and the property insurance program, which we plan to renew, expires on April 1, 2023 and has a $25 million per occurrence limit minimum deductible of $100,000 plus, for named windstorms, 5% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
Property Portfolio
As of December 31, 2022, we owned or had an ownership interest in a portfolio of 449 Properties located predominantly in the United States containing 171,248 Sites. A total of 114 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues, excluding deferrals, were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues, excluding deferrals, for the year ended December 31, 2022.
The following table sets forth certain information relating to our 435 wholly-owned Properties containing 167,684 Sites as of December 31, 2022, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Florida
East Coast:
Aventura Marina	Aventura	FL	Marina	15		6	6	100.0%
Hi-Lift Marina	Aventura	FL	Marina	3		211	209	100.0%
Cheron Village	Davie	FL	MH	30		202	202	99.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	88.8%
Daytona Beach Marina	Daytona Beach	FL	Marina	5		179	151	100.0%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	97.3%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	99.3%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	147	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103		611	611	94.8%
Park City West	Fort Lauderdale	FL	MH	60		363	363	98.1%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	97.1%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)		130	43	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Hollywood Marina	Hollywood	FL	Marina	9		190	140	100.0%
Jupiter Marina	Jupiter	FL	Marina	5		231	201	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	94.9%
Lantana Marina	Lantana	FL	Marina	5		394	278	100.0%
Maralago Cay	Lantana	FL	MH	102		602	602	98.2%
South Lantana Marina	Lantana	FL	Marina	1		73	55	100.0%
Coral Cay Plantation	Margate	FL	MH	121		818	818	97.6%
Lakewood Village	Melbourne	FL	MH	68		349	349	88.8%
Miami Everglades	Miami	FL	RV	34	9	303	46	100.0%
South Miami Marina	Miami	FL	Marina	41		254	221	100.0%
Okeechobee RV Resort	Okeechobee	FL	RV	110		740	279	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43		301	301	88.4%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	137	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12		133	113	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	96.6%
Breezy Hill	Pompano Beach	FL	RV	52		762	330	100.0%
Hidden Harbour Marina	Pompano Beach	FL	Marina	4		357	250	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15		148	16	100.0%
Inlet Harbor Marina	Ponce Inlet	FL	Marina	10		295	221	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64		433	433	85.0%
Pickwick Village	Port Orange	FL	MH	84		441	441	97.1%
Rose Bay	Port Orange	FL	RV	21	2	303	201	100.0%
Palm Lake	Riviera Beach	FL	MH	154		916	916	68.9%
Riviera Beach Marina	Riviera Beach	FL	Marina	6		326	283	100.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%
Space Coast	Rockledge	FL	RV	24		270	189	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15		438	323	100.0%
Riverwatch Marina	Stuart	FL	Marina	8		306	193	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	96.6%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	90.6%
Heron Cay	Vero Beach	FL	MH	130		588	588	93.2%
Holiday Village, Florida	Vero Beach	FL	MH	18		128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	30	6	300	146	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26		160	74	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64		285	285	91.9%
Village Green	Vero Beach	FL	MH	178	16	782	782	91.3%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	99.6%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	20	845	845	93.7%
Clover Leaf Forest	Brooksville	FL	RV	30		277	139	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	567	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Lake Magic	Clermont	FL	RV	69		471	164	100.0%
Orange Lake	Clermont	FL	MH	38		242	242	97.9%
Orlando	Clermont	FL	RV	270		1,107	267	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120		950	390	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	98.8%
Grand Island Resort	Grand Island	FL	MH	35		362	362	79.3%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.3%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	176	100.0%
Tropical Palms	Kissimmee	FL	RV	59		592	192	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	99.5%
Beacon Terrace	Lakeland	FL	MH	61		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	97.2%
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.6%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	89.6%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	90.2%
Southernaire	Mt. Dora	FL	MH	14		114	114	90.4%
Foxwood Farms	Ocala	FL	MH	56		365	365	87.1%
Oak Bend	Ocala	FL	MH	62		342	342	74.3%
Villas at Spanish Oaks	Ocala	FL	MH	69		454	454	85.9%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	99.6%
Hidden Valley	Orlando	FL	MH	50		303	303	99.0%
Starlight Ranch	Orlando	FL	MH	130		783	783	98.0%
Covington Estates	Saint Cloud	FL	MH	59		241	241	100.0%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.4%
Three Flags	Wildwood	FL	RV	23		221	55	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	156	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV Resort	Arcadia	FL	RV	499	208	548	233	100.0%
Toby's RV Resort	Arcadia	FL	RV	44		379	290	100.0%
Sunshine Key	Big Pine Key	FL	RV	54		409	39	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	99.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	222	100.0%
Resort at Tranquility Lake	Cape Coral	FL	RV	188	60	144	—	—%
Cape Coral Development Land (d)	Cape Coral	FL	RV	1,000	468	—	—	—%
Palm Harbour Marina	Cape Haze	FL	Marina	18		260	162	100.0%
Glen Ellen	Clearwater	FL	MH	12		106	106	94.3%
Hillcrest FL	Clearwater	FL	MH	25		276	276	95.3%
Holiday Ranch	Clearwater	FL	MH	12		150	150	94.0%
Serendipity	Clearwater	FL	MH	55		425	425	99.5%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	98.4%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Shady Lane Village	Clearwater	FL	MH	19		156	156	95.5%
Silk Oak Lodge	Clearwater	FL	MH	19		181	181	93.9%
Cortez Village Marina	Cortez	FL	Marina	4		353	319	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	85	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	98.4%
Marker 1 Marina	Dunedin	FL	Marina	11		477	371	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,404	2,404	93.0%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)		93	93	80.6%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	99.7%

Fort Myers Beach	Fort Myers	FL	RV	37	6	292	96	100.0%
Fish Tale Marina	Fort Myers Beach	FL	Marina	8		296	241	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25		246	44	100.0%
Holiday Travel Park	Holiday	FL	RV	45		613	510	100.0%
Barrington Hills	Hudson	FL	RV	28		392	275	100.0%
Down Yonder	Largo	FL	MH	50		361	361	99.7%
East Bay Oaks	Largo	FL	MH	40		328	328	98.5%
Eldorado Village	Largo	FL	MH	25		227	227	99.6%
Paradise Park - Largo	Largo	FL	MH	15		108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14		160	160	93.8%
Vacation Village	Largo	FL	RV	29		293	170	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	97.7%
Fiesta Key	Long Key	FL	RV	28		373	13	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27		255	200	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	99.8%
Hacienda Village	New Port Richey	FL	MH	66		505	505	98.8%
Harbor View Mobile Manor	New Port Richey	FL	MH	69		471	471	99.6%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	96.5%
Lake Village	Nokomis	FL	MH	105	40	391	391	96.7%
Royal Coachman	Nokomis	FL	RV	111	2	546	505	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	39	971	971	95.4%
Island Vista Estates	North Fort Myers	FL	MH	121		616	616	85.7%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	99.7%
Pine Lakes	North Fort Myers	FL	MH	397	61	602	602	100.0%
Pioneer Village	North Fort Myers	FL	RV	90		733	415	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16		241	160	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	449	449	99.8%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69		491	491	90.2%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836		459	382	100.0%
Terra Ceia	Palmetto	FL	RV	50	32	203	149	100.0%
Arbors at Countrywood	Plant City	FL	MH	(f)		62	62	59.7%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	96.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Meadows at Countrywood	Plant City	FL	MH	140		737	737	99.9%
Oaks at Countrywood	Plant City	FL	MH	44		168	168	100.0%
Harbor Lakes	Port Charlotte	FL	RV	80		528	383	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	99.0%
Gulf View	Punta Gorda	FL	RV	78		206	94	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	98.6%
Kingswood	Riverview	FL	MH	52		229	229	100.0%
Winds of St. Armands North	Sarasota	FL	MH	74		471	471	99.6%
Winds of St. Armands South	Sarasota	FL	MH	90	4	360	360	90.8%
Topics RV Resort	Spring Hill	FL	RV	35		230	167	100.0%
Pine Island	St. James City	FL	RV	31		363	84	100.0%
Carefree Village	Tampa	FL	MH	58		398	398	98.0%
Tarpon Glen	Tarpon Springs	FL	MH	24		168	168	99.4%
Featherock	Valrico	FL	MH	84		521	521	99.6%
Bay Indies	Venice	FL	MH	210		1,309	1,309	96.9%
Ramblers Rest RV Resort	Venice	FL	RV	117		647	353	100.0%
Peace River	Wauchula	FL	RV	72		454	36	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147		518	518	77.4%
Forest Lake Estates MH	Zephyrhills	FL	MH	191	67	929	929	97.6%
Forest Lake Village RV	Zephyrhills	FL	RV	42		274	177	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		133	133	82.7%
Other	Multiple	FL	MH	7		133	133	22.6%
Total Florida Market				13,308	1,290	64,039	52,737	95.1%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	99.7%
Colony Park	Ceres	CA	MH	20		186	186	100.0%
Russian River	Cloverdale	CA	RV	41		135	5	100.0%
Snowflower (g)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	97.5%
Yosemite Lakes (g)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (e) (g)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa Resort	Lotus	CA	RV	22		170	3	100.0%
Turtle Beach	Manteca	CA	RV	39		79	23	100.0%
Marina Dunes RV Resort (g)	Marina	CA	RV	6		96	—	—%
Coralwood (e)	Modesto	CA	MH	22		194	194	100.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	10	100.0%
Oceanside RV Resort (c) (g)	Oceanside	CA	RV	8		139	—	—%
Lake of the Springs	Oregon House	CA	RV	954	507	541	48	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	100.0%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	100.0%
Santa Cruz Ranch (g)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	94.0%
Pilot Knob RV Resort (c) (g)	Winterhaven	CA	RV	23		247	0	—%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	2	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	97.9%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.9%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)		140	29	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	23	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	99.4%
Rancho Valley	El Cajon	CA	MH	19		140	140	99.3%
Royal Holiday	Hemet	CA	MH	22		198	198	76.8%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191		287	51	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	73	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	52	100.0%
Morgan Hill	Morgan Hill	CA	RV	69	6	339	1	100.0%
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	19	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	18	100.0%
Las Palmas Estates	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	19	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32		270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	99.7%
Total California Market				4,973	717	13,440	6,348	98.8%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	298	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Dolce Vita	Apache Junction	AZ	MH	132	40	480	480	90.8%
Golden Sun RV	Apache Junction	AZ	RV	33		329	214	100.0%
Meridian RV Resort	Apache Junction	AZ	RV	15		264	75	100.0%
Valley Vista	Benson	AZ	RV	6		145	9	100.0%
Casita Verde	Casa Grande	AZ	RV	14		192	91	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77		767	564	100.0%
Foothills West	Casa Grande	AZ	RV	16		188	123	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	100.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	130	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	97.5%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.9%
Palm Shadows	Glendale	AZ	MH	33		293	293	92.5%
Hacienda De Valencia	Mesa	AZ	MH	51		363	363	99.2%
Mesa Spirit	Mesa	AZ	RV	90		1,600	833	100.0%
Monte Vista Resort	Mesa	AZ	RV	142		1,345	920	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	99.3%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	100.0%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332		2,414	1,989	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%
Casa del Sol West	Peoria	AZ	MH	31		245	245	97.1%
Carefree Manor	Phoenix	AZ	MH	16		130	130	96.9%
Central Park	Phoenix	AZ	MH	37		293	293	97.3%
Desert Skies	Phoenix	AZ	MH	24		166	166	98.8%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	96.5%
Whispering Palms	Phoenix	AZ	MH	15		116	116	97.4%
Desert Vista (g)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48		210	210	93.8%
Venture In	Show Low	AZ	RV	26		389	274	100.0%
Paradise	Sun City	AZ	RV	80		950	775	100.0%
The Meadows AZ	Tempe	AZ	MH	60		390	390	98.2%
Fairview Manor	Tucson	AZ	MH	28		235	235	96.2%
Voyager RV Resort	Tucson	AZ	RV	35		1,801	1,086	100.0%
Voyager Land	Tucson	AZ	RV	64	41	—	—	—%
Westpark	Wickenburg	AZ	MH	48		273	273	86.4%
Araby Acres	Yuma	AZ	RV	25	3	337	259	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	227	100.0%
Capri	Yuma	AZ	RV	20		303	147	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	89	100.0%
Foothill Village	Yuma	AZ	RV	18		180	23	100.0%
Mesa Verde RV	Yuma	AZ	RV	28		345	262	100.0%
Suni Sands	Yuma	AZ	RV	34		336	143	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Total Arizona Market				2,307	274	19,121	13,978	98.6%

Colorado:
Hillcrest Village CO	Aurora	CO	MH	72		602	602	99.5%
Cimarron Village	Broomfield	CO	MH	50		327	327	99.7%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	96.3%
Bear Creek Village	Denver	CO	MH	12		121	121	97.5%
Holiday Hills Village	Denver	CO	MH	99		736	736	97.4%
Golden Terrace	Golden	CO	MH	32		263	263	98.9%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (g)	Golden	CO	RV	(f)		80	—	—%
Golden Terrace West	Golden	CO	MH	39		311	311	100.0%
Blue Mesa Recreational Ranch (c) (g)	Gunnison	CO	RV	—		385	—	—%
Pueblo Grande	Pueblo	CO	MH	33		250	250	97.6%
Woodland Hills	Thornton	CO	MH	55		434	434	99.1%
Total Colorado Market				445	—	3,829	3,364	98.6%

Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	90.9%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.5%
McNicol Place	Lewes	DE	MH	25		93	93	98.9%
Whispering Pines	Lewes	DE	MH	67	2	393	393	100.0%
Mariner's Cove	Millsboro	DE	MH	101		374	374	99.2%
Sweetbriar	Millsboro	DE	MH	38		146	146	95.2%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	99.3%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	74	100.0%
Hillcrest MA	Rockland	MA	MH	19		79	79	91.1%
The Glen	Rockland	MA	MH	24		36	36	97.2%
Old Chatham	South Dennis	MA	RV	47		312	269	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	96	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	97.6%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mt. Desert Narrows	Bar Harbor	ME	RV	90	12	206	—	—%
Patten Pond	Ellsworth	ME	RV	81	60	137	18	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58		550	438	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	18	100.0%
Moody Beach	Wells	ME	RV	48		274	114	100.0%
Sandy Beach	Contoocook	NH	RV	40		190	119	100.0%
Pine Acres	Raymond	NH	RV	100		421	272	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	234	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
King Nummy	Cape May Court House	NJ	RV	83		313	255	100.0%
Acorn Campground	Green Creek	NJ	RV	160	43	323	245	100.0%
Whippoorwill RV (c)	Marmora	NJ	RV	39		288	231	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18		168	99	100.0%
Echo Farms	Ocean View	NJ	RV	31		245	218	100.0%
Lake and Shore	Ocean View	NJ	RV	162		401	287	100.0%
Pine Haven	Ocean View	NJ	RV	97		629	569	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	48	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	327	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	90.0%
Rondout Valley	Accord	NY	RV	184	94	398	110	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	400	100.0%
Lake George Escape	Lake George	NY	RV	178		576	151	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,237	1,237	96.1%
Greenwood Village	Manorville	NY	MH	79		512	512	99.6%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,260	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	108	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	96.6%
Sun Valley	Bowmansville	PA	RV	86	3	265	217	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	95.0%
Gettysburg Farm	Dover	PA	RV	124	62	265	91	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	98	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	139	100.0%
Drummer Boy	Gettysburg	PA	RV	89		465	249	100.0%
Round Top	Gettysburg	PA	RV	52		391	237	100.0%
Circle M	Lancaster	PA	RV	103	7	426	103	100.0%
Hershey	Lebanon	PA	RV	196	20	297	69	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	149	100.0%
PA Dutch County	Manheim	PA	RV	102	60	269	106	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	159	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	96.3%
Scotrun	Scotrun	PA	RV	63	6	178	108	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	214	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	92.0%
Timber Creek	Westerly	RI	RV	108		364	364	100.0%
Total Northeast Market				5,558	813	21,683	16,274	98.2%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	101	100.0%
Dale Hollow State Park Marina	Burkesville	KY	Marina	33		198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	31	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Forest Lake	Advance	NC	RV	306	20	394	209	100.0%
Scenic	Asheville	NC	MH	28	2	194	194	100.0%
Boathouse Marina	Beaufort	NC	Marina	9		547	378	100.0%
Waterway RV	Cedar Point	NC	RV	27		336	336	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	397	100.0%
Holiday Trav-L-Park Resort (c)	Emerald Isle	NC	RV	23		299	134	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	7	230	212	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	167	100.0%
Lake Gaston	Littleton	NC	RV	69		235	202	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	253	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	98.0%
Goose Creek	Newport	NC	RV	92		735	695	100.0%
Whispering Pines - NC	Newport	NC	RV	34		278	176	100.0%
Harbor Point	Sneads Ferry	NC	RV	46		203	128	100.0%
White Oak Shores	Stella	NC	RV	220	51	511	436	100.0%
White Oak Shores	Stella	NC	Marina	—		56	23	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	72	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35		172	172	100.0%
Myrtle Beach Property (h)	Myrtle Beach	SC	RV	80		813	—	—%
Rivers Edge Marina	North Charleston	SC	Marina	4		503	458	100.0%
The Oaks	Yemassee	SC	RV	10		93	23	100.0%
Natchez Trace	Hohenwald	TN	RV	672	339	537	236	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	8	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	99.6%
Harbor View	Colonial Beach	VA	RV	69		146	51	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	72	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	147	100.0%
Bayport Development (d)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863		233	13	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	602	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	786	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	89	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	98.9%
Total Southeast Market				6,828	1,608	12,991	8,171	99.9%

Midwest Market:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	77	812	471	100.0%
Pheasant Lake Estates	Beecher	IL	MH	238	190	613	613	94.6%
Pine Country	Belvidere	IL	RV	131	10	185	167	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	90.6%
Golf Vista Estates	Monee	IL	MH	144		497	497	82.7%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Indian Lakes	Batesville	IN	RV	545	82	1,212	733	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	96	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	322	100.0%
Lakeside RV	New Carlisle	IN	RV	13		89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	64	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	130	100.0%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	95.8%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	87.9%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	97.2%
Rosemount Woods	Rosemount	MN	MH	50		221	221	81.4%
Buena Vista	Fargo	ND	MH	76		399	399	69.2%
Meadow Park	Fargo	ND	MH	17		116	116	64.7%
Kenisee Lake	Jefferson	OH	RV	143	50	119	77	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	121	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	86.1%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	115	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	29	219	138	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	342	100.0%
Lakeland	Milton	WI	RV	107	5	682	428	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	92.2%
Plymouth Rock	Plymouth	WI	RV	133	40	610	412	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	190	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117		303	185	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	187	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	202	100.0%
Bay Point Marina	Marblehead	OH	RV	48	9	181	181	100.0%
Bay Point Marina	Marblehead	OH	Marina	179		660	630	100.0%
Total Midwest Market				4,514	854	12,474	9,778	94.1%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	100.0%
Maple Grove	Boise	ID	MH	38		271	271	98.5%
Shenandoah Estates	Boise	ID	MH	24		153	153	100.0%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43		353	353	60.3%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	88.3%
Cabana	Las Vegas	NV	MH	37		263	263	98.9%
Flamingo West	Las Vegas	NV	MH	37		258	258	99.6%
Las Vegas	Las Vegas	NV	RV	11		217	21	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Villa Borega	Las Vegas	NV	MH	40		293	293	79.9%
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St George (g)	Hurricane	UT	RV	26		149	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	99.2%
Total Nevada, Utah and Idaho				473	—	3,314	2,969	91.8%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15		178	43	100.0%
Bend	Bend	OR	RV	289	116	351	27	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	94.2%
Pacific City	Cloverdale	OR	RV	105	50	307	41	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	98.4%
Portland Fairview	Fairview	OR	RV	30		407	217	100.0%
Quail Hollow (e)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	7	100.0%
Seaside	Seaside	OR	RV	80	7	251	44	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	18	100.0%
Mt. Hood Village	Welches	OR	RV	115		626	219	100.0%
Hope Valley RV	Turner	OR	RV	69	23	164	154	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	22	100.0%
Mount Vernon	Bow	WA	RV	311		251	29	100.0%
Chehalis	Chehalis	WA	RV	309		360	23	100.0%
Grandy Creek (g)	Concrete	WA	RV	63		179	—	—%
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (e)	La Conner	WA	RV	106		319	35	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	18	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	7	100.0%
Little Diamond	Newport	WA	RV	360	30	520	1	100.0%
Oceana	Ocean City	WA	RV	16	7	84	10	100.0%
Crescent Bar	Quincy	WA	RV	14		115	12	100.0%
Long Beach	Seaview	WA	RV	17	10	144	10	100.0%
Paradise RV	Silver Creek	WA	RV	60		265	3	100.0%
Total Northwest				2,572	296	6,457	1,674	99.3%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	294	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	80	100.0%
Colorado River	Columbus	TX	RV	218	22	232	25	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	473	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	120	301	81	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Lakewood	Harlingen	TX	RV	30		301	99	100.0%
Paradise Park	Harlingen	TX	RV	60		563	263	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84		1,027	357	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	197	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	39	100.0%
Paradise South	Mercedes	TX	RV	49		493	182	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	55	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	613	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	153	100.0%
Leisure World	Weslaco	TX	RV	38		333	170	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	317	100.0%
Trails End RV	Weslaco	TX	RV	43		362	236	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	27	100.0%
Lake Conroe	Willis	TX	RV	129		705	298	100.0%
Lake Conroe RV Resort (g)	Montgomery	TX	RV	130		261	—	—%
Total Texas				2,859	701	10,336	3,959	100.0%
Grand Total All Markets				43,837	6,553	167,684	119,252	96.6%
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
(c)Property acquired in 2022.
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
(g)Property did not have annual Sites for 2022.
(h)RV community operated by a tenant pursuant to an existing ground lease (See Item 8. Financial Statements and Supplementary Data—Note 6. Investment in Real Estate).

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 16. Commitments and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2022, there were 311 holders of record for 186,120,298 outstanding shares of our common stock. Additionally, there were 9,265,565 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2022-3/31/2022	44,669	$77.22	None	None
4/1/2022-6/30/2022	—	$—	None	None
7/1/2022-9/30/2022	—	$—	None	None
10/1/2022-12/31/2022	—	$—	None	None
1/1/2022-12/31/2022	44,669	$—	None	None
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
2022 Accomplishments
We continued our strong performance in 2022, as marked by these key operational and financial accomplishments:
•Net income available for Common Stockholders was $1.53 per fully diluted share, for the year ended December 31, 2022, 7.0% higher than the year ended December 31, 2021.
•Normalized FFO per Common Share on a fully diluted basis was $2.72 for the year ended December 31, 2022, 7.4% higher than the year ended December 31, 2021.
•Core portfolio generated growth of 5.7% in income from property operations, excluding deferrals and property management, for the year ended December 31, 2022, compared to the year ended December 31, 2021.
•Core MH base rental income increased by 5.8% during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is due to 5.4% growth from rate increases and 0.4% from occupancy gains.
•Maintained average Core MH occupancy at 95.1% for the years ended December 31, 2022 and 2021.
•Manufactured homeowners within our Core portfolio increased by 637 to 66,069 as of December 31, 2022, compared to 65,432 as of December 31, 2021.
•Core RV and marina base rental income for the year ended December 31, 2022 increased by 9.1%, compared to the year ended December 31, 2021.
•Combined Core Seasonal and Transient RV base rental income for the year ended December 31, 2022 increased by 9.5% or $11.1 million, compared to the year ended December 31, 2021.
•RV Annual occupancy within our Core RV and Thousand Trails portfolios increased by 570 sites during the year ended December 31, 2022, compared to the year ended December 31, 2021.
•New home sales of 1,176 for the year ended December 31, 2022, which was the highest in company history.
•Acquired four RV communities, one membership RV community, an 80% interest in two joint ventures with RV properties under development, a 50% interest in one joint venture with one RV community, and three land parcels with an aggregate value of approximately $150.9 million.
•Added 1,034 expansion sites during the year ended December 31, 2022.
•During the year ended December 31, 2022, we entered into a $200.0 million unsecured term loan agreement. The term of the loan is five years and bears interest at a rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.
•During the year ended December 31, 2022, we closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and matures in 11 years.
•During the year ended December 31, 2022, we entered into our current at-the-market (“ATM”) equity offering program with an aggregate offering price of up to $500.0 million. The full capacity remains available for issuance.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of December 31, 2022, we owned or had an ownership interest in a portfolio of 449 Properties located throughout the United States and Canada containing 171,248 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering an exceptional experience to our residents and guests that results in delivery of value to stockholders. Our business model is intended to provide an opportunity for increased cash flows and appreciation in value. We seek growth in earnings, Funds from Operations (“FFO”) and cash flows by enhancing the profitability and operation of our Properties and investments. We accomplish this by attracting and retaining high quality customers to our Properties, who take pride in our Properties and in their homes and efficiently managing our Properties by increasing occupancy, maintaining

Management's Discussion and Analysis (continued)
competitive market rents and controlling expenses. We also actively pursue opportunities that fit our acquisition criteria and are currently engaged in various stages of negotiations relating to the possible acquisition of additional properties.
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
State and local rent control regulations affect 26 wholly-owned Properties, including 14 of our 47 California Properties, all 7 of our Delaware Properties, 1 of our 5 Massachusetts Properties, 1 of our 7 New York Properties and 3 of our 11 Oregon Properties. These rent control regulations govern rent increases and generally permit us to increase rates by a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance. These rate increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2022
MH Sites	72,700
RV Sites:
Annual	34,300
Seasonal	12,700
Transient	15,200
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,600
Total (3)	171,200
_____________________
(1)Primarily utilized to service the approximately 128,400 members. Includes approximately 6,400 Sites rented on an annual basis.
(2)Includes approximately 2,000 annual Sites and 1,600 transient Sites.
(3)Total does not foot due to rounding.

Membership Sites are primarily utilized to service approximately 128,400 annual subscription members, including 26,000 free trial members added through our RV dealer program. The remaining 102,400 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five

Management's Discussion and Analysis (continued)
geographic regions of the United States. In 2022, a TTC membership for a single geographic region required an annual payment of $630. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of Sites at non-membership RV communities, or (5) membership in discount travel programs. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.
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
Under the existing administration, the Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, has focused on equitable access to affordable and sustainable housing. In 2017, the FHFA published the Underserved Markets Plans for 2018-2020 (the “GSE Plans”) under the Duty-To-Serve (“DTS”) provisions mandated by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. The GSEs subsequently added a 2021 Plan as a one-year extension and have since published their current 2022-2024 Plans.
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
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Since the COVID-19 pandemic began, we have taken actions to prioritize the safety and security of our employees, residents and customers, while maintaining our high-quality standards in service to our residents and customers. Our Properties continue to be open subject to seasons of operations and state and local guidelines. Our property offices are open to residents and customers and we are complying with Center for Disease Control and Prevention recommended protocols.
While the pandemic and related government measures, including the temporary closure of the Canadian border, adversely impacted our business in certain prior periods, we have experienced strong demand across our business in 2022, particularly in our RV portfolio. For additional details, see Results Overview.
We attribute the solid performance of our business to the fundamentals of our business model. The property locations and the lifestyle we offer have broad appeal to customers interested in enjoying an outdoor experience. We intend to continue to monitor the situation and we may take further actions that alter our business operations as may be required and that are in the

Management's Discussion and Analysis (continued)
best interests of our employees, residents, customers and shareholders. The extent of the impact that COVID-19 will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
Results Overview
For the year ended December 31, 2022, net income available for Common Stockholders increased $22.1 million, or $0.10 per fully diluted Common Share, to $284.6 million, or $1.53 per fully diluted Common Share, compared to $262.5 million, or $1.43 per fully diluted Common Share, for the same period in 2021. For the year ended December 31, 2022, FFO available for Common Stock and OP Unit holders increased $38.0 million,or $0.16 per fully diluted Common Share, to $523.6 million, or $2.68 per fully diluted Common Share, compared to $485.6 million, or $2.52 per fully diluted Common Share, for the same period in 2021. For the year ended December 31, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $42.6 million, or $0.19 per fully diluted Common Share, to $531.6 million, or $2.72 per fully diluted Common Share, compared to $489.0 million, or $2.53 per fully diluted Common Share, for the same period in 2021.
Hurricane Ian made landfall on the west coast of Florida on September 28, 2022. For the majority of our Florida Properties, the impact was limited to flooding, wind, wind-blown debris and falling trees and branches. These properties have resumed operations. The most significant damage to our Properties occurred in or near the Fort Myers area. Six of our Properties in or near this market experienced utility disruptions. The properties include four RV parks and two marinas with a total of 2,100 sites/slips. During the storm, the four RV properties experienced strong winds as well as significant flooding, including from unprecedented storm surges that resulted in damage to certain common area buildings, utility infrastructure and residents’ homes. The two marinas suffered wind related building damage and the process of restoring the buildings has begun. Four of the six properties have resumed operations and two are expected to resume operations by the third quarter of 2023.
During the year ended December 31, 2022, we recognized $40.6 million of expenses for debris removal and cleanup costs related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $40.6 million related to the expected insurance recovery as a result of Hurricane Ian, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income. In addition, during the year ended December 31, 2022, we recorded a $5.4 million reduction to the carrying value of certain assets and an offsetting insurance recovery revenue of $5.4 million as a result of Hurricane Ian, which is included in Gain/(loss) on sale of real estate and impairment, net in the Consolidated Statements of Income and Comprehensive Income. We believe we have adequate insurance coverage, subject to deductibles, including business interruption though we are unable to predict the timing or amount of insurance recovery. As of February 21, 2023, we have received $19.7 million in proofs of loss from our insurance carriers in connection with our initial claim submissions.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2022 and 2021 includes all Properties acquired prior to December 31, 2020 that we have owned and operated continuously since January 1, 2021. During the quarter ended December 31, 2022, operations at our Fort Myers Beach, Gulf Air, Pine Island, and Ramblers Rest properties were interrupted as a result of Hurricane Ian, therefore we designated them as Non-core properties. This change is reflected throughout the Results Overview.
For the year ended December 31, 2022, property operating revenues in our Core Portfolio, excluding deferrals, increased 6.1% and property operating expenses in our Core Portfolio, excluding deferrals and property management, increased 6.7%, from the year ended December 31, 2021, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.7%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 95.1% for each of the years ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2022, our Core Portfolio occupancy decreased by 15 sites with an increase in homeowner occupancy of 637 sites and a decrease in rental occupancy of 652. In addition to maintaining occupancy, we have experienced rental rate increases during the year ended December 31, 2022, contributing to a growth of 5.4% in MH rental income compared to the same period in 2021.
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2022, was 9.1% higher than the same period in 2021 and was driven by an increase in annual and seasonal revenues. Core RV and marina base rental income from annuals represents more than 60% of total Core RV and marina base rental income and increased 8.8% for the year ended December 31, 2022 compared to the same period in 2021. Core seasonal RV and marina base rental income increased 38.6% for the year ended December 31, 2022 compared to the same period in 2021. Core transient RV and marina

Management's Discussion and Analysis (continued)
base rental income decreased $3.4 million or 4.3%, for the year ended December 31, 2022 compared to the same period in 2021.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the year ended December 31, 2022, annual membership subscriptions revenue increased 8.5% over the same period in 2021. During the year ended December 31, 2022, we sold 23,237 TTC memberships and activated 28,180 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2022	2021	2020	2019	2018
TTC Origination	51,417	50,523	44,129	41,484	37,528
TTC Sales	23,237	23,923	20,587	19,267	17,194
RV Dealer TTC Activations	28,180	26,600	23,542	22,217	20,334
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. During 2022, we continued to experience an all-time high for new home sales with 1,176 new home sales during the year ended December 31, 2022, compared to 1,163 new home sales during the year ended December 31, 2021. The increase in new home sales was primarily due to favorable housing trends and timing of the availability of home inventory ready for sale.
As of December 31, 2022, we had 2,811 occupied rental homes in our Core MH communities. Our Core Portfolio income from rental operations, net of depreciation, was $27.4 million for the year ended December 31, 2022 and $32.0 million for the year ended December 31, 2021. Approximately $27.7 million and $31.5 million of rental operations revenue related to Site rental was included in MH base rental income in our Core Portfolio for the years ended December 31, 2022 and December 31, 2021, respectively.
Our gross investment in real estate increased $380.5 million to $7,369.6 million as of December 31, 2022, from $6,989.1 million as of December 31, 2021, primarily due to new acquisitions as well as capital improvements during the year ended December 31, 2022.

Management's Discussion and Analysis (continued)
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2021 through December 31, 2022 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2021 (1) (2)				160,500
Acquisition Properties:
Okeechobee KOA Resort	Okeechobee, Florida	RV	January 21, 2021	740
Cortez Village Marina	Cortez, Florida	Marina	February 5, 2021	353
Fish Tale Marina	Fort Myers Beach, Florida	Marina	February 5, 2021	296
Hi-Lift Marina	Adventure, Florida	Marina	February 5, 2021	211
Hidden Harbour Marina	Pompano Beach, Florida	Marina	February 5, 2021	357
Inlet Harbor Marina	Ponce Inlet, Florida	Marina	February 5, 2021	295
Palm Harbour Marina	Cape Haze, Florida	Marina	February 5, 2021	260
Riverwatch Marina	Stuart, Florida	Marina	February 5, 2021	306
Boathouse Marina	Beaufort, North Carolina	Marina	February 5, 2021	547
Dale Hollow State Park Marina	Burkesville, Kentucky	Marina	February 5, 2021	198
Bay Point Marina	Marblehead, Ohio	Marina	February 5, 2021	841
Rivers Edge Marina	North Charleston, South Carolina	Marina	February 5, 2021	503
Pine Haven	Cape May, New Jersey	RV	June 3, 2021	629
Myrtle Beach Property (3)	Myrtle Beach, South Carolina	RV	August 26, 2021	813
Voyager RV Resort (4)	Tucson, Arizona	RV	October 14, 2021	—
RVC Portfolio (5)	Multiple	Unconsolidated JV	November 1, 2021	988
Hope Valley	Turner, Oregon	RV	November 18, 2021	164
Lake Conroe KOA	Montgomery, Texas	RV	December 15, 2021	261
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139
Hiawasee KOA JV	Hiawassee, Georgia	Unconsolidated JV	November 10, 2022	283
Whippoorwill Campground	Marmora, New Jersey	RV	December 20, 2022	288

Expansion Site Development:
Sites added (reconfigured) in 2021				1,037
Sites added (reconfigured) in 2022				1,034

Total Sites as of December 31, 2022 (2)				171,200
_____________________
(1)    Includes the marina slips.
(2)    Sites are approximate.
(3)    RV community operated by a tenant pursuant to an existing ground lease (See Item 8. Financial Statements and Supplementary Data — Note 6. Investment in Real Estate).
(4)    On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager joint venture (See Item 8. Financial Statements and Supplementary Data — Note 6. Investment in Real Estate). The Voyager joint venture sites were previously included in the Total Sites as of January 1, 2021.
(5)    During the year ended December 31, 2022 we made investments in two additional joint ventures with RVC Outdoor Destinations. The joint ventures each have one property under development.

Management's Discussion and Analysis (continued)
Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding fourteen Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue (1)
Florida	64,039	151	38.2%	44.3%
Northeast	21,683	58	12.9%	11.1%
Arizona	19,121	43	11.4%	10.2%
California	13,440	47	8.0%	11.7%
Southeast	12,991	34	7.7%	5.7%
Midwest	12,474	31	7.4%	5.4%
Texas	10,336	20	6.2%	2.7%
Northwest	6,457	26	3.9%	3.2%
Colorado	3,829	11	2.3%	3.3%
Other	3,314	14	2.0%	2.4%
Total	167,684	435	100.0%	100.0%
_____________________
(1)Excludes the impact of GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions as well as approximately $14.8 million of property operating revenue not allocated to Properties, which consists primarily of membership upgrade sales.

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
Our Core Portfolio consists of our Properties owned and operated during all of 2021 and 2022. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2021 and 2022. This includes, but is not limited to, six properties and eleven marinas acquired during 2021, four RV communities and one membership RV community acquired during 2022 and our Westwinds MH community and an adjacent shopping center. The ground leases with respect to Westwinds and the adjacent shopping center terminated on August 31, 2022. The Non-Core properties also include Fort Myers Beach, Gulf Air, Pine Island, and Ramblers Rest.
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
We define Normalized FFO as FFO excluding non-operating income and expense items such as gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs, transaction/pursuit costs, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2022, 2021 and 2020:

	Total Portfolio
(amounts in thousands)	2022	2021	2020
Computation of Income from Property Operations:
Net income available for Common Stockholders	$284,611	$262,462	$228,268
Redeemable preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	14,198	13,522	13,132
Equity in income of unconsolidated joint ventures	(3,363)	(3,881)	(5,399)
Income before equity in income of unconsolidated joint ventures	295,462	272,119	236,017
Loss on sale of real estate and impairment, net	—	59	—
Total other expenses, net	357,600	332,192	299,351
(Gain)/loss from home sales operations and other	(13,846)	(8,356)	3,046
Income from property operations	$639,216	$596,014	$538,414
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2022, 2021 and 2020:

(amounts in thousands)	2022	2021	2020
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$284,611	$262,462	$228,268
Income allocated to non-controlling interests – Common OP Units	14,198	13,522	13,132
Membership upgrade sales upfront payments, deferred, net	21,703	25,079	12,062
Membership sales commissions, deferred, net	(3,196)	(5,075)	(1,660)
Depreciation and amortization	202,362	188,444	155,131
Depreciation on unconsolidated joint ventures	3,886	1,083	727
Gain on unconsolidated joint ventures	—	—	(1,229)
Loss on sale of real estate and impairment, net (1)	—	59	—
FFO available for Common Stock and OP Unit holders	523,564	485,574	406,431
Early debt retirement	1,156	2,784	10,786
Transaction/pursuit costs (2)	3,807	598	—
Lease termination expenses	3,119	—	1,446
Normalized FFO available for Common Stock and OP Unit holders	$531,646	$488,956	$418,663
Weighted average Common Shares outstanding—Fully Diluted	195,255	192,883	192,555

_____________________
(1)    Reflects a $5.4 million reduction to the carrying value of certain assets and insurance recovery revenue of $5.4 million as a result of Hurricane Ian for the year ended December 31, 2022.
(2)    Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income.
(3)    Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and
Administrative expenses in the Consolidated Statement of Income.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2022 and 2021 includes all Properties acquired prior to December 31, 2020 that we have owned and operated continuously since January 1, 2021. During the year ended December 31, 2022, operations at our Fort Myers Beach, Gulf Air, Pine Island, and Ramblers Rest properties were interrupted as a result of Hurricane Ian, therefore we designated them as Non-core properties. This change is reflected in the results of operations for the comparison of the year ended December 31, 2022 to the year ended December 31, 2021. For the comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$625,989	$591,725	$34,264	5.8%	$633,958	$603,066	$30,892	5.1%
Rental home income (1)	15,198	16,672	(1,474)	(8.8)%	15,244	16,696	(1,452)	(8.7)%
RV and marina base rental income (1)	352,727	323,391	29,336	9.1%	409,615	362,818	46,797	12.9%
Annual membership subscriptions	62,502	58,122	4,380	7.5%	63,215	58,251	4,964	8.5%
Membership upgrades sales current period, gross	33,384	36,200	(2,816)	(7.8)%	34,661	36,270	(1,609)	(4.4)%
Utility and other income (1)	105,279	100,363	4,916	4.9%	120,750	108,543	12,207	11.2%
Property operating revenues, excluding deferrals	1,195,079	1,126,473	68,606	6.1%	1,277,443	1,185,644	91,799	7.7%

Property operating and maintenance (1)(2)	409,067	378,869	30,198	8.0%	442,586	401,506	41,080	10.2%
Real estate taxes	67,130	64,572	2,558	4.0%	74,145	72,671	1,474	2.0%
Rental home operating and maintenance	5,367	5,674	(307)	(5.4)%	5,393	5,727	(334)	(5.8)%
Sales and marketing, gross	22,880	23,694	(814)	(3.4)%	23,513	23,743	(230)	(1.0)%
Property operating expenses, excluding deferrals and property management	504,444	472,809	31,635	6.7%	545,637	503,647	41,990	8.3%
Income from property operations, excluding deferrals and property management (3)	690,635	653,664	36,971	5.7%	731,806	681,997	49,809	7.3%
Property management	74,083	65,975	8,108	12.3%	74,083	65,979	8,104	12.3%
Income from property operations, excluding deferrals (4)	616,552	587,689	28,863	4.9%	657,723	616,018	41,705	6.8%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	18,507	20,004	(1,497)	(7.5)%	18,507	20,004	(1,497)	(7.5)%
Income from property operations (3)	$598,045	$567,685	$30,360	5.3%	$639,216	$596,014	$43,202	7.2%
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
Total portfolio income from property operations for 2022 increased $43.2 million, or 7.2%, from 2021, driven by an increase of $30.4 million, or 5.3%, from our Core Portfolio and an increase of $12.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income and RV and marina base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2021 and during the year ended December 31, 2022. The increase in income from property operations from our Non-Core Portfolio was primarily attributed to income from properties acquired throughout 2021 and 2022.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for 2022 increased $34.3 million, or 5.8%, from 2021, which reflects 5.4% growth from rate increases and 0.4% growth from occupancy gains. The average monthly base rental income per Site in our Core portfolio increased to approximately $757 in 2022 from approximately $718 in 2021. The average occupancy in our Core Portfolio was 95.1% in both 2022 and 2021.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Annual	$224,647	$206,405	$18,242	8.8%	$266,100	$237,204	$28,896	12.2%
Seasonal	52,103	37,590	14,513	38.6%	58,874	41,742	17,132	41.0%
Transient	75,977	79,396	(3,419)	(4.3)%	84,641	83,872	769	0.9%
RV and marina base rental income	$352,727	$323,391	$29,336	9.1%	$409,615	$362,818	$46,797	12.9%
Annual RV and marina base rental income increased during the year ended December 31, 2022, from the year ended December 31, 2021, across all regions and was due to increases in rate and occupancy. The increase in Seasonal RV and marina base rental income was driven by increases in the South and West regions during the first quarter of 2022, as these regions were adversely impacted in 2021 by travel restrictions resulting from COVID-19, in particular from the closure of the Canadian border. The decrease in Transient RV and marina base rental income was primarily due to a decrease in transient RV revenue as a result of a reduction in the number of Transient Sites available.
Annual membership subscription revenue in our Core Portfolio for the year ended December 31, 2022 increased $4.4 million, or 7.5% from the same period in 2021. The increase in annual membership subscription revenue was partially offset by a decrease of $2.8 million, or 7.8% in membership upgrade sales, gross for the year ended December 31, 2022, from the year ended December 31, 2021, primarily due to the introduction of the Adventure upgrade product introduced in 2021.
Utility and other income in our Core Portfolio for 2022 increased $4.9 million, or 4.9%, from 2021. The increase was primarily due to higher utility income of $6.1 million and pass-through income of $1.7 million, partially offset by lower other property income of $2.9 million. Utility income increased across all utility types. The increase in pass-through income was primarily due to increases in real estate taxes based on tax assessment notices received in the prior year. The decrease in other property income is primarily related to Hurricane Hanna insurance proceeds received in 2021.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for 2022 increased $31.6 million, or 6.7%, from 2021, primarily due to increases in property operating and maintenance expenses of $30.2 million and real estate taxes of $2.6 million. Property operating and maintenance expenses were higher in 2022, primarily due to increases in utility expenses of $13.3 million, property payroll expenses of $7.7 million, repair and maintenance expenses of $5.8 million and insurance and other expenses of $3.1 million.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenue from new home sales (1)	$116,790	$94,160	$22,630	24.0%
Cost of new home sales (1)	104,684	88,404	16,280	18.4%
Gross profit from new home sales	12,106	5,756	6,350	110.3%

Gross revenue from used home sales	4,401	4,297	104	2.4%
Cost of used home sales	4,212	5,910	(1,698)	(28.7)%
Gross profit (loss) from used home sales	189	(1,613)	1,802	111.7%

Gross revenue from brokered resales and ancillary services	58,988	54,060	4,928	9.1%
Cost of brokered resales and ancillary services	30,116	26,309	3,807	14.5%
Gross profit from brokered resales and ancillary services	28,872	27,751	1,121	(4.0)%

Home selling and ancillary operating expenses	27,321	23,538	3,783	16.1%
Income from home sales and other	$13,846	$8,356	$5,490	(65.7)%
Home sales volumes:
New home sales (2)	1,176	1,163	13	1.1%
New Home Sales Volume - ECHO JV	78	82	(4)	(4.9)%
Used home sales	337	432	(95)	(22.0)%
Brokered home resales	808	735	73	9.9%
__________________________
(1)New home sales gross revenue and costs of new home sales do not include the revenue and costs associated with our ECHO JV.
(2)Total new home sales volume includes home sales from our ECHO JV through December 22, 2022. On December 22, 2022, we completed the purchase of all homes held by the ECHO JV.
Income from home sales and other was $13.8 million for 2022, an increase of $5.5 million compared to 2021. The increase in income from home sales and other was primarily due to an increase in gross profit from new home sales as a result of an increase in the number of new homes sold and an increase in the average sales price during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$42,871	$48,202	$(5,331)	(11.1)%
Rental home operating and maintenance	5,367	5,674	(307)	(5.4)%
Income from rental operations	37,504	42,528	(5,024)	(11.8)%
Depreciation on rental homes (2)	10,060	10,548	(488)	(4.6)%
Income from rental operations, net of depreciation	$27,444	$31,980	$(4,536)	(14.2)%

Gross investment in new manufactured home rental units (3)	$237,816	$226,761	$11,055	4.9%
Gross investment in used manufactured home rental units	$14,685	$16,100	$(1,415)	(8.8)%

Net investment in new manufactured home rental units	$196,053	$184,539	$11,514	6.2%
Net investment in used manufactured home rental units	$8,210	$8,700	$(490)	(5.6)%

Number of occupied rentals – new, end of period	2,481	3,038	(557)	(18.3)%
Number of occupied rentals—used, end of period	330	424	(94)	(22.2)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $27.7 million and $31.5 million for the years ended December 31, 2022 and December 31, 2021, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)New home cost basis in 2021 does not include the costs associated with our ECHO JV. On December 22, 2022, we completed the acquisition of all manufactured homes held by the ECHO joint venture for a purchase price of $10.0 million.

Management's Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2022	2021	Variance	% Change
Depreciation and amortization	$(202,362)	$(188,444)	$(13,918)	(7.4)%
Interest income	7,430	7,016	414	5.9%
Income from other investments, net	8,553	4,555	3,998	87.8%
General and administrative	(44,857)	(39,576)	(5,281)	(13.3)%
Other expenses	(8,646)	(4,241)	(4,405)	(103.9)%
Early debt retirement	(1,156)	(2,784)	1,628	58.5%
Interest and related amortization	(116,562)	(108,718)	(7,844)	(7.2)%
Total other income and expenses, net	$(357,600)	$(332,192)	$(25,408)	(7.6)%

Total other income and expenses, net increased $25.4 million in 2022 compared to 2021, primarily due to higher depreciation and amortization, interest and related amortization expenses, general and administrative and other expenses. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired throughout 2021 and 2022. The increase in interest and related amortization is due to higher debt levels in 2022 compared to 2021. The increase in general and administrative expenses was primarily due to non-operating costs associated with the Westwinds ground leases that terminated on August 31, 2022. The increase in other expenses was primarily due to transaction/pursuit costs of $3.8 million related to unconsummated transactions.
Casualty related charges/(recoveries), net
During the year ended December 31, 2022, we recorded $40.6 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue accrual of $40.6 million related to related to the expected insurance recovery as a result of Hurricane Ian. For additional information see Results Overview.
Loss on sale of real estate and impairment, net
During the year ended December 31, 2022, we recorded a $5.4 million reduction to the carrying value of certain assets as a result of property damage caused by Hurricane Ian and offsetting insurance recovery revenue of $5.4 million for the expected recovery from this loss. For additional information see Results Overview.

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
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. When investing capital, we consider all potential uses, including returning capital to our stockholders or the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, alternative opportunistic capital uses and capital requirements. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term secured debt continues to be our focus.
Total secured debt encumbered a total of 114 and 117 of our Properties as of December 31, 2022 and December 31, 2021, respectively, and the gross carrying value of such Properties was approximately $2,868.3 million and $2,817.5 million, as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, we have available liquidity in the form of approximately 413.9 million shares of authorized and unissued common stock, par value $0.01 per share and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.

Management's Discussion and Analysis (continued)
On February 24, 2022, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. Prior to establishing our current ATM program, our prior ATM equity offering program had an aggregate offering price of up to $200.0 million. During the year ended December 31, 2022, we sold 328,123 shares of our common stock under our prior ATM equity program for gross cash proceeds of approximately $28.0 million at a weighted average share price of $86.46. As of December 31, 2022, the full capacity of our current ATM equity offering program remained available for issuance.
During the year ended December 31, 2022, we closed on a $200.0 million senior unsecured term loan (the "Unsecured Term Loan"). The maturity date is January 21, 2027. The Unsecured Term Loan bears interest at a rate of SOFR, plus approximately 1.30% to 1.80%, depending on leverage levels. We also closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. See Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements for further details.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2022, our LOC had a borrowing capacity of $302.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
We continue to monitor the development and adoption of an alternative index to LIBOR to manage the transition. Given the majority of our current debt is secured and not subject to LIBOR, we do not believe the transition from LIBOR to an alternative index will have a significant impact on our consolidated financial statements.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2022	2021	2020
Net cash provided by operating activities	$599,336	$595,052	$466,537
Net cash used in investing activities	(525,589)	(914,455)	(450,379)
Net cash (used in) provided by financing activities	(174,798)	418,741	(20,958)
Net (decrease) increase in cash and restricted cash	$(101,051)	$99,338	$(4,800)

Operating Activities

Management's Discussion and Analysis (continued)
Net cash provided by operating activities increased $4.3 million to $599.3 million for the year ended December 31, 2022, from $595.1 million for the year ended December 31, 2021. The overall increase in net cash provided by operating activities was primarily due to an increase in income from property operations of $43.2 million in 2022 compared to 2021, partially offset by a net increase in other assets, net and accounts payable and other liabilities of $14.4 million, a decrease in rents and other customer payments received in advance and security deposits of $9.1 million and payment of $4.4 million in 2022 related to the 2019 Long-Term Cash Incentive Plan Award.

Investing Activities
Net cash used in investing activities decreased $388.9 million to $525.6 million for the year ended December 31, 2022, from $914.5 million for the year ended December 31, 2021. The decrease in net cash used in investing activities was primarily due to a decrease in acquisitions of $439.7 million, partially offset by an increase in capital improvements of $82.5 million.
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2022	2021	2020
Asset preservation (1)	$46,406	$43,618	$35,409
Improvements and renovations (2)	34,121	26,887	24,580
Property upgrades and development (3)	134,318	120,209	93,139
New and used home investments (4) (5)	145,627	96,395	59,615
Total property improvements	360,472	287,109	212,743
Corporate	12,327	3,181	4,339
Total capital improvements	$372,799	$290,290	$217,082
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
Financing Activities
Net cash used in financing activities was $174.8 million for the year ended December 31, 2022. Net cash provided by financing activities was $418.7 million for the year ended December 31, 2021. The increase in net cash used in financing activities was primarily due to an increase in net payments on the LOC of $278.0 million and decreased proceeds from the issuance of $111.9 million of common stock.
Contractual Obligations
As of December 31, 2022, we were subject to certain contractual payment obligations(1) as described in the following table:

(amounts in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Long Term Borrowings (2)	$3,415,979	$154,814	$74,214	$349,820	$366,784	$269,481	$2,200,866
Interest Expense (3)	845,785	100,422	95,524	90,277	82,815	78,763	397,984
LOC Maintenance Fee	2,336	1,019	1,017	300	—	—	—
Ground Leases (4)	7,921	668	675	680	684	689	4,525
Office and Other Leases	26,116	3,770	3,407	3,108	2,613	2,424	10,794
Total Contractual Obligations	$4,298,137	$260,693	$174,837	$444,185	$452,896	$351,357	$2,614,168
Weighted average interest rates - Long Term Borrowings	3.52%	3.42%	3.38%	3.36%	3.49%	3.53%	3.63%

Management's Discussion and Analysis (continued)
_____________________
(1)We do not include insurance, property taxes and cancellable contracts in the contractual obligations table.
(2)Balances exclude note premiums of $0.1 million and unamortized deferred financing costs of $28.1 million. Balances represent debt maturing and scheduled periodic payments as well as our LOC balance of $198.0 million outstanding as of December 31, 2022, on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2022.
(4)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054. The Westwinds ground leases terminated on August 31, 2022.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2022, approximately 19.8% of our outstanding debt is fully amortizing.
Westwinds
The Operating Partnership operated and managed Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expired on August 31, 2022 and did not contain extension options. For the year ended December 31, 2022, Westwinds and Nicholson Plaza generated approximately $3.2 million of net operating income.
The master lessor of these ground leases, The Nicholson Family Partnership (together with its predecessor in interest, the “Nicholsons”), expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents. We believe the Nicholsons were unlawfully attempting to impose those obligations upon the Operating Partnership.
Westwinds opened in the 1970s and was developed by the original ground lessee with assistance from the Nicholsons. In 1997, the Operating Partnership acquired the leasehold interest in the ground leases. In addition to rent based on the operations of Westwinds, the Nicholsons received a percentage of gross revenues from the sale of new or used mobile homes in Westwinds.
The Operating Partnership entered into subtenancy agreements with the mobilehome residents of Westwinds. Because the ground leases with the Nicholsons had an expiration date of August 31, 2022, and no further right of extension, the Operating Partnership did not enter into any subtenancy agreements that extended beyond August 31, 2022. However, the mobilehome residents’ occupancy rights continued by operation of California state and San Jose municipal law beyond the expiration date of the ground leases. Notwithstanding this, the Nicholsons made what we believe to be an unlawful demand that the Operating Partnership deliver the property free and clear of any subtenancies upon the expiration of the ground leases by August 31, 2022. We believe the Nicholsons’ demand (i) violated California state and San Jose municipal law because the Nicholsons had demanded that the Operating Partnership remove all residents without just cause and (ii) conflicted with the terms and conditions of the ground leases, which contained no express or implied requirement that the Operating Partnership deliver the property free and clear of all subtenancies at the mobile home park and required, instead, that the Operating Partnership continuously operate the mobilehome park during the lease term.
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

Management's Discussion and Analysis (continued)
The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, seeking (i) a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, was “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” (ii) that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation and (iii) that the Operating Partnership was required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding.
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership was obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserted that it was no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminated as of August 31, 2022. The Nicholsons filed a demurrer to our complaint which was denied by the Superior Court.
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
The arbitration that was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons was set for a hearing on October 31, 2022 with respect to the Nicholsons’ claim that the Operating Partnership was required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration.
On October 6, 2022, the parties to the Superior Court proceeding as well as the arbitration entered into a binding agreement which was subsequently documented and implemented, pursuant to which, among other things, all claims pending in the Superior Court and in the arbitration were dismissed with prejudice; however, the Nicholsons reserved their rights to pursue their claim that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. To the extent the Nicholsons pursue such claim, we intend to vigorously defend our interests.

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

Management's Discussion and Analysis (continued)
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
Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, rental rates for our annual RV and marina Sites are established on an annual basis. Our membership subscriptions generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, approximately 20.0% of our dues are frozen.
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
The fair value of our long-term debt obligations is affected by changes in market interest rates, however our scheduled maturities are well laddered from 2023 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2022, we had $92.5 million of secured debt maturing in 2023. In addition, 19.8% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates.
For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $308.8 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $340.0 million. Our secured debt has fixed interest rates so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured term loan is fixed through the utilization of an interest rate swap so interest expense and cash flows would not be affected by fluctuations in interest rates. Our line of credit bears interest at a rate of LIBOR plus 1.25% to 1.65%.

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
•the effect of Hurricane Ian on our business including, but not limited to the following: (i) the timing and cost of recovery, (ii) the condition of properties and the impact on occupancy demand and related rent revenue and (iii) the timing and amount of insurance proceeds;
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2022.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by our independent registered public accounting firm, as stated in its report on page F-4.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2023 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	80,985	$54.94	5,231,784
Equity compensation plans not approved by security holders (2)	N/A	N/A	674,007
Total	80,985	$54.94	5,905,791
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
The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2023 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Items 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2023 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

10.10(o)	Third Amended and Restated Guaranty dated as of April 19, 2021 by Equity LifeStyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.11(p)	Form of Equity Distribution Agreement, dated February 24, 2022, by and among the Company, the Operating Partnership and each of the Sales Agents.

10.12(q)	Consulting Agreement, by and between Roger Maynard and MHC Property Management Limited Partnership, dated February 10, 2022.

10.13(r)	Form of Restricted Share Award Agreement for the Plan

10.14(r)	Form of Option Award Agreement for the Plan

14*	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 27, 2022

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 8-K dated May 22, 2007
(b)Included as an exhibit to our Report on Form 8-K dated November 26, 2013
(c)Included as an exhibit to our Report on Form 8-K dated May 2, 2019
(d)Included as an exhibit to our Report on Form 8-K dated February 19, 2020
(e)Included as an exhibit to our Report on Form 8-K dated April 28, 2020
(f)Included as an exhibit to our Report on Form 8-K dated October 26, 2021
(g)Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014
(h)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2020
(i)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996
(j)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005
(k)Included as an exhibit to our Report on Form 8-K dated January 2, 2014
(l)Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014
(m)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016
(n)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006
(o)Included as an exhibit to our Report on Form 8-K dated April 19, 2021
(p)Included as an exhibit to our Report on Form 8-K dated February 24, 2022
(q)Included as an exhibit to our Report on Form 10-Q dated April 26, 2022
(r)Included as an exhibit to our Report on Form 8-K dated May 13, 2014
*        Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 21, 2023	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2023	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 21, 2023	By:	/s/ VALERIE HENRY
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Paul Seavey

/s/ VALERIE HENRY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Valerie Henry

/s/ SAMUEL ZELL	Chairman of the Board	February 21, 2023
Samuel Zell

/s/ THOMAS HENEGHAN	Vice-Chairman of the Board	February 21, 2023
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 21, 2023
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 21, 2023
Derrick Burks

/s/ PHILIP CALIAN	Director	February 21, 2023
Philip Calian

/s/ DAVID CONTIS	Director	February 21, 2023
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 21, 2023
Constance Freedman

/s/ SCOTT PEPPET	Director	February 21, 2023
Scott Peppet

/s/ SHELI ROSENBERG	Director	February 21, 2023
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Valuation of Investment in Real Estate
Description of the Matter	At December 31, 2022, the Company’s net consolidated investment in real estate totaled $5.1 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

Auditing the Company’s evaluation of investment in real estate for impairment was complex and highly subjective. The determination of the undiscounted cash flows for properties where impairment indicators have been identified are sensitive to significant assumptions such as rental revenue and expense growth rates, and capitalization rates used to estimate the property’s residual value, all of which can be affected by expectations about future market conditions, customer demand, and competition.

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
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2023

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investment in real estate:
Land	$2,084,532	$2,019,787
Land improvements	4,115,439	3,879,439
Buildings and other depreciable property	1,169,590	1,089,838
	7,369,561	6,989,064
Accumulated depreciation	(2,258,540)	(2,103,774)
Net investment in real estate	5,111,021	4,885,290
Cash and restricted cash	22,347	123,398
Notes receivable, net	45,356	39,955
Investment in unconsolidated joint ventures	81,404	70,312
Deferred commission expense	50,441	47,349
Other assets, net	181,950	141,567
Total Assets	$5,492,519	$5,307,871
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,693,167	$2,627,783
Term loan, net	496,817	297,436
Unsecured line of credit	198,000	349,000
Accounts payable and other liabilities	175,148	172,285
Deferred membership revenue	197,743	176,439
Accrued interest payable	11,739	9,293
Rents and other customer payments received in advance and security deposits	122,318	118,696
Distributions payable	80,102	70,768
Total Liabilities	3,975,034	3,821,700
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 186,120,298 and 185,640,379 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	1,916	1,913
Paid-in capital	1,628,618	1,593,362
Distributions in excess of accumulated earnings	(204,248)	(183,689)
Accumulated other comprehensive income	19,119	3,524
Total Stockholders’ Equity	1,445,405	1,415,110
Non-controlling interests – Common OP Units	72,080	71,061
Total Equity	1,517,485	1,486,171
Total Liabilities and Equity	$5,492,519	$5,307,871

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$1,118,601	$1,032,575	$923,743
Annual membership subscriptions	63,215	58,251	53,085
Membership upgrade sales current period, gross	34,661	36,270	21,739
Membership upgrade sales upfront payments, deferred, net	(21,703)	(25,079)	(12,062)
Other income	56,144	50,298	46,008
Gross revenues from home sales, brokered resales and ancillary services	180,179	152,517	75,110
Interest income	7,430	7,016	7,154
Income from other investments, net	8,553	4,555	4,026
Total revenues	1,447,080	1,316,403	1,118,803
Expenses:
Property operating and maintenance	443,157	398,983	354,340
Real estate taxes	74,145	72,671	66,120
Sales and marketing, gross	23,513	23,743	17,332
Membership sales commissions, deferred, net	(3,196)	(5,075)	(1,660)
Property management	74,083	65,979	57,967
Depreciation and amortization	202,362	188,444	155,131
Cost of home sales, brokered resales and ancillary sales	139,012	120,623	59,656
Home selling expenses and ancillary operating expenses	27,321	23,538	18,500
General and administrative	44,857	39,576	39,276
Casualty-related charges/(recoveries), net	—	—	—
Other expenses	8,646	4,241	2,567
Early debt retirement	1,156	2,784	10,786
Interest and related amortization	116,562	108,718	102,771
Total expenses	1,151,618	1,044,225	882,786
Gain/(loss) on sale of real estate and impairment, net	—	(59)	—
Income before equity in income of unconsolidated joint ventures	295,462	272,119	236,017
Equity in income of unconsolidated joint ventures	3,363	3,881	5,399
Consolidated net income	298,825	276,000	241,416

Income allocated to non-controlling interests – Common OP Units	(14,198)	(13,522)	(13,132)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$284,611	$262,462	$228,268

Consolidated net income	$298,825	$276,000	$241,416
Other comprehensive income (loss):
Adjustment for fair market value of swap	15,595	3,524	380
Consolidated comprehensive income	314,420	279,524	241,796
Comprehensive income allocated to non-controlling interests – Common OP Units	(15,005)	(13,692)	(13,154)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$299,399	$265,816	$228,626

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Earnings per Common Share – Basic	$1.53	$1.43	$1.26

Earnings per Common Share – Fully Diluted	$1.53	$1.43	$1.25

Weighted average Common Shares outstanding – Basic	185,780	182,917	181,828
Weighted average Common Shares outstanding – Fully Diluted	195,255	192,883	192,555

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2019	$1,812	$1,402,696	$—	$(154,318)	$(380)	$72,078	$1,321,888
Cumulative effect of change in accounting principle (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326))	—	—	—	(3,875)	—	—	(3,875)
Exchange of Common OP Units for Common Stock	1	81	—	—	—	(82)	—
Issuance of Common Stock through employee stock purchase plan	—	2,026	—	—	—	—	2,026
Compensation expenses related to restricted stock and stock options	—	11,527	—	—	—	—	11,527
Repurchase of Common Stock or Common OP Units	—	(3,962)	—	—	—	—	(3,962)
Adjustment for fair market value of swap	—	(300)	—	—	—	300	—
Adjustment for fair market value of swap	—	—	—	—	380	—	380
Consolidated net income	—	—	16	228,268	—	13,132	241,416
Distributions	—	—	(16)	(249,598)	—	(14,360)	(263,974)
Other	—	(671)	—	—	—	—	(671)
Balance as of December 31, 2020	1,813	1,411,397	—	(179,523)	—	71,068	1,304,755
Exchange of Common OP Units for Common Stock	16	10,820	—	—	—	(10,836)	—
Issuance of OP Units	—	—	—	—	—	34,005	34,005
Issuance of Common Stock through employee stock purchase plan	—	2,224	—	—	—	—	2,224
Issuance of Common Stock	84	140,170	—	—	—	—	140,254
Compensation expenses related to restricted stock and stock options	—	10,855	—	—	—	—	10,855
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	—	(2,814)
Adjustment for Common OP Unitholders in the Operating Partnership	—	22,961	—	—	—	(22,961)	—
Adjustment for fair market value of swap	—	—	—	—	3,524	—	3,524
Consolidated net income	—	—	16	262,462	—	13,522	276,000
Distributions	—	—	(16)	(266,628)	—	(13,737)	(280,381)
Other	—	(2,251)	—	—	—	—	(2,251)
Balance as of December 31, 2021	1,913	1,593,362	—	(183,689)	3,524	71,061	1,486,171
Exchange of Common OP Units for Common Stock	—	312	—	—	—	(312)	—
Issuance of Common Stock through employee stock purchase plan	—	2,743	—	—	—	—	2,743
Issuance of Common Stock	3	28,367	—	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	10,537	—	—	—	—	10,537
Repurchase of Common Stock or Common OP Units	—	(3,449)		—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,357)	—	—	—	2,357	—
Adjustment for fair market value of swap	—	—	—	—	15,595	—	15,595
Consolidated net income	—	—	16	284,611	—	14,198	298,825
Distributions	—	—	(16)	(305,170)	—	(15,224)	(320,410)
Other	—	(897)	—	—	—	—	(897)
Balance as of December 31, 2022	$1,916	$1,628,618	$—	$(204,248)	$19,119	$72,080	$1,517,485

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Consolidated net income	$298,825	$276,000	$241,416
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	5,423	59	—
Early debt retirement	1,156	2,784	10,786
Depreciation and amortization	207,050	191,432	157,760
Amortization of loan costs	4,839	4,671	3,473
Debt premium amortization	(181)	(325)	(394)
Equity in income of unconsolidated joint ventures	(3,363)	(3,881)	(5,399)
Distributions of income from unconsolidated joint ventures	4,567	52	95
Proceeds from insurance claims, net	(42,001)	(875)	(1,697)
Compensation expense related to incentive plans	8,760	12,694	11,527
Revenue recognized from membership upgrade sales upfront payments	(12,958)	(11,191)	(9,675)
Commission expense recognized related to membership sales	4,101	3,779	3,673
Long-term incentive plan compensation	—	—	1,531
Changes in assets and liabilities:
Notes receivable, net	(4,647)	(4,191)	(1,166)
Deferred commission expense	(7,193)	(8,657)	(4,995)
Other assets, net	92,458	53,913	34,048
Accounts payable and other liabilities	5,833	30,009	3,386
Deferred membership revenue	33,946	36,935	22,954
Rents and other customer payments received in advance and security deposits	2,721	11,844	(786)
Net cash provided by operating activities	599,336	595,052	466,537
Cash Flows From Investing Activities:
Real estate acquisitions, net	(140,013)	(537,896)	(239,067)
Business acquisitions	—	(41,769)	—
Proceeds from disposition of properties, net	—	(7)	—
Investment in unconsolidated joint ventures	(26,407)	(49,695)	—
Distributions of capital from unconsolidated joint ventures	17,018	3,154	5,648
Proceeds from insurance claims, net	(3,388)	2,048	122
Capital improvements	(372,799)	(290,290)	(217,082)
Net cash used in investing activities	(525,589)	(914,455)	(450,379)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,743	2,224	2,027
Gross proceeds from the issuance of common stock	28,370	140,254	—
Distributions:
Common Stockholders	(296,147)	(261,748)	(242,948)
Common OP Unitholders	(14,798)	(13,953)	(13,983)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(3,449)	(2,814)	(3,962)
Principal payments and mortgage debt repayment	(135,781)	(128,738)	(468,278)
Mortgage notes payable financing proceeds	200,000	270,016	662,309
Term loan proceeds	200,000	600,000	—
Term loan repayment	—	(300,000)	—
Line of Credit repayment	(557,000)	(432,500)	(390,500)
Line of Credit proceeds	406,000	559,500	452,500
Debt issuance and defeasance costs	(3,825)	(11,233)	(17,434)
Other	(895)	(2,251)	(673)
Net cash (used in) provided by financing activities	(174,798)	418,741	(20,958)
Net (decrease) increase in cash and restricted cash	(101,051)	99,338	(4,800)
Cash and restricted cash, beginning of year	123,398	24,060	28,860
Cash and restricted cash, end of year	$22,347	$123,398	$24,060

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental information:
Cash paid for interest, net	$111,871	$104,137	$100,686
Net investment in real estate – reclassification of rental homes	$96,103	$81,062	$38,845
Other assets, net – reclassification of rental homes	$(96,103)	$(81,062)	$(38,845)

Real estate acquisitions:
Investment in real estate	$(141,588)	$(631,541)	$(248,100)
Notes receivable, net	(772)	—	—
Other assets, net	—	(4,443)	(153)
Debt assumed	—	39,986	6,873
Deferred membership revenue	315	—
Accounts payable and other liabilities	1,131	9,833	174
Rents and other customer payments received in advance and security deposits	901	14,265	2,139
OP Units issued	—	34,004	—
Real estate acquisitions, net	$(140,013)	$(537,896)	$(239,067)

Business acquisitions:
Intangibles	$—	$(33,250)	$—
Goodwill	—	(9,586)	—
Other assets, net	—	(933)	—
Accounts payable and other liabilities	—	2,000	—
Acquisition of business, net	$—	$(41,769)	$—

Real estate dispositions:
Investment in real estate	$—	$52	$—
Loss on sale of real estate, net	—	(59)	—
Real estate dispositions, net	$—	$(7)	$—

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 95.3% as of December 31, 2022. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2022, the Non-controlling interests—Common OP Units were 9,265,565, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
Since we have elected to be taxed as a REIT for U.S. federal income tax purposes, certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, we have formed taxable REIT subsidiaries (each, a “TRS”). Our primary TRS is Realty Systems, Inc. (“RSI”) which, along with owning several properties, is engaged in the business of purchasing, selling and leasing factory-built homes located in Properties owned and managed by us. RSI also offers home sale brokerage services to our residents who may choose to sell their homes rather than relocate them when moving from a Property. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.

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
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 95.3%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
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
(c)     Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
(d)     Investment in Real Estate
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
Hurricane Ian made landfall on the west coast of Florida on September 28, 2022. The most significant damage to our properties occurred in or near the Fort Myers area. As a result of the storm event and the damage caused, we wrote down the carrying value of certain assets by approximately $5.4 million during the year ended December 31, 2022. The impairment charge recorded was offset by revenue recorded of $5.4 million related to the expected insurance recovery related to the loss. Both the impairment charge and the offsetting revenue are included in Gain/(loss) on sale of real estate and impairment, net in the Consolidated Statements of Income and Comprehensive Income.
(e)    Acquisitions
We account for acquisitions of investments in real estate by assessing each acquisition to determine if it meets the definition of a business or if it qualifies as an asset acquisition. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single asset or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.
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
In-place leases – In-place leases are determined through a combination of estimates of market rental rates and expense reimbursement levels as well as an estimate of the length of time required to replace each lease.
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
(f)    Intangibles and Goodwill
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
As of December 31, 2022 and 2021, the gross carrying amount of identified intangible assets and goodwill was $55.6 million and $55.4 million, respectively, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of both December 31, 2022 and 2021, this amount was comprised of $38.0 million of identified intangible assets and $17.6 million and $17.4 million, respectively, of goodwill. Accumulated amortization of identified intangibles assets was $7.7 million and $3.3 million as of December 31, 2022 and 2021, respectively. The estimated annual aggregated amortization expense to be recognized over each of the next five years is $3.0 million. The weighted average remaining useful life is approximately 14 years.
(g)    Assets Held for Sale
In determining whether to classify a real estate asset held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the real estate asset is probable within one year; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made. If all of the above criteria are met, we classify the real estate asset as held for sale. When all of the above criteria are met, we discontinue depreciation or amortization of the asset, measure it at the lower of its carrying amount or its fair value less estimated cost to sell and present it separately as an asset held for sale, net on the Consolidated Balance Sheets. We also present the liabilities related to assets held for sale, if any, separately on the Consolidated Balance Sheets. In connection with the held for sale evaluation, if the disposal represents a strategic shift that has, or will have, a major effect on our consolidated financial statements, then the transaction is presented as discontinued operations.
(h)    Restricted Cash
As of December 31, 2022 and 2021, restricted cash consisted of $19.7 million and $29.3 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(i)    Fair Value of Financial Instruments
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
(j)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $28.1 million and $28.9 million as of December 31, 2022 and 2021, respectively.
(k)    Allowance for Credit Losses
We account for allowance for credit losses under the current expected credit loss ("CECL") impairment model for our financial assets, including receivables from tenants, receivable for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 8. Notes Receivable, Net for definition of these terms), and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Our allowance for credit losses was as follows:

	December 31,
(amounts in thousands):	2022	2021
Balance, beginning of year	$21,049	$14,460
Provision for losses	5,242	8,669
Write-offs	(5,920)	(2,080)
Balance, end of year	$20,371	$21,049

(l)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with the Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer's stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same and because our leases qualify as operating leases, we account for and present rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income.
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
(m)    Stock Based Compensation
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
(n) Casualty related charges/(recoveries), net

During the year ended December 31, 2022, we recognized expenses of approximately $40.6 million related to debris removal and cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $40.6 million related to the expected insurance recovery as a result of Hurricane Ian.
(o)    Non-Controlling Interests
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
(p)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of both December 31, 2022 and 2021, the REIT had a federal net operating loss carryforward of approximately $51.7 million. The Company utilized zero and approximately $22.4 million of the net operating loss carryforward to offset its tax and distribution requirements for the years ended December 31, 2022 and 2021, respectively. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset has been recorded as of December 31, 2022 and 2021.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. Due to the uncertainty regarding the realization of these deferred tax assets, we have maintained a full valuation allowance as of December 31, 2022 and 2021.
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.
As of December 31, 2022, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $5.0 billion (unaudited) and $52.6 million (unaudited), respectively.
During the years ended December 31, 2022, 2021 and 2020, our tax treatment of common stock distributions was as follows (unaudited):

	2022	2021	2020
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.483	$1.538	$1.234
Long-term capital gains	—	—	0.006
Non-dividend distributions	0.152	—	0.057
Distributions declared per common stock outstanding	$1.635	$1.538	$1.297

The quarterly distribution paid on January 13, 2023 is a split year distribution with $0.404990 (unaudited) per share of common stock considered a distribution made in 2022 and $0.005010 (unaudited) allocable for 2023 for federal tax purposes.

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

(amounts in thousands)	As of December 31, 2022
2023	$108,979
2024	109,666
2025	42,875
2026	23,725
2027	22,329
Thereafter	56,557
Total	$364,131

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring at various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2032. For the years ended December 31, 2022, 2021 and 2020, total operating lease payments were $9.3 million, $10.4 million and $9.9 million, respectively.
The following table presents the operating lease payments for the year ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Fixed lease cost:
Ground leases (1)	$3,601	$5,906	$5,912
Office and other leases	3,739	3,529	3,243
Variable lease cost:
Ground leases (1)	1,938	871	652
Office and other leases	—	50	111
Total lease cost	$9,278	$10,356	$9,918
__________________
(1)The Westwinds ground leases expired August 31, 2022, for additional information see Part I. Item 1. Financial Statements—Note 16. Commitments and Contingencies.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2022:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2023	$668	$3,770	$4,438
2024	675	3,407	4,082
2025	680	3,108	3,788
2026	684	2,612	3,296
2027	689	2,424	3,113
Thereafter	4,525	10,794	15,319
Total undiscounted rental payments	7,921	26,115	34,036
Less imputed interest	(2,075)	(3,920)	(5,995)
Total lease liabilities	$5,846	$22,195	$28,041

ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $25.9 million and $28.0 million, respectively, as of December 31, 2022. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at December 31, 2022.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands, except per share data)	2022	2021	2020
Numerators:
Net income available to Common Stockholders—Basic	$284,611	$262,462	$228,268
Amounts allocated to dilutive securities	14,198	13,522	13,132
Net income available to Common Stockholders—Fully Diluted	$298,809	$275,984	$241,400
Denominator:
Weighted average Common Shares outstanding—Basic	185,780	182,917	181,828
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,289	9,739	10,484
Stock options and restricted stock	186	227	243
Weighted average Common Shares outstanding—Fully Diluted	195,255	192,883	192,555

Earnings per Common Share—Basic:	$1.53	$1.43	$1.26

Earnings per Common Share—Fully Diluted:	$1.53	$1.43	$1.25

Note 5—Common Stock and Other Equity Related Transactions
Increase in Authorized Shares
On April 28, 2020, our stockholders approved an amendment to our charter to increase the number of shares of common stock that we are authorized to issue from 400,000,000 to 600,000,000 shares.
Equity Offering Program
On February 24, 2022, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. Prior to establishing our current ATM program, our prior ATM equity offering program had an aggregate offering price of up to $200.0 million.
The following table presents the shares that were issued under our prior ATM equity offering programs, during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands, except share data)	2022	2021	2020
Shares of common stock sold	328,123	1,660,290	—
Weighted average price	$86.46	$84.48	$—
Total gross proceeds	$28,370	$140,254	$—
Commissions paid to sales agents	$389	$1,816	$—

There was no ATM activity under the current ATM equity offering program during the year ended December 31, 2022 and as of December 31, 2022, the full capacity of $500.0 million remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2022, 2021 and 2020, were 37,042, 32,145 and 31,385, respectively. As of December 31, 2022, 674,007 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 9,265,565, 9,305,651 and 10,479,194 outstanding at December 31, 2022, 2021 and 2020, respectively):

	Years Ended December 31,
	2022	2021	2020
Shares outstanding at January 1,	185,640,379	182,230,631	182,089,595
Common stock issued through the ATM Equity Offering Program and its predecessor	328,123	1,660,290	—
Common stock issued through exchange of OP Units	40,086	1,601,266	12,028
Common stock issued through exercise of options	—	—	—
Common stock issued through restricted stock grants	130,600	162,955	151,104
Common stock forfeitures	(11,881)	—	—
Common stock issued through ESPP and Dividend Reinvestment Plan	37,660	32,778	32,099
Common stock repurchased and retired	(44,669)	(47,541)	(54,195)
Shares outstanding at December 31,	186,120,298	185,640,379	182,230,631

During the years ended December 31, 2022, 2021 and 2020, shares of common stock were surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $77.22, $61.50 and $73.12 per share, respectively.
As of December 31, 2022, 2021 and 2020, ELS' percentage ownership of the Operating Partnership was approximately 95.3%, 95.2% and 94.6%, respectively. The remaining approximately 4.7%, 4.8% and 5.4% as of December 31, 2022, 2021 and 2020, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2020:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3425	March 31, 2020	March 27, 2020	April 10, 2020
$0.3425	June 30, 2020	June 26, 2020	July 10, 2020
$0.3425	September 30, 2020	September 25, 2020	October 9, 2020
$0.3425	December 31, 2020	December 24, 2020	January 8, 2021
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
Note 6—Investment in Real Estate
2022
Acquisitions

During the year ended December 31, 2022, we acquired four RV communities and one membership RV community, including Blue Mesa Recreational Ranch, located in Gunnison, Colorado, Pilot Knob, located in Winterhaven, California, Holiday Trav-L-Park Resort, located in Emerald Isle, North Carolina, Oceanside RV Resort, located in Oceanside, California, and Whippoorwill, located in Marmora, New Jersey, containing 1,358 Sites for a combined purchase price of $132.8 million. We also acquired three land parcels, containing approximately 170 acres for a combined purchase price of $9.5 million. All acquisitions were accounted for as asset acquisitions.

2021
Acquisitions

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

During the year ended December 31, 2021, we also completed the acquisition of our joint venture partner’s 50% interest in Voyager RV Resort for total consideration of $77.0 million, including mortgage debt assumption of $40.0 million. As part of the acquisition, we issued 427,723 Operating Partnership units.

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

During the year ended December 31, 2021, we completed the acquisition of MHVillage/Datacomp for a purchase price of $43.0 million. MHVillage is the premier online marketplace dedicated to manufactured home buying and selling. Datacomp provides independent, market-based valuations for manufactured homes in land lease communities.

The 2021 acquisitions were accounted for as asset acquisitions except MHVillage/Datacomp which was accounted for as a business combination.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Real Estate (continued)

2020
Acquisitions
During the year ended December 31, 2020, we acquired one MH community, seven RV communities and one marina, containing 2,772 Sites for a combined purchase price of $209.2 million, including:
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
During the year ended December 31, 2020, we also completed the acquisition of three development assets, including The Resort at Tranquility Lake, located in Cape Coral, Florida, Bayport, located in Jamaica, Virginia and a development property adjacent to our Voyager joint venture, located in Tuscon, Arizona, for a combined purchase price of $23.7 million. We also acquired additional assets, including nine land parcels, for a combined purchase price of $15.2 million. All acquisitions were accounted for as asset acquisitions. As a result of these acquisitions, we assumed approximately $6.9 million of mortgage debt. The remaining purchase price was funded through new debt financing, our unsecured Line of Credit (“LOC”) and available cash.
Fair Value
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2022, 2021 and 2020, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Assets acquired
Land	$64,514	$343,614	$150,909
Buildings and other depreciable property	71,498	265,182	87,749
Intangible	—	33,250	—
In-place leases (a)	5,576	22,135	6,821
Goodwill	—	9,586	—
Manufactured homes (a)	—	610	2,621
Net investment in real estate	$141,588	$674,377	$248,100
Other assets	772	5,376	153
Total assets acquired	$142,360	$679,753	$248,253
Liabilities assumed
Mortgage notes payable	$—	$39,986	$6,873
Below-market lease liability (b)	—	8,169	—
Other liabilities	2,347	17,929	2,313
Total liabilities assumed	$2,347	$66,084	$9,186
Net assets acquired	$140,013	$613,669	$239,067
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures
During the year ended December 31, 2022, we acquired an 80% interest in two joint ventures with RVC Outdoor Destinations (“RVC”) for $3.5 million. The joint ventures own RV properties under development in Gulf Shores, Alabama and Sandusky, Ohio. We use the equity method of accounting as we have the ability to exercise significant influence over the operating and financial policies of the joint ventures but do not have the ability to control major decisions of the entity.
During the year ended December 31, 2022, we acquired a 50% interest in a joint venture with Kampgrounds of America for a total purchase price of $5.1 million. The joint venture owns and operates, through its wholly owned subsidiary, Bald Mountain RV, LLC, a 283-site RV community located in Hiawassee, Georgia. We also acquired a 50% equity interest in an entity developing an age-restricted community in Prescott Valley, Arizona for $3.1 million.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically for the years ended December 31, 2022 and 2021, respectively):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites	Economic Interest (a)		2022	2021	2022	2021	2020
Meadows	Various (2,2)	1,077	50%		$158	$—	$2,458	$2,010	$1,879
Lakeshore	Florida (3,3)	721	(b)		2,625	2,638	683	568	1,405
Voyager	Arizona (1,1)	—	33%	(c)	139	141	43	556	1,616
ECHO JV	Various	—	50%	(d)	2,963	18,136	958	773	499
RVC	Various	1,282	80%	(e)	60,323	49,397	(587)	(26)	—
Mulberry Farms	Arizona	200	50%		9,902	—	(169)	—	—
Hiawassee KOA JV	Georgia	283	50%		5,294	—	(23)	—	—
		3,563			$81,404	$70,312	$3,363	$3,881	$5,399
_____________________
(a)The percentages shown approximate our economic interest as of December 31, 2022. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)Voyager joint venture represents a 33% interest in the utility plant servicing this Property.
(d)On December 22, 2022, we completed the acquisition of all manufactured homes held by the ECHO joint venture for a purchase price of $10.0 million.
(e)Includes three joint ventures of which one joint venture owns a portfolio of seven operating RV communities and two joint ventures each own an RV property under development.
We recognized $3.4 million, $3.9 million and $5.4 million (net of $3.9 million, $1.1 million and $0.7 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2022, 2021 and 2020, respectively. We received approximately $21.6 million, $3.2 million and $5.7 million in distributions from joint ventures for the years ended December 31, 2022, 2021 and 2020, respectively. Approximately $2.2 million, $2.9 million and $4.8 million of the distributions made to us exceeded our investment basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8—Notes Receivable, Net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades (“Contracts Receivable”). As of December 31, 2022 and 2021, Contracts Receivable, net of allowance, was $36.6 million and $30.9 million, respectively. Contracts Receivable, as of December 31, 2022, had an average stated interest rate of 15.8% per annum, a weighted average term remaining of 4.5 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as “Chattel Loans”). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2022 and 2021, we had $8.8 million and $9.0 million of Chattel Loans, respectively. As of December 31, 2022, the Chattel Loans receivable had an average stated interest rate of approximately 7.6% per annum and had a weighted average term remaining of approximately 12 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements

Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2022 and 2021. The following table presents the fair value of our mortgage notes payable:

	As of December 31, 2022		As of December 31, 2021
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,043,412	$2,718,114	$2,743,527	$2,654,086

As of December 31, 2022 and 2021, we had outstanding mortgage indebtedness on Properties of approximately $2,693.2 million and $2,627.8 million, respectively, net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of December 31, 2022 and December 31, 2021, was approximately 3.7% and 3.8% per annum, respectively. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2023 to 2041. The debt encumbered a total of 114 and 117 of our Properties as of December 31, 2022 and December 31, 2021, respectively, and the gross carrying value of such Properties was approximately $2,868.3 million and $2,817.5 million, as of December 31, 2022 and December 31, 2021, respectively.
2022 Activity
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
Unsecured Debt
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.
The LOC had a balance of $198.0 million and $349.0 million outstanding as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, our LOC had a remaining borrowing capacity of $302.0 million.
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2022:

(amounts in thousands)	Amount
2023	$154,814
2024	74,214
2025	349,820
2026	366,784
2027	269,481
Thereafter	2,200,866
Net unamortized premiums	136
Unamortized deferred financing costs	(28,131)
Total	$3,387,984

As of December 31, 2022, we were in compliance in all material respects with the covenants in our borrowing arrangements.

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
In connection with our Term Loan, we entered into a three-year LIBOR Swap Agreement (the “2021 Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The 2021 Swap has a notional amount of $300.0 million of outstanding principal with a fixed interest rate of 0.39% per annum and matures on March 25,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities (continued)
2024. Based on the leverage as of December 31, 2022, our spread over LIBOR was 1.40% resulting in an estimated all-in interest rate of 1.79% per annum.
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2022	2021
Interest Rate Swap	Other assets, net	$19,119	$3,524

The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2022	2021	2020	(amounts in thousands)	2022	2021	2020
Interest Rate Swap	$(19,904)	$(2,777)	$1,561	Interest Expense	$(4,309)	$746	$1,941

During the next twelve months, we estimate that $14.8 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying LIBOR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of December 31, 2022, we had not posted any collateral related to the Swap.

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of
(amounts in thousands)	2022	2021
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$163,957	$138,878
Membership upgrade sales current period, gross	34,661	36,270
Revenue recognized from membership upgrade sales upfront payments	(12,958)	(11,191)
Net increase in deferred revenue - upfront payments from membership grade sales	21,703	25,079
Deferred revenue - upfront payments from membership upgrade sales as of December 31, (a)	$185,660	$163,957

Deferred commission expense as of December 31,	$47,349	$42,471
Deferred commission expense	7,193	8,657
Commission expense recognized	(4,101)	(3,779)
Net increase in deferred commission expense	3,092	4,878
Deferred commission expense as of December 31,	$50,441	$47,349
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheet.

Note 12—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.7 million for both the years ended December 31, 2022 and 2021 and $1.6 million for the year ended December 31, 2020.

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
Equity awards under the 2014 Plan are made by the Compensation Committee, who determines the individuals eligible to receive awards, the types of awards and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. As of December 31, 2022, 5,231,784 shares remained available for future grants.
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
Grants Issued
During the quarter ended March 31, 2022, 79,078 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 27, 2023, January 26, 2024 and January 31, 2025, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 31, 2023, January 26, 2024 and January 31, 2025, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,178 shares of restricted stock subject to 2022 performance goals have a grant date fair value of $1.0 million.
During the quarter ended June 30, 2022, we awarded to certain members of our Board of Directors 51,522 shares of restricted stock at a fair value of approximately $4.1 million and options to purchase 7,210 shares of common stock with an exercise price of $79.72. These are time-based awards subject to various vesting dates between October 26, 2022 and April 26, 2025.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2022, 2021 and 2020 was $10.5 million, $10.9 million and $11.5 million, respectively.
Restricted Stock
A summary of our restricted stock activities and related information, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	418,742	$48.32
Shares granted	151,104	$56.07
Shares forfeited/cancelled	—	$—
Shares vested	(221,055)	$47.74
Balance at December 31, 2020	348,791	$53.06
Shares granted	162,955	$50.42
Shares forfeited/cancelled	—	$—
Shares vested	(196,839)	$60.91
Balance at December 31, 2021	314,907	$53.98
Shares granted	130,600	$77.47
Shares forfeited/cancelled	(11,881)	$33.35
Shares vested	(167,244)	$48.99
Balance at December 31, 2022	266,382	$69.24

Compensation expense to be recognized subsequent to December 31, 2022, for restricted stock granted during or prior to 2022 that have not yet vested was $10.0 million, which is expected to be recognized over a weighted average term of 1.75 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation:

	2022	2021
Dividend Yield	2.1%	2.1%
Risk-free interest rate	2.8%	1.0%
Expected Life	5.6 years	5.6 years
Expected Volatility	26.5%	26.1%
Weighted Average Grant Date Fair Value Per Share	$18.40	$18.04
There were 7,210 stock options granted during December 31, 2022. No options were forfeited or expired for the years ended December 31, 2022, 2021 and 2020. A summary of our stock option activity and related information, is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2019	41,500	$40.65	7.3	$1.2
Options issued	16,090	$66.81
Balance at December 31, 2020	57,590	$47.96	7.2	$0.9
Options issued	16,185	$68.74
Balance at December 31, 2021	73,775	$52.52	6.9	$2.6
Options issued	7,210	$79.72
Balance at December 31, 2022	80,985	$54.94	6.19	$1.0
Exercisable at December 31, 2022	71,015	$52.21	5.8	$1.0

Note 14—Long-Term Cash Incentive Plan
2022 LTIP
On February 7, 2022, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2022 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2022 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “2022 LTIP Eligible Payment”) is based upon certain performance conditions being met over a three-year period ending December 31, 2024.
The Compensation Committee has responsibility for administering the 2022 LTIP and may use its reasonable discretion to adjust the performance criteria or the 2022 LTIP Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2022 LTIP. The 2022 LTIP Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2024 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2022 LTIP. For the year ended December 31, 2022, we accrued compensation expense of approximately $3.1 million.
2019 LTIP
On February 11, 2019, the Compensation Committee approved a Long-Term Cash Incentive Plan Award (the “2019 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2019 LTIP was approved by the Compensation Committee pursuant to the authority set forth in the Long-Term Cash Incentive Plan approved by our Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “2019 LTIP Eligible Payment”) was based upon certain performance conditions being met over a three-year period ending December 31, 2021. For the years ended December 31, 2021 and 2020, we accrued compensation expense of approximately $1.6 million and $1.5 million, respectively. The 2019 LTIP Eligible Payment of $4.4 million was paid during the first quarter of 2022.

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
Our contribution to the 401K Plan was approximately $2.4 million, $2.0 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The Operating Partnership operated and managed Westwinds, a 720 site mobilehome community, and Nicholson Plaza, an adjacent shopping center, both located in San Jose, California pursuant to ground leases that expired on August 31, 2022 and did not contain extension options. The master lessor of these ground leases, The Nicholson Family Partnership (together with its predecessor in interest, the “Nicholsons”), expressed a desire to redevelop Westwinds, and in a written communication, they claimed that we were obligated to deliver the property free and clear of any and all subtenancies upon the expiration of the ground leases on August 31, 2022. In connection with any redevelopment, the City of San Jose’s conversion ordinance requires, among other things, that the landowner provide relocation, rental and purchase assistance to the impacted residents.
We believe the Nicholsons’ demand to be unlawful, and on December 30, 2019, the Operating Partnership, together with certain interested parties, filed a complaint in California Superior Court for Santa Clara County, seeking declaratory relief pursuant to which it requested that the Court determine, among other things, that the Operating Partnership had no obligation to deliver the property free and clear of the mobilehome residents upon the expiration of the ground leases. The Operating Partnership and the interested parties filed an amended complaint on January 29, 2020. The Nicholsons filed a demand for arbitration on January 28, 2020, which they subsequently amended, seeking (i) a declaration that the Operating Partnership, as the “owner and manager” of Westwinds, was “required by the Ground Leases, and State and local law to deliver the Property free of any encumbrances or third-party claims at the expiration of the lease terms,” (ii) that the Operating Partnership anticipatorily breached the ground leases by publicly repudiating any such obligation and (iii) that the Operating Partnership was required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding.
On February 3, 2020, the Nicholsons filed a motion in California Superior Court to compel arbitration and to stay the Superior Court litigation, which motion was heard on June 25, 2020. On July 29, 2020, the Superior Court issued a final order denying the Nicholsons' motion to compel arbitration. The Nicholsons filed a notice of appeal on August 7, 2020, which appeal was heard on February 1, 2022. On February 4, 2022, the California Court of Appeal affirmed the Superior Court’s order denying the Nicholsons' motion to compel arbitration. On February 22, 2022, the Nicholsons filed a petition for rehearing, which the Court of Appeal denied on March 2, 2022. On March 16, 2022, the Nicholsons filed a petition for review with the California Supreme Court, which the California Supreme Court denied on April 20, 2022. On May 18, 2022, the Nicholsons filed a cross complaint alleging that the Operating Partnership was obligated to deliver Westwinds free and clear of encumbrances and in good condition and repair. The cross complaint asserted that it was no longer feasible for the Operating Partnership to cure its alleged breaches given that the ground leases terminated as of August 31, 2022. The Nicholsons filed a demurrer to our complaint which was denied by the Superior Court.

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
The arbitration that was previously stayed pursuant to an agreement between the Operating Partnership and the Nicholsons was set for a hearing on October 31, 2022 with respect to the Nicholsons’ claim that the Operating Partnership was required to indemnify the Nicholsons with respect to the claims brought by the interested parties in the Superior Court proceeding and a claim by the Operating Partnership for recovery of fees incurred in connection with the Nicholsons’ failed motion to compel arbitration.
On October 6, 2022, the parties to the Superior Court proceeding as well as the arbitration entered into a binding agreement which was subsequently documented and implemented, pursuant to which, among other things, all claims pending in the Superior Court and in the arbitration were dismissed with prejudice; however, the Nicholsons reserved their rights to pursue their claim that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. To the extent the Nicholsons pursue such claim, we intend to vigorously defend our interests. The settlement agreement did not have a material impact to our Consolidated Financial Statements.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2022, 2021 and 2020.
The following tables summarize our segment financial information for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,291,467	$139,630	$1,431,097
Operations expenses	(656,839)	(121,196)	(778,035)
Income from segment operations	634,628	18,434	653,062
Interest income	5,722	1,701	7,423
Depreciation and amortization	(192,302)	(10,060)	(202,362)
Income (loss) from operations	$448,048	$10,075	$458,123
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			8,553
General and administrative			(44,857)
Other expenses			(8,646)
Interest and related amortization			(116,562)
Equity in income of unconsolidated joint ventures			3,363
Early debt retirement			(1,156)
Consolidated net income			$298,825

Total assets	$5,228,575	$263,944	$5,492,519
Capital improvements	$227,172	$145,627	$372,799

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

	Year Ended December 31, 2021
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,187,535	$117,297	$1,304,832
Operations expenses	(594,503)	(105,959)	(700,462)
Income from segment operations	593,032	11,338	604,370
Interest income	5,068	1,918	6,986
Depreciation and amortization	(177,897)	(10,547)	(188,444)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$420,144	$2,709	$422,853
Reconciliation to consolidated net income:
Corporate interest income			30
Income from other investments, net			4,555
General and administrative			(39,576)
Other expenses			(4,241)
Interest and related amortization			(108,718)
Equity in income of unconsolidated joint ventures			3,881
Early debt retirement			(2,784)
Consolidated net income			$276,000

Total assets	$5,056,991	$250,880	$5,307,871
Capital improvements	$193,895	$96,395	$290,290

	Year Ended December 31, 2020
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,044,098	$63,525	$1,107,623
Operations expenses	(515,002)	(57,253)	(572,255)
Income from segment operations	529,096	6,272	535,368
Interest income	4,385	2,754	7,139
Depreciation and amortization	(144,235)	(10,896)	(155,131)
Income (loss) from operations	$389,246	$(1,870)	$387,376
Reconciliation to consolidated net income:
Corporate interest income			15
Income from other investments, net			4,026
General and administrative			(39,276)
Other expenses			(2,567)
Interest and related amortization			(102,771)
Equity in income of unconsolidated joint ventures			5,399
Early debt retirement			(10,786)
Consolidated net income			$241,416

Total assets	$4,160,216	$258,753	$4,418,969
Capital Improvements	$157,467	$59,615	$217,082

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Revenues:
Rental income	$1,103,357	$1,015,879	$907,305
Annual membership subscriptions	63,215	58,251	53,085
Membership upgrade sales current period, gross	34,661	36,270	21,739
Membership upgrade sales upfront payments, deferred, net	(21,703)	(25,079)	(12,062)
Other income	56,144	50,298	46,008
Gross revenues from ancillary services	55,793	51,916	28,023
Total property operations revenues	1,291,467	1,187,535	1,044,098
Expenses:
Property operating and maintenance	437,764	393,256	348,394
Real estate taxes	74,145	72,671	66,120
Sales and marketing, gross	23,513	23,743	17,332
Membership sales commissions, deferred, net	(3,196)	(5,075)	(1,660)
Cost of ancillary services	28,969	25,529	12,920
Ancillary operating expenses	21,561	18,400	13,929
Property management	74,083	65,979	57,967
Total property operations expenses	656,839	594,503	515,002
Income from property operations segment	$634,628	$593,032	$529,096

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Revenues:
Rental income (1)	$15,244	$16,696	$16,438
Gross revenue from home sales and brokered resales	124,386	100,601	47,087
Total revenues	139,630	117,297	63,525
Expenses:
Cost of home sales and brokered resales	110,043	95,094	46,735
Home selling expenses	5,760	5,138	4,572
Rental home operating and maintenance	5,393	5,727	5,946
Total expenses	121,196	105,959	57,253
Income from home sales and rentals operations segment	$18,434	$11,338	$6,272
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.
Note 18—Subsequent Events
Equity Incentive Awards
On February 6, 2023, the Compensation Committee approved the 2023 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 82,884 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 30, 2024, February 4, 2025 and February 3, 2026, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 30, 2024, February 4, 2025 and February 3, 2026,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Subsequent Events (continued)
respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,812 shares of restricted stock subject to 2023 performance goals have a grant date fair value of $1.0 million.
Dividend
On January 26, 2023, our Board of Directors approved setting the annual dividend rate for 2023 at $1.79 per share of common stock, an increase of $0.15 over the current $1.64 per share of common stock for 2022. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$2,073	$212	$2,683	$2,895	$(622)	2006
Apache East	Apache Junction	AZ	(4,687)	2,236	4,181	—	263	2,236	4,444	6,680	(1,868)	2011
Countryside RV	Apache Junction	AZ	(7,631)	2,056	6,241	—	1,845	2,056	8,086	10,142	(5,176)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	690	2,394	4,706	7,100	(1,806)	2011
Dolce Vita	Apache Junction	AZ	(43,127)	52,803	37,245	—	2,015	52,803	39,260	92,063	(6,523)	2020
Golden Sun RV	Apache Junction	AZ	(5,418)	1,678	5,049	—	1,563	1,678	6,612	8,290	(3,806)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	521	6,445	5,813	12,258	(1,001)	2020
Valley Vista	Benson	AZ	—	115	429	—	336	115	765	880	(280)	2010
Casita Verde	Casa Grande	AZ	—	719	2,179	—	410	719	2,589	3,308	(1,310)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	1,878	2,869	10,531	13,400	(5,281)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	747	747	3,008	3,755	(1,533)	2006
Sunshine Valley	Chandler	AZ	(24,556)	9,139	12,912	—	989	9,139	13,901	23,040	(5,628)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	7,786	1,456	11,176	12,632	(3,648)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	3,789	2,103	10,072	12,175	(6,045)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,490	2,450	8,942	11,392	(6,734)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	1,991	1,400	6,209	7,609	(5,174)	1993
Hacienda De Valencia	Mesa	AZ	(17,893)	833	2,701	—	5,865	833	8,566	9,399	(6,153)	1984
Mesa Spirit	Mesa	AZ	(14,361)	17,382	25,238	192	984	17,574	26,222	43,796	(7,454)	2014
Monte Vista Resort	Mesa	AZ	(63,545)	11,402	34,355	—	37,587	11,402	71,942	83,344	(28,053)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	3,993	1,273	8,653	9,926	(6,511)	1994
The Highlands at Brentwood	Mesa	AZ	(11,212)	1,997	6,024	—	2,718	1,997	8,742	10,739	(7,430)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(149,374)	24,890	56,340	15	27,952	24,905	84,292	109,197	(43,360)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	1,924	932	5,143	6,075	(4,174)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	3,225	2,215	9,692	11,907	(6,109)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,394	706	4,434	5,140	(3,153)	1998
Central Park	Phoenix	AZ	(9,952)	1,612	3,784	—	2,527	1,612	6,311	7,923	(5,012)	1983
Desert Skies	Phoenix	AZ	(4,159)	792	3,126	—	1,157	792	4,283	5,075	(3,165)	1998
Sunrise Heights	Phoenix	AZ	(5,095)	1,000	3,016	—	2,298	1,000	5,314	6,314	(3,977)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	651	670	2,792	3,462	(2,086)	1998
Desert Vista	Salome	AZ	—	66	268	—	401	66	669	735	(256)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	3,791	1,096	7,222	8,318	(4,037)	1997
Venture In	Show Low	AZ	(8,679)	2,050	6,188	—	958	2,050	7,146	9,196	(3,801)	2006
Paradise	Sun City	AZ	(36,120)	6,414	19,263	11	3,794	6,425	23,057	29,482	(14,122)	2004
The Meadows AZ	Tempe	AZ	(14,820)	2,613	7,887	—	5,298	2,613	13,185	15,798	(10,348)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	3,000	1,674	7,708	9,382	(5,496)	1998
Voyager	Tucson	AZ	(39,078)	19,281	63,886	—	1,337	19,281	65,223	84,504	(8,812)	2021
Westpark	Wickenburg	AZ	(8,033)	4,495	10,517	—	5,463	4,495	15,980	20,475	(5,014)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,348	1,440	5,693	7,133	(3,322)	2003
Cactus Gardens	Yuma	AZ	(5,786)	1,992	5,984	—	824	1,992	6,808	8,800	(3,978)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	581	1,595	5,355	6,950	(2,823)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	505	666	2,516	3,182	(1,487)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	710	459	2,112	2,571	(1,088)	2003
Mesa Verde RV	Yuma	AZ	(4,124)	1,387	4,148	—	1,054	1,387	5,202	6,589	(2,577)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	811	1,249	4,570	5,819	(2,690)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	637	416	1,605	2,021	(1,011)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	16,225	2,972	23,142	26,114	(7,046)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	4,271	8,336	20,045	28,381	(6,977)	2011
Monte del Lago	Castroville	CA	(34,494)	3,150	9,469	—	5,987	3,150	15,456	18,606	(10,406)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	10,044	—	28,223	28,223	(22,908)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	1,088	—	1,304	1,304	(587)	1994
Colony Park	Ceres	CA	(7,585)	890	2,837	—	1,856	890	4,693	5,583	(3,152)	1998
Russian River	Cloverdale	CA	—	368	868	5	820	373	1,688	2,061	(780)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	3,187	401	4,121	4,522	(1,449)	2004
Rancho Mesa	El Cajon	CA	—	2,130	6,389	—	2,422	2,130	8,811	10,941	(6,008)	1998
Rancho Valley	El Cajon	CA	(18,344)	685	1,902	—	2,520	685	4,422	5,107	(3,065)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,232	312	2,959	3,271	(1,156)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	3,237	756	5,585	6,341	(2,716)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	10,695	2,072	15,518	17,590	(4,900)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	7,047	778	9,690	10,468	(3,965)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	2,710	317	3,447	3,764	(1,289)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	7,524	2,661	13,718	16,379	(5,584)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	2,265	—	7,693	7,693	(4,214)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	1,983	871	4,686	5,557	(2,835)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	3,325	900	5,425	6,325	(1,961)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,629	272	2,262	2,534	(755)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	607	20,379	8,811	29,190	(694)	2020
Wilderness Lakes	Menifee	CA	—	2,157	5,088	29	3,833	2,186	8,921	11,107	(4,255)	2004
Coralwood	Modesto	CA	—	—	5,047	—	1,818	—	6,865	6,865	(4,965)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	7,716	2,836	12,094	14,930	(3,949)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Minden	Nicolaus	CA	—	961	2,267	13	2,039	974	4,306	5,280	(2,242)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	2,181	1,940	7,813	9,753	(4,065)	2004
Oceanside RV	Oceanside	CA	—	27,781	16,596	—	55	27,781	16,651	44,432	(1,032)	2022
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	3,079	1,076	5,583	6,659	(2,429)	2004
Concord Cascade	Pacheco	CA	—	985	3,016	—	4,565	985	7,581	8,566	(4,867)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	3,509	1,660	8,482	10,142	(5,108)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	4,368	1,430	7,696	9,126	(3,236)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	3,450	1,835	7,721	9,556	(3,483)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,305	1,295	5,171	6,466	(2,855)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	1,310	1,799	6,760	8,559	(3,782)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,251	1,155	4,720	5,875	(3,376)	1998
California Hawaiian	San Jose	CA	(31,832)	5,825	17,755	—	5,850	5,825	23,605	29,430	(17,935)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	(4,512)	—	—	—	—	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	1,478	12,342	7,185	19,527	(5,328)	1997
Village of the Four Seasons	San Jose	CA	(18,292)	5,229	15,714	—	2,263	5,229	17,977	23,206	(10,496)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	(17,616)	—	—	—	—	1997
Laguna Lake	San Luis Obispo	CA	(18,742)	2,845	6,520	—	3,428	2,845	9,948	12,793	(6,221)	1998
Contempo Marin	San Rafael	CA	(35,426)	4,787	16,379	—	4,773	4,787	21,152	25,939	(18,369)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	4,366	872	6,395	7,267	(2,132)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,088)	2,103	7,201	—	6,341	2,103	13,542	15,645	(9,150)	1994
Meadowbrook	Santee	CA	(21,045)	4,345	12,528	—	3,712	4,345	16,240	20,585	(12,092)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	1,099	1,595	5,036	6,631	(2,284)	2007
Lamplighter Village	Spring Valley	CA	(31,855)	633	2,201	—	2,810	633	5,011	5,644	(3,474)	1983
Santiago Estates	Sylmar	CA	(21,119)	3,562	10,767	—	5,037	3,562	15,804	19,366	(10,332)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	2,589	602	4,510	5,112	(2,347)	1997
Pilot Knob RV Resort	Winterhaven	CA	—	581	1,151	—	374	581	1,525	2,106	(124)	2022
Hillcrest Village CO	Aurora	CO	(37,274)	1,912	5,202	289	9,145	2,201	14,347	16,548	(8,486)	1983
Cimarron Village	Broomfield	CO	(29,838)	863	2,790	—	2,080	863	4,870	5,733	(3,714)	1983
Holiday Village CO	Colorado Springs	CO	(19,712)	567	1,759	—	3,284	567	5,043	5,610	(3,073)	1983
Bear Creek Village	Denver	CO	(5,512)	1,100	3,359	—	1,369	1,100	4,728	5,828	(3,213)	1998
Holiday Hills Village	Denver	CO	(56,693)	2,159	7,780	—	10,224	2,159	18,004	20,163	(12,707)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	4,037	826	6,452	7,278	(3,959)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,120	750	3,385	4,135	(2,515)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,735	1,694	12,800	14,494	(7,283)	1986
Blue Mesa Recreational Ranch	Gunnison	CO	—	5,126	8,217	—	67	5,126	8,284	13,410	(1,102)	2022

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Pueblo Grande	Pueblo	CO	—	241	1,069	—	5,466	241	6,535	6,776	(2,105)	1983
Woodland Hills	Thornton	CO	(32,457)	1,928	4,408	—	4,597	1,928	9,005	10,933	(7,011)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	591	6,011	12,927	18,938	(5,423)	2011
Waterford Estates	Bear	DE	(37,397)	5,250	16,202	—	3,887	5,250	20,089	25,339	(10,152)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	275	562	1,985	2,547	(1,550)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,672	1,536	7,281	8,817	(5,924)	1988
Mariner's Cove	Millsboro	DE	(18,127)	990	2,971	—	10,378	990	13,349	14,339	(7,848)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	1,103	498	2,630	3,128	(1,758)	1998
Aspen Meadows	Rehoboth	DE	(10,850)	1,148	3,460	—	1,007	1,148	4,467	5,615	(3,333)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	4,941	1,778	6,999	8,777	(5,258)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	11,085	3,599	19,485	15,504	34,989	(5,103)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	812	1,093	4,092	5,185	(2,385)	2003
Aventura Marina	Aventura	FL	—	813	811	—	7	813	818	1,631	(120)	2019
Hi-Lift Marina	Aventure	FL	—	21,444	4,178	—	1,610	21,444	5,788	27,232	(796)	2021
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	17,121	5,273	32,943	38,216	(13,708)	2004
Windmill Manor	Bradenton	FL	(10,524)	2,153	6,125	—	2,695	2,153	8,820	10,973	(6,429)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	1,872	2,300	8,775	11,075	(5,008)	2004
Clover Leaf Farms	Brooksville	FL	(31,011)	13,684	24,106	—	8,097	13,684	32,203	45,887	(11,093)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	617	1,092	2,795	3,887	(972)	2011
Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	24	21,348	12,596	21,348	33,944	(507)	2020
Palm Harbour Marina	Cape Haze	FL	—	13,228	6,310	—	(955)	13,228	5,355	18,583	(682)	2021
Glen Ellen	Clearwater	FL	—	619	1,882	—	553	619	2,435	3,054	(1,471)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	3,804	1,278	7,732	9,010	(4,316)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	780	925	3,646	4,571	(2,757)	1998
Serendipity	Clearwater	FL	(16,336)	18,944	11,782	—	2,330	18,944	14,112	33,056	(4,593)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	780	4,984	9,262	14,246	(3,846)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	426	3,102	5,906	9,008	(2,484)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	739	1,649	5,767	7,416	(3,581)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	4,624	3,883	16,324	20,207	(7,738)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	1,800	1,595	6,593	8,188	(3,654)	2004
Orange Lake	Clermont	FL	—	4,303	6,815	—	1,603	4,303	8,418	12,721	(3,225)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	24,925	3,015	31,942	34,957	(7,777)	2004
Cortez Village Marina	Cortez	FL	—	17,936		—	32	17,936	3,988	21,924	(691)	2021
Crystal Isles	Crystal River	FL	—	926	2,787	10	3,949	936	6,736	7,672	(3,031)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	371	10,393	6,588	16,981	(3,025)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Carriage Cove	Daytona Beach	FL	(15,070)	2,914	8,682	—	2,994	2,914	11,676	14,590	(8,429)	1998
Daytona Beach Marina	Daytona Beach	FL	—	1,962	9,034	—	34	1,962	9,068	11,030	(1,274)	2019
Lake Haven	Dunedin	FL	(12,648)	1,135	4,047	—	4,431	1,135	8,478	9,613	(6,514)	1983
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	189	21,685	15,947	37,632	(1,963)	2020
Coquina Crossing	Elkton	FL	(26,171)	5,274	5,545	—	20,887	5,274	26,432	31,706	(15,585)	1999
Colony Cove	Ellenton	FL	(89,976)	28,660	92,457	38,094	37,950	66,754	130,407	197,161	(43,662)	2011
Ridgewood Estates	Ellenton	FL	—	8,769	8,791	—	1,060	8,769	9,851	18,620	(3,989)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	1,150	3,800	10,105	13,905	(3,930)	2011
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	5,054	2,169	10,938	13,107	(7,486)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,661	3,637	8,610	12,247	(5,836)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	2,583	—	2,811	2,811	(1,218)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	1,091	1,741	6,261	8,002	(3,644)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	3,268	53,850	22,065	75,915	(4,170)	2018
Park City West	Fort Lauderdale	FL	—	4,184	12,561	—	1,762	4,184	14,323	18,507	(8,561)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(9,193)	3,099	9,286	—	2,401	3,099	11,687	14,786	(6,454)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,754	1,344	2,801	1,344	4,145	(85)	2018
Fish Tale Marina	Fort Myers	FL	—	24,027	5,555	—	(1,065)	24,027	4,490	28,517	(822)	2021
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	3,843	2,037	7,391	9,428	(2,761)	2004
Gulf Air	Fort Myers Beach	FL	(5,768)	1,609	4,746	—	1,765	1,609	6,511	8,120	(3,392)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	881	3,275	8,046	11,321	(3,217)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	6,952	1,848	12,160	14,008	(6,810)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	1,877	9,240	15,161	24,401	(5,095)	2018
Hollywood Marina	Hollywood	FL	—	14,638	4,065	—	844	14,638	4,909	19,547	(778)	2019
South Miami Marina	Homestead	FL	—	—	13,144	—	347	—	13,491	13,491	(1,818)	2019
Barrington Hills	Hudson	FL	(4,128)	1,145	3,437	—	1,791	1,145	5,228	6,373	(2,719)	2004
Jupiter Marina	Jupiter	FL	—	5,090	4,842	—	1,230	5,090	6,072	11,162	(1,136)	2019
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	8,848	4,852	23,444	28,296	(16,525)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	4,790	3,438	8,411	11,849	(5,299)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	17,929	5,677	35,045	40,722	(17,212)	2004
Lake Worth Village	Lake Worth	FL	(1,023)	14,959	24,501	—	5,141	14,959	29,642	44,601	(11,544)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	671	3,775	7,076	10,851	(2,773)	2011
Beacon Terrace	Lakeland	FL	(8,904)	5,372	9,153	216	933	5,588	10,086	15,674	(4,070)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	450	1,696	3,514	5,210	(1,400)	2011
Lakeland Harbor	Lakeland	FL	(31,261)	10,446	17,376	—	1,051	10,446	18,427	28,873	(7,502)	2011
Lakeland Junction	Lakeland	FL	(3,161)	3,018	4,752	—	434	3,018	5,186	8,204	(2,121)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lantana Marina	Lantana	FL	—	8,276	5,108	—	(289)	8,276	4,819	13,095	(1,014)	2019
Maralago Cay	Lantana	FL	(37,549)	5,325	15,420	—	7,347	5,325	22,767	28,092	(16,870)	1997
South Lantana Marina	Lantana	FL	—	2,345	1,894	—	462	2,345	2,356	4,701	(492)	2019
Down Yonder	Largo	FL	—	2,652	7,981	—	1,665	2,652	9,646	12,298	(6,040)	1998
East Bay Oaks	Largo	FL	(8,425)	1,240	3,322	—	2,067	1,240	5,389	6,629	(4,332)	1983
Eldorado Village	Largo	FL	(5,630)	778	2,341	—	2,214	778	4,555	5,333	(3,245)	1983
Paradise Park - Largo	Largo	FL	(5,229)	3,523	4,026	—	716	3,523	4,742	8,265	(1,662)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	490	1,722	5,690	7,412	(3,460)	2004
Vacation Village	Largo	FL	(4,241)	1,315	3,946	—	1,072	1,315	5,018	6,333	(2,866)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	1,928	8,218	15,982	24,200	(6,262)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	1,652	1,602	6,474	8,076	(3,458)	2004
Mid-Florida Lakes	Leesburg	FL	(57,630)	5,997	20,635	—	16,459	5,997	37,094	43,091	(27,083)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	19,388	16,611	26,726	43,337	(4,929)	2013
Winter Quarters Pasco	Lutz	FL	(3,619)	1,494	4,484	—	2,201	1,494	6,685	8,179	(3,399)	2004
Coral Cay Plantation	Margate	FL	(77,907)	5,890	20,211	—	9,719	5,890	29,930	35,820	(24,968)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	3,196	1,862	8,823	10,685	(6,811)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	1,601	5,362	7,839	13,201	(3,061)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	640	796	3,035	3,831	(1,661)	2004
Country Place (2)	New Port Richey	FL	(17,205)	663	—	18	8,614	681	8,614	9,295	(6,941)	1986
Hacienda Village	New Port Richey	FL	(14,916)	4,297	13,088	—	4,620	4,297	17,708	22,005	(10,434)	2002
Harbor View Mobile Manor	New Port Richey	FL	(16,198)	4,030	12,146	—	3,080	4,030	15,226	19,256	(8,695)	2002
Bay Lake Estates	Nokomis	FL	(10,200)	990	3,390	—	2,908	990	6,298	7,288	(4,573)	1994
Lake Village	Nokomis	FL	(14,073)	15,850	18,099	10,408	2,626	26,258	20,725	46,983	(7,804)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	2,252	5,321	18,230	23,551	(11,098)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	10,100	4,207	24,510	28,717	(16,367)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	6,305	5,004	21,371	26,375	(9,221)	2006
Lake Fairways	North Fort Myers	FL	(34,487)	6,075	18,134	35	5,108	6,110	23,242	29,352	(19,380)	1994
Pine Lakes	North Fort Myers	FL	—	6,306	14,579	24,939	10,517	31,245	25,096	56,341	(20,169)	1994
Pioneer Village	North Fort Myers	FL	(12,554)	4,116	12,353	—	3,844	4,116	16,197	20,313	(9,271)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	2,092	4,224	4,391	8,615	(1,284)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	6,396	1,784	10,767	12,551	(7,728)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	5,299	1,417	10,739	12,156	(7,564)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	2,896	3,853	10,863	14,716	(3,972)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	8,212	850	10,784	11,634	(3,977)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	3,523	2,250	10,445	12,695	(8,213)	1993

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	4,485	11,265	16,916	28,181	(9,615)	2004
Okeechobee RV Resort	Okeechobee	FL	—	14,897	27,337	—	1,215	14,897	28,552	43,449	(4,811)	2021
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	1,087	4,622	8,287	12,909	(3,278)	2011
Hidden Valley	Orlando	FL	—	11,398	12,861	—	1,477	11,398	14,338	25,736	(5,760)	2011
Starlight Ranch	Orlando	FL	(29,504)	13,543	20,388	—	4,419	13,543	24,807	38,350	(9,641)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	2,352	2,610	10,189	12,799	(5,786)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	1,794	2,001	7,798	9,799	(4,428)	2004
Palm Beach Gardens Marina	Palm Beach	FL	—	15,734	4,938	—	261	15,734	5,199	20,933	(948)	2019
The Meadows, FL	Palm Beach Gardens	FL	(36,392)	3,229	9,870	—	7,574	3,229	17,444	20,673	(11,026)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	9,791	2,798	12,696	15,494	(2,183)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	4,593	2,377	11,678	14,055	(6,654)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	12,968	4,589	26,143	30,732	(17,208)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,444	771	4,957	5,728	(2,930)	1998
Breezy Hill	Pompano Beach	FL	(16,851)	5,424	16,555	—	3,295	5,424	19,850	25,274	(12,646)	2002
Hidden Harbour Marina	Pompano Beach	FL	—	26,116	12,513	—	269	26,116	12,782	38,898	(1,451)	2021
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	889	1,085	4,019	5,104	(2,389)	2002
Inlet Harbor Marina	Ponce Inlet	FL	—	11,858	5,485	—	(276)	11,858	5,209	17,067	(751)	2021
Harbor Lakes	Port Charlotte	FL	(16,591)	3,384	10,154	—	1,949	3,384	12,103	15,487	(7,046)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	3,960	2,469	11,443	13,912	(7,545)	1998
Pickwick Village	Port Orange	FL	(15,801)	2,803	8,870	—	6,242	2,803	15,112	17,915	(8,668)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	668	3,866	4,196	8,062	(2,466)	2016
Emerald Lake	Punta Gorda	FL	(3,898)	3,598	5,197	—	821	3,598	6,018	9,616	(2,393)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	1,835	717	3,993	4,710	(2,244)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	3,947	2,365	11,233	13,598	(4,996)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	1,502	9,094	9,867	18,961	(2,742)	2018
Palm Lake	Riviera Beach	FL	—	56,323	27,418	—	12,196	56,323	39,614	95,937	(7,292)	2018
Riviera Beach Marina	Riviera Beach	FL	—	15,725	12,966	—	488	15,725	13,454	29,179	(2,785)	2019
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,503	1,089	4,879	5,968	(3,635)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	1,918	2,413	5,634	8,047	(1,508)	2014
Covington Estates	Saint Cloud	FL	(8,564)	3,319	7,253	—	564	3,319	7,817	11,136	(3,186)	2011
Winds of St. Armands North	Sarasota	FL	(22,508)	1,523	5,063	20	4,247	1,543	9,310	10,853	(7,573)	1983
Winds of St. Armands South	Sarasota	FL	(14,676)	1,106	3,162	4,018	9,953	5,124	13,115	18,239	(4,517)	1983
Topics RV Resort	Spring Hill	FL	(2,218)	844	2,568	—	1,344	844	3,912	4,756	(2,040)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	2,028	1,678	7,072	8,750	(3,203)	2007

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
St. Pete Marina	St. Petersburg	FL	—	12,591	19,066	—	(763)	12,591	18,303	30,894	(3,387)	2019
Riverwatch Marina	Stuart	FL	—	19,994	8,910	—	450	19,994	9,360	29,354	(962)	2021
Carefree Village	Tampa	FL	(23,973)	6,799	10,421	—	1,659	6,799	12,080	18,879	(4,827)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	995	2,678	5,011	7,689	(1,935)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	2,631	11,369	25,401	36,770	(9,719)	2011
Bay Indies	Venice	FL	(196,609)	10,483	31,559	10	10,638	10,493	42,197	52,690	(35,086)	1994
Ramblers Rest RV Resort	Venice	FL	(30,035)	4,646	14,201	—	12,055	4,646	26,256	30,902	(10,894)	2006
Countryside at Vero Beach	Vero Beach	FL	(50,702)	3,711	11,133	—	9,436	3,711	20,569	24,280	(14,404)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	4,496	2,403	11,755	14,158	(8,751)	1994
Heron Cay	Vero Beach	FL	(25,760)	14,368	23,792	—	2,716	14,368	26,508	40,876	(10,492)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	258	350	1,632	1,982	(1,306)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	3,663	1,603	8,476	10,079	(3,519)	2004
Vero Beach Marina	Vero Beach	FL	—	3,644	5,519	—	1,706	3,644	7,225	10,869	(928)	2019
Vero Palm Estates	Vero Beach	FL	(10,343)	6,697	9,025	—	1,743	6,697	10,768	17,465	(4,141)	2011
Village Green	Vero Beach	FL	(51,648)	15,901	25,175	518	3,631	16,419	28,806	45,225	(11,536)	2011
Peace River	Wauchula	FL	—	900	2,100	—	2,513	900	4,613	5,513	(1,881)	2006
Palm Beach Colony	West Palm Beach	FL	(9,866)	5,930	10,113	8	1,135	5,938	11,248	17,186	(4,595)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	1,912	6,990	17,027	24,017	(6,854)	2011
Three Flags	Wildwood	FL	—	228	684	—	703	228	1,387	1,615	(733)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	1,825	2,321	8,787	11,108	(4,011)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	13,391	3,961	20,225	24,186	(4,402)	2011
Forest Lake Estates MH	Zephyrhills	FL	(17,734)	40,716	33,918	1,048	5,550	41,764	39,468	81,232	(14,575)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	479	—	1,016	1,016	(248)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	460	837	2,978	3,815	(1,668)	2004
Coach Royale	Boise	ID	—	465	1,685	—	376	465	2,061	2,526	(797)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	1,373	1,358	6,524	7,882	(2,410)	2011
Shenandoah Estates	Boise	ID	(8,218)	1,287	7,603	—	609	1,287	8,212	9,499	(3,210)	2011
West Meadow Estates	Boise	ID	(6,941)	1,371	6,770	—	528	1,371	7,298	8,669	(2,890)	2011
O'Connell's Yogi Bear RV Resort	Amboy	IL	(2,747)	1,648	4,974	—	7,932	1,648	12,906	14,554	(4,480)	2004
Pheasant Lake Estates	Beecher	IL	(37,713)	12,764	42,183	872	3,680	13,636	45,863	59,499	(14,780)	2013
Pine Country	Belvidere	IL	—	53	166	—	3,002	53	3,168	3,221	(683)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	20,582	6,138	41,615	47,753	(25,383)	1994
Golf Vista Estates	Monee	IL	—	2,842	4,719	1	14,517	2,843	19,236	22,079	(9,513)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	18,232	456	19,293	19,749	(2,868)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	1,962	157	2,327	2,484	(627)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Twin Mills RV	Howe	IN	—	1,399	4,186	—	1,099	1,399	5,285	6,684	(2,595)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	287	426	1,568	1,994	(918)	2004
Dale Hollow State Park Marina	Burkesville	KY	—	—	7,399	—	722	—	8,121	8,121	(810)	2021
Diamond Caverns	Park City	KY	—	530	1,512	(3)	875	527	2,387	2,914	(1,139)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	882	91	1,170	1,261	(391)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	412	2,034	3,594	5,628	(1,418)	2011
The Glen	Rockland	MA	—	940	1,680	—	50	940	1,730	2,670	(727)	2011
Old Chatham	South Dennis	MA	(6,095)	1,760	5,293	—	5,177	1,760	10,470	12,230	(3,379)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	1,154	110	1,501	1,611	(526)	2006
Fernwood	Capitol Heights	MD	(11,145)	6,556	11,674	—	1,624	6,556	13,298	19,854	(5,235)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	1,961	22,774	44,536	67,310	(18,270)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	838	1,037	3,965	5,002	(1,837)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	409	267	1,211	1,478	(548)	2007
Pinehirst	Old Orchard Beach	ME	(9,674)	1,942	5,827	—	2,758	1,942	8,585	10,527	(4,299)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	495	1,451	4,903	6,354	(2,378)	2007
Moody Beach	Wells	ME	—	93	292	—	5,731	93	6,023	6,116	(907)	2006
Bear Cave	Buchanan	MI	—	176	516	—	880	176	1,396	1,572	(518)	2006
St Clair	St. Clair	MI	—	453	1,068	6	1,440	459	2,508	2,967	(1,011)	2004
Cedar Knolls	Apple Valley	MN	(29,622)	10,021	14,357	—	2,324	10,021	16,681	26,702	(6,681)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	4,903	11,097	28,035	39,132	(10,514)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,688	2,959	10,570	13,529	(4,056)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	4,432	4,314	13,364	17,678	(4,140)	2011
Boathouse Marina	Beaufort	NC	—	6,610	13,217	—	1,363	6,610	14,580	21,190	(1,275)	2021
Forest Lake	Advance	NC	—	986	2,325	13	9,891	999	12,216	13,215	(2,268)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	2,132	1,183	5,643	6,826	(2,222)	2006
Waterway RV	Cedar Point	NC	(4,591)	2,392	7,185	—	1,260	2,392	8,445	10,837	(4,909)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	2,747	1,709	6,108	7,817	(2,768)	2004
Holiday Trav-L-Park Resort	Emerald Isle	NC	—	17,212	33,520	—	221	17,212	33,741	50,953	(1,879)	2022
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	1,357	3,414	7,255	10,669	(974)	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	2,956	1,037	6,031	7,068	(2,418)	2006
Lake Gaston	Littleton	NC	—	130	409	—	2,612	130	3,021	3,151	(740)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	1,889	1,504	6,476	7,980	(2,908)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	236	1,476	2,828	4,304	(895)	2015
Goose Creek	Newport	NC	(12,783)	4,612	13,848	750	3,191	5,362	17,039	22,401	(9,993)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	387	3,097	5,468	8,565	(1,695)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	196	4,633	7,973	12,606	(1,163)	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,269	5,021	7,358	20,437	27,795	(4,063)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	1,961	4,563	16,910	21,473	(6,577)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	436	943	3,343	4,286	(1,349)	2011
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	356	1,755	5,621	7,376	(3,233)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	940	3,096	3,042	6,138	(1,055)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,621	3,557	5,531	9,088	(2,495)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	656	4,027	4,240	8,267	(2,081)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	569	3,707	5,211	8,918	(1,933)	2020
Whippoorwill RV	Marmon	NJ	—	4,201	17,589	—	—	4,201	17,589	21,790	—	2022
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	1,938	536	2,227	2,763	(389)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,238	2,840	5,283	8,123	(1,509)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	2,769	378	3,961	4,339	(1,842)	2006
Pine Haven	Ocean View	NJ	—	15,586	47,165	—	261	15,586	47,426	63,012	(7,516)	2021
Chestnut Lake	Port Republic	NJ	—	337	796	5	2,374	342	3,170	3,512	(1,013)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,497	198	5,122	5,320	(1,443)	2006
Pine Ridge at Crestwood	Whiting	NJ	(50,113)	17,367	33,127	—	7,146	17,367	40,273	57,640	(14,965)	2011
Mountain View - NV	Henderson	NV	(29,932)	16,665	25,915	—	1,142	16,665	27,057	43,722	(11,025)	2011
Bonanza Village	Las Vegas	NV	—	908	2,643	(1)	2,832	907	5,475	6,382	(4,050)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	5,118	2,995	14,138	17,133	(9,432)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	1,702	2,648	9,691	12,339	(8,335)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,265	1,730	7,531	9,261	(6,381)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	2,659	1,063	5,132	6,195	(2,042)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	2,101	2,896	10,875	13,771	(8,383)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	3,218	1,115	6,458	7,573	(2,354)	2006
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	4,106	4,936	18,231	23,167	(9,427)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	13,397	3,562	24,105	27,667	(8,837)	2005
The Woodlands	Lockport	NY	(41,219)	12,183	39,687	6	8,510	12,189	48,197	60,386	(17,543)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	7,431	4,151	16,845	20,996	(11,668)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	7,849	7,325	28,990	36,315	(15,021)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	503	540	2,129	2,669	(1,017)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	685	299	1,381	1,680	(653)	2004
Bay Point Marina	Marblehead	OH	—	8,575	17,037	—	867	8,575	17,904	26,479	(1,939)	2021
Wilmington	Wilmington	OH	—	235	555	3	1,118	238	1,673	1,911	(644)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Bend	Bend	OR	—	733	1,729	10	4,061	743	5,790	6,533	(1,889)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	1,799	1,197	5,492	6,689	(3,611)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	4,913	1,091	7,452	8,543	(2,647)	2004
Falcon Wood Village	Eugene	OR	(12,511)	1,112	3,426	—	1,585	1,112	5,011	6,123	(3,383)	1997
Portland Fairview	Fairview	OR	(19,051)	7,330	10,278	—	1,260	7,330	11,538	18,868	(4,204)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	930	—	4,179	4,179	(3,252)	1997
South Jetty	Florence	OR	—	678	1,598	9	3,237	687	4,835	5,522	(1,563)	2004
Seaside	Seaside	OR	—	891	2,101	12	2,304	903	4,405	5,308	(1,895)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	1,687	764	3,464	4,228	(1,605)	2004
Hope Valley	Turner	OR	—	7,373	14,517	—	493	7,373	15,010	22,383	(1,391)	2021
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	14,485	1,817	20,218	22,035	(5,941)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	1,212	8,359	18,153	26,512	(7,157)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	1,701	866	4,302	5,168	(1,604)	2009
Green Acres	Breinigsville	PA	(34,575)	2,680	7,479	—	7,004	2,680	14,483	17,163	(10,953)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	1,282	111	1,632	1,743	(526)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	1,015	296	1,948	2,244	(817)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	431	206	1,080	1,286	(495)	2006
Drummer Boy	Gettysburg	PA	(10,091)	1,884	20,342	—	1,065	1,884	21,407	23,291	(5,083)	2019
Round Top	Gettysburg	PA	—	1,214	11,355	—	914	1,214	12,269	13,483	(4,317)	2019
Circle M	Lancaster	PA	—	330	1,041	—	4,238	330	5,279	5,609	(1,367)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	2,867	1,301	5,895	7,196	(2,889)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	830	1,263	4,616	5,879	(2,046)	2009
PA Dutch County	Manheim	PA	—	88	278	—	870	88	1,148	1,236	(338)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,354	1,593	6,149	7,742	(3,578)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	4,032	5,627	17,625	23,252	(6,310)	2011
Scotrun	Scotrun	PA	—	153	483	—	1,193	153	1,676	1,829	(517)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	1,125	1,666	6,169	7,835	(3,167)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	1,134	3,207	8,316	11,523	(3,175)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	1,484	12,618	9,973	22,591	(5,089)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	2,029	463	3,107	3,570	(982)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	588	1,546	5,230	6,776	(2,731)	2006
Myrtle Beach Property	Myrtle Beach	SC	—	82,318	35,628	—	81	82,318	35,709	118,027	(5,854)	2021
Rivers Edge Marina	North Charleston	SC	—	20,305	6,405	—	201	20,305	6,606	26,911	(904)	2021
The Oaks	Yemassee	SC	—	267	810	—	422	267	1,232	1,499	(569)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	2,584	540	3,841	4,381	(1,487)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Cherokee Landing	Saulsbury	TN	—	118	279	2	233	120	512	632	(288)	2004
Alamo Palms	Alamo	TX	(5,601)	1,562	7,924	—	865	1,562	8,789	10,351	(3,411)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	2,644	444	3,677	4,121	(1,241)	2004
Colorado River	Columbus	TX	—	466	1,099	6	6,940	472	8,039	8,511	(1,264)	2004
Victoria Palms	Donna	TX	(9,476)	2,849	12,305	—	7,180	2,849	19,485	22,334	(6,472)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	3,514	494	4,665	5,159	(2,019)	2004
Lakewood	Harlingen	TX	—	325	979	—	1,287	325	2,266	2,591	(889)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	2,215	1,568	6,920	8,488	(3,617)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	2,946	1,494	7,430	8,924	(3,724)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	1,481	1,221	5,290	6,511	(3,094)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	2,874	949	5,082	6,031	(2,244)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	1,052	448	2,397	2,845	(1,175)	2004
Lake Conroe KOA	Montgomery	TX	—	2,699	8,430	(3)	463	2,696	8,893	11,589	(456)	2021
Lake Tawakoni	Point	TX	—	35	2,320	—	1,671	35	3,991	4,026	(1,840)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	8,259	2,945	13,819	16,764	(9,543)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	1,891	627	3,772	4,399	(1,904)	2004
Leisure World	Weslaco	TX	—	957	2,575	—	699	957	3,274	4,231	(1,103)	2020
Southern Comfort	Weslaco	TX	(3,876)	1,108	3,323	—	1,163	1,108	4,486	5,594	(2,480)	2004
Trails End RV	Weslaco	TX	—	1,115	4,086	—	358	1,115	4,444	5,559	(1,660)	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	2,590	689	4,192	4,881	(1,688)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	21,104	1,381	24,318	25,699	(5,764)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	3,122	1,346	7,301	8,647	(5,090)	1997
St George	Hurricane	UT	—	64	264	2	1,617	66	1,881	1,947	(427)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	1,081	510	2,704	3,214	(1,808)	1997
Meadows of Chantilly	Chantilly	VA	(37,251)	5,430	16,440	—	8,759	5,430	25,199	30,629	(20,547)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	1,061	64	1,263	1,327	(463)	2006
Lynchburg	Gladys	VA	—	266	627	3	1,035	269	1,662	1,931	(650)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	5,635	1,246	8,535	9,781	(3,193)	2004
Bayport Development	Jamaica	VA	—	4,942	—	1,892	2,770	6,834	2,770	9,604	(68)	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	589	610	2,008	2,618	(1,104)	2004
Grey's Point Camp	Topping	VA	(19,963)	33,492	17,104	—	3,963	33,492	21,067	54,559	(7,403)	2017
Bethpage Camp Resort	Urbanna	VA	(33,319)	45,415	38,149	—	25,687	45,415	63,836	109,251	(13,413)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	1,400	111	1,750	1,861	(465)	2006
Regency Lakes	Winchester	VA	(40,487)	9,757	19,055	—	2,593	9,757	21,648	31,405	(8,552)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	1,341	509	2,526	3,035	(979)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/22
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Mount Vernon	Bow	WA	—	621	1,464	8	3,369	629	4,833	5,462	(1,739)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	4,213	598	5,605	6,203	(1,767)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	1,179	475	2,604	3,079	(1,011)	2008
Tall Chief	Fall City	WA	—	314	946	—	1,656	314	2,602	2,916	(823)	2010
Kloshe Illahee	Federal Way	WA	(17,467)	2,408	7,286	—	1,242	2,408	8,528	10,936	(6,755)	1997
La Conner	La Conner	WA	—	—	2,016	—	2,210	—	4,226	4,226	(2,380)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	2,425	796	4,278	5,074	(1,733)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	2,061	506	3,239	3,745	(1,012)	2004
Little Diamond	Newport	WA	—	353	834	5	1,369	358	2,203	2,561	(1,037)	2004
Oceana	Oceana City	WA	—	283	668	4	835	287	1,503	1,790	(570)	2004
Crescent Bar	Quincy	WA	—	314	741	4	1,023	318	1,764	2,082	(801)	2004
Long Beach	Seaview	WA	—	321	758	5	1,146	326	1,904	2,230	(721)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	4,113	472	5,212	5,684	(1,143)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	4,889	4,474	21,483	25,957	(6,229)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	1,677	1,437	5,973	7,410	(3,322)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	959	556	2,588	3,144	(1,185)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	3,535	1,789	11,148	12,937	(2,868)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	1,652	3,159	15,482	18,641	(4,770)	2014
Westwood Estates	Pleasant Prairie	WI	(19,664)	5,382	19,732	—	2,963	5,382	22,695	28,077	(7,334)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	2,185	2,293	9,064	11,357	(3,764)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	1,089	714	3,241	3,955	(1,545)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	456	1,333	2,694	4,027	(1,439)	2019
Neshonoc Lakeside	West Salem	WI	—	1,106	4,861	(1)	747	1,105	5,608	6,713	(1,739)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	1,198	522	2,814	3,336	(1,236)	2006
Subtotal of Properties Held for Long Term			(2,693,167)	1,968,061	3,384,194	113,425	1,491,751	2,081,486	4,875,945	6,957,431	(2,152,567)
Realty Systems, Inc.			—	—	—	—	341,230	—	341,230	341,230	(72,708)	2002
Management business and other			—	3,447	578	(401)	67,712	3,046	67,854	70,900	(33,265)
			$(2,693,167)	$1,971,508	$3,384,772	$113,024	$1,900,693	$2,084,532	$5,285,029	$7,369,561	$(2,258,540)

_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for Country Place Village, which was constructed.
(3)Aggregate cost for federal income tax purposes is approximately $5.0 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2022	2021	2020
Balance, beginning of year	$6,989,064	$6,160,426	$5,743,049
Acquisitions	141,588	635,984	248,253
Improvements	372,799	290,290	217,082
Dispositions and other	(133,890)	(97,636)	(47,958)
Balance, end of year	$7,369,561	$6,989,064	$6,160,426

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2022	2021	2020
Balance, beginning of year	$2,103,774	$1,924,585	$1,776,224
Depreciation and amortization	202,566	191,345	157,673
Dispositions and other	(47,800)	(12,156)	(9,312)
Balance, end of year	$2,258,540	$2,103,774	$1,924,585