Form 10-Q
period 2023-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2023-04-25
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,209,657 shares of Common Stock as of April 19, 2023.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investment in real estate:
Land	$2,086,725	$2,084,532
Land improvements	4,170,166	4,115,439
Buildings and other depreciable property	1,197,416	1,169,590
	7,454,307	7,369,561
Accumulated depreciation	(2,306,538)	(2,258,540)
Net investment in real estate	5,147,769	5,111,021
Cash and restricted cash	30,661	22,347
Notes receivable, net	46,655	45,356
Investment in unconsolidated joint ventures	81,135	81,404
Deferred commission expense	51,090	50,441
Other assets, net	162,003	181,950
Total Assets	$5,519,313	$5,492,519

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,677,318	$2,693,167
Term loan, net	497,039	496,817
Unsecured line of credit	212,000	198,000
Accounts payable and other liabilities	185,126	175,148
Deferred membership revenue	204,312	197,743
Accrued interest payable	12,090	11,739
Rents and other customer payments received in advance and security deposits	130,704	122,318
Distributions payable	87,338	80,102
Total Liabilities	4,005,927	3,975,034
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 186,205,815 and 186,120,298 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	1,916	1,916
Paid-in capital	1,629,866	1,628,618
Distributions in excess of accumulated earnings	(205,203)	(204,248)
Accumulated other comprehensive income	15,141	19,119
Total Stockholders’ Equity	1,441,720	1,445,405
Non-controlling interests – Common OP Units	71,666	72,080
Total Equity	1,513,386	1,517,485
Total Liabilities and Equity	$5,519,313	$5,492,519

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2023	2022
Revenues:
Rental income	$296,451	$285,065
Annual membership subscriptions	15,970	15,157
Membership upgrade sales current period, gross	7,975	7,151
Membership upgrade sales upfront payments, deferred, net	(4,470)	(4,084)
Other income	17,714	13,542
Gross revenues from home sales, brokered resales and ancillary services	32,133	39,695
Interest income	2,088	1,759
Income from other investments, net	2,091	1,904
Total revenues	369,952	360,189
Expenses:
Property operating and maintenance	112,483	103,992
Real estate taxes	18,316	19,457
Sales and marketing, gross	5,517	4,914
Membership sales commissions, deferred, net	(679)	(583)
Property management	19,464	17,871
Depreciation and amortization	50,502	49,394
Cost of home sales, brokered resales and ancillary services	23,141	30,684
Home selling expenses and ancillary operating expenses	6,924	6,481
General and administrative	11,661	12,072
Casualty-related charges/(recoveries), net	—	—
Other expenses	1,468	1,048
Early debt retirement	—	516
Interest and related amortization	32,588	27,464
Total expenses	281,385	273,310
Loss on sale of real estate and impairment, net	(2,632)	—
Income before equity in income of unconsolidated joint ventures	85,935	86,879
Equity in income of unconsolidated joint ventures	524	171
Consolidated net income	86,459	87,050

Income allocated to non-controlling interests – Common OP Units	(4,088)	(4,144)
Net income available for Common Stockholders	$82,371	$82,906

Consolidated net income	$86,459	$87,050
Other comprehensive income (loss):
Adjustment for fair market value of swap	(3,978)	9,924
Consolidated comprehensive income	82,481	96,974
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,899)	(4,616)
Comprehensive income attributable to Common Stockholders	$78,582	$92,358

Earnings per Common Share – Basic	$0.44	$0.45

Earnings per Common Share – Fully Diluted	$0.44	$0.45

Weighted average Common Shares outstanding – Basic	185,900	185,690
Weighted average Common Shares outstanding – Fully Diluted	195,369	195,246

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2022	$1,916	$1,628,618	$(204,248)	$19,119	$72,080	$1,517,485
Exchange of Common OP Units for Common Stock	—	198	—	—	(198)	—
Issuance of Common Stock through employee stock purchase plan	—	363	—	—	—	363
Compensation expenses related to restricted stock and stock options	—	2,549	—	—	—	2,549
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	168	—	—	(168)	—
Adjustment for fair market value of swap	—	—	—	(3,978)	—	(3,978)
Consolidated net income	—	—	82,371	—	4,088	86,459
Distributions	—	—	(83,326)	—	(4,136)	(87,462)
Other	—	(98)	—	—	—	(98)
Balance as of March 31, 2023	$1,916	$1,629,866	$(205,203)	$15,141	$71,666	$1,513,386

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	513
Issuance of Common Stock	3	28,367	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	9,924	—	9,924
Consolidated net income	—	—	82,906	—	4,144	87,050
Distributions	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	(645)
Balance as of March 31, 2022	$1,916	$1,619,164	$(177,158)	$13,448	$72,967	$1,530,337
.

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Consolidated net income	$86,459	$87,050
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	2,632	—
Early debt retirement	—	516
Depreciation and amortization	51,860	50,237
Amortization of loan costs	1,208	1,213
Debt premium amortization	(32)	(60)
Equity in income of unconsolidated joint ventures	(524)	(171)
Distributions of income from unconsolidated joint ventures	174	—
Proceeds from insurance claims, net	5,795	59
Compensation expense related to incentive plans	3,330	(1,529)
Revenue recognized from membership upgrade sales upfront payments	(3,505)	(3,067)
Commission expense recognized related to membership sales	1,095	1,040
Changes in assets and liabilities:
Notes receivable, net	(1,345)	189
Deferred commission expense	(1,744)	(1,550)
Other assets, net	21,763	23,168
Accounts payable and other liabilities	9,553	(1,923)
Deferred membership revenue	10,074	8,494
Rents and other customer payments received in advance and security deposits	7,668	13,665
Net cash provided by operating activities	194,461	177,331
Cash Flows From Investing Activities:
Real estate acquisitions, net	(8,803)	(15,402)
Investment in unconsolidated joint ventures	(1,752)	(7,912)
Distributions of capital from unconsolidated joint ventures	1,012	374
Proceeds from insurance claims, net	4,070	1,405
Capital improvements	(96,455)	(83,647)
Net cash used in investing activities	(101,928)	(105,182)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	363	513
Gross proceeds from the issuance of common stock	—	28,370
Distributions:
Common Stockholders	(76,309)	(67,295)
Common OP Unitholders	(3,799)	(3,373)
Share based award tax withholding payments	(1,932)	(3,449)
Principal payments and mortgage debt repayment	(16,443)	(29,592)
Term loan proceeds	—	200,000
Line of Credit repayment	(104,000)	(319,000)
Line of Credit proceeds	118,000	39,000
Debt issuance and defeasance costs	—	(1,957)
Other	(99)	(644)
Net cash used in financing activities	(84,219)	(157,427)
Net increase (decrease) in cash and restricted cash	8,314	(85,278)
Cash and restricted cash, beginning of period	22,347	123,398
Cash and restricted cash, end of period	$30,661	$38,120

	Quarters Ended March 31,
	2023	2022
Supplemental Information:
Cash paid for interest, net	$31,630	$26,839
Net investment in real estate – reclassification of rental homes	$15,907	$21,311
Other assets, net – reclassification of rental homes	$(15,907)	$(21,311)

Real estate acquisitions:
Investment in real estate	$(9,535)	$(15,075)
Notes receivable, net	—	(772)
Other assets, net	14	—
Deferred membership revenue	—	315
Other liabilities	—	79
Rents and other customer payments received in advance and security deposits	718	51
Real estate acquisitions, net	$(8,803)	$(15,402)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of March 31, 2023. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Leases with customers renting our Sites are accounted for as operating leases. The rental income associated with these leases is accounted for in accordance with the Accounting Standards Codification (“ASC”) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental income as we meet the practical expedient criteria of ASC 842, Leases to combine the lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental income and the associated utility recoveries are the same and, as our leases qualify as operating leases, we account for and present rental income and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income. In addition, customers may lease homes that are located in our communities. These leases are accounted for as operating leases. Rental income derived from customers leasing homes is also accounted for in accordance with ASC 842, Leases and is recognized over the term of the respective lease. The allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectability, including historical loss experience, current market conditions and future expectations in forecasting credit losses.

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
(b)    Restricted Cash
As of March 31, 2023 and December 31, 2022, restricted cash consisted of $19.8 million and $19.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c) Casualty related charges/(recoveries), net
During the quarter ended March 31, 2023, we recognized expenses of approximately $8.5 million related to debris removal and cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $8.5 million related to the expected insurance recovery as a result of Hurricane Ian.

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

(amounts in thousands)	As of March 31, 2023
2023	$86,670
2024	115,394
2025	42,805
2026	23,963
2027	22,544
Thereafter	57,200
Total	$348,576

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring at various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended March 31, 2023 and 2022, total operating lease payments were $1.5 million and $2.6 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2023:

	As of March 31, 2023
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2023	$544	$3,081	$3,625
2024	675	3,407	4,082
2025	680	3,108	3,788
2026	684	2,613	3,297
2027	689	2,424	3,113
Thereafter	4,525	10,794	15,319
Total undiscounted rental payments	7,797	25,427	33,224
Less imputed interest	(2,013)	(3,741)	(5,754)
Total lease liabilities	$5,784	$21,686	$27,470

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $25.3 million and $27.5 million, respectively, as of March 31, 2023. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at March 31, 2023.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share) for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2023	2022
Numerators:
Net income available for Common Stockholders – Basic	$82,371	$82,906
Amounts allocated to non controlling interest (dilutive securities)	4,088	4,144
Net income available for Common Stockholders – Fully Diluted	$86,459	$87,050
Denominators:
Weighted average Common Shares outstanding – Basic	185,900	185,690
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,262	9,301
Stock options and restricted stock	207	255
Weighted average Common Shares outstanding – Fully Diluted	195,369	195,246

Earnings per Common Share – Basic	$0.44	$0.45

Earnings per Common Share – Fully Diluted	$0.44	$0.45

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2022.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Common Stock and Other Equity Related Transactions (continued)

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023

Equity Offering Program
On February 24, 2022, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of March 31, 2023, the full capacity remained available for issuance under our ATM equity offering program.
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the quarters ended March 31, 2023 and 2022, 25,496 and 8,640 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.

Note 6 – Investment in Real Estate
Acquisitions
2023
On March 28, 2023, we completed the acquisition of Red Oak Shores Campground, a 223-site RV community located in Ocean View, New Jersey for a purchase price of $9.5 million. The acquisition was accounted for as an asset acquisition under ASC 805, Business Combinations and was funded from our unsecured line of credit.
Impairment
During the quarter ended March 31, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain Properties in California.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of March 31, 2023 and December 31, 2022, respectively):

					Investment as of		Income/(Loss) for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Meadows	Various (2,2)	1,077	50%		$232	$158	$374	$260
Lakeshore	Florida (3,3)	721	(b)		2,866	2,625	172	135
Voyager	Arizona (1,1)	—	—%	(c)	—	139	692	20
ECHO JV	Various	—	50%		2,773	2,963	(190)	177
RVC	Various	1,282	80%	(d)	60,036	60,323	(353)	(421)
Mulberry Farms	Arizona	200	50%		10,071	9,902	(31)	—
Hiawassee KOA JV	Georgia	283	50%		$5,157	$5,294	$(140)	$—
		3,563			$81,135	$81,404	$524	$171
_____________________
(a)The percentages shown approximate our economic interest as of March 31, 2023. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)During the quarter ended March 31, 2023 we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(d)Includes three joint ventures of which one joint venture owns a portfolio of seven operating RV communities and two joint ventures each own an RV property under development.
We received approximately $1.2 million and $0.4 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2023 and 2022, respectively. Approximately $0.3 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended March 31, 2023 and 2022, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2023		As of December 31, 2022
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,100,665	$2,701,638	$2,043,412	$2,718,114

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of March 31, 2023, was approximately 3.7% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2023 to 2041. The debt encumbered a total of 114 of our Properties as of March 31, 2023 and December 31, 2022, and the gross carrying value of such Properties was approximately $2,895.2 million and $2,868.3 million, as of March 31, 2023 and December 31, 2022, respectively.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (the “LOC”) and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of SOFR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The $300 million Term Loan has an interest rate of SOFR plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. As of March 31, 2023, the Company has no remaining LIBOR based borrowings.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
The LOC had a balance of $212.0 million and $198.0 million outstanding as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our LOC had a remaining borrowing capacity of $288.0 million.
As of March 31, 2023, we were in compliance in all material respects with the covenants in all our borrowing arrangements.
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement (the “$200 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.

Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
In March 2021, we entered into a Swap Agreement (the “2021 Swap”) with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 8.Borrowing arrangements). The 2021 Swap has a fixed interest rate of 0.41% per annum and matures on March 25, 2024. Based on the leverage as of March 31, 2023, our spread over SOFR was 1.40% resulting in an estimated all-in interest rate of 1.81% per annum.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of March 31, 2023, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2023	2022
Interest Rate Swap	Other assets, net	$15,141	$19,119

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarters ended March 31,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the quarters ended March 31,
(amounts in thousands)	2023	2022	(amounts in thousands)	2023	2022
Interest Rate Swap	$523	$(9,661)	Interest Expense	$(3,455)	$263

During the next twelve months, we estimate that $14.0 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2023, we had not posted any collateral related to the 2021 Swap.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014.
During the quarter ended March 31, 2023, 82,884 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 30, 2024, February 4, 2025 and February 3, 2026, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 30, 2024, February 4, 2025 and February 3, 2026, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,812 shares of restricted stock subject to 2023 performance goals have a grant date fair value of $1.0 million.
Stock based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $2.5 million and $2.6 million for the quarters ended March 31, 2023 and 2022, respectively.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2023 or 2022.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters ended March 31, 2023 and 2022:
Quarter Ended March 31, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$341,737	$24,036	$365,773
Operations expenses	(165,023)	(20,143)	(185,166)
Income from segment operations	176,714	3,893	180,607
Interest income	1,566	514	2,080
Depreciation and amortization	(47,755)	(2,747)	(50,502)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$127,893	$1,660	$129,553
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,091
General and administrative			(11,661)
Other expenses			(1,468)
Interest and related amortization			(32,588)
Equity in income of unconsolidated joint ventures			524
Consolidated net income			$86,459

Total assets	$5,239,891	$279,422	$5,519,313
Capital improvements	$51,412	$45,043	$96,455

Quarter Ended March 31, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$325,426	$31,100	$356,526
Operations expenses	(154,988)	(27,828)	(182,816)
Income from segment operations	170,438	3,272	173,710
Interest income	1,377	380	1,757
Depreciation and amortization	(46,877)	(2,517)	(49,394)
Income from operations	$124,938	$1,135	$126,073
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			1,904
General and administrative (1)			(12,072)
Other expenses (1)			(1,048)
Interest and related amortization			(27,464)
Equity in income of unconsolidated joint ventures			171
Early debt retirement			(516)
Consolidated net income			$87,050

Total assets	$5,012,335	$252,470	$5,264,805
Capital improvements	$54,990	$28,657	$83,647
______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Revenues:
Rental income	$292,579	$281,104
Annual membership subscriptions	15,970	15,157
Membership upgrade sales current period, gross	7,975	7,151
Membership upgrade sales upfront payments, deferred, net	(4,470)	(4,084)
Other income	17,714	13,542
Gross revenues from ancillary services	11,969	12,556
Total property operations revenues	341,737	325,426
Expenses:
Property operating and maintenance	111,524	102,590
Real estate taxes	18,316	19,457
Sales and marketing, gross	5,517	4,914
Membership sales commissions, deferred, net	(679)	(583)
Cost of ancillary services	5,297	5,721
Ancillary operating expenses	5,584	5,018
Property management	19,464	17,871
Total property operations expenses	165,023	154,988
Income from property operations segment	$176,714	$170,438

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Revenues:
Rental income (a)	$3,872	$3,961
Gross revenue from home sales and brokered resales	20,164	27,139
Total revenues	24,036	31,100
Expenses:
Rental home operating and maintenance	959	1,402
Cost of home sales and brokered resales	17,844	24,963
Home selling expenses	1,340	1,463
Total expenses	20,143	27,828
Income from home sales and rentals operations segment	$3,893	$3,272
______________________
(a)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of March 31, 2023, we owned or had an ownership interest in a portfolio of 450 Properties located throughout the United States and Canada containing 171,477 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2023
MH Sites	72,700
RV Sites:
Annual	34,900
Seasonal	12,500
Transient	15,000
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,600
Total	171,400
_________________________
(1)Primarily utilized to service approximately 127,700 members. Includes approximately 6,300 Sites rented on an annual basis.
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
Results Overview
For the quarter ended March 31, 2023, net income available for Common Stockholders decreased $0.5 million to $82.4 million, or $0.44 per fully diluted Common Share, compared to $82.9 million, or $0.45 per fully diluted Common Share, for the same period in 2022. Net income available for Common Stockholders for the quarter ended March 31, 2023 includes an impairment charge of approximately $2.6 million related to flooding events at certain Properties in California.
For the quarter ended March 31, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $3.2 million, or $0.02 per fully diluted Common Share, to $144.1 million, or $0.74 per fully diluted Common Share, compared to $140.9 million, or $0.72 per fully diluted Common Share, for the same period in 2022.
For the quarter ended March 31, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $2.9 million, or $0.02 per fully diluted Common Share, to $144.3 million, or $0.74 per fully diluted Common Share, compared to $141.4 million, or $0.72 per fully diluted Common Share, for the same period in 2022.
For the quarter ended March 31, 2023, our Core Portfolio property operating revenues, excluding deferrals, increased 6.4% and property operating expenses, excluding deferrals and property management, increased 7.4%, from the same period in 2022, resulting in an increase in income from property operations, excluding deferrals and property management, of 5.7%, compared to the same period in 2022.

Management's Discussion and Analysis (continued)

We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.9%, 95.1% and 95.0% for the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. For the quarter ended March 31, 2023, our Core Portfolio occupancy decreased by 79 sites, which included an increase in homeowner occupancy of 30 sites and a decrease in rental occupancy of 109 compared to December 31, 2022. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of March 31, 2023, we had 2,702 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 5.5% for the quarter ended March 31, 2023, compared to the same period in 2022 driven by annual and seasonal rental income. Core RV and marina base rental income from annuals represents more than 60% of total Core RV and marina base rental income and increased 8.4% for the quarter ended March 31, 2023, compared to the same period in 2022 due to an 8.0% increase in rate and 0.4% increase in occupancy. Core seasonal RV and marina base rental income increased 11.9% for the quarter ended March 31, 2023, compared to the same period in 2022. Core transient RV and marina base rental income decreased by $2.4 million, or 14.9% for the quarter ended March 31, 2023, compared to the same period in 2022. Across the portfolio we have fewer sites available for transient stays and we experienced operating disruptions in California as a result of flooding events during the quarter ended March 31, 2023.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 176 new home sales during the quarter ended March 31, 2023, compared to 261 new home sales during the quarter ended March 31, 2022, a decrease of 32.6%. The new home sales during the quarter ended March 31, 2023 were primarily in the Florida market.
Our gross investment in real estate increased $84.7 million to $7,454.3 million as of March 31, 2023 from $7,369.6 million as of December 31, 2022, primarily due to capital improvements and an acquisition during the quarter ended March 31, 2023.
The following chart lists the Properties acquired or sold from January 1, 2022 through March 31, 2023 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2022 (1)				169,300
Acquisition Properties:
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139
Hiawasee KOA JV	Hiawassee, Georgia	Unconsolidated JV	November 10, 2022	283
Whippoorwill Campground	Marmora, New Jersey	RV	December 20, 2022	288
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223

Expansion Site Development:
Sites added (reconfigured) in 2022				1,034
Sites added (reconfigured) in 2023				6

Ground Lease Termination:
Westwinds	San Jose, California	MH	August 31, 2022	(723)

Total Sites as of March 31, 2023 (1)				171,400
______________________
(1)    Sites are approximate.

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

Management's Discussion and Analysis (continued)

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
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. For comparative purposes, we present bad debt expense within Property operating and maintenance in the current and prior periods.
Our Core Portfolio consists of our Properties owned and operated during all of 2022 and 2023. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023. This includes, but is not limited to, four RV communities and one membership RV community acquired during 2022 and one RV community acquired during 2023. The Non-Core Properties also include Fish Tale Marina, Fort Myers Beach, Gulf Air, Palm Harbour Marina, Pine Island and Ramblers Rest.
FFO and Normalized FFO
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
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Computation of Income from Property Operations:
Net income available for Common Stockholders	$82,371	$82,906
Income allocated to non-controlling interests – Common OP Units	4,088	4,144
Equity in income of unconsolidated joint ventures	(524)	(171)
Income before equity in income of unconsolidated joint ventures	85,935	86,879
Loss on sale of real estate and impairment, net(1)	2,632	—
Total other expenses, net	92,040	86,831
Gain from home sales operations and other	(2,068)	(2,530)
Income from property operations	$178,539	$171,180

_____________________
(1)During the quarter ended March 31, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain Properties in California.

Management's Discussion and Analysis (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$82,371	$82,906
Income allocated to non-controlling interests – Common OP Units	4,088	4,144
Membership upgrade sales upfront payments, deferred, net	4,470	4,084
Membership sales commissions, deferred, net	(679)	(583)
Depreciation and amortization	50,502	49,394
Depreciation on unconsolidated joint ventures	1,135	941
Gain on unconsolidated joint ventures	(416)	—
Loss on sale of real estate and impairment, net	2,632	—
FFO available for Common Stock and OP Unit holders	144,103	140,886
Early debt retirement	—	516
Transaction/pursuit costs (1)	116	—
Lease termination expenses (2)	90	—
Normalized FFO available for Common Stock and OP Unit holders	$144,309	$141,402
Weighted average Common Shares outstanding – Fully Diluted	195,369	195,246

_____________________
(1)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income.
(2)    Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and
Administrative expenses in the Consolidated Statement of Income.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2023 and March 31, 2022 and our operating activities, investing activities and financing activities for the quarters ended March 31, 2023 and March 31, 2022. For the comparison of our results of operations for the quarters ended March 31, 2022 and March 31, 2021 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2022 and March 31, 2021, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on April 27, 2022.
Comparison of the quarter ended March 31, 2023 to the quarter ended March 31, 2022
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended March 31, 2023 and March 31, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$164,404	$154,436	$9,968	6.5%	$164,553	$157,336	$7,217	4.6%
Rental home income (1)	3,861	3,954	(93)	(2.4)%	3,872	3,961	(89)	(2.2)%
RV and marina base rental income (1)	108,403	102,737	5,666	5.5%	111,592	108,764	2,828	2.6%
Annual membership subscriptions	15,780	15,075	705	4.7%	15,970	15,157	813	5.4%
Membership upgrades sales current period, gross	7,982	7,019	963	13.7%	7,975	7,151	824	11.5%
Utility and other income (1)	29,483	26,957	2,526	9.4%	35,331	30,044	5,287	17.6%
Property operating revenues, excluding deferrals	329,913	310,178	19,735	6.4%	339,293	322,413	16,880	5.2%

Property operating and maintenance (1)(2)	110,015	100,686	9,329	9.3%	112,707	104,088	8,619	8.3%
Real estate taxes	17,659	17,975	(316)	(1.8)%	18,316	19,457	(1,141)	(5.9)%
Rental home operating and maintenance	959	1,392	(433)	(31.1)%	959	1,402	(443)	(31.6)%
Sales and marketing, gross	5,521	4,872	649	13.3%	5,517	4,914	603	12.3%
Property operating expenses, excluding deferrals and property management	134,154	124,925	9,229	7.4%	137,499	129,861	7,638	5.9%
Income from property operations, excluding deferrals and property management (3)	195,759	185,253	10,506	5.7%	201,794	192,552	9,242	4.8%
Property management	19,464	17,871	1,593	8.9%	19,464	17,871	1,593	8.9%
Income from property operations, excluding deferrals (3)	176,295	167,382	8,913	5.3%	182,330	174,681	7,649	4.4%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	3,791	3,501	290	8.3%	3,791	3,501	290	8.3%
Income from property operations (3)	$172,504	$163,881	$8,623	5.3%	$178,539	$171,180	$7,359	4.3%
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

Total portfolio income from property operations for the quarter ended March 31, 2023, increased $7.4 million, or 4.3%, from the quarter ended March 31, 2022, driven by an increase of $8.6 million, or 5.3%, from our Core Portfolio, partially offset by a decrease of $1.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income and RV and marina base rental income, partially offset by an increase in property operating expenses, excluding deferrals and property management. The decrease in income from property operations from our Non-Core Portfolio was primarily due to lower MH base rental income and RV and marina base rental income, partially offset by business interruption income related to Hurricane Ian of $3.6 million recognized during the quarter ended March 31, 2023.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended March 31, 2023 increased $10.0 million, or 6.5%, from the quarter ended March 31, 2022, which reflects 6.6% growth from rate increases and a decline of 0.1% in occupancy. The average monthly base rental income per Site in our Core Portfolio increased to approximately $797 for the quarter ended March 31, 2023 from approximately $747 for the quarter ended March 31, 2022. The average occupancy for our Core Portfolio was 94.9% for the quarter ended March 31, 2023 and 95.0% for the quarter ended March 31, 2022.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$67,058	$61,848	$5,210	8.4%	$69,401	$64,333	$5,068	7.9%
Seasonal	27,400	24,496	2,904	11.9%	27,960	26,625	1,335	5.0%
Transient	13,945	16,393	(2,448)	(14.9)%	14,231	17,806	(3,575)	(20.1)%
RV and marina base rental income	$108,403	$102,737	$5,666	5.5%	$111,592	$108,764	$2,828	2.6%
RV and marina base rental income in our Core Portfolio for the quarter ended March 31, 2023 increased $5.7 million, or 5.5%, from the quarter ended March 31, 2022, driven by an increase in Annual and Seasonal RV and marina base rental income, partially offset by a decrease in Transient rental income. The increase in Annual RV and marina base rental income of 8.4% was driven by an increase in rate. The increase in Seasonal RV and marina base rental income of 11.9% was driven by an increase in the South and West regions. The decrease in Transient RV and marina base rental income of 14.9% was primarily due to a decrease in transient RV revenue as a result of a reduction in the number of Transient sites available and flooding events at certain Properties in California during the quarter.
Utility and other income in our Core Portfolio for the quarter ended March 31, 2023 increased $2.5 million, or 9.4%, from the quarter ended March 31, 2022. The increase was primarily due to a $1.9 million increase in utility income, which was primarily due to an increase in electric income in all regions except the Northeast, gas income in the South and trash income in all regions and an increase of $0.4 million in other property income primarily due to business interruption income related to Hurricane Ian recognized during the quarter ended March 31, 2023.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended March 31, 2023 increased $9.2 million, or 7.4%, from the quarter ended March 31, 2022, driven by increases in property operating and maintenance expenses of $9.3 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in utility expenses of $4.1 million, repair and maintenance of $2.5 million and property payroll of $2.4 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$18,314	$25,530	$(7,216)	(28.3)%
Cost of new home sales	16,662	23,326	(6,664)	(28.6)%
Gross profit from new home sales	1,652	2,204	(552)	(25.0)%

Gross revenues from used home sales	1,175	998	177	17.7%
Cost of used home sales	945	1,410	(465)	(33.0)%
Gross profit/(loss) from used home sales	230	(412)	642	155.8%

Gross revenue from brokered resales and ancillary services	12,644	13,167	(523)	(4.0)%
Cost of brokered resales and ancillary services	5,534	5,948	(414)	(7.0)%
Gross profit from brokered resales and ancillary services	7,110	7,219	(109)	(1.5)%

Home selling and ancillary operating expenses	6,924	6,481	443	6.8%

Income from home sales and other	$2,068	$2,530	$(462)	(18.3)%

Home sales volumes
Total new home sales (1)	176	261	(85)	(32.6)%
Used home sales	102	72	30	41.7%
Brokered home resales	134	188	(54)	(28.7)%
_________________________
(1) Total new home sales volume for the quarter ended March 31, 2022 includes 22 home sales from our ECHO JV.
Income from home sales and other operations was $2.1 million for the quarter ended March 31, 2023, a decrease of $0.5 million, compared to $2.5 million for the quarter ended March 31, 2022. The decrease in income from home sales and other operations was primarily due to a decrease in gross profit from new home sales and higher home selling and ancillary operating expenses, partially offset by an increase in gross profit from used home sales during the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$10,258	$11,347	$(1,089)	(9.6)%
Rental home operating and maintenance expenses	959	1,392	(433)	(31.1)%
Income from rental operations	9,299	9,955	(656)	(6.6)%
Depreciation on rental homes (2)	2,747	2,517	230	9.1%
Income from rental operations, net of depreciation	$6,552	$7,438	$(886)	(11.9)%

Gross investment in new manufactured home rental units	$252,204	$226,890	$25,314	11.2%
Gross investment in used manufactured home rental units	$14,056	$15,004	$(948)	(6.3)%

Net investment in new manufactured home rental units	$209,697	$192,819	$16,878	8.8%
Net investment in used manufactured home rental units	$8,071	$9,776	$(1,705)	(17.4)%

Number of occupied rentals – new, end of period	2,389	2,908	(519)	(17.8)%
Number of occupied rentals – used, end of period	313	402	(89)	(22.1)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.4 million and $7.4 million for the quarters ended March 31, 2023 and March 31, 2022, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Income from rental operations, net of depreciation, decreased $0.9 million during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, primarily due to a decrease in the number of new occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(50,502)	$(49,394)	$(1,108)	(2.2)%
Interest income	2,088	1,759	329	18.7%
Income from other investments, net	2,091	1,904	187	9.8%
General and administrative	(11,661)	(12,072)	411	3.4%
Other expenses	(1,468)	(1,048)	(420)	(40.1)%
Early debt retirement	—	(516)	516	100.0%
Interest and related amortization	(32,588)	(27,464)	(5,124)	(18.7)%
Total other income and expenses, net	$(92,040)	$(86,831)	$(5,209)	(6.0)%

Total other income and expenses, net increased $5.2 million for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, primarily due to higher interest and related amortization expense as a result of an increase in interest rates and depreciation and amortization expense.
Casualty related charges/(recoveries), net
During the quarter ended March 31, 2023, we recorded $8.5 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue of $8.5 million related to Hurricane Ian.
Loss on sale of real estate and impairment, net
During the quarter ended March 31, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain California properties.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured line of credit (the “LOC”) and proceeds from issuance of equity and debt securities.
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
Our at-the-market (“ATM”) equity offering program allows us, from time-to-time, to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price up to $500.0 million. As of March 31, 2023, the full capacity of our ATM equity offering program remained available for issuance.
As of March 31, 2023, we had available liquidity in the form of approximately 413.8 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. See Part I. Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details. As of March, 31, 2023, the Company has no remaining LIBOR based borrowings.
In connection with our $300 million Term Loan, we entered into a Swap Agreement (the “2021 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. During the quarter ended March 31, 2023, in connection with the amendment to the Credit Agreement, we replaced the LIBOR benchmarked swap with a SOFR benchmarked swap. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We previously entered into a $200.0 million senior unsecured term loan agreement. In connection with our $200 million Term Loan, in April 2023, we entered into a Swap Agreement (the “2023 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of March 31, 2023, our LOC had a borrowing capacity of $288.0 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.

Management's Discussion and Analysis (continued)

The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2023	2022
Net cash provided by operating activities	$194,461	$177,331
Net cash used in investing activities	(101,928)	(105,182)
Net cash used in financing activities	(84,219)	(157,427)
Net increase (decrease) in cash and restricted cash	$8,314	$(85,278)
Operating Activities
Net cash provided by operating activities increased $17.1 million to $194.5 million for the quarter ended March 31, 2023 from $177.3 million for the quarter ended March 31, 2022. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $7.4 million and the net change in other assets, net and accounts payable and other liabilities.
Investing Activities
Net cash used in investing activities decreased $3.3 million to $101.9 million for the quarter ended March 31, 2023 from $105.2 million for the quarter ended March 31, 2022. The decrease was due to a decrease in spending on acquisitions of $6.6 million, a decrease in investments in unconsolidated joint ventures of $6.2 million and an increase in insurance proceeds of $2.7 million, partially offset by an increase in capital improvement spending of $12.8 million.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2023	2022
Asset preservation (1)	$11,154	$9,906
Improvements and renovations(2)	6,958	6,431
Property upgrades and development	33,204	30,302
New and used home investments (3)	45,043	28,657
Total property improvements	96,359	75,296
Corporate	96	8,351
Total capital improvements	$96,455	$83,647
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Net proceeds from new and used home sale activities are reflected within Operating Activities.
Financing Activities
Net cash used in financing activities decreased $73.2 million to $84.2 million for the quarter ended March 31, 2023 from $157.4 million for the quarter ended March 31, 2022. The decrease was primarily due to a decrease in net debt repayments of approximately $107.1 million during the quarter ended March 31, 2023, compared to the same period in the prior year and proceeds from the sale of common stock under our prior ATM program of approximately $28.4 million recognized during the quarter ended March 31, 2022.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2022 Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2023, we have no off-balance sheet arrangements.

Management's Discussion and Analysis (continued)

Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2023.

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
•impact of the COVID-19 pandemic or other highly infectious or contagious diseases on our business operations, our residents, our customers, our employees and the economy generally;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2022.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part1. Item 1A. Risk Factors in our 2022 Form 10-K. On April 1, 2023, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part1. Item 1A. Risk Factors in our 2022 Form 10-K with the risk factor described below.
Some Potential Losses Are Not Covered by Insurance
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. In addition, we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employment Practices liability, Fiduciary liability and Cyber liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate given the relative risk of loss, the cost of insurance and industry practice. There are, however, certain types of losses, such as punitive damages, lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

Our current property and casualty insurance policies with respect to our MH and RV Properties renewed on April 1, 2023. We have a $125 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes approximately $50 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10 million, which is capped at $5 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies expire on November 1, 2023, and the property insurance program renewed on April 1, 2023. The marina property insurance program has a $25 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
None.

Item 6.Exhibits

10.1*
Amendment, dated March 1, 2023, to the Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein.

10.2(a)
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

(a)        Included as an exhibit to our Report on Form 8-K dated April 19, 2021
*        Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 25, 2023	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2023	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2023	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)