Form 10-Q
period 2023-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2023-08-03
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,276,126 shares of Common Stock as of July 24, 2023.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,511	$2,084,532
Land improvements	4,237,327	4,115,439
Buildings and other depreciable property	1,223,492	1,169,590
	7,549,330	7,369,561
Accumulated depreciation	(2,355,031)	(2,258,540)
Net investment in real estate	5,194,299	5,111,021
Cash and restricted cash	28,107	22,347
Notes receivable, net	47,375	45,356
Investment in unconsolidated joint ventures	82,423	81,404
Deferred commission expense	51,978	50,441
Other assets, net	181,805	181,950
Total Assets	$5,585,987	$5,492,519

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,748,807	$2,693,167
Term loan, net	497,195	496,817
Unsecured line of credit	205,000	198,000
Accounts payable and other liabilities	172,851	175,148
Deferred membership revenue	210,242	197,743
Accrued interest payable	12,305	11,739
Rents and other customer payments received in advance and security deposits	148,989	122,318
Distributions payable	87,486	80,102
Total Liabilities	4,082,875	3,975,034
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 186,273,876 and 186,120,298 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	1,916	1,916
Paid-in capital	1,638,354	1,628,618
Distributions in excess of accumulated earnings	(225,640)	(204,248)
Accumulated other comprehensive income	17,327	19,119
Total Stockholders’ Equity	1,431,957	1,445,405
Non-controlling interests – Common OP Units	71,155	72,080
Total Equity	1,503,112	1,517,485
Total Liabilities and Equity	$5,585,987	$5,492,519

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$288,655	$275,330	$585,106	$560,395
Annual membership subscriptions	16,189	15,592	32,159	30,749
Membership upgrade sales	3,614	3,168	7,119	6,235
Other income	17,911	14,195	35,625	27,736
Gross revenues from home sales, brokered resales and ancillary services	38,913	52,681	71,046	92,390
Interest income	2,259	1,722	4,347	3,481
Income from other investments, net	2,473	2,617	4,564	4,521
Total revenues	370,014	365,305	739,966	725,507
Expenses:
Property operating and maintenance	122,214	114,307	234,697	218,299
Real estate taxes	18,832	19,182	37,148	38,639
Membership sales and marketing	5,521	5,452	10,359	9,783
Property management	19,359	19,099	38,823	36,970
Depreciation and amortization	51,464	50,796	101,966	100,190
Cost of home sales, brokered resales and ancillary services	29,268	40,971	52,409	71,670
Home selling expenses and ancillary operating expenses	7,170	7,584	14,094	14,066
General and administrative	16,607	11,679	28,268	23,750
Casualty-related charges/(recoveries), net	—	—	—	—
Other expenses	1,381	4,205	2,849	5,251
Early debt retirement	—	640	—	1,156
Interest and related amortization	33,122	28,053	65,710	55,517
Total expenses	304,938	301,968	586,323	575,291
Loss on sale of real estate and impairment, net	—	—	(2,632)	—
Income before equity in income of unconsolidated joint ventures	65,076	63,337	151,011	150,216
Equity in income of unconsolidated joint ventures	973	1,253	1,497	1,424
Consolidated net income	66,049	64,590	152,508	151,640

Income allocated to non-controlling interests – Common OP Units	(3,121)	(3,073)	(7,209)	(7,217)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$62,920	$61,509	$145,291	$144,415

Consolidated net income	$66,049	$64,590	$152,508	$151,640
Other comprehensive income (loss):
Adjustment for fair market value of swaps	2,186	2,793	(1,792)	12,717
Consolidated comprehensive income	68,235	67,383	150,716	164,357
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,225)	(3,207)	(7,124)	(7,823)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$65,002	$64,168	$143,584	$156,526

Earnings per Common Share – Basic	$0.34	$0.33	$0.78	$0.78

Earnings per Common Share – Fully Diluted	$0.34	$0.33	$0.78	$0.78

Weighted average Common Shares outstanding – Basic	186,023	185,767	185,962	185,729
Weighted average Common Shares outstanding – Fully Diluted	195,430	195,227	195,388	195,253

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2022	$1,916	$1,628,618	$—	$(204,248)	$19,119	$72,080	$1,517,485
Exchange of Common OP Units for Common Stock	—	198	—	—	—	(198)	—
Issuance of Common Stock through employee stock purchase plan	—	363	—	—	—	—	363
Compensation expenses related to restricted stock and stock options	—	2,549	—	—	—	—	2,549
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	168	—	—	—	(168)	—
Adjustment for fair market value of swap	—	—	—	—	(3,978)	—	(3,978)
Consolidated net income	—	—	—	82,371	—	4,088	86,459
Distributions	—	—	—	(83,326)	—	(4,136)	(87,462)
Other	—	(98)	—	—	—	—	(98)
Balance as of March 31, 2023	$1,916	$1,629,866	$—	$(205,203)	$15,141	$71,666	$1,513,386
Issuance of Common Stock through employee stock purchase plan	—	504	—	—	—	—	504
Compensation expenses related to restricted stock and stock options	—	8,584	—	—	—	—	8,584
Adjustment for Common OP Unitholders in the Operating Partnership	—	(503)	—	—	—	503	—
Adjustment for fair market value of swap	—	—	—	—	2,186	—	2,186
Consolidated net income	—	—	8	62,920	—	3,121	66,049
Distributions	—	—	(8)	(83,357)	—	(4,135)	(87,500)
Other	—	(97)	—	—	—	—	(97)
Balance as of June 30, 2023	$1,916	$1,638,354	$—	$(225,640)	$17,327	$71,155	$1,503,112

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$—	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	—	513
Issuance of Common Stock	3	28,367	—	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	—	9,924	—	9,924
Consolidated net income	—	—	—	82,906	—	4,144	87,050
Distributions	—	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	—	(645)
Balance as of March 31, 2022	$1,916	$1,619,164	$—	$(177,158)	$13,448	$72,967	$1,530,337
Issuance of Common Stock through employee stock purchase plan	—	1,388	—	—	—	—	1,388
Compensation expenses related to restricted stock and stock options	—	2,681	—	—	—	—	2,681
Adjustment for Common OP Unitholders in the Operating Partnership	—	(303)	—	—	—	303	—
Adjustment for fair market value of swap	—	—	—	—	2,793	—	2,793
Consolidated net income	—	—	8	61,509	—	3,073	64,590
Distributions	—	—	(8)	(76,179)	—	(3,812)	(79,999)
Other	—	(54)	—	—	—	—	(54)
Balance as of June 30, 2022	$1,916	$1,622,876	$—	$(191,828)	$16,241	$72,531	$1,521,736
.

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Consolidated net income	$152,508	$151,640
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	2,632	—
Early debt retirement	—	1,156
Depreciation and amortization	104,673	102,173
Amortization of loan costs	2,418	2,422
Debt premium amortization	(59)	(105)
Equity in income of unconsolidated joint ventures	(1,497)	(1,424)
Distributions of income from unconsolidated joint ventures	981	200
Proceeds from insurance claims, net	13,022	59
Compensation expense related to incentive plans	12,695	1,932
Revenue recognized from membership upgrade sales upfront payments	(7,119)	(6,236)
Commission expense recognized related to membership sales	2,186	2,070
Changes in assets and liabilities:
Manufactured homes	(30,402)	(2,136)
Notes receivable, net	(2,054)	(1,223)
Deferred commission expense	(3,723)	(3,527)
Other assets, net	(21,719)	(4,223)
Accounts payable and other liabilities	(3,287)	16,650
Deferred membership revenue	19,618	18,064
Rents and other customer payments received in advance and security deposits	25,953	26,273
Net cash provided by operating activities	266,826	303,765
Cash Flows From Investing Activities:
Real estate acquisitions, net	(9,180)	(111,917)
Investment in unconsolidated joint ventures	(3,310)	(12,291)
Distributions of capital from unconsolidated joint ventures	2,577	1,788
Proceeds from insurance claims, net	5,309	1,405
Capital improvements	(149,002)	(130,337)
Net cash used in investing activities	(153,606)	(251,352)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	867	1,901
Gross proceeds from the issuance of common stock	—	28,370
Distributions:
Common Stockholders	(159,636)	(143,557)
Common OP Unitholders	(7,934)	(7,185)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,932)	(3,449)
Principal payments and mortgage debt repayment	(32,814)	(103,734)
Mortgage notes payable financing proceeds	88,753	200,000
Term loan proceeds	—	200,000
Line of Credit repayment	(299,000)	(423,000)
Line of Credit proceeds	306,000	121,800
Debt issuance and defeasance costs	(1,560)	(3,826)
Other	(196)	(697)
Net cash used in financing activities	(107,460)	(133,385)
Net increase (decrease) in cash and restricted cash	5,760	(80,972)
Cash and restricted cash, beginning of period	22,347	123,398
Cash and restricted cash, end of period	$28,107	$42,426

	Six Months Ended June 30,
	2023	2022
Supplemental Information:
Cash paid for interest, net	$64,068	$53,987
Cash paid for manufactured homes	$66,562	$50,698

Real estate acquisitions:
Investment in real estate	$(9,911)	$(112,458)
Notes receivable, net	—	(772)
Other assets, net	13	—
Deferred membership revenue	—	315
Other liabilities	—	702
Rents and other customer payments received in advance and security deposits	718	296
Real estate acquisitions, net	$(9,180)	$(111,917)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of June 30, 2023. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
Revenue from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred. We have a limited program under which we purchase loans made by an unaffiliated lender to homebuyers at our Properties. Financed home sales (also known as chattel loans) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
(b)    Restricted Cash
As of June 30, 2023 and December 31, 2022, restricted cash consisted of $20.7 million and $19.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)     Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
(d) Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the six months ended June 30, 2023, we recognized expenses of approximately $10.3 million related to debris removal and

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $10.3 million related to the expected insurance recovery as a result of Hurricane Ian which is included in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2023 we received insurance proceeds of approximately $36.6 million of which $8.0 million was identified as business interruption recovery revenue.
(e) Prior period correction
During the six months ended June 30, 2023, the Company identified and corrected an immaterial error related to the classification of cash outflows associated with the purchase of MHs in the Consolidated Statements of Cash Flows. Previously, the Company classified these cash outflows within investing activities in the Consolidated Statements of Cash Flows to align with the balance sheet classification. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that this error was immaterial to the Consolidated Statements of Cash Flows as presented in the Company’s previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. There was no impact to the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Changes in Equity for any periods presented.
In preparing the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2023, the Company made appropriate revisions to its Consolidated Statements of Cash Flows for historical periods for purposes of comparability to the current period. Such changes are reflected for the six months ended June 30, 2022, included in these financial statements, and will also be reflected in the historical periods included in the Company’s subsequent quarterly and annual consolidated financial statements.
The impact of the revisions on the line items within the Consolidated Statements of Cash Flows for the six months ended previously filed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is as follows (in thousands):

	Six Months Ended June 30, 2022
Operating Activities	As Reported	Effect of Revision	As Revised
Manufactured homes	$—	(2,136)	$(2,136)
Other assets, net	$44,339	(48,562)	$(4,223)
Net cash provided by operating activities	$354,463	(50,698)	$303,765

Investing Activities
Capital improvements	$(181,035)	50,698	$(130,337)
Net cash used in investing activities	$(302,050)	50,698	$(251,352)

The impact of the revisions on the line items within the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 previously filed in the Annual Report on Form 10-K for the year ended December 31, 2022 is as follows (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
Operating Activities	As Reported	Effect of Revision	As Revised	As Reported	Effect of Revision	As Revised	As Reported	Effect of Revision	As Revised
Manufactured homes	$—	(27,419)	$(27,419)	$—	(4,963)	$(4,963)	$—	(10,280)	$(10,280)
Other assets, net	$92,458	(96,103)	$(3,645)	$53,913	(81,062)	$(27,149)	$34,048	(38,845)	$(4,797)
Net cash provided by operating activities	$599,336	(123,522)	$475,814	$595,052	(86,025)	$509,027	$466,537	(49,125)	$417,412

Investing Activities
Capital improvements	$(372,799)	123,522	$(249,277)	$(290,290)	86,025	$(204,265)	$(217,082)	49,125	$(167,957)
Net cash used in investing activities	$(525,589)	123,522	$(402,067)	$(914,455)	86,025	$(828,430)	$(450,379)	49,125	$(401,254)

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases
Lessor
The leases entered into between a customer and us for rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenants are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of June 30, 2023
2023	$62,533
2024	128,029
2025	54,172
2026	24,260
2027	22,821
Thereafter	58,145
Total	$349,960

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended June 30, 2023 and 2022, total operating lease payments were $1.7 million and $2.9 million, respectively. For the six months ended June 30, 2023 and 2022, total operating least payments were $3.2 million and $5.5 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2023:

	As of June 30, 2023
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2023	$404	$2,391	$2,795
2024	675	3,407	4,082
2025	680	3,108	3,788
2026	684	2,613	3,297
2027	689	2,424	3,113
Thereafter	4,525	10,794	15,319
Total undiscounted rental payments	7,657	24,737	32,394
Less imputed interest	(1,951)	(3,567)	(5,518)
Total lease liabilities	$5,706	$21,170	$26,876

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $24.6 million and $26.9 million, respectively, as of June 30, 2023. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at June 30, 2023.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2023	2022	2023	2022
Numerators:
Net income available for Common Stockholders – Basic	$62,920	$61,509	$145,291	$144,415
Amounts allocated to non controlling interest (dilutive securities)	3,121	3,073	7,209	7,217
Net income available for Common Stockholders – Fully Diluted	$66,041	$64,582	$152,500	$151,632
Denominators:
Weighted average Common Shares outstanding – Basic	186,023	185,767	185,962	185,729
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,240	9,297	9,251	9,299
Stock options and restricted stock	167	163	175	225
Weighted average Common Shares outstanding – Fully Diluted	195,430	195,227	195,388	195,253

Earnings per Common Share – Basic	$0.34	$0.33	$0.78	$0.78

Earnings per Common Share – Fully Diluted	$0.34	$0.33	$0.78	$0.78

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2022:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the six months ended June 30, 2023 and 2022, 25,496 and 8,640 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.
Note 6 – Investment in Real Estate
Acquisitions
On March 28, 2023, we completed the acquisition of Red Oak Shores Campground, a 223-site RV community located in Ocean View, New Jersey for a purchase price of $9.5 million. The acquisition was accounted for as an asset acquisition under ASC 805, Business Combinations and was funded from our unsecured line of credit.
Impairment
During the six months ended June 30, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain Properties in California.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of June 30, 2023 and December 31, 2022, respectively):

					Investment as of		Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022
Meadows	Various (2,2)	1,077	50%		$330	$158	$1,272	$858
Lakeshore	Florida (3,3)	721	(b)		3,060	2,625	324	318
Voyager	Arizona (1,1)	—	—%	(c)	—	139	694	38
ECHO JV	Various	—	50%		2,757	2,963	(206)	533
RVC	Various	1,283	80%	(d)	61,049	60,323	(373)	(323)
Mulberry Farms	Arizona	200	50%		10,159	9,902	15	—
Hiawassee KOA JV	Georgia	283	50%		$5,068	$5,294	$(229)	$—
		3,564			$82,423	$81,404	$1,497	$1,424
_____________________
(a)The percentages shown approximate our economic interest as of June 30, 2023. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)In March of 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(d)Includes three joint ventures of which one joint venture owns a portfolio of seven operating RV communities and two joint ventures each own an RV property under development.
We received approximately $3.6 million and $2.0 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2023 and 2022, respectively. Approximately $1.1 million and $0.8 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the six months ended June 30, 2023 and 2022, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2023		As of December 31, 2022
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,155,809	$2,773,996	$2,043,412	$2,718,114

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of June 30, 2023, was approximately 3.6% per annum. The debt bears interest at stated rates ranging from 2.4% to 8.9% per annum and matures on various dates ranging from 2023 to 2041. The debt encumbered a total of 114 of our Properties as of June 30, 2023 and December 31, 2022, and the gross carrying value of such Properties was approximately $2,914.6 million and $2,868.3 million, as of June 30, 2023 and December 31, 2022, respectively.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (the “LOC”) and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of SOFR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The $300 million Term Loan has an interest rate of SOFR plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. As of June 30, 2023, the Company has no remaining LIBOR based borrowings.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
The LOC had a balance of $205.0 million and $198.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our LOC had a remaining borrowing capacity of $295.0 million.
As of June 30, 2023, we were in compliance in all material respects with the covenants in all our borrowing arrangements.
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement (the “$200 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.
In May 2023, we locked rate on a $375.0 million secured financing at a weighted average interest rate of 5.05% with a weighted average term to maturity of 7.5 years. We expect to close in the third quarter of 2023.
In June 2023, we closed on a secured financing transaction generating gross proceeds of $89.0 million (the “June 2023 financing”). The loan represents an incremental borrowing from an existing secured facility, has a fixed interest rate of 5.04% per annum and matures in 10 years.
In July 2023, we repaid all debt scheduled to mature in 2023 and 2024 with proceeds from the June 2023 financing and our unsecured line of credit. In July 2023, we also closed on an $80.0 million tranche of the $375.0 million secured financing, and we expect to close on the remaining $295.0 million in the third quarter of 2023.
Note 9 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
In March 2021, we entered into a Swap Agreement (the “2021 Swap”) with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 8.Borrowing arrangements). The 2021 Swap has a fixed interest rate of 0.41% per annum and matures on March 25, 2024. Based on the leverage as of June 30, 2023, our spread over SOFR was 1.40% resulting in an estimated all-in interest rate of 1.81% per annum.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of June 30, 2023, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2023	2022
Interest Rate Swaps	Other assets, net	$17,327	$19,119

The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2023	2022	(amounts in thousands)	2023	2022
Interest Rate Swaps	$(6,081)	$(12,719)	Interest Expense	$(7,874)	$(2)

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
During the next twelve months, we estimate that $16.9 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2023, we had not posted any collateral related to the 2021 Swap or 2023 Swap.

Note 10 - Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Deferred revenue - upfront payments from membership upgrade sales, beginning	$174,407	$163,957
Membership upgrade sales, gross	17,253	16,686
Revenue recognized from membership upgrade sales upfront payments	(7,119)	(6,236)
Net increase in deferred revenue - upfront payments from membership grade sales	10,134	10,450
Deferred revenue - upfront payments from membership upgrade sales, ending (a)	$184,541	$174,407

Deferred commission expense, beginning	$48,806	47,349
Deferred commission expense	3,723	3,527
Commission expense recognized	(2,186)	(2,070)
Net increase in deferred commission expense	1,537	1,457
Deferred commission expense, ending	50,343	48,806
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheets.

Note 11 – Equity Incentive Awards
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
During the quarter ended June 30, 2023 we awarded to certain members of our Board of Directors 60,391 shares of restricted stock at a fair value of approximately $4.1 million and options to purchase 8,450 shares of common stock with an exercise price of $68.01. These are time-based awards subject to various vesting dates between October 25, 2023 and April 24, 2026.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $8.6 million and $2.7 million for the quarters ended June 30, 2023 and 2022, respectively, and $11.1 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense of $11.1 million for the six months ended June 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.

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

Note 13 - Reportable Segments
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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and six months ended June 30, 2023 or 2022.
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2023 and 2022:
Quarter Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$336,629	$28,653	$365,282
Operations expenses	(177,450)	(24,914)	(202,364)
Income from segment operations	159,179	3,739	162,918
Interest income	1,616	637	2,253
Depreciation and amortization	(48,662)	(2,802)	(51,464)
Income from operations	$112,133	$1,574	$113,707
Reconciliation to consolidated net income:
Corporate interest income			6
Income from other investments, net			2,473
General and administrative			(16,607)
Other expenses			(1,381)
Interest and related amortization			(33,122)
Equity in income of unconsolidated joint ventures			973
Consolidated net income			$66,049

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements	$41,350	$10,551	$51,901

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Quarter Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$320,888	$40,078	$360,966
Operations expenses	(171,960)	(34,635)	(206,595)
Income from segment operations	148,928	5,443	154,371
Interest income	1,381	341	1,722
Depreciation and amortization	(48,297)	(2,499)	(50,796)
Income from operations	$102,012	$3,285	$105,297
Reconciliation to consolidated net income:
Income from other investments, net			2,617
General and administrative (1)			(11,695)
Other expenses (1)			(4,189)
Interest and related amortization			(28,053)
Equity in income of unconsolidated joint ventures			1,253
Early debt retirement			(640)
Consolidated net income			$64,590

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements	$64,690	$4,689	$69,379
______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Six Months Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$678,366	$52,689	$731,055
Operations expenses	(342,473)	(45,057)	(387,530)
Income from segment operations	335,893	7,632	343,525
Interest income	3,182	1,151	4,333
Depreciation and amortization	(96,417)	(5,549)	(101,966)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$240,026	$3,234	$243,260
Reconciliation to consolidated net income:
Corporate interest income			14
Income from other investments, net			4,564
General and administrative			(28,268)
Other expenses			(2,849)
Interest and related amortization			(65,710)
Equity in income of unconsolidated joint ventures			1,497
Consolidated net income			$152,508

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements	$128,826	$20,176	$149,002

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Six Months Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$646,327	$71,178	$717,505
Operations expenses	(326,964)	(62,463)	(389,427)
Income from segment operations	319,363	8,715	328,078
Interest income	2,758	721	3,479
Depreciation and amortization	(95,174)	(5,016)	(100,190)
Income from operations	$226,947	$4,420	$231,367
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			4,521
General and administrative (1)			(23,992)
Other expenses (1)			(5,009)
Interest and related amortization			(55,517)
Equity in income of unconsolidated joint ventures			1,424
Early debt retirement			(1,156)
Consolidated net income			$151,640

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements	$119,680	$10,657	$130,337
________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income	$284,950	$271,516	$577,529	$552,620
Annual membership subscriptions	16,189	15,592	32,159	30,749
Membership upgrade sales	3,614	3,168	7,119	6,235
Other income	17,911	14,195	35,625	27,736
Gross revenues from ancillary services	13,965	16,417	25,934	28,987
Total property operations revenues	336,629	320,888	678,366	646,327
Expenses:
Property operating and maintenance	121,055	113,081	232,579	215,671
Real estate taxes	18,832	19,182	37,148	38,639
Membership sales and marketing	5,521	5,452	10,359	9,783
Cost of ancillary services	7,039	9,138	12,336	14,874
Ancillary operating expenses	5,644	6,008	11,228	11,027
Property management	19,359	19,099	38,823	36,970
Total property operations expenses	177,450	171,960	342,473	326,964
Income from property operations segment	$159,179	$148,928	$335,893	$319,363

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income (1)	$3,705	$3,814	$7,577	$7,775
Gross revenue from home sales and brokered resales	24,948	36,264	45,112	63,403
Total revenues	28,653	40,078	52,689	71,178
Expenses:
Rental home operating and maintenance	1,159	1,226	2,118	2,628
Cost of home sales and brokered resales	22,229	31,833	40,073	56,796
Home selling expenses	1,526	1,576	2,866	3,039
Total expenses	24,914	34,635	45,057	62,463
Income from home sales and rentals operations segment	$3,739	$5,443	$7,632	$8,715
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of June 30, 2023, we owned or had an ownership interest in a portfolio of 450 Properties located throughout the United States and Canada containing 171,706 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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

Management's Discussion and Analysis (continued)

The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2023
MH Sites	72,700
RV Sites:
Annual	35,300
Seasonal	12,500
Transient	14,900
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,600
Total	171,700
_________________________
(1)Primarily utilized to service approximately 126,900 members. Includes approximately 6,200 Sites rented on an annual basis.
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
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized FFO, (iii) Income from property operations, (iv) Income from property operations, excluding deferrals and property management, and (v) Core Portfolio income from property operations, excluding deferrals and property management (operating results for Properties owned and operated in both periods under comparison). We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
Results Overview
For the quarter ended June 30, 2023, net income available for Common Stockholders increased $1.4 million to $62.9 million, or $0.34 per fully diluted Common Share, compared to $61.5 million, or $0.33 per fully diluted Common Share, for the same period in 2022. For the six months ended June 30, 2023, net income available for Common Stockholders increased $0.9 million, to $145.3 million, or $0.78, per fully diluted Common Share, compared to $144.4 million, or $0.78 per fully diluted Common Share, for the same period in 2022. Net income available for Common Stockholders for the six months ended June 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 and an impairment charge of approximately $2.6 million recognized during the quarter ended March 31, 2023 related to flooding events at certain Properties in California.
For the quarter ended June 30, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $1.8 million, or $0.01 per fully diluted Common Share, to $123.4 million, or $0.63 per fully diluted Common Share, compared to $121.6 million, or $0.62 per fully diluted Common Share, for the same period in 2022. For the six months ended June 30, 2023, FFO available for Common Stock and OP Unit holders increased $5.0 million, or $0.03 per fully diluted Common Share, to $267.5 million, or $1.37 per fully diluted Common Share, compared to $262.5 million, or $1.34 per fully diluted Common Share for the same period in 2022.
For the quarter ended June 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $4.4 million, or $0.02 per fully diluted Common Share, to $129.7 million, or $0.66 per fully diluted Common Share, compared to

Management's Discussion and Analysis (continued)

$125.3 million, or $0.64 per fully diluted Common Share, for the same period in 2022. For the six months ended June 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $7.3 million, or $0.03 per fully diluted Common Share, to $274.0 million, or $1.40 per fully diluted Common Share, compared to $266.7 million, or $1.37 per fully diluted Common Share, for the same period in 2022.
For the quarter ended June 30, 2023, our Core Portfolio property operating revenues, excluding deferrals, increased 5.0% and property operating expenses, excluding deferrals and property management, increased 7.0%, from the same period in 2022, resulting in an increase in income from property operations, excluding deferrals and property management, of 3.5%, compared to the same period in 2022. For the six months ended June 30, 2023, our Core Portfolio property operating revenues, excluding deferrals, increased 5.7% and property operating expenses, excluding deferrals and property management, increased 7.2% from the same period in 2022, resulting in an increase in income from property operations, excluding deferrals and property management, of 4.6% compared to the same period in 2022.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.8%, 95.1% and 95.1% for the quarters ended June 30, 2023, December 31, 2022 and June 30, 2022, respectively. For the quarter ended June 30, 2023, our Core Portfolio occupancy decreased by 23 sites, which included an increase in homeowner occupancy of 151 sites and a decrease in rental occupancy of 174 compared to March 31, 2023. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of June 30, 2023, we had 2,528 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 2.3% for the quarter ended June 30, 2023, compared to the same period in 2022 driven by an increase in Annual and Seasonal RV rental income, partially offset by a decline in Transient RV rental income. Core RV and marina base rental income from annuals represents more than 71.6% of total Core RV and marina base rental income and increased 7.8% for the quarter ended June 30, 2023, compared to the same period in 2022 due to a 7.3% increase in rate and 0.5% increase in occupancy. Core seasonal RV and marina base rental income increased 1.6% for the quarter ended June 30, 2023, compared to the same period in 2022. Core transient RV and marina base rental income decreased by $2.9 million, or 13.9% for the quarter ended June 30, 2023, compared to the same period in 2022. Since June 30, 2022, we have increased our Core RV and marina annual site count by approximately 240 resulting in a reduction in the number of transient sites available for use. We also experienced significant weather events during the quarter ended June 30, 2023 in California, the Pacific Northwest, and the East Coast, which impacted our transient RV and marina base rental income.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 226 new home sales during the quarter ended June 30, 2023, compared to 365 new home sales during the quarter ended June 30, 2022, a decrease of 38.1%. The decrease in new home sales during the quarter ended June 30, 2023 were primarily in the Florida and Arizona market.
Our gross investment in real estate increased $179.8 million to $7,549.3 million as of June 30, 2023 from $7,369.6 million as of December 31, 2022, primarily due to capital improvements and an acquisition during the six months ended June 30, 2023.

Management's Discussion and Analysis (continued)

The following chart lists the Properties acquired or sold from January 1, 2022 through June 30, 2023 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2022 (1)				169,300
Acquisition Properties:
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139
Hiawasee KOA JV	Hiawassee, Georgia	Unconsolidated JV	November 10, 2022	283
Whippoorwill Campground	Marmora, New Jersey	RV	December 20, 2022	288
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223

Expansion Site Development:
Sites added (reconfigured) in 2022				1,034
Sites added (reconfigured) in 2023				235

Ground Lease Termination:
Westwinds	San Jose, California	MH	August 31, 2022	(723)

Total Sites as of June 30, 2023 (1)				171,700
______________________
(1)    Sites are approximate.

Non-GAAP Financial Measures
Management’s discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management’s view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flows of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies, and include income from property operations and Core Portfolio, FFO and Normalized FFO.
We believe investors should review Income from property operations and Core Portfolio, FFO and Normalized FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. A discussion of Income from property operations and Core Portfolio, FFO and Normalized FFO, and a reconciliation to net income, are included below.
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding deferrals and property management, and Core Portfolio income from property operations, excluding deferrals and property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding deferrals and property management, represents income from property operations excluding property management expenses and the impact of the GAAP deferrals of membership upgrade sales upfront payments and membership sales commissions, net. Property management represents the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our properties, excluding items that are not directly related to the operation of the properties. For comparative purposes, we present bad debt expense within Property operating and maintenance in the current and prior periods. We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our properties.
Our Core Portfolio consists of our Properties owned and operated during all of 2022 and 2023. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023. This includes, but is not limited to, four RV communities and one membership RV community acquired during 2022 and one RV community acquired

Management's Discussion and Analysis (continued)

during 2023. The Non-Core Properties also include Fish Tale Marina, Fort Myers Beach, Gulf Air, Palm Harbour Marina, Pine Island and Ramblers Rest. During the quarter ended June 30, 2023, we designated Rancho Oso and Turtle Beach as Non-Core properties as operations at these properties have been suspended due to storms and flooding events in California.
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

Management's Discussion and Analysis (continued)

The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of Income from Property Operations:
Net income available for Common Stockholders	$62,920	$61,509	$145,291	$144,415
Redeemable preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,121	3,073	7,209	7,217
Equity in income of unconsolidated joint ventures	(973)	(1,253)	(1,497)	(1,424)
Income before equity in income of unconsolidated joint ventures	65,076	63,337	151,011	150,216
Loss on sale of real estate and impairment, net(1)	—	—	2,632	—
Total other expenses, net	97,842	91,034	189,882	177,862
Gain from home sales operations and other	(2,475)	(4,126)	(4,543)	(6,654)
Income from property operations	$160,443	$150,245	$338,982	$321,424
_____________________
(1)During the six months ended June 30, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain Properties in California.

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$62,920	$61,509	$145,291	$144,415
Income allocated to non-controlling interests – Common OP Units	3,121	3,073	7,209	7,217
Membership upgrade sales upfront payments, deferred, net	5,664	6,367	10,134	10,451
Membership sales commissions, deferred, net	(871)	(957)	(1,550)	(1,540)
Depreciation and amortization	51,464	50,796	101,966	100,190
Depreciation on unconsolidated joint ventures	1,081	835	2,216	1,776
Gain on unconsolidated joint ventures	—	—	(416)	—
Loss on sale of real estate and impairment, net	—	—	2,632	—
FFO available for Common Stock and OP Unit holders	123,379	121,623	267,482	262,509
Early debt retirement	—	640	—	1,156
Transaction/pursuit costs (1)	—	3,082	117	3,082
Accelerated vesting of stock-based compensation (2)	6,320	—	6,320	—
Lease termination expenses (3)	—	—	90	—
Normalized FFO available for Common Stock and OP Unit holders	$129,699	$125,345	$274,009	$266,747
Weighted average Common Shares outstanding – Fully Diluted	195,430	195,227	195,388	195,253
_____________________
(1)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income and Comprehensive Income.
(2)    Represents accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 as a result of the passing of a member of our Board of Directors.
(3)    Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and administrative expense in the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)

Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2023 and June 30, 2022 and our operating activities, investing activities and financing activities for the six months ended June 30, 2023 and June 30, 2022. For the comparison of our results of operations for the quarters and six months ended June 30, 2022 and June 30, 2021 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2022 and June 30, 2021, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed with the SEC on July 26, 2022.
Comparison of the Quarter Ended June 30, 2023 to the Quarter Ended June 30, 2022
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended June 30, 2023 and June 30, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$166,258	$155,761	$10,497	6.7%	$166,416	$158,689	$7,727	4.9%
Rental home income (1)	3,693	3,803	(110)	(2.9)%	3,705	3,814	(109)	(2.9)%
RV and marina base rental income (1)	96,480	94,266	2,214	2.3%	101,869	98,338	3,531	3.6%
Annual membership subscriptions	15,880	15,171	709	4.7%	16,189	15,592	597	3.8%
Membership upgrades sales current period, gross	8,987	9,250	(263)	(2.8)%	9,278	9,535	(257)	(2.7)%
Utility and other income (1)	29,263	26,956	2,307	8.6%	35,858	29,823	6,035	20.2%
Property operating revenues, excluding deferrals	320,561	305,207	15,354	5.0%	333,315	315,791	17,524	5.5%

Property operating and maintenance (1)(2)	119,250	110,383	8,867	8.0%	122,337	114,220	8,117	7.1%
Real estate taxes	18,240	17,497	743	4.2%	18,832	19,182	(350)	(1.8)%
Rental home operating and maintenance	1,158	1,220	(62)	(5.1)%	1,159	1,226	(67)	(5.5)%
Membership sales and marketing, gross	6,273	6,332	(59)	(0.9)%	6,392	6,409	(17)	(0.3)%
Property operating expenses, excluding deferrals and property management	144,921	135,432	9,489	7.0%	148,720	141,037	7,683	5.4%
Income from property operations, excluding deferrals and property management (3)	175,640	169,775	5,865	3.5%	184,595	174,754	9,841	5.6%
Property management	19,359	19,099	260	1.4%	19,359	19,099	260	1.4%
Income from property operations, excluding deferrals (3)	156,281	150,676	5,605	3.7%	165,236	155,655	9,581	6.2%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	4,793	5,410	(617)	(11.4)%	4,793	5,410	(617)	(11.4)%
Income from property operations (3)	$151,488	$145,266	$6,222	4.3%	$160,443	$150,245	$10,198	6.8%
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

Total portfolio income from property operations for the quarter ended June 30, 2023, increased $10.2 million, or 6.8%, from the quarter ended June 30, 2022, driven by an increase of $6.2 million, or 4.3%, from our Core Portfolio, and an increase of $4.0 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income, Utility and other income and RV and marina base rental income, partially offset by an increase in property operating and maintenance expenses. The increase in income from property operations from our Non-Core Portfolio was primarily due to business interruption income related to Hurricane Ian recognized during the quarter ended June 30, 2023 and higher RV and marina base rental income, partially offset by MH base rental income.

Management's Discussion and Analysis (continued)

Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended June 30, 2023 increased $10.5 million, or 6.7%, from the quarter ended June 30, 2022, which reflects 7.0% growth from rate increases and a decline of 0.3% in occupancy. The average monthly base rental income per Site in our Core Portfolio increased to approximately $806 for the quarter ended June 30, 2023 from approximately $753 for the quarter ended June 30, 2022. The average occupancy for our Core Portfolio was 94.8% for the quarter ended June 30, 2023 and 95.1% for the quarter ended June 30, 2022.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$69,063	$64,043	$5,020	7.8%	$72,637	$66,653	$5,984	9.0%
Seasonal	9,093	8,950	143	1.6%	9,486	9,473	13	0.1%
Transient	18,324	21,273	(2,949)	(13.9)%	19,746	22,212	(2,466)	(11.1)%
RV and marina base rental income	$96,480	$94,266	$2,214	2.3%	$101,869	$98,338	$3,531	3.6%
RV and marina base rental income in our Core Portfolio for the quarter ended June 30, 2023 increased $2.2 million, or 2.3%, from the quarter ended June 30, 2022, driven by an increase in Annual and Seasonal RV and marina base rental income, partially offset by a decrease in Transient rental income. The increase in Annual RV and marina base rental income of 7.8% was driven by an increase in rate of 7.3%. The decrease in Transient RV and marina base rental income of 13.9% was primarily due to a decrease in transient RV revenue as a result of a reduction in the number of Transient sites available and flooding events at certain Properties in California during the quarter.
Utility and other income in our Core Portfolio for the quarter ended June 30, 2023 increased $2.3 million, or 8.6%, from the quarter ended June 30, 2022. The increase was primarily due to a $1.4 million and $1.0 million increase in utility income and other property income, respectively. The increase in utility income was primarily due to an increase in trash income in all regions, sewer income in the South and West and gas income in California and the West.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended June 30, 2023 increased $9.5 million, or 7.0%, from the quarter ended June 30, 2022, driven by increases in property operating and maintenance expenses of $8.9 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in insurance of $3.3 million, repair and maintenance of $2.1 million and utility expenses of $2.1 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$23,038	$33,848	$(10,810)	(31.9)%
Cost of new home sales	20,812	30,020	(9,208)	(30.7)%

Gross revenues from used home sales	1,034	1,367	(333)	(24.4)%
Cost of used home sales	1,110	1,437	(327)	(22.8)%

Gross revenue from brokered resales and ancillary services	14,841	17,466	(2,625)	(15.0)%
Cost of brokered resales and ancillary services	7,346	9,514	(2,168)	(22.8)%

Home selling and ancillary operating expenses	7,170	7,584	(414)	(5.5)%

Home sales volumes
Total new home sales (1)	226	365	(139)	(38.1)%
Used home sales	66	97	(31)	(32.0)%
Brokered home resales	201	263	(62)	(23.6)%
_________________________
(1) Total new home sales volume for the quarter ended June 30, 2022 includes 29 home sales from our ECHO JV.
Gross revenues from new home sales decreased $10.8 million and Cost of new home sales decreased $9.2 million during the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, primarily due to a decrease in new home sales.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$9,827	$10,868	$(1,041)	(9.6)%
Rental home operating and maintenance expenses	1,158	1,220	(62)	(5.1)%
Depreciation on rental homes (2)	2,802	2,500	302	12.1%

Gross investment in new manufactured home rental units (3)	$257,978	$221,251	$36,727	16.6%
Gross investment in used manufactured home rental units	$13,491	$14,571	$(1,080)	(7.4)%

Net investment in new manufactured home rental units	$215,087	$191,048	$24,039	12.6%
Net investment in used manufactured home rental units	$7,806	$7,673	$133	1.7%

Number of occupied rentals – new, end of period (4)	2,236	2,742	(506)	(18.5)%
Number of occupied rentals – used, end of period	292	375	(83)	(22.1)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.1 million and $7.1 million for the quarters ended June 30, 2023 and June 30, 2022, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV as of June 30, 2022 was $18.7 million.
(4)Occupied rentals as of the end of the period in our Core Portfolio. Included in occupied rentals as of June 30, 2022 were 185 homes rented through our ECHO JV.

Rental operations revenues were $1.0 million or 9.6% lower during the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, primarily due to a decrease in the number of occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(51,464)	$(50,796)	$(668)	(1.3)%
Interest income	2,259	1,722	537	31.2%
Income from other investments, net	2,473	2,617	(144)	(5.5)%
General and administrative	(16,607)	(11,679)	(4,928)	(42.2)%
Other expenses	(1,381)	(4,205)	2,824	67.2%
Early debt retirement	—	(640)	640	100.0%
Interest and related amortization	(33,122)	(28,053)	(5,069)	(18.1)%
Total other income and expenses, net	$(97,842)	$(91,034)	$(6,808)	(7.5)%

Total other income and expenses, net increased $6.8 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily due to higher interest and related amortization expense as a result of an increase in interest rates and general and administrative expense as a result of accelerated vesting of stock-based compensation expense.
Casualty-related charges/(recoveries), net
During the quarter ended June 30, 2023, we recorded $1.8 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue of $1.8 million related to Hurricane Ian.

Management's Discussion and Analysis (continued)

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2023 and 2022:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$330,662	$310,196	$20,466	6.6%	$330,969	$316,025	$14,944	4.7%
Rental home income (1)	7,554	7,758	(204)	(2.6)%	7,577	7,775	(198)	(2.5)%
RV and marina base rental income (1)	204,802	196,815	7,987	4.1%	213,461	207,102	6,359	3.1%
Annual membership subscriptions	31,496	30,052	1,444	4.8%	32,159	30,749	1,410	4.6%
Membership upgrade sales current period, gross	16,930	16,241	689	4.2%	17,253	16,686	567	3.4%
Utility and other income (1)	58,712	53,875	4,837	9.0%	71,189	59,866	11,323	18.9%
Property operating revenues, excluding deferrals	650,156	614,937	35,219	5.7%	672,608	638,203	34,405	5.4%

Property operating and maintenance (1)(2)	228,850	210,554	18,296	8.7%	235,044	218,308	16,736	7.7%
Real estate taxes	35,874	35,448	426	1.2%	37,148	38,639	(1,491)	(3.9)%
Rental home operating and maintenance	2,117	2,611	(494)	(18.9)%	2,118	2,628	(510)	(19.4)%
Membership sales and marketing, gross	11,776	11,187	589	5.3%	11,909	11,323	586	5.2%
Property operating expenses, excluding deferrals and property management	278,617	259,800	18,817	7.2%	286,219	270,898	15,321	5.7%
Income from property operations, excluding deferrals and property management (3)	371,539	355,137	16,402	4.6%	386,389	367,305	19,084	5.2%
Property management	38,823	36,969	1,854	5.0%	38,823	36,970	1,853	5.0%
Income from property operations, excluding deferrals (3)	332,716	318,168	14,548	4.6%	347,566	330,335	17,231	5.2%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	8,584	8,911	(327)	(3.7)%	8,584	8,911	(327)	(3.7)%
Income from property operations (3)	$324,132	$309,257	$14,875	4.8%	$338,982	$321,424	$17,558	5.5%
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

Total Portfolio income from property operations for the six months ended June 30, 2023 increased $17.6 million, or 5.5%, from the same period in 2022, driven by an increase of $14.9 million, or 4.8%, from our Core Portfolio and an increase of $2.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses.
Property Operating Revenues
MH base rental income in our Core Portfolio for the six months ended June 30, 2023 increased $20.5 million, or 6.6%, from the same period in 2022, which reflects 6.8% growth from rate increases and 0.2% decline in occupancy. The average monthly base rental income per Site increased to approximately $801 for the six months ended June 30, 2023 from approximately $750, for the six months ended June 30, 2022. The average occupancy for the Core Portfolio was 94.9% for the six months ended June 30, 2023 compared to 95.1% for the six months ended June 30, 2022.

Management's Discussion and Analysis (continued)

RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$136,066	$125,837	$10,229	8.1%	$142,038	$130,986	$11,052	8.4%
Seasonal	36,483	33,407	3,076	9.2%	37,446	36,098	1,348	3.7%
Transient	32,253	37,571	(5,318)	(14.2)%	33,977	40,018	(6,041)	(15.1)%
RV and marina base rental income	$204,802	$196,815	$7,987	4.1%	$213,461	$207,102	$6,359	3.1%
RV and marina base rental income in our Core Portfolio for the six months ended June 30, 2023 increased $8.0 million, or 4.1%, from the same period in 2022 primarily due to increases in Annual and Seasonal RV and marina base rental income, partially offset by a decrease in Transient RV base rental income. The increase in Annual RV and marina base rental income of $10.2 million, or 8.1% was seen across all regions, primarily in the South, West and Northeast. The increase in Seasonal RV and marina base rental income of $3.1 million, or 9.2% was driven by increases in the South and West regions during the first quarter where we had 15.0% and 9.1% increases, respectively. Since June 30, 2022, we have increased our Core RV and marina annual site count by approximately 240 sites resulting in a reduction in number of transient sites available for use. We also experienced significant weather events during the six months ended June 30, 2023 in California, the Pacific Northwest, and the East Coast, which impacted our transient RV and marina base rental income.
Utility and other income in our Core Portfolio for the six months ended June 30, 2023 increased $4.8 million, or 9.0%, from the same period in 2022. The increase was primarily due to an increase in utility income of $3.4 million. The increase in utility income was primarily due to an increase in electric income. The utility recovery rate (utility income divided by utility expenses) for 2023 and 2022 was approximately 46% and 45%, respectively.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the six months ended June 30, 2023 increased $18.8 million, or 7.2%, from the same period in 2022, driven by increases in property operating and maintenance expenses of $18.3 million. Core property operating and maintenance expenses were higher during the six months ended June 30, 2023, compared to the same period in 2022 due to increases in utility expenses of $6.2 million, repair and maintenance expenses of $4.7 million, insurance of $3.9 million, and property payroll expenses of $3.4 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$41,352	$59,378	$(18,026)	(30.4)%
Cost of new home sales	37,474	53,346	(15,872)	(29.8)%

Gross revenues from used home sales	2,209	2,365	(156)	(6.6)%
Cost of used home sales	2,055	2,847	(792)	(27.8)%

Gross revenue from brokered resales and ancillary services	27,485	30,647	(3,162)	(10.3)%
Cost of brokered resales and ancillary services	12,880	15,477	(2,597)	(16.8)%

Home selling and ancillary operating expenses	14,094	14,066	28	0.2%

Home sales volumes
Total new home sales (1)	402	626	(224)	(35.8)%
Used home sales	168	169	(1)	(0.6)%
Brokered home resales	335	451	(116)	(25.7)%
_________________________
(1) Total new home sales volume for the six months ended June 30, 2022 includes 51 home sales from our ECHO JV.
Gross revenues from new home sales decreased $18.0 million and Cost of new home sales decreased $15.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in new home sales.
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$20,085	$22,216	$(2,131)	(9.6)%
Rental home operating and maintenance expenses	2,117	2,611	(494)	(18.9)%
Depreciation on rental homes (2)	5,549	5,017	532	10.6%

Gross investment in new manufactured home rental units (3)	$257,978	$221,251	$36,727	16.6%
Gross investment in used manufactured home rental units	$13,491	$14,571	$(1,080)	(7.4)%

Net investment in new manufactured home rental units	$215,087	$191,048	$24,039	12.6%
Net investment in used manufactured home rental units	$7,806	$7,673	$133	1.7%

Number of occupied rentals – new, end of period (4)	2,236	2,742	(506)	(18.5)%
Number of occupied rentals – used, end of period	292	375	(83)	(22.1)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $12.5 million and $14.5 million of Site rental income for the six months ended June 30, 2023 and 2022, respectively, are included in community base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV as of June 30, 2022 was $18.7 million.
(4)Occupied rentals as of the end of the period in our Core Portfolio. Included in occupied rentals as of June 30, 2022 were 185 homes rented through our ECHO JV.

Rental operations revenues were $2.1 million or 9.6% lower during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in the number of occupied rentals.

Management's Discussion and Analysis (continued)

Other Income and Expenses
The following table summarizes other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(101,966)	$(100,190)	$(1,776)	(1.8)%
Interest income	4,347	3,481	866	24.9%
Income from other investments, net	4,564	4,521	43	1.0%
General and administrative	(28,268)	(23,750)	(4,518)	(19.0)%
Other expenses	(2,849)	(5,251)	2,402	45.7%
Early debt retirement	—	(1,156)	1,156	100.0%
Interest and related amortization	(65,710)	(55,517)	(10,193)	(18.4)%
Total other income and expenses, net	$(189,882)	$(177,862)	$(12,020)	(6.8)%

Total other income and expenses, net increased $12.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher interest and related amortization expense as a result of an increase in interest rates and general and administrative expense as a result of accelerated vesting of stock-based compensation expense.
Casualty-related charges/(recoveries), net
During the six months ended June 30, 2023, we recorded $10.3 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue of $10.3 million related to Hurricane Ian.
Loss on sale of real estate and impairment, net
During the six months ended June 30, 2023, we recorded an impairment charge of approximately $2.6 million related to flooding events at certain California properties.

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
As of June 30, 2023, we had available liquidity in the form of approximately 413.7 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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

Management's Discussion and Analysis (continued)

We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. See Part I. Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details. As of June 30, 2023, the Company has no remaining LIBOR based borrowings.
In May 2023, we locked rate on a $375.0 million secured financing at a weighted average interest rate of 5.05% with a weighted average term to maturity of 7.5 years. We expect to close in the third quarter of 2023.
In June 2023, we closed on a secured financing transaction generating gross proceeds of $89.0 million (the “June 2023 financing”). The loan represents an incremental borrowing from an existing secured facility, has a fixed interest rate of 5.04% per annum and matures in 10 years.
In July 2023, we repaid all debt scheduled to mature in 2023 and 2024 with proceeds from the June 2023 financing and our unsecured line of credit. In July 2023, we also closed on an $80.0 million tranche of the $375.0 million secured financing, and we expect to close on the remaining $295.0 million in the third quarter of 2023.
In connection with our $300 million Term Loan, we entered into a Swap Agreement (the “2021 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. During the six months ended June 30, 2023, in connection with the amendment to the Credit Agreement, we replaced the LIBOR benchmarked swap with a SOFR benchmarked swap. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We previously entered into a $200.0 million senior unsecured term loan agreement. In connection with our $200 million Term Loan, in April 2023, we entered into a Swap Agreement (the “2023 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of June 30, 2023, our LOC had a borrowing capacity of $295.0 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities.
The following table summarizes our cash flows activity:

	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Net cash provided by operating activities (1)	$266,826	$303,765
Net cash used in investing activities (1)	(153,606)	(251,352)
Net cash used in financing activities	(107,460)	(133,385)
Net increase (decrease) in cash and restricted cash	$5,760	$(80,972)
______________________
(1)See Part I. Item 1. Note 2 – Significant Accounting Policies (e) Prior Period Correction for additional information.
Operating Activities
Net cash provided by operating activities decreased $36.9 million to $266.8 million for the six months ended June 30, 2023 from $303.8 million for the six months ended June 30, 2022. The decrease in net cash provided by operating activities was primarily due to a net increase in manufactured homes and the net change in other assets, net and accounts payable and other liabilities.
The following table summarizes our purchase and sale activity of manufactured homes:

	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Purchase of manufactured homes	$66,562	$50,698
Sale of manufactured homes	(36,160)	(48,562)
Net increase in manufactured homes	$30,402	$2,136

Management's Discussion and Analysis (continued)

Investing Activities
Net cash used in investing activities decreased $97.7 million to $153.6 million for the six months ended June 30, 2023 from $251.4 million for the six months ended June 30, 2022. The decrease was due to a decrease in spending on acquisitions of $102.7 million and a decrease in investments in unconsolidated joint ventures of $9.0 million, partially offset by an increase in capital improvement spending of $18.7 million.
Capital Improvements
The following table summarizes capital improvements:

	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Asset preservation (1)	$24,995	$20,073
Improvements and renovations(2)	19,691	18,034
Property upgrades and development	83,509	70,263
Site development (3)	20,176	10,657
Total property improvements	148,371	119,027
Corporate	631	11,310
Total capital improvements	$149,002	$130,337
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes capital expenditures to improve the infrastructure required to set manufactured homes.
Financing Activities
Net cash used in financing activities decreased $25.9 million to $107.5 million for the six months ended June 30, 2023 from $133.4 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease in net debt repayments of approximately $67.9 million, compared to the same period in the prior year, partially offset by a decrease in proceeds from the sale of common stock under our prior at-the-market equity offering program of approximately $28.4 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2023.

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

Management's Discussion and Analysis (continued)

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 12. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: August 3, 2023	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)