Form 10-Q
period 2023-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2023-10-25
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,392,726 shares of Common Stock as of October 17, 2023.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,657	$2,084,532
Land improvements	4,307,943	4,115,439
Buildings and other depreciable property	1,228,897	1,169,590
	7,625,497	7,369,561
Accumulated depreciation	(2,401,384)	(2,258,540)
Net investment in real estate	5,224,113	5,111,021
Cash and restricted cash	59,680	22,347
Notes receivable, net	49,684	45,356
Investment in unconsolidated joint ventures	84,328	81,404
Deferred commission expense	53,180	50,441
Other assets, net	155,306	181,950
Total Assets	$5,626,291	$5,492,519

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$3,005,034	$2,693,167
Term loan, net	497,422	496,817
Unsecured line of credit	—	198,000
Accounts payable and other liabilities	189,090	175,148
Deferred membership revenue	216,021	197,743
Accrued interest payable	12,296	11,739
Rents and other customer payments received in advance and security deposits	121,930	122,318
Distributions payable	87,491	80,102
Total Liabilities	4,129,284	3,975,034
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 186,390,612 and 186,120,298 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	1,917	1,916
Paid-in capital	1,641,553	1,628,618
Distributions in excess of accumulated earnings	(232,081)	(204,248)
Accumulated other comprehensive income	15,564	19,119
Total Stockholders’ Equity	1,426,953	1,445,405
Non-controlling interests – Common OP Units	70,054	72,080
Total Equity	1,497,007	1,517,485
Total Liabilities and Equity	$5,626,291	$5,492,519

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$303,334	$289,016	$888,440	$849,411
Annual membership subscriptions	16,673	16,254	48,832	47,003
Membership upgrade sales	3,744	3,308	10,863	9,543
Other income	15,658	15,580	51,283	43,316
Gross revenues from home sales, brokered resales and ancillary services	44,795	52,547	115,841	144,937
Interest income	2,276	1,865	6,623	5,346
Income from other investments, net	2,333	2,399	6,897	6,920
Total revenues	388,813	380,969	1,128,779	1,106,476
Expenses:
Property operating and maintenance	126,846	123,181	361,543	341,480
Real estate taxes	19,017	17,734	56,165	56,373
Membership sales and marketing	5,696	5,937	16,055	15,720
Property management	19,887	19,003	58,710	55,973
Depreciation and amortization	50,968	52,547	152,934	152,737
Cost of home sales, brokered resales and ancillary services	33,471	40,224	85,880	111,894
Home selling expenses and ancillary operating expenses	7,164	7,080	21,258	21,146
General and administrative	9,895	11,086	38,163	34,834
Casualty-related charges/(recoveries), net	—	—	—	—
Other expenses	1,338	1,627	4,187	6,880
Early debt retirement	68	—	68	1,156
Interest and related amortization	33,434	29,759	99,144	85,276
Total expenses	307,784	308,178	894,107	883,469
Loss on sale of real estate and impairment, net	(949)	(3,747)	(3,581)	(3,747)
Income before equity in income of unconsolidated joint ventures	80,080	69,044	231,091	219,260
Equity in income of unconsolidated joint ventures	661	1,465	2,158	2,889
Consolidated net income	80,741	70,509	233,249	222,149

Income allocated to non-controlling interests – Common OP Units	(3,772)	(3,346)	(10,981)	(10,563)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$76,969	$67,163	$222,260	$211,578

Consolidated net income	$80,741	$70,509	$233,249	$222,149
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(1,763)	4,235	(3,555)	16,952
Consolidated comprehensive income	78,978	74,744	229,694	239,101
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,690)	(3,547)	(10,814)	(11,370)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$75,288	$71,197	$218,872	$227,723

Earnings per Common Share – Basic	$0.41	$0.36	$1.19	$1.14

Earnings per Common Share – Fully Diluted	$0.41	$0.36	$1.19	$1.14

Weighted average Common Shares outstanding – Basic	186,100	185,814	186,008	185,758
Weighted average Common Shares outstanding – Fully Diluted	195,440	195,269	195,414	195,248

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2022	$1,916	$1,628,618	$—	$(204,248)	$19,119	$72,080	$1,517,485
Exchange of Common OP Units for Common Stock	—	198	—	—	—	(198)	—
Issuance of Common Stock through employee stock purchase plan	—	363	—	—	—	—	363
Compensation expenses related to restricted stock and stock options	—	2,549	—	—	—	—	2,549
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	168	—	—	—	(168)	—
Adjustment for fair market value of swap	—	—	—	—	(3,978)	—	(3,978)
Consolidated net income	—	—	—	82,371	—	4,088	86,459
Distributions	—	—	—	(83,326)	—	(4,136)	(87,462)
Other	—	(98)	—	—	—	—	(98)
Balance as of March 31, 2023	$1,916	$1,629,866	$—	$(205,203)	$15,141	$71,666	$1,513,386
Issuance of Common Stock through employee stock purchase plan	—	504	—	—	—	—	504
Compensation expenses related to restricted stock and stock options	—	8,584	—	—	—	—	8,584
Adjustment for Common OP Unitholders in the Operating Partnership	—	(503)	—	—	—	503	—
Adjustment for fair market value of swap	—	—	—	—	2,186	—	2,186
Consolidated net income	—	—	8	62,920	—	3,121	66,049
Distributions	—	—	(8)	(83,357)	—	(4,135)	(87,500)
Other	—	(97)	—	—	—	—	(97)
Balance as of June 30, 2023	$1,916	$1,638,354	$—	$(225,640)	$17,327	$71,155	$1,503,112
Exchange of Common OP Units for Common Stock	1	812	—	—	—	(813)	—
Issuance of Common Stock through employee stock purchase plan	—	736	—	—	—	—	736
Compensation expenses related to restricted stock and stock options	—	1,799	—	—	—	—	1,799
Adjustment for Common OP Unitholders in the Operating Partnership	—	(27)	—	—	—	27	—
Adjustment for fair market value of swaps	—	—	—	—	(1,763)	—	(1,763)
Consolidated net income	—	—	—	76,969	—	3,772	80,741
Distributions	—	—	—	(83,410)	—	(4,087)	(87,497)
Other	—	(121)	—	—	—	—	(121)
Balance as of September 30, 2023	$1,917	$1,641,553	$—	$(232,081)	$15,564	$70,054	$1,497,007

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2021	$1,913	$1,593,362	$—	$(183,689)	$3,524	$71,061	$1,486,171
Exchange of Common OP Units for Common Stock	—	67	—	—	—	(67)	—
Issuance of Common Stock through employee stock purchase plan	—	513	—	—	—	—	513
Issuance of Common Stock	3	28,367	—	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	2,590	—	—	—	—	2,590
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(1,641)	—	—	—	1,641	—
Adjustment for fair market value of swap	—	—	—	—	9,924	—	9,924
Consolidated net income	—	—	—	82,906	—	4,144	87,050
Distributions	—	—	—	(76,375)	—	(3,812)	(80,187)
Other	—	(645)	—	—	—	—	(645)
Balance as of March 31, 2022	$1,916	$1,619,164	$—	$(177,158)	$13,448	$72,967	$1,530,337
Issuance of Common Stock through employee stock purchase plan	—	1,388	—	—	—	—	1,388
Compensation expenses related to restricted stock and stock options	—	2,681	—	—	—	—	2,681
Adjustment for Common OP Unitholders in the Operating Partnership	—	(303)	—	—	—	303	—
Adjustment for fair market value of swap	—	—	—	—	2,793	—	2,793
Consolidated net income	—	—	8	61,509	—	3,073	64,590
Distributions	—	—	(8)	(76,179)	—	(3,812)	(79,999)
Other	—	(54)	—	—	—	—	(54)
Balance as of June 30, 2022	$1,916	$1,622,876	$—	$(191,828)	$16,241	$72,531	$1,521,736
Exchange of Common OP Units for Common Stock	—	203	—	—	—	(203)	—
Issuance of Common Stock through employee stock purchase plan	—	458	—	—	—	—	458
Compensation expenses related to restricted stock and stock options	—	2,654	—	—	—	—	2,654
Adjustment for Common OP Unitholders in the Operating Partnership	—	(342)	—	—	—	342	—
Adjustment for fair market value of swap	—	—	—	—	4,235	—	4,235
Consolidated net income	—	—	—	67,164	—	3,346	70,510
Distributions	—	—	—	(76,305)	—	(3,801)	(80,106)
Other	—	(98)	—	—	—	—	(98)
Balance as of September 30, 2022	$1,916	$1,625,751	$—	$(200,969)	$20,476	$72,215	$1,519,389
.

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Consolidated net income	$233,249	$222,149
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	3,581	3,747
Early debt retirement	68	1,156
Depreciation and amortization	156,967	156,074
Amortization of loan costs	3,637	3,631
Debt premium amortization	(62)	(145)
Equity in income of unconsolidated joint ventures	(2,158)	(2,889)
Distributions of income from unconsolidated joint ventures	1,155	340
Proceeds from insurance claims, net	21,770	(457)
Compensation expense related to incentive plans	15,275	5,367
Revenue recognized from membership upgrade sales upfront payments	(10,863)	(9,543)
Commission expense recognized related to membership sales	3,122	2,850
Changes in assets and liabilities:
Manufactured homes, net	(31,980)	(6,972)
Notes receivable, net	(4,365)	(3,954)
Deferred commission expense	(5,861)	(5,531)
Other assets, net	(5,076)	(298)
Accounts payable and other liabilities	12,165	15,475
Deferred membership revenue	29,140	28,080
Rents and other customer payments received in advance and security deposits	(1,106)	(3,957)
Net cash provided by operating activities	418,658	405,123
Cash Flows From Investing Activities:
Real estate acquisitions, net	(9,326)	(119,255)
Investment in unconsolidated joint ventures	(6,060)	(16,022)
Distributions of capital from unconsolidated joint ventures	3,730	3,602
Proceeds from insurance claims, net	5,309	1,405
Capital improvements	(231,172)	(185,916)
Net cash used in investing activities	(237,519)	(316,186)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,604	2,359
Gross proceeds from the issuance of common stock	—	28,370
Distributions:
Common Stockholders	(242,994)	(219,854)
Common OP Unitholders	(12,069)	(10,997)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,932)	(3,449)
Principal payments and mortgage debt repayment	(148,811)	(119,608)
Mortgage notes payable financing proceeds	463,753	200,000
Term loan proceeds	—	200,000
Line of credit repayment	(605,000)	(495,016)
Line of credit proceeds	407,000	241,000
Debt issuance and defeasance costs	(5,033)	(3,826)
Other	(316)	(796)
Net cash used in financing activities	(143,806)	(181,825)
Net increase (decrease) in cash and restricted cash	37,333	(92,888)
Cash and restricted cash, beginning of period	22,347	123,398
Cash and restricted cash, end of period	$59,680	$30,510

	Nine Months Ended September 30,
	2023	2022
Supplemental Information:
Cash paid for interest, net	$97,297	$82,368
Cash paid for the purchase of manufactured homes	$90,477	$82,698

Real estate acquisitions:
Investment in real estate	$(10,057)	$(119,796)
Notes receivable, net	—	(772)
Other assets, net	13	—
Deferred membership revenue	—	315
Other liabilities	—	702
Rents and other customer payments received in advance and security deposits	718	296
Real estate acquisitions, net	$(9,326)	$(119,255)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of September 30, 2023. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of September 30, 2023 and December 31, 2022, restricted cash consisted of $21.2 million and $19.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)     Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
(d)    Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the nine months ended September 30, 2023, we recognized expenses of approximately $12.1 million related to debris removal and cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $12.1 million related to the expected insurance recovery as a result of Hurricane Ian which is included in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2023, we received insurance proceeds of approximately $48.8 million, of which $9.6 million represented business interruption recovery revenue.
(e)    Prior period correction
During the six months ended June 30, 2023, the Company identified and corrected an immaterial error related to the classification of cash outflows associated with the purchase of MHs in the Consolidated Statements of Cash Flows. Previously, the Company classified these cash outflows within investing activities in the Consolidated Statements of Cash Flows to align with the balance sheet classification. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that this error was immaterial to the Consolidated Statements of Cash Flows as presented in the Company’s previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. There was no impact to the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Changes in Equity for any periods presented. The revisions to the Consolidated Statements of Cash Flows are reflected for the nine months ended September 30, 2022, included in these financial statements, and will also be reflected in the historical periods included in the Company’s subsequent annual consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
The impact of the revisions on the line items within the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 previously filed in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is as follows (in thousands):

	Nine Months Ended September 30, 2022
Operating Activities	As Reported	Effect of Revision	As Revised
Manufactured homes	$—	(6,972)	$(6,972)
Other assets, net	$75,428	(75,726)	$(298)
Net cash provided by operating activities	$487,821	(82,698)	$405,123

Investing Activities
Capital improvements	$(268,614)	82,698	$(185,916)
Net cash used in investing activities	$(398,884)	82,698	$(316,186)

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

(amounts in thousands)	As of September 30, 2023
2023	$31,687
2024	129,794
2025	55,073
2026	24,570
2027	23,096
Thereafter	58,914
Total	$323,134

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at ten Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2032. For the quarters ended September 30, 2023 and 2022, total operating lease payments were $1.6 million and $2.7 million, respectively. For the nine months ended September 30, 2023 and 2022, total operating lease payments were $4.9 million and $8.2 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2023:

	As of September 30, 2023
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2023	$152	$1,698	$1,850
2024	675	3,407	4,082
2025	680	3,108	3,788
2026	684	2,613	3,297
2027	689	2,424	3,113
Thereafter	4,525	10,794	15,319
Total undiscounted rental payments	7,405	24,044	31,449
Less imputed interest	(1,890)	(3,397)	(5,287)
Total lease liabilities	$5,515	$20,647	$26,162

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $24.0 million and $26.2 million, respectively, as of September 30, 2023. The weighted average remaining lease term for our operating leases was nine years and the weighted average incremental borrowing rate was 3.8% at September 30, 2023.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2023	2022	2023	2022
Numerators:
Net income available for Common Stockholders – Basic	$76,969	$67,163	$222,260	$211,578
Amounts allocated to non controlling interest (dilutive securities)	3,772	3,346	10,981	10,563
Net income available for Common Stockholders – Fully Diluted	$80,741	$70,509	$233,241	$222,141
Denominators:
Weighted average Common Shares outstanding – Basic	186,100	185,814	186,008	185,758
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,235	9,288	9,246	9,295
Stock options and restricted stock	105	167	160	195
Weighted average Common Shares outstanding – Fully Diluted	195,440	195,269	195,414	195,248

Earnings per Common Share – Basic	$0.41	$0.36	$1.19	$1.14

Earnings per Common Share – Fully Diluted	$0.41	$0.36	$1.19	$1.14

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2022:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. During the nine months ended September 30, 2023 and 2022, 131,192 and 34,680 OP Units, respectively, were exchanged for an equal number of shares of Common Stock.
Note 6 – Investment in Real Estate
Acquisitions
On March 28, 2023, we completed the acquisition of Red Oak Shores Campground, a 223-site RV community located in Ocean View, New Jersey for a purchase price of $9.5 million. The acquisition was accounted for as an asset acquisition under ASC 805, Business Combinations and was funded from our unsecured line of credit.
Impairment
During the nine months ended September 30, 2023, we recorded impairment charges of approximately $3.6 million primarily related to flooding events at certain Properties in California.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7 – Investments in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands with the number of Properties shown parenthetically as of September 30, 2023 and December 31, 2022, respectively):

					Investment as of		Income/(Loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
Meadows	Various (2,2)	1,077	50%		$407	$158	$1,649	$1,850
Lakeshore	Florida (3,3)	721	(b)		3,048	2,625	487	480
Voyager	Arizona (1,1)	—	—%	(c)	—	139	694	39
ECHO JV	Various	—	50%		2,764	2,963	(199)	843
RVC	Various	1,283	80%	(d)	61,805	60,323	(297)	(323)
Mulberry Farms	Arizona	200	50%		10,560	9,902	96	—
Hiawassee KOA JV	Georgia	283	50%		5,744	5,294	(272)	—
		3,564			$84,328	$81,404	$2,158	$2,889
_____________________
(a)The percentages shown approximate our economic interest as of September 30, 2023. Our legal ownership interest may differ.
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
We received approximately $4.9 million and $3.9 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2023 and 2022, respectively. Approximately $1.4 million and $1.7 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2023 and 2022, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of September 30, 2023		As of December 31, 2022
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,116,027	$3,032,920	$2,043,412	$2,718,114

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of September 30, 2023, was approximately 3.7% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 and 114 of our Properties as of September 30, 2023 and December 31, 2022, respectively, and the gross carrying value of such Properties was approximately $3,167.2 million and $2,868.3 million, as of September 30, 2023 and December 31, 2022, respectively.
During the quarter ended June 30, 2023, we closed on a secured financing transaction generating gross proceeds of $89.0 million. The loan represents an incremental borrowing from an existing secured facility, has a fixed interest rate of 5.04% per annum and matures in ten years.
During the quarter ended September 30, 2023, we closed on three secured financing transactions generating gross proceeds of $375.0 million. The loans are secured by 20 MH and RV properties, have a weighted average fixed interest rate of 5.05% per annum and a weighted average maturity of approximately eight years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Borrowing Arrangements (continued)
During the quarter ended September 30, 2023, proceeds from the four secured financing transactions were used to repay $100.4 million of principal on three mortgage loans that were due to mature in 2023 and 2024 and the remaining outstanding balance on our unsecured line of credit (the “LOC”). The repaid mortgage loans had a weighted average fixed interest rate of 4.94% per annum and were secured by 14 MH and RV properties.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of SOFR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The $300 million Term Loan has an interest rate of SOFR plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. As of September 30, 2023, the Company has no remaining LIBOR based borrowings.
The LOC had no outstanding balance and $198.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our LOC had a remaining borrowing capacity of $500.0 million.
As of September 30, 2023, we were in compliance in all material respects with the covenants in all our borrowing arrangements.
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
In March 2021, we entered into a Swap Agreement (the “2021 Swap”) with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 8. Borrowing Arrangements). The 2021 Swap has a fixed interest rate of 0.41% per annum and matures on March 25, 2024. Based on the leverage as of September 30, 2023, our spread over SOFR was 1.40% resulting in an estimated all-in interest rate of 1.81% per annum.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of September 30, 2023, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
Our derivative financial instrument was classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2023	2022
Interest Rate Swaps	Other assets, net	$15,564	$19,119

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Derivative Instruments and Hedging (continued)
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September 30,		Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2023	2022	(amounts in thousands)	2023	2022
Interest Rate Swaps	$(9,364)	$(18,479)	Interest Expense	$(12,919)	$(1,527)
During the next twelve months, we estimate that $10.7 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2023, we had not posted any collateral related to the 2021 Swap or 2023 Swap.

Note 10 - Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Deferred revenue - upfront payments from membership upgrade sales, beginning	$185,660	$163,957
Membership upgrade sales, gross	28,041	27,771
Revenue recognized from membership upgrade sales upfront payments	(10,863)	(9,543)
Net increase in deferred revenue - upfront payments from membership grade sales	17,178	18,228
Deferred revenue - upfront payments from membership upgrade sales, ending (a)	$202,838	$182,185

Deferred commission expense, beginning	$50,441	$47,349
Deferred commission expense	5,850	5,594
Commission expense recognized	(3,122)	(2,850)
Net increase in deferred commission expense	2,728	2,744
Deferred commission expense, ending	$53,169	$50,093
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheets.

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
During the quarter ended June 30, 2023, we awarded to certain members of our Board of Directors 60,391 shares of restricted stock at a fair value of approximately $4.1 million and options to purchase 8,450 shares of common stock with an exercise price of $68.01. These are time-based awards subject to various vesting dates between October 25, 2023 and April 24, 2026.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.8 million and $2.6 million for the quarters ended September 30, 2023 and 2022, respectively, and $12.9 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense of $12.9 million for the nine months ended September 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.

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
Beginning on August 31, 2023 through October 12, 2023, certain private party plaintiffs filed several putative class actions against Datacomp Appraisal Systems, Inc. (“Datacomp”) and several owner/operators of manufactured housing communities, including ELS (the “Datacomp Litigation”), alleging that the community owner/operators used JLT Market Reports produced by Datacomp to conspire to raise manufactured home lot rents in violation of Section 1 of the Sherman Act. ELS purchased Datacomp in connection with the MHVillage/Datacomp acquisition during the year ended December 31, 2021.
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of September 30, 2023, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters and nine months ended September 30, 2023 or 2022.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2023 and 2022:
Quarter Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$351,243	$32,961	$384,204
Operations expenses	(183,579)	(28,502)	(212,081)
Income from segment operations	167,664	4,459	172,123
Interest income	1,637	631	2,268
Depreciation and amortization	(48,242)	(2,726)	(50,968)
Loss on sale of real estate and impairment, net	(949)	—	(949)
Income from operations	$120,110	$2,364	$122,474
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,333
General and administrative			(9,895)
Other expenses			(1,338)
Interest and related amortization			(33,434)
Equity in income of unconsolidated joint ventures			661
Early debt retirement			(68)
Consolidated net income			$80,741

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements	$79,750	$2,420	$82,170

Quarter Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$338,208	$38,497	$376,705
Operations expenses	(179,775)	(33,384)	(213,159)
Income from segment operations	158,433	5,113	163,546
Interest income	1,441	422	1,863
Depreciation and amortization	(50,026)	(2,521)	(52,547)
Loss on sale of real estate and impairment, net	(2,289)	(1,458)	(3,747)
Income from operations	$107,559	$1,556	$109,115
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			2,399
General and administrative (1)			(11,086)
Other expenses (1)			(1,627)
Interest and related amortization			(29,759)
Equity in income of unconsolidated joint ventures			1,465
Consolidated net income			$70,509

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements	$49,553	$6,026	$55,579
______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Nine Months Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,029,609	$85,650	$1,115,259
Operations expenses	(526,052)	(73,559)	(599,611)
Income from segment operations	503,557	12,091	515,648
Interest income	4,819	1,782	6,601
Depreciation and amortization	(144,659)	(8,275)	(152,934)
Loss on sale of real estate and impairment, net	(3,581)	—	(3,581)
Income from operations	$360,136	$5,598	$365,734
Reconciliation to consolidated net income:
Corporate interest income			22
Income from other investments, net			6,897
General and administrative			(38,163)
Other expenses			(4,187)
Interest and related amortization			(99,144)
Equity in income of unconsolidated joint ventures			2,158
Early debt retirement			(68)
Consolidated net income			$233,249

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements	$208,576	$22,596	$231,172

Nine Months Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$984,535	$109,675	$1,094,210
Operations expenses	(506,739)	(95,847)	(602,586)
Income from segment operations	477,796	13,828	491,624
Interest income	4,198	1,143	5,341
Depreciation and amortization	(145,200)	(7,537)	(152,737)
Loss on sale of real estate and impairment,, net	(2,289)	(1,458)	(3,747)
Income from operations	$334,505	$5,976	$340,481
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			6,920
General and administrative (1)			(34,834)
Other expenses (1)			(6,880)
Interest and related amortization			(85,276)
Equity in income of unconsolidated joint ventures			2,889
Early debt retirement			(1,156)
Consolidated net income			$222,149

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements	$169,233	$16,683	$185,916
________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income	$299,781	$285,272	$877,310	$837,892
Annual membership subscriptions	16,673	16,254	48,832	47,003
Membership upgrade sales	3,744	3,308	10,863	9,543
Other income	15,658	15,580	51,283	43,316
Gross revenues from ancillary services	15,387	17,794	41,321	46,781
Total property operations revenues	351,243	338,208	1,029,609	984,535
Expenses:
Property operating and maintenance	125,081	121,692	357,660	337,363
Real estate taxes	19,017	17,734	56,165	56,373
Membership sales and marketing	5,696	5,937	16,055	15,720
Cost of ancillary services	8,226	9,765	20,562	24,639
Ancillary operating expenses	5,672	5,644	16,900	16,671
Property management	19,887	19,003	58,710	55,973
Total property operations expenses	183,579	179,775	526,052	506,739
Income from property operations segment	$167,664	$158,433	$503,557	$477,796

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income (1)	$3,553	$3,744	$11,130	$11,519
Gross revenue from home sales and brokered resales	29,408	34,753	74,520	98,156
Total revenues	32,961	38,497	85,650	109,675
Expenses:
Rental home operating and maintenance	1,765	1,489	3,883	4,117
Cost of home sales and brokered resales	25,245	30,459	65,318	87,255
Home selling expenses	1,492	1,436	4,358	4,475
Total expenses	28,502	33,384	73,559	95,847
Income from home sales and rentals operations segment	$4,459	$5,113	$12,091	$13,828
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of September 30, 2023, we owned or had an ownership interest in a portfolio of 450 Properties located throughout the United States and Canada containing 171,707 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within ten miles of the coastal United States.
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

Total Sites as of September 30, 2023
MH Sites	72,700
RV Sites:
Annual	35,300
Seasonal	12,500
Transient	14,900
Marina Slips	6,900
Membership (1)	25,800
Joint Ventures (2)	3,600
Total	171,700
_________________________
(1)Primarily utilized to service approximately 125,300 members. Includes approximately 6,200 Sites rented on an annual basis.
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
Results Overview
For the quarter ended September 30, 2023, net income available for Common Stockholders increased $9.8 million to $77.0 million, or $0.41 per fully diluted Common Share, compared to $67.2 million, or $0.36 per fully diluted Common Share, for the same period in 2022. For the nine months ended September 30, 2023, net income available for Common Stockholders increased $10.7 million, to $222.3 million, or $1.19, per fully diluted Common Share, compared to $211.6 million, or $1.14 per fully diluted Common Share, for the same period in 2022. Net income available for Common Stockholders for the nine months ended September 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 and an impairment charge of approximately $3.6 million recognized during the nine months ended September 30, 2023 primarily related to flooding events at certain Properties in California.
For the quarter ended September 30, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $5.3 million, or $0.02 per fully diluted Common Share, to $139.7 million, or $0.71 per fully diluted Common Share, compared to $134.4 million, or $0.69 per fully diluted Common Share, for the same period in 2022. For the nine months ended September 30, 2023, FFO available for Common Stock and OP Unit holders increased $10.2 million, or $0.05 per fully diluted Common Share, to $407.1 million, or $2.08 per fully diluted Common Share, compared to $396.9 million, or $2.03 per fully diluted Common Share for the same period in 2022.

Management's Discussion and Analysis (continued)
For the quarter ended September 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $2.9 million, or $0.01 per fully diluted Common Share, to $139.7 million, or $0.71 per fully diluted Common Share, compared to $136.8 million, or $0.70 per fully diluted Common Share, for the same period in 2022. For the nine months ended September 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $10.2 million, or $0.05 per fully diluted Common Share, to $413.7 million, or $2.12 per fully diluted Common Share, compared to $403.5 million, or $2.07 per fully diluted Common Share, for the same period in 2022.
For the quarter ended September 30, 2023, our Core Portfolio property operating revenues, excluding deferrals, increased 4.7% and property operating expenses, excluding deferrals and property management, increased 5.1%, from the same period in 2022, resulting in an increase in income from property operations, excluding deferrals and property management, of 4.4%, compared to the same period in 2022. For the nine months ended September 30, 2023, our Core Portfolio property operating revenues, excluding deferrals, increased 5.4% and property operating expenses, excluding deferrals and property management, increased 6.5% from the same period in 2022, resulting in an increase in income from property operations, excluding deferrals and property management, of 4.5% compared to the same period in 2022.
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.9%, 95.1% and 95.2% for the quarters ended September 30, 2023, December 31, 2022 and September 30, 2022, respectively. For the quarter ended September 30, 2023, our Core Portfolio occupancy increased by 42 sites, which included an increase in homeowner occupancy of 225 sites and a decrease in rental occupancy of 183 compared to June 30, 2023. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of September 30, 2023, we had 2,345 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 2.0% for the quarter ended September 30, 2023, compared to the same period in 2022 driven by an increase in Annual RV rental income, partially offset by a decline in Seasonal and Transient RV rental income. Core RV and marina base rental income from annuals represents 66.1% of total Core RV and marina base rental income and increased 8.0% for the quarter ended September 30, 2023, compared to the same period in 2022 due to a 7.8% increase in rate and 0.2% increase in occupancy. Core seasonal RV and marina base rental income decreased 8.5% for the quarter ended September 30, 2023, compared to the same period in 2022. Core transient RV and marina base rental income decreased by $2.3 million, or 7.6% for the quarter ended September 30, 2023, compared to the same period in 2022. Since September 30, 2022, we have increased our Core RV and marina annual site count by approximately 40% resulting in a reduction in the number of transient sites available for use. We also experienced local storm events across the portfolio during the quarter ended September 30, 2023, particularly in the North, Northeast and California, which impacted our transient RV and marina base rental income.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 285 new home sales during the quarter ended September 30, 2023, compared to 331 new home sales during the quarter ended September 30, 2022, a decrease of 13.9%. The decrease in new home sales during the quarter ended September 30, 2023 were primarily in the Florida and Arizona markets.
Our gross investment in real estate increased $255.9 million to $7,625.5 million as of September 30, 2023 from $7,369.6 million as of December 31, 2022, primarily due to capital improvements and an acquisition during the nine months ended September 30, 2023.

Management's Discussion and Analysis (continued)
The following chart lists the Properties acquired or sold from January 1, 2022 through September 30, 2023 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2022 (1)				169,300
Acquisition Properties:
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139
Hiawasee KOA JV	Hiawassee, Georgia	Unconsolidated JV	November 10, 2022	283
Whippoorwill Campground	Marmora, New Jersey	RV	December 20, 2022	288
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223

Expansion Site Development:
Sites added (reconfigured) in 2022				1,034
Sites added (reconfigured) in 2023				236

Ground Lease Termination:
Westwinds	San Jose, California	MH	August 31, 2022	(723)

Total Sites as of September 30, 2023 (1)				171,700
______________________
(1)Sites are approximate.

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

Management's Discussion and Analysis (continued)
Our Core Portfolio consists of our Properties owned and operated during all of 2022 and 2023. Core Portfolio income from property operations, excluding deferrals and property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023. This includes, but is not limited to, four RV communities and one membership RV community acquired during 2022 and one RV community acquired during 2023. The Non-Core Properties also include Fish Tale Marina, Fort Myers Beach, Gulf Air, Palm Harbour Marina, Pine Island, Ramblers Rest, Rancho Oso and Turtle Beach.
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of Income from Property Operations:
Net income available for Common Stockholders	$76,969	$67,163	$222,260	$211,578
Redeemable preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	3,772	3,346	10,981	10,563
Equity in income of unconsolidated joint ventures	(661)	(1,465)	(2,158)	(2,889)
Income before equity in income of unconsolidated joint ventures	80,080	69,044	231,091	219,260
Loss on sale of real estate and impairment, net (1)	949	3,747	3,581	3,747
Total other expenses, net	91,094	90,755	280,976	268,617
Gain from home sales operations and other	(4,160)	(5,243)	(8,703)	(11,897)
Income from property operations	$167,963	$158,303	$506,945	$479,727
_____________________
(1)During the nine months ended September 30, 2023, we recorded impairment charges of approximately $3.6 million primarily related to flooding events at certain Properties in California.

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$76,969	$67,163	$222,260	$211,578
Income allocated to non-controlling interests – Common OP Units	3,772	3,346	10,981	10,563
Membership upgrade sales upfront payments, deferred, net	7,044	7,777	17,178	18,228
Membership sales commissions, deferred, net	(1,178)	(1,206)	(2,728)	(2,746)
Depreciation and amortization	50,968	52,547	152,934	152,737
Depreciation on unconsolidated joint ventures	1,141	1,035	3,357	2,811
Gain on unconsolidated joint ventures	—	—	(416)	—
Loss on sale of real estate and impairment, net	949	3,747	3,581	3,747
FFO available for Common Stock and OP Unit holders	139,665	134,409	407,147	396,918
Early debt retirement	68	—	68	1,156
Transaction/pursuit costs (1)	—	302	117	3,384
Accelerated vesting of stock-based compensation (2)	—	—	6,320	—
Lease termination expenses (3)	—	2,073	90	2,073
Normalized FFO available for Common Stock and OP Unit holders	$139,733	$136,784	$413,742	$403,531
Weighted average Common Shares outstanding – Fully Diluted	195,440	195,269	195,414	195,248
_____________________
(1)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income and Comprehensive Income.
(2)Represents accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 as a result of the passing of a member of our Board of Directors.
(3)Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and administrative expense in the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2023 and September 30, 2022 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and September 30, 2022. For the comparison of our results of operations for the quarters and nine months ended September 30, 2022 and September 30, 2021 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and September 30, 2021, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on October 21, 2022.
Comparison of the Quarter Ended September 30, 2023 to the Quarter Ended September 30, 2022
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended September 30, 2023 and September 30, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$167,780	$157,037	$10,743	6.8%	$167,937	$159,045	$8,892	5.6%
Rental home income (1)	3,542	3,729	(187)	(5.0)%	3,553	3,744	(191)	(5.1)%
RV and marina base rental income (1)	106,426	104,297	2,129	2.0%	112,819	109,882	2,937	2.7%
Annual membership subscriptions	16,242	15,833	409	2.6%	16,673	16,254	419	2.6%
Membership upgrades sales current period, gross	10,375	10,204	171	1.7%	10,788	11,085	(297)	(2.7)%
Utility and other income (1)	31,350	29,582	1,768	6.0%	35,840	32,746	3,094	9.4%
Property operating revenues, excluding deferrals	335,715	320,682	15,033	4.7%	347,610	332,756	14,854	4.5%

Property operating and maintenance (1)(2)	122,469	117,640	4,829	4.1%	126,238	122,513	3,725	3.0%
Real estate taxes	18,529	16,577	1,952	11.8%	19,017	17,734	1,283	7.2%
Rental home operating and maintenance	1,762	1,483	279	18.8%	1,765	1,489	276	18.5%
Membership sales and marketing, gross	6,773	6,619	154	2.3%	6,874	7,143	(269)	(3.8)%
Property operating expenses, excluding deferrals and property management	149,533	142,319	7,214	5.1%	153,894	148,879	5,015	3.4%
Income from property operations, excluding deferrals and property management (3)	186,182	178,363	7,819	4.4%	193,716	183,877	9,839	5.4%
Property management	19,887	19,003	884	4.7%	19,887	19,003	884	4.7%
Income from property operations, excluding deferrals (3)	166,295	159,360	6,935	4.4%	173,829	164,874	8,955	5.4%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	5,866	6,571	(705)	(10.7)%	5,866	6,571	(705)	(10.7)%
Income from property operations (3)	$160,429	$152,789	$7,640	5.0%	$167,963	$158,303	$9,660	6.1%
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

Total portfolio income from property operations for the quarter ended September 30, 2023, increased $9.7 million, or 6.1%, from the quarter ended September 30, 2022, driven by an increase of $7.6 million, or 5.0%, from our Core Portfolio, and an increase of $2.0 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended September 30, 2023 increased $10.7 million, or 6.8%, from the quarter ended September 30, 2022, which reflects 7.1% growth from rate increases and a decline of 0.3% in occupancy. The average monthly base rental income per Site in our Core Portfolio increased to approximately $813 for the quarter ended September 30, 2023 from approximately $759 for the quarter ended September 30, 2022. The average occupancy for our Core Portfolio was 94.9% for the quarter ended September 30, 2023 and 95.2% for the quarter ended September 30, 2022.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$70,374	$65,181	$5,193	8.0%	$74,125	$68,008	$6,117	9.0%
Seasonal	8,035	8,779	(744)	(8.5)%	8,462	9,478	(1,016)	(10.7)%
Transient	28,017	30,337	(2,320)	(7.6)%	30,232	32,396	(2,164)	(6.7)%
RV and marina base rental income	$106,426	$104,297	$2,129	2.0%	$112,819	$109,882	$2,937	2.7%
RV and marina base rental income in our Core Portfolio for the quarter ended September 30, 2023 increased $2.1 million, or 2.0%, from the quarter ended September 30, 2022, driven by an increase in Annual RV and marina base rental income, partially offset by a decrease in Transient and Seasonal RV and marina base rental income. The increase in Annual RV and marina base rental income of 8.0% was driven by an increase in rate of 7.8%. The decrease in Transient RV and marina base rental income of 7.6% was primarily due to a decrease in Transient RV revenue as a result of a reduction in the number of Transient sites available and local storm events across the portfolio, particularly in the North, Northeast and California during the quarter ended September 30, 2023.
Utility and other income in our Core Portfolio for the quarter ended September 30, 2023 increased $1.8 million, or 6.0%, from the quarter ended September 30, 2022. The increase was primarily due to a $1.3 million and $1.0 million increase in utility income and other property income, respectively. The increase in utility income was primarily due to an increase in trash and electric income in all regions except California and sewer income in all regions except the Northeast.
Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the quarter ended September 30, 2023 increased $7.2 million, or 5.1%, from the quarter ended September 30, 2022, driven by increases in property operating and maintenance expenses of $4.8 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in insurance of $2.0 million, repair and maintenance expenses of $1.8 million and utility expenses of $1.4 million.

Management's Discussion and Analysis (continued)
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$27,684	$32,850	$(5,166)	(15.7)%
Cost of new home sales	24,068	29,380	(5,312)	(18.1)%

Gross revenues from used home sales	1,020	972	48	4.9%
Cost of used home sales	932	747	185	24.8%

Gross revenue from brokered resales and ancillary services	16,091	18,725	(2,634)	(14.1)%
Cost of brokered resales and ancillary services	8,471	10,097	(1,626)	(16.1)%

Home selling and ancillary operating expenses	7,164	7,080	84	1.2%

Home sales volumes
New home sales (1)	285	331	(46)	(13.9)%
Used home sales	84	81	3	3.7%
Brokered home resales	160	223	(63)	(28.3)%
_________________________
(1)Total new home sales volume for the quarter ended September 30, 2022 includes 21 home sales from our ECHO JV.
Gross revenues from new home sales decreased $5.2 million and Cost of new home sales decreased $5.3 million during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, primarily due to a decrease in new home sales.

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$9,406	$10,420	$(1,014)	(9.7)%
Rental home operating and maintenance expenses	1,762	1,483	279	18.8%
Depreciation on rental homes (2)	2,726	2,521	205	8.1%

Gross investment in new manufactured home rental units (3)	$249,568	$221,840	$27,728	12.5%
Gross investment in used manufactured home rental units	$12,606	$15,226	$(2,620)	(17.2)%

Net investment in new manufactured home rental units (3)	$207,303	$180,299	$27,004	15.0%
Net investment in used manufactured home rental units	$7,481	$8,657	$(1,176)	(13.6)%

Number of occupied rentals – new, end of period (4)	2,086	2,594	(508)	(19.6)%
Number of occupied rentals – used, end of period	259	355	(96)	(27.0)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.9 million and $6.7 million for the quarters ended September 30, 2023 and September 30, 2022, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV as of September 30, 2022 was $19.0 million.
(4)Occupied rentals as of the end of the period in our Core Portfolio. Included in occupied rentals as of September 30, 2022 were 165 homes rented through our ECHO JV.

Management's Discussion and Analysis (continued)
Rental operations revenues were $1.0 million or 9.7% lower during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, primarily due to a decrease in the number of occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(50,968)	$(52,547)	$1,579	3.0%
Interest income	2,276	1,865	411	22.0%
Income from other investments, net	2,333	2,399	(66)	(2.8)%
General and administrative	(9,895)	(11,086)	1,191	10.7%
Other expenses	(1,338)	(1,627)	289	17.8%
Early debt retirement	(68)	—	(68)	—%
Interest and related amortization	(33,434)	(29,759)	(3,675)	(12.3)%
Total other income and expenses, net	$(91,094)	$(90,755)	$(339)	(0.4)%

Total other income and expenses, net increased $0.3 million for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, primarily due to higher interest and related amortization expense as a result of an increase in interest rates, partially offset by decreases in depreciation and amortization and general and administrative expenses.
Casualty-related charges/(recoveries), net
During the quarter ended September 30, 2023, we recorded $1.8 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue of $1.8 million related to Hurricane Ian.

Management's Discussion and Analysis (continued)
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2023 and 2022:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$498,442	$467,233	$31,209	6.7%	$498,906	$475,070	$23,836	5.0%
Rental home income (1)	11,096	11,487	(391)	(3.4)%	11,130	11,519	(389)	(3.4)%
RV and marina base rental income (1)	311,228	301,112	10,116	3.4%	326,280	316,984	9,296	2.9%
Annual membership subscriptions	47,738	45,885	1,853	4.0%	48,832	47,003	1,829	3.9%
Membership upgrade sales current period, gross	27,305	26,445	860	3.3%	28,041	27,771	270	1.0%
Utility and other income (1)	90,062	83,457	6,605	7.9%	107,029	92,612	14,417	15.6%
Property operating revenues, excluding deferrals	985,871	935,619	50,252	5.4%	1,020,218	970,959	49,259	5.1%

Property operating and maintenance (1)(2)	351,319	328,194	23,125	7.0%	361,282	340,821	20,461	6.0%
Real estate taxes	54,403	52,025	2,378	4.6%	56,165	56,373	(208)	(0.4)%
Rental home operating and maintenance	3,879	4,094	(215)	(5.3)%	3,883	4,117	(234)	(5.7)%
Membership sales and marketing, gross	18,549	17,806	743	4.2%	18,783	18,466	317	1.7%
Property operating expenses, excluding deferrals and property management	428,150	402,119	26,031	6.5%	440,113	419,777	20,336	4.8%
Income from property operations, excluding deferrals and property management (3)	557,721	533,500	24,221	4.5%	580,105	551,182	28,923	5.2%
Property management	58,710	55,972	2,738	4.9%	58,710	55,973	2,737	4.9%
Income from property operations, excluding deferrals (3)	499,011	477,528	21,483	4.5%	521,395	495,209	26,186	5.3%
Membership upgrade sales upfront payments and membership sales commission, deferred, net	14,450	15,482	(1,032)	(6.7)%	14,450	15,482	(1,032)	(6.7)%
Income from property operations (3)	$484,561	$462,046	$22,515	4.9%	$506,945	$479,727	$27,218	5.7%
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

Total Portfolio income from property operations for the nine months ended September 30, 2023 increased $27.2 million, or 5.7%, from the same period in 2022, driven by an increase of $22.5 million, or 4.9%, from our Core Portfolio and an increase of $4.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, excluding deferrals, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses.
Property Operating Revenues
MH base rental income in our Core Portfolio for the nine months ended September 30, 2023 increased $31.2 million, or 6.7%, from the same period in 2022, which reflects 6.9% growth from rate increases and 0.2% decline in occupancy. The average monthly base rental income per Site increased to approximately $805 for the nine months ended September 30, 2023 from approximately $753 for the nine months ended September 30, 2022. The average occupancy for the Core Portfolio was 94.9% for the nine months ended September 30, 2023 compared to 95.1% for the nine months ended September 30, 2022.

Management's Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$206,440	$191,018	$15,422	8.1%	$216,163	$198,994	$17,169	8.6%
Seasonal	44,518	42,186	2,332	5.5%	45,908	45,576	332	0.7%
Transient	60,270	67,908	(7,638)	(11.2)%	64,209	72,414	(8,205)	(11.3)%
RV and marina base rental income	$311,228	$301,112	$10,116	3.4%	$326,280	$316,984	$9,296	2.9%
RV and marina base rental income in our Core Portfolio for the nine months ended September 30, 2023 increased $10.1 million, or 3.4%, from the same period in 2022 primarily due to increases in Annual and Seasonal RV and marina base rental income, partially offset by a decrease in Transient RV base rental income. The increase in Annual RV and marina base rental income of $15.4 million, or 8.1% was primarily due to the South, Northeast and West regions. The increase in Seasonal RV and marina base rental income of $2.3 million, or 5.5% was driven by increases in the South and West regions during the first quarter where we had 15.0% and 9.1% increases, respectively. Since September 30, 2022, we have increased our Core RV and marina annual site count by approximately 40% resulting in a reduction in the number of transient sites available for use. We also experienced significant weather events during the nine months ended September 30, 2023 in California, the Pacific Northwest, and the East Coast, which impacted our Transient RV and marina base rental income.
Utility and other income in our Core Portfolio for the nine months ended September 30, 2023 increased $6.6 million, or 7.9%, from the same period in 2022. The increase was primarily due to an increase in utility income and other property income of $4.7 million and $2.1 million, respectively. The increase in utility income was primarily due to increases in trash, sewer and electric income. The utility recovery rate (utility income divided by utility expenses) for 2023 and 2022 was approximately 45% and 44%, respectively.

Property Operating Expenses
Property operating expenses, excluding deferrals and property management, in our Core Portfolio for the nine months ended September 30, 2023 increased $26.0 million, or 6.5%, from the same period in 2022, driven by increases in property operating and maintenance expenses of $23.1 million. Core property operating and maintenance expenses were higher during the nine months ended September 30, 2023, compared to the same period in 2022 due to increases in utility expenses of $7.6 million, repair and maintenance expenses of $6.5 million, insurance of $5.9 million, and property payroll expenses of $2.9 million.

Management's Discussion and Analysis (continued)
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$69,036	$92,228	$(23,192)	(25.1)%
Cost of new home sales	61,542	82,726	(21,184)	(25.6)%

Gross revenues from used home sales	3,229	3,337	(108)	(3.2)%
Cost of used home sales	2,987	3,594	(607)	(16.9)%

Gross revenue from brokered resales and ancillary services	43,576	49,372	(5,796)	(11.7)%
Cost of brokered resales and ancillary services	21,351	25,574	(4,223)	(16.5)%

Home selling and ancillary operating expenses	21,258	21,146	112	0.5%

Home sales volumes
New home sales (1)	687	957	(270)	(28.2)%
Used home sales	252	250	2	0.8%
Brokered home resales	495	674	(179)	(26.6)%
_________________________
(1)Total new home sales volume for the nine months ended September 30, 2022 includes 72 home sales from our ECHO JV.
Gross revenues from new home sales decreased $23.2 million and Cost of new home sales decreased $21.2 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in new home sales.
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$29,491	$32,635	$(3,144)	(9.6)%
Rental home operating and maintenance expenses	3,879	4,094	(215)	(5.3)%
Depreciation on rental homes (2)	8,275	7,538	737	9.8%

Gross investment in new manufactured home rental units (3)	$249,568	$221,840	$27,728	12.5%
Gross investment in used manufactured home rental units	$12,606	$15,226	$(2,620)	(17.2)%

Net investment in new manufactured home rental units	$207,303	$180,299	$27,004	15.0%
Net investment in used manufactured home rental units	$7,481	$8,657	$(1,176)	(13.6)%

Number of occupied rentals – new, end of period (4)	2,086	2,594	(508)	(19.6)%
Number of occupied rentals – used, end of period	259	355	(96)	(27.0)%
______________________
(1)Rental operations revenue consists of Site rental income and home rental income in our Core Portfolio. Approximately $18.4 million and $21.1 million of Site rental income for the nine months ended September 30, 2023 and 2022, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
(3)Includes both occupied and unoccupied rental homes in our Core Portfolio. New home cost basis does not include the costs associated with our ECHO JV. Our investment in the ECHO JV as of September 30, 2022 was $19.0 million.
(4)Occupied rentals as of the end of the period in our Core Portfolio. Included in occupied rentals as of September 30, 2022 were 165 homes rented through our ECHO JV.

Management's Discussion and Analysis (continued)
Rental operations revenues were $3.1 million or 9.6% lower during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in the number of occupied rentals.
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(152,934)	$(152,737)	$(197)	(0.1)%
Interest income	6,623	5,346	1,277	23.9%
Income from other investments, net	6,897	6,920	(23)	(0.3)%
General and administrative	(38,163)	(34,834)	(3,329)	(9.6)%
Other expenses	(4,187)	(6,880)	2,693	39.1%
Early debt retirement	(68)	(1,156)	1,088	94.1%
Interest and related amortization	(99,144)	(85,276)	(13,868)	(16.3)%
Total other income and expenses, net	$(280,976)	$(268,617)	$(12,359)	(4.6)%

Total other income and expenses, net increased $12.4 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher interest and related amortization expense as a result of an increase in interest rates and higher general and administrative expense primarily as a result of accelerated vesting of stock-based compensation expense.
Casualty-related charges/(recoveries), net
During the nine months ended September 30, 2023, we recorded $12.1 million of expenses for debris removal and cleanup costs and an offsetting insurance recovery revenue of $12.1 million related to Hurricane Ian.
Loss on sale of real estate and impairment, net
During the nine months ended September 30, 2023, we recorded an impairment charge of approximately $3.6 million primarily related to flooding events at certain California properties.

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
As of September 30, 2023, we had available liquidity in the form of approximately 413.6 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.

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
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. See Part I. Item 1. Financial Statements—Note 8. Borrowing Arrangements for further details. As of September 30, 2023, the Company has no remaining LIBOR based borrowings.
In June 2023, we closed on a secured financing transaction generating gross proceeds of $89.0 million (the “June 2023 financing”). The loan represents an incremental borrowing from an existing secured facility, has a fixed interest rate of 5.04% per annum and matures in ten years.
In July and August 2023, we closed on three secured financing transactions generating gross proceeds of $375.0 million. The loans are secured by 20 MH and RV properties, have a weighted average fixed interest rate of 5.05% per annum and a weighted average maturity of approximately eight years.
During the quarter ended September 30, 2023, proceeds from the four secured financing transactions were used to repay $100.4 million of principal on three mortgage loans that were due to mature in 2023 and 2024 and the remaining outstanding balance on the LOC. The repaid mortgage loans had a weighted average fixed interest rate of 4.94% per annum and were secured by 14 MH and RV properties.
In connection with our $300 million Term Loan, we entered into a Swap Agreement (the “2021 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. During the nine months ended September 30, 2023, in connection with the amendment to the Credit Agreement, we replaced the LIBOR benchmarked swap with a SOFR benchmarked swap. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We previously entered into a $200.0 million senior unsecured term loan agreement. In connection with our $200 million Term Loan, in April 2023, we entered into a Swap Agreement (the “2023 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. See Part I. Item 1. Financial Statements—Note 9. Derivative Instruments and Hedging for further details.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of September 30, 2023, our LOC had a borrowing capacity of $500.0 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities.
The following table summarizes our cash flows activity:

	Nine Months Ended September 30,
(amounts in thousands)	2023	2022
Net cash provided by operating activities (1)	$418,658	$405,123
Net cash used in investing activities (1)	(237,519)	(316,186)
Net cash used in financing activities	(143,806)	(181,825)
Net increase (decrease) in cash and restricted cash	$37,333	$(92,888)
______________________
(1)See Part I. Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for additional information.
Operating Activities
Net cash provided by operating activities increased $13.5 million to $418.7 million for the nine months ended September 30, 2023 from $405.1 million for the nine months ended September 30, 2022. The increase in net cash provided by operating activities was primarily due to a net increase in proceeds from insurance claims and higher income from property operations, partially offset by an increase in Manufactured homes, net.

Management's Discussion and Analysis (continued)
The following table summarizes our purchase and sale activity of manufactured homes:

	Nine Months Ended September 30,
(amounts in thousands)	2023	2022
Purchase of manufactured homes	$(90,477)	$(82,698)
Sale of manufactured homes	58,497	75,726
Manufactured homes, net	$(31,980)	$(6,972)
Investing Activities
Net cash used in investing activities decreased $78.7 million to $237.5 million for the nine months ended September 30, 2023 from $316.2 million for the nine months ended September 30, 2022. The decrease was due to a decrease in spending on acquisitions of $109.9 million and a decrease in investments in unconsolidated joint ventures of $10.0 million, partially offset by an increase in capital improvement spending of $45.3 million.
Capital Improvements
The following table summarizes capital improvements:

	Nine Months Ended September 30,
(amounts in thousands)	2023	2022
Asset preservation (1)	$41,246	$32,302
Improvements and renovations(2)	29,505	26,950
Property upgrades and development (3)	132,310	97,800
Site development (4)	22,596	16,683
Total property improvements	225,657	173,735
Corporate	5,515	12,181
Total capital improvements	$231,172	$185,916
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $28.3 million of restoration and improvement capital expenditures related to Hurricane Ian for the nine months ended September 30, 2023.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities decreased $38.0 million to $143.8 million for the nine months ended September 30, 2023 from $181.8 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in net debt repayments of approximately $90.6 million compared to the same period in the prior year, partially offset by a decrease in proceeds from the sale of common stock under our prior at-the-market equity offering program of approximately $28.4 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2023.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1(a)	Equity LifeStyle Properties, Inc. Fourth Amended and Restated Bylaws, effective as of July 25, 2023
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)
The following documents are incorporated by reference.
(a)Included as an exhibit to our Report on Form 8-K dated July 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 24, 2023	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2023	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2023	By:	/s/ Valerie Henry
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)