Form 10-K/A
period 2022-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-01-22
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended Report”) amends and restates certain items noted below in the Annual Report on Form 10-K of Equity Lifestyle Properties (the “Company”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023 (the “Original Report”).

Background and Effect of Restatement

The Company received from the SEC a comment letter (“Comment Letter”) issued in the ordinary course of the SEC’s review of our disclosures. As a result of our research and consideration of a question raised in the Comment Letter, we previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023 the correction of an error, described below, related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company and the Audit Committee of the Board of Directors (the “Audit Committee”) previously concluded that this error was immaterial. Following receipt of a further Comment Letter in which the Staff of the SEC informed the Company it disagreed with the materiality conclusion, the Company and the Audit Committee, on January 19, 2024, determined that the error was material to its previously issued financial statements, as included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Prior Period Financial Statements”). During the period of time following receipt of the initial Comment Letter, the Company along with the Audit Committee has discussed with Ernst & Young LLP (“EY”), our independent registered public accounting firm, the matters described herein.

As a result of the foregoing, the Company and the Audit Committee determined that the Prior Period Financial Statements, as well as, any reports, related earnings releases, investor presentations or similar communications of the Company’s Prior Period Financial Statements should no longer be relied upon.

The Company previously classified cash outflows associated with the purchase of manufactured homes within investing activities in the Consolidated Statements of Cash Flows. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows.

There was no impact to Cash and restricted cash, the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Equity for any periods presented in the Prior Period Financial Statements, or our ability to maintain compliance with covenants contained in our debt facilities or other contractual requirements.

The Company along with the Audit Committee has discussed with EY the matters disclosed in this Amended Report.

Items Amended in this Filing

For the convenience of the reader, this Amended Report presents the Original Report in its entirety, subject to the changes described below.

The Company is filing this Amended Report in order to amend the following items (the “Amended Items”) of the Original Report:

•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion & Analysis, including our Non-GAAP financial measures definitions, calculations and reconciliations (for further information see Items 2.02 and 9.01 on the Company’s Form 8-K filed on January 22, 2024)
•Part II, Item 8. Financial Statements and Supplementary Data, including the Reports of Independent Registered Public
Accounting Firm, the Consolidated Statements of Cash Flows, Financial Statements and Supplementary Data, Note 3.
Restatement of Previously Issued Consolidated Financial Statements and Note 18. Reportable Segments and Schedule
III Real Estate and Accumulated Depreciation
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes. Pursuant to the rules of the SEC, the exhibit list included in Part IV, Item 15. Exhibits, Financial Statement Schedules of the Original Report has been amended and restated to include updates to applicable exhibits, consisting of currently-dated consents of the independent registered public accounting firm and certifications.

Except for the Amended Items, this Amended Report is presented as of the date of the Original Report and has not been updated to reflect events, results or developments that occurred or facts that became known to us subsequent to the filing of the Original Report other than the Amended Items and those associated with the restatement of our consolidated financial statements.

Control Considerations

Management has concluded as of December 31, 2022 that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were not effective due to a material weakness. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statements of Cash Flows. During the quarter ended June 30, 2023, the Company enhanced its control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively, and the material weakness was remediated as of September 30, 2023. See Part II, Item 9A. Controls and Procedures.

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
The financial results of the Operating Partnership and Subsidiaries are included in our consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K/A.
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
We have a stakeholder engagement approach that enables us to understand our stakeholders’ perceptions and concerns, encourages regular dialogue and leverages industry frameworks to communicate our ESG impacts. Further information on our sustainability strategy, which incorporates recommendations from the Task Force on Climate-related Financial Disclosures in our 2021 Sustainability Report and ESG efforts can be found on our website at https://www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this Annual Report on Form 10-K/A.
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
•Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities and loan approval is subject to more stringent underwriting criteria. See Item 1A. Risk Factors and our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K/A for more detailed information.

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
Available Information
We file reports electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also maintain a website with information about us as well as our press releases, investor presentations and filings with the SEC at http://www.equitylifestyleproperties.com, which can be accessed free of charge. We intend to post material on our website from time to time that contains material non-public information. The posting of such information is intended to comply with our disclosure requirements under Regulation Fair Disclosure. Accordingly, in addition to following our SEC filings and public conference calls, we encourage investors, the media and others interested in us to review the business and financial information we post on our website. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K/A or other documents we file with, or furnish to, the SEC. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
Investor Relations Department
Equity LifeStyle Properties, Inc.
Two North Riverside Plaza
Chicago, Illinois 60606
Phone: 1-800-247-5279
e-mail: investor_relations@equitylifestyle.com

Item 1A. Risk Factors
The following risk factors could cause our actual results to differ materially from those expressed or implied in forward-looking statements made in this Form 10-K/A and presented elsewhere by our management from time to time. These risk factors may have a material adverse effect on our business, financial condition, operating results and cash flows. Additional risks and uncertainties not presently known to us or that are currently not believed to be material may also affect our actual results.
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
Other Risk Factors Affecting Our Business
We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, our independent registered public accounting firm is required to express an opinion on our internal control over financial reporting based on their audit.

As discussed in the “Explanatory Note” above, on January 19, 2024, the Company and the Audit Committee determined that our Prior Period Financial Statements should no longer be relied upon due to an error related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. In connection with such restatement, we have concluded that there was a material weakness related to a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statement of Cash Flows. Although it is management’s view that the Company remediated the material weakness as of September 30, 2023, we can give no assurance that EY will issue an unqualified opinion on our internal control over financial reporting as of December 31, 2023. For further discussion of the material weakness identified and the remediation thereof, see Part II, Item 9A. Controls and Procedures.

We can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In the future, our internal controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements, and there is risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In either case, there could be an adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may face litigation and other risks as a result of the classification error and related material weakness in our internal control over financial reporting.

As a result of the classification error and related material weakness described in the previous risk factor and in Part II, Item 9A. Controls and Procedures, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, and contractual or other claims arising from the restatement, material weakness, and the preparation of our financial statements. As of the date of this Amended Report on Form 10-K/A, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
Property Portfolio
As of December 31, 2022, we owned or had an ownership interest in a portfolio of 449 Properties located predominantly in the United States containing 171,248 Sites. A total of 114 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 10. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues for the year ended December 31, 2022.
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

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Florida
East Coast:
Aventura Marina	Aventura	FL	Marina	15		6	6	100.0%
Hi-Lift Marina	Aventura	FL	Marina	3		211	209	100.0%
Cheron Village	Davie	FL	MH	30		202	202	99.0%
Carriage Cove	Daytona Beach	FL	MH	59		418	418	88.8%
Daytona Beach Marina	Daytona Beach	FL	Marina	5		179	151	100.0%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	97.3%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	99.3%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	147	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20		164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103		611	611	94.8%
Park City West	Fort Lauderdale	FL	MH	60		363	363	98.1%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32		245	245	97.1%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)		130	43	100.0%
Hollywood Marina	Hollywood	FL	Marina	9		190	140	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Jupiter Marina	Jupiter	FL	Marina	5		231	201	100.0%
Lake Worth Village	Lake Worth	FL	MH	117		823	823	94.9%
Lantana Marina	Lantana	FL	Marina	5		394	278	100.0%
Maralago Cay	Lantana	FL	MH	102		602	602	98.2%
South Lantana Marina	Lantana	FL	Marina	1		73	55	100.0%
Coral Cay Plantation	Margate	FL	MH	121		818	818	97.6%
Lakewood Village	Melbourne	FL	MH	68		349	349	88.8%
Miami Everglades	Miami	FL	RV	34	9	303	46	100.0%
South Miami Marina	Miami	FL	Marina	41		254	221	100.0%
Okeechobee RV Resort	Okeechobee	FL	RV	110		740	279	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43		301	301	88.4%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	137	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12		133	113	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55		378	378	96.6%
Breezy Hill	Pompano Beach	FL	RV	52		762	330	100.0%
Hidden Harbour Marina	Pompano Beach	FL	Marina	4		357	250	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15		148	16	100.0%
Inlet Harbor Marina	Ponce Inlet	FL	Marina	10		295	221	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64		433	433	85.0%
Pickwick Village	Port Orange	FL	MH	84		441	441	97.1%
Rose Bay	Port Orange	FL	RV	21	2	303	201	100.0%
Palm Lake	Riviera Beach	FL	MH	154		916	916	68.9%
Riviera Beach Marina	Riviera Beach	FL	Marina	6		326	283	100.0%
Indian Oaks	Rockledge	FL	MH	38		208	208	100.0%
Space Coast	Rockledge	FL	RV	24		270	189	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15		438	323	100.0%
Riverwatch Marina	Stuart	FL	Marina	8		306	193	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125		644	644	96.6%
Heritage Plantation	Vero Beach	FL	MH	64		437	437	90.6%
Heron Cay	Vero Beach	FL	MH	130		588	588	93.2%
Holiday Village, Florida	Vero Beach	FL	MH	18		128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	30	6	300	146	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26		160	74	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64		285	285	91.9%
Village Green	Vero Beach	FL	MH	178	16	782	782	91.3%
Palm Beach Colony	West Palm Beach	FL	MH	48		284	284	99.6%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	20	845	845	93.7%
Clover Leaf Forest	Brooksville	FL	RV	30		277	139	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288		1,255	567	100.0%
Lake Magic	Clermont	FL	RV	69		471	164	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Orange Lake	Clermont	FL	MH	38		242	242	97.9%
Orlando	Clermont	FL	RV	270		1,107	267	100.0%
Haselton Village	Eustis	FL	MH	52		291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120		950	390	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39		241	241	98.8%
Grand Island Resort	Grand Island	FL	MH	35		362	362	79.3%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.3%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	176	100.0%
Tropical Palms	Kissimmee	FL	RV	59		592	192	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31		201	201	99.5%
Beacon Terrace	Lakeland	FL	MH	61		297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18		107	107	97.2%
Lakeland Harbor	Lakeland	FL	MH	65		504	504	99.6%
Lakeland Junction	Lakeland	FL	MH	23		193	193	100.0%
Coachwood Colony	Leesburg	FL	MH	29		201	201	89.6%
Mid-Florida Lakes	Leesburg	FL	MH	290		1,225	1,225	90.2%
Southernaire	Mt. Dora	FL	MH	14		114	114	90.4%
Foxwood Farms	Ocala	FL	MH	56		365	365	87.1%
Oak Bend	Ocala	FL	MH	62		342	342	74.3%
Villas at Spanish Oaks	Ocala	FL	MH	69		454	454	85.9%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	99.6%
Hidden Valley	Orlando	FL	MH	50		303	303	99.0%
Starlight Ranch	Orlando	FL	MH	130		783	783	98.0%
Covington Estates	Saint Cloud	FL	MH	59		241	241	100.0%
Parkwood Communities	Wildwood	FL	MH	121		694	694	98.4%
Three Flags	Wildwood	FL	RV	23		221	55	100.0%
Winter Garden	Winter Garden	FL	RV	27		350	156	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV Resort	Arcadia	FL	RV	499	208	548	233	100.0%
Toby's RV Resort	Arcadia	FL	RV	44		379	290	100.0%
Sunshine Key	Big Pine Key	FL	RV	54		409	39	100.0%
Windmill Manor	Bradenton	FL	MH	49		292	292	99.3%
Winter Quarters Manatee	Bradenton	FL	RV	42		415	222	100.0%
Resort at Tranquility Lake	Cape Coral	FL	RV	188	60	144	—	—%
Cape Coral Development Land (d)	Cape Coral	FL	RV	1,000	468	—	—	—%
Palm Harbour Marina	Cape Haze	FL	Marina	18		260	162	100.0%
Glen Ellen	Clearwater	FL	MH	12		106	106	94.3%
Hillcrest FL	Clearwater	FL	MH	25		276	276	95.3%
Holiday Ranch	Clearwater	FL	MH	12		150	150	94.0%
Serendipity	Clearwater	FL	MH	55		425	425	99.5%
Shady Lane Oaks	Clearwater	FL	MH	31		249	249	98.4%
Shady Lane Village	Clearwater	FL	MH	19		156	156	95.5%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Silk Oak Lodge	Clearwater	FL	MH	19		181	181	93.9%
Cortez Village Marina	Cortez	FL	Marina	4		353	319	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	85	100.0%
Lake Haven	Dunedin	FL	MH	48		379	379	98.4%
Marker 1 Marina	Dunedin	FL	Marina	11		477	371	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,404	2,404	93.0%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)		93	93	80.6%
Ridgewood Estates	Ellenton	FL	MH	77		380	380	99.7%

Fort Myers Beach	Fort Myers	FL	RV	37	6	292	96	100.0%
Fish Tale Marina	Fort Myers Beach	FL	Marina	8		296	241	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25		246	44	100.0%
Holiday Travel Park	Holiday	FL	RV	45		613	510	100.0%
Barrington Hills	Hudson	FL	RV	28		392	275	100.0%
Down Yonder	Largo	FL	MH	50		361	361	99.7%
East Bay Oaks	Largo	FL	MH	40		328	328	98.5%
Eldorado Village	Largo	FL	MH	25		227	227	99.6%
Paradise Park - Largo	Largo	FL	MH	15		108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14		160	160	93.8%
Vacation Village	Largo	FL	RV	29		293	170	100.0%
Whispering Pines - Largo	Largo	FL	MH	55		393	393	97.7%
Fiesta Key	Long Key	FL	RV	28		373	13	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27		255	200	100.0%
Country Place	New Port Richey	FL	MH	82		515	515	99.8%
Hacienda Village	New Port Richey	FL	MH	66		505	505	98.8%
Harbor View Mobile Manor	New Port Richey	FL	MH	69		471	471	99.6%
Bay Lake Estates	Nokomis	FL	MH	34		228	228	96.5%
Lake Village	Nokomis	FL	MH	105	40	391	391	96.7%
Royal Coachman	Nokomis	FL	RV	111	2	546	505	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	39	971	971	95.4%
Island Vista Estates	North Fort Myers	FL	MH	121		616	616	85.7%
Lake Fairways	North Fort Myers	FL	MH	259		896	896	99.7%
Pine Lakes	North Fort Myers	FL	MH	397	61	602	602	100.0%
Pioneer Village	North Fort Myers	FL	RV	90		733	415	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16		241	160	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	449	449	99.8%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69		491	491	90.2%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836		459	382	100.0%
Terra Ceia	Palmetto	FL	RV	50	32	203	149	100.0%
Arbors at Countrywood	Plant City	FL	MH	(f)		62	62	59.7%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	96.9%
Meadows at Countrywood	Plant City	FL	MH	140		737	737	99.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Oaks at Countrywood	Plant City	FL	MH	44		168	168	100.0%
Harbor Lakes	Port Charlotte	FL	RV	80		528	383	100.0%
Emerald Lake	Punta Gorda	FL	MH	28		201	201	99.0%
Gulf View	Punta Gorda	FL	RV	78		206	94	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	98.6%
Kingswood	Riverview	FL	MH	52		229	229	100.0%
Winds of St. Armands North	Sarasota	FL	MH	74		471	471	99.6%
Winds of St. Armands South	Sarasota	FL	MH	90	4	360	360	90.8%
Topics RV Resort	Spring Hill	FL	RV	35		230	167	100.0%
Pine Island	St. James City	FL	RV	31		363	84	100.0%
Carefree Village	Tampa	FL	MH	58		398	398	98.0%
Tarpon Glen	Tarpon Springs	FL	MH	24		168	168	99.4%
Featherock	Valrico	FL	MH	84		521	521	99.6%
Bay Indies	Venice	FL	MH	210		1,309	1,309	96.9%
Ramblers Rest RV Resort	Venice	FL	RV	117		647	353	100.0%
Peace River	Wauchula	FL	RV	72		454	36	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147		518	518	77.4%
Forest Lake Estates MH	Zephyrhills	FL	MH	191	67	929	929	97.6%
Forest Lake Village RV	Zephyrhills	FL	RV	42		274	177	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14		133	133	82.7%
Other	Multiple	FL	MH	7		133	133	22.6%
Total Florida Market				13,308	1,290	64,039	52,737	95.1%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54		310	310	99.7%
Colony Park	Ceres	CA	MH	20		186	186	100.0%
Russian River	Cloverdale	CA	RV	41		135	5	100.0%
Snowflower (g)	Emigrant Gap	CA	RV	612		268	—	—%
Four Seasons	Fresno	CA	MH	40		242	242	97.5%
Yosemite Lakes (g)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (e) (g)	Lake Tahoe	CA	RV	86		413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa Resort	Lotus	CA	RV	22		170	3	100.0%
Turtle Beach	Manteca	CA	RV	39		79	23	100.0%
Marina Dunes RV Resort (g)	Marina	CA	RV	6		96	—	—%
Coralwood (e)	Modesto	CA	MH	22		194	194	100.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	10	100.0%
Oceanside RV Resort (c) (g)	Oceanside	CA	RV	8		139	—	—%
Lake of the Springs	Oregon House	CA	RV	954	507	541	48	100.0%
Concord Cascade	Pacheco	CA	MH	31		283	283	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
San Francisco RV (g)	Pacifica	CA	RV	12		122	—	—%
Quail Meadows	Riverbank	CA	MH	20		146	146	100.0%
California Hawaiian	San Jose	CA	MH	50		418	418	100.0%
Sunshadow	San Jose	CA	MH	30		121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30		271	271	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100		300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30		198	198	100.0%
Santa Cruz Ranch (g)	Scotts Valley	CA	RV	7		106	—	—%
Royal Oaks	Visalia	CA	MH	20		149	149	94.0%
Pilot Knob RV Resort (c) (g)	Winterhaven	CA	RV	23		247	0	—%

Southern California:
Soledad Canyon	Acton	CA	RV	273		1,251	2	100.0%
Los Ranchos	Apple Valley	CA	MH	30		389	389	97.9%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.9%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)		140	29	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	23	100.0%
Rancho Mesa	El Cajon	CA	MH	20		158	158	99.4%
Rancho Valley	El Cajon	CA	MH	19		140	140	99.3%
Royal Holiday	Hemet	CA	MH	22		198	198	76.8%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191		287	51	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	73	100.0%
Wilderness Lakes	Menifee	CA	RV	73		529	52	100.0%
Morgan Hill	Morgan Hill	CA	RV	69	6	339	1	100.0%
Pacific Dunes Ranch (g)	Oceana	CA	RV	48		215	—	—%
San Benito	Paicines	CA	RV	199	23	523	19	100.0%
Palm Springs	Palm Desert	CA	RV	35		401	18	100.0%
Las Palmas Estates	Rialto	CA	MH	18		136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19		166	166	100.0%
Rancho Oso	Santa Barbara	CA	RV	310	40	187	19	100.0%
Meadowbrook	Santee	CA	MH	43		338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32		270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	99.7%
Total California Market				4,973	717	13,440	6,348	98.8%

Arizona:
Apache East	Apache Junction	AZ	MH	17		123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53		560	298	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%
Dolce Vita	Apache Junction	AZ	MH	132	40	480	480	90.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Golden Sun RV	Apache Junction	AZ	RV	33		329	214	100.0%
Meridian RV Resort	Apache Junction	AZ	RV	15		264	75	100.0%
Valley Vista	Benson	AZ	RV	6		145	9	100.0%
Casita Verde	Casa Grande	AZ	RV	14		192	91	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77		767	564	100.0%
Foothills West	Casa Grande	AZ	RV	16		188	123	100.0%
Sunshine Valley	Chandler	AZ	MH	55		381	381	100.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	130	100.0%
Casa del Sol East II	Glendale	AZ	MH	29		239	239	97.5%
Casa del Sol East III	Glendale	AZ	MH	28		236	236	97.9%
Palm Shadows	Glendale	AZ	MH	33		293	293	92.5%
Hacienda De Valencia	Mesa	AZ	MH	51		363	363	99.2%
Mesa Spirit	Mesa	AZ	RV	90		1,600	833	100.0%
Monte Vista Resort	Mesa	AZ	RV	142		1,345	920	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	99.3%
The Highlands at Brentwood	Mesa	AZ	MH	45		268	268	100.0%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332		2,414	1,989	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%
Casa del Sol West	Peoria	AZ	MH	31		245	245	97.1%
Carefree Manor	Phoenix	AZ	MH	16		130	130	96.9%
Central Park	Phoenix	AZ	MH	37		293	293	97.3%
Desert Skies	Phoenix	AZ	MH	24		166	166	98.8%
Sunrise Heights	Phoenix	AZ	MH	28		199	199	96.5%
Whispering Palms	Phoenix	AZ	MH	15		116	116	97.4%
Desert Vista (g)	Salome	AZ	RV	10		125	—	—%
Sedona Shadows	Sedona	AZ	MH	48		210	210	93.8%
Venture In	Show Low	AZ	RV	26		389	274	100.0%
Paradise	Sun City	AZ	RV	80		950	775	100.0%
The Meadows AZ	Tempe	AZ	MH	60		390	390	98.2%
Fairview Manor	Tucson	AZ	MH	28		235	235	96.2%
Voyager RV Resort	Tucson	AZ	RV	35		1,801	1,086	100.0%
Voyager Land	Tucson	AZ	RV	64	41	—	—	—%
Westpark	Wickenburg	AZ	MH	48		273	273	86.4%
Araby Acres	Yuma	AZ	RV	25	3	337	259	100.0%
Cactus Gardens	Yuma	AZ	RV	43		430	227	100.0%
Capri	Yuma	AZ	RV	20		303	147	100.0%
Desert Paradise	Yuma	AZ	RV	26		260	89	100.0%
Foothill Village	Yuma	AZ	RV	18		180	23	100.0%
Mesa Verde RV	Yuma	AZ	RV	28		345	262	100.0%
Suni Sands	Yuma	AZ	RV	34		336	143	100.0%
Total Arizona Market				2,307	274	19,121	13,978	98.6%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22

Colorado:
Hillcrest Village CO	Aurora	CO	MH	72		602	602	99.5%
Cimarron Village	Broomfield	CO	MH	50		327	327	99.7%
Holiday Village CO	Colorado Springs	CO	MH	38		240	240	96.3%
Bear Creek Village	Denver	CO	MH	12		121	121	97.5%
Holiday Hills Village	Denver	CO	MH	99		736	736	97.4%
Golden Terrace	Golden	CO	MH	32		263	263	98.9%
Golden Terrace South	Golden	CO	MH	15		80	80	100.0%
Golden Terrace South RV (g)	Golden	CO	RV	(f)		80	—	—%
Golden Terrace West	Golden	CO	MH	39		311	311	100.0%
Blue Mesa Recreational Ranch (c) (g)	Gunnison	CO	RV	—		385	—	—%
Pueblo Grande	Pueblo	CO	MH	33		250	250	97.6%
Woodland Hills	Thornton	CO	MH	55		434	434	99.1%
Total Colorado Market				445	—	3,829	3,364	98.6%

Northeast:
Stonegate Manor	North Windham	CT	MH	114		372	372	90.9%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.5%
McNicol Place	Lewes	DE	MH	25		93	93	98.9%
Whispering Pines	Lewes	DE	MH	67	2	393	393	100.0%
Mariner's Cove	Millsboro	DE	MH	101		374	374	99.2%
Sweetbriar	Millsboro	DE	MH	38		146	146	95.2%
Aspen Meadows	Rehoboth Beach	DE	MH	46		200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61		301	301	99.3%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	74	100.0%
Hillcrest MA	Rockland	MA	MH	19		79	79	91.1%
The Glen	Rockland	MA	MH	24		36	36	97.2%
Old Chatham	South Dennis	MA	RV	47		312	269	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	96	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	97.6%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121		803	803	100.0%
Mt. Desert Narrows	Bar Harbor	ME	RV	90	12	206	—	—%
Patten Pond	Ellsworth	ME	RV	81	60	137	18	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58		550	438	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	18	100.0%
Moody Beach	Wells	ME	RV	48		274	114	100.0%
Sandy Beach	Contoocook	NH	RV	40		190	119	100.0%
Pine Acres	Raymond	NH	RV	100		421	272	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	234	100.0%
King Nummy	Cape May Court House	NJ	RV	83		313	255	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Acorn Campground	Green Creek	NJ	RV	160	43	323	245	100.0%
Whippoorwill RV (c)	Marmora	NJ	RV	39		288	231	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18		168	99	100.0%
Echo Farms	Ocean View	NJ	RV	31		245	218	100.0%
Lake and Shore	Ocean View	NJ	RV	162		401	287	100.0%
Pine Haven	Ocean View	NJ	RV	97		629	569	100.0%
Chestnut Lake	Port Republic	NJ	RV	32		185	48	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	327	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188		1,035	1,035	90.0%
Rondout Valley	Accord	NY	RV	184	94	398	110	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	400	100.0%
Lake George Escape	Lake George	NY	RV	178		576	151	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,237	1,237	96.1%
Greenwood Village	Manorville	NY	MH	79		512	512	99.6%
Brennan Beach	Pulaski	NY	RV	201		1,377	1,260	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151		151	108	100.0%
Greenbriar Village	Bath	PA	MH	63		319	319	96.6%
Sun Valley	Bowmansville	PA	RV	86	3	265	217	100.0%
Green Acres	Breinigsville	PA	MH	149		595	595	95.0%
Gettysburg Farm	Dover	PA	RV	124	62	265	91	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93		323	98	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65		327	139	100.0%
Drummer Boy	Gettysburg	PA	RV	89		465	249	100.0%
Round Top	Gettysburg	PA	RV	52		391	237	100.0%
Circle M	Lancaster	PA	RV	103	7	426	103	100.0%
Hershey	Lebanon	PA	RV	196	20	297	69	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	149	100.0%
PA Dutch County	Manheim	PA	RV	102	60	269	106	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	159	100.0%
Lil Wolf	Orefield	PA	MH	56		269	269	96.3%
Scotrun	Scotrun	PA	RV	63	6	178	108	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	214	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	92.0%
Timber Creek	Westerly	RI	RV	108		364	364	100.0%
Total Northeast Market				5,558	813	21,683	16,274	98.2%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	101	100.0%
Dale Hollow State Park Marina	Burkesville	KY	Marina	33		198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	31	100.0%
Forest Lake	Advance	NC	RV	306	20	394	209	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Scenic	Asheville	NC	MH	28	2	194	194	100.0%
Boathouse Marina	Beaufort	NC	Marina	9		547	378	100.0%
Waterway RV	Cedar Point	NC	RV	27		336	336	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	397	100.0%
Holiday Trav-L-Park Resort (c)	Emerald Isle	NC	RV	23		299	134	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	7	230	212	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	167	100.0%
Lake Gaston	Littleton	NC	RV	69		235	202	100.0%
Lake Myers RV	Mocksville	NC	RV	74		425	253	100.0%
Bogue Pines	Newport	NC	MH	50		150	150	98.0%
Goose Creek	Newport	NC	RV	92		735	695	100.0%
Whispering Pines - NC	Newport	NC	RV	34		278	176	100.0%
Harbor Point	Sneads Ferry	NC	RV	46		203	128	100.0%
White Oak Shores	Stella	NC	RV	220	51	511	436	100.0%
White Oak Shores	Stella	NC	Marina	—		56	23	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	72	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35		172	172	100.0%
Myrtle Beach Property (h)	Myrtle Beach	SC	RV	80		813	—	—%
Rivers Edge Marina	North Charleston	SC	Marina	4		503	458	100.0%
The Oaks	Yemassee	SC	RV	10		93	23	100.0%
Natchez Trace	Hohenwald	TN	RV	672	339	537	236	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	8	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82		499	499	99.6%
Harbor View	Colonial Beach	VA	RV	69		146	51	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	72	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	147	100.0%
Bayport Development (d)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863		233	13	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	602	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	786	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	89	100.0%
Regency Lakes	Winchester	VA	MH	165		523	523	98.9%
Total Southeast Market				6,828	1,608	12,991	8,171	99.9%

Midwest Market:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	77	812	471	100.0%
Pheasant Lake Estates	Beecher	IL	MH	238	190	613	613	94.6%
Pine Country	Belvidere	IL	RV	131	10	185	167	100.0%
Willow Lake Estates	Elgin	IL	MH	111		616	616	90.6%
Golf Vista Estates	Monee	IL	MH	144		497	497	82.7%
Indian Lakes	Batesville	IN	RV	545	82	1,212	733	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Horseshoe Lakes	Clinton	IN	RV	289	66	123	96	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	322	100.0%
Lakeside RV	New Carlisle	IN	RV	13		89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	64	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	130	100.0%
Cedar Knolls	Apple Valley	MN	MH	93		457	457	95.8%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	87.9%
Rockford Riverview Estates	Rockford	MN	MH	88		428	428	97.2%
Rosemount Woods	Rosemount	MN	MH	50		221	221	81.4%
Buena Vista	Fargo	ND	MH	76		399	399	69.2%
Meadow Park	Fargo	ND	MH	17		116	116	64.7%
Kenisee Lake	Jefferson	OH	RV	143	50	119	77	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	121	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	86.1%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	115	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	29	219	138	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	342	100.0%
Lakeland	Milton	WI	RV	107	5	682	428	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95		344	344	92.2%
Plymouth Rock	Plymouth	WI	RV	133	40	610	412	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125		270	190	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117		303	185	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48		284	187	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	202	100.0%
Bay Point Marina	Marblehead	OH	RV	48	9	181	181	100.0%
Bay Point Marina	Marblehead	OH	Marina	179		660	630	100.0%
Total Midwest Market				4,514	854	12,474	9,778	94.1%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12		91	91	100.0%
Maple Grove	Boise	ID	MH	38		271	271	98.5%
Shenandoah Estates	Boise	ID	MH	24		153	153	100.0%
West Meadow Estates	Boise	ID	MH	29		178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72		354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43		353	353	60.3%
Boulder Cascade	Las Vegas	NV	MH	39		299	299	88.3%
Cabana	Las Vegas	NV	MH	37		263	263	98.9%
Flamingo West	Las Vegas	NV	MH	37		258	258	99.6%
Las Vegas	Las Vegas	NV	RV	11		217	21	100.0%
Villa Borega	Las Vegas	NV	MH	40		293	293	79.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Westwood Village	Farr West	UT	MH	46		314	314	100.0%
St George (g)	Hurricane	UT	RV	26		149	—	—%
All Seasons	Salt Lake City	UT	MH	19		121	121	99.2%
Total Nevada, Utah and Idaho				473	—	3,314	2,969	91.8%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15		178	43	100.0%
Bend	Bend	OR	RV	289	116	351	27	100.0%
Shadowbrook	Clackamas	OR	MH	21		156	156	94.2%
Pacific City	Cloverdale	OR	RV	105	50	307	41	100.0%
Falcon Wood Village	Eugene	OR	MH	23		183	183	98.4%
Portland Fairview	Fairview	OR	RV	30		407	217	100.0%
Quail Hollow (e)	Fairview	OR	MH	21		137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	7	100.0%
Seaside	Seaside	OR	RV	80	7	251	44	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	18	100.0%
Mt. Hood Village	Welches	OR	RV	115		626	219	100.0%
Hope Valley RV	Turner	OR	RV	69	23	164	154	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	22	100.0%
Mount Vernon	Bow	WA	RV	311		251	29	100.0%
Chehalis	Chehalis	WA	RV	309		360	23	100.0%
Grandy Creek (g)	Concrete	WA	RV	63		179	—	—%
Tall Chief (g)	Fall City	WA	RV	71		180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50		258	258	100.0%
La Conner (e)	La Conner	WA	RV	106		319	35	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	18	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	7	100.0%
Little Diamond	Newport	WA	RV	360	30	520	1	100.0%
Oceana	Ocean City	WA	RV	16	7	84	10	100.0%
Crescent Bar	Quincy	WA	RV	14		115	12	100.0%
Long Beach	Seaview	WA	RV	17	10	144	10	100.0%
Paradise RV	Silver Creek	WA	RV	60		265	3	100.0%
Total Northwest				2,572	296	6,457	1,674	99.3%

Texas:
Alamo Palms	Alamo	TX	RV	58		643	294	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	80	100.0%
Colorado River	Columbus	TX	RV	218	22	232	25	100.0%
Victoria Palms	Donna	TX	RV	117		1,122	473	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	120	301	81	100.0%
Lakewood	Harlingen	TX	RV	30		301	99	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/22	Total Number of Annual Sites as of 12/31/22	Annual Site Occupancy as of 12/31/22
Paradise Park	Harlingen	TX	RV	60		563	263	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84		1,027	357	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	197	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	39	100.0%
Paradise South	Mercedes	TX	RV	49		493	182	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	55	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	613	100.0%
Country Sunshine	Weslaco	TX	RV	37		390	153	100.0%
Leisure World	Weslaco	TX	RV	38		333	170	100.0%
Southern Comfort	Weslaco	TX	RV	40		403	317	100.0%
Trails End RV	Weslaco	TX	RV	43		362	236	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	27	100.0%
Lake Conroe	Willis	TX	RV	129		705	298	100.0%
Lake Conroe RV Resort (g)	Montgomery	TX	RV	130		261	—	—%
Total Texas				2,859	701	10,336	3,959	100.0%
Grand Total All Markets				43,837	6,553	167,684	119,252	96.6%
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
(e)Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 4. Leases).
(f)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.
(g)Property did not have annual Sites for 2022.
(h)RV community operated by a tenant pursuant to an existing ground lease (See Item 8. Financial Statements and Supplementary Data—Note 7. Investment in Real Estate).

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 17. Commitments and Contingencies in this Form 10-K/A.

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
In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. The Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations. As such, there can be no assurance that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. See Item 1A. Risk Factors in this Form 10-K/A for a description of factors that may affect our ability to distribute dividends.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in this Annual Report on Form 10-K/A.
Certain items within this Management’s Discussion and Analysis have been updated as a result of the amendment and restatement of this Annual Report on Form 10-K/A, as described in further detail in the “Explanatory Note.” For further detail regarding the restatement, also see Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously
Issued Consolidated Financial Statements and Item 9A. Controls and Procedures.
2022 Accomplishments
We continued our strong performance in 2022, as marked by these key operational and financial accomplishments:
•Net income available for Common Stockholders was $1.53 per fully diluted share, for the year ended December 31, 2022, 7.0% higher than the year ended December 31, 2021.
•Normalized FFO per Common Share on a fully diluted basis was $2.63 for the year ended December 31, 2022, 8.1% higher than the year ended December 31, 2021.
•Core portfolio generated growth of 6.1% in income from property operations, excluding property management, for the year ended December 31, 2022, compared to the year ended December 31, 2021.
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

Management's Discussion and Analysis (continued)
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
____________________________________
(1)Primarily utilized to service the approximately 128,400 members. Includes approximately 6,400 Sites rented on an annual basis.
(2)Includes approximately 2,000 annual Sites and 1,600 transient Sites.

Management's Discussion and Analysis (continued)
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
In addition to net income computed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we assess and measure our overall financial and operating performance using certain Non-GAAP supplemental measures, which include: (i) FFO, (ii) Normalized FFO, (iii) Income from property operations, (iv) Income from property operations, excluding property management, and (v) Core Portfolio income from property operations, excluding property management (operating results for Properties owned and operated in both periods under comparison). We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Definitions and reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.
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

Management's Discussion and Analysis (continued)
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
Results Overview
For the year ended December 31, 2022, net income available for Common Stockholders increased $22.1 million, or $0.10 per fully diluted Common Share, to $284.6 million, or $1.53 per fully diluted Common Share, compared to $262.5 million, or $1.43 per fully diluted Common Share, for the same period in 2021. For the year ended December 31, 2022, FFO available for Common Stock and OP Unit holders increased $39.5 million,or $0.18 per fully diluted Common Share, to $505.1 million, or $2.59 per fully diluted Common Share, compared to $465.6 million, or $2.41 per fully diluted Common Share, for the same period in 2021. For the year ended December 31, 2022, Normalized FFO available for Common Stock and OP Unit holders increased $44.1 million, or $0.20 per fully diluted Common Share, to $513.1 million, or $2.63 per fully diluted Common Share, compared to $469.0 million, or $2.43 per fully diluted Common Share, for the same period in 2021.
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
For the year ended December 31, 2022, property operating revenues in our Core Portfolio increased 6.5% and property operating expenses in our Core Portfolio, excluding property management, increased 7.2%, from the year ended December 31, 2021, resulting in an increase in income from property operations, excluding property management, of 6.1%.
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

Management's Discussion and Analysis (continued)
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2022, was 9.1% higher than the same period in 2021 and was driven by an increase in annual and seasonal revenues. Core RV and marina base rental income from annuals represents more than 60% of total Core RV and marina base rental income and increased 8.8% for the year ended December 31, 2022 compared to the same period in 2021. Core seasonal RV and marina base rental income increased 38.6% for the year ended December 31, 2022 compared to the same period in 2021. Core transient RV and marina base rental income decreased $3.4 million or 4.3%, for the year ended December 31, 2022 compared to the same period in 2021.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the year ended December 31, 2022, annual membership subscriptions revenue increased 8.5% over the same period in 2021. During the year ended December 31, 2022, we sold 23,237 TTC memberships and activated 28,178 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2022	2021	2020	2019	2018
TTC Origination	51,415	50,523	44,129	41,484	37,528
TTC Sales	23,237	23,923	20,587	19,267	17,194
RV Dealer TTC Activations	28,178	26,600	23,542	22,217	20,334
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
____________________________________
(1)    Includes the marina slips.
(2)    Sites are approximate.
(3)    RV community operated by a tenant pursuant to an existing ground lease (See Item 8. Financial Statements and Supplementary Data — Note 7. Investment in Real Estate).
(4)    On October 14, 2021, we completed the acquisition of the remaining interest in the Voyager joint venture (See Item 8. Financial Statements and Supplementary Data — Note 7. Investment in Real Estate). The Voyager joint venture sites were previously included in the Total Sites as of January 1, 2021.
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
Non-GAAP Financial Measures
Management’s discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management’s view of the business are meaningful as they allow investors the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies and include income from property operations and Core Portfolio, FFO and Normalized FFO.
We believe investors should review Income from property operations and Core Portfolio, FFO and Normalized FFO, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. A discussion of Income from property operations and Core Portfolio, FFO, and Normalized FFO and a reconciliation to net income, are included below.
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding property management and Core Portfolio income from property operations, excluding property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding property management, represents income from property operations excluding property management expenses. Property management represents the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our properties, excluding items that are not directly related to the operation of the properties. For comparative purposes, we present bad debt expense within Property operating and maintenance in the current and prior periods.

Management's Discussion and Analysis (continued)
We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our properties.
Our Core Portfolio consists of our Properties owned and operated during all of 2021 and 2022. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2021 and 2022. This includes, but is not limited to, six properties and eleven marinas acquired during 2021, four RV communities and one membership RV community acquired during 2022 and our Westwinds MH community and an adjacent shopping center. The ground leases with respect to Westwinds and the adjacent shopping center terminated on August 31, 2022. The Non-Core properties also include Fort Myers Beach, Gulf Air, Pine Island, and Ramblers Rest.
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
We define Normalized FFO as FFO excluding non-operating income and expense items such as gains and losses from early debt extinguishment, including prepayment penalties, defeasance costs, transaction/pursuit costs, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2022, 2021 and 2020:

(amounts in thousands)	2022	2021	2020
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$284,611	$262,462	$228,268
Income allocated to non-controlling interests – Common OP Units	14,198	13,522	13,132
Depreciation and amortization	202,362	188,444	155,131
Depreciation on unconsolidated joint ventures	3,886	1,083	727
Gain on unconsolidated joint ventures	—	—	(1,229)
Loss on sale of real estate and impairment, net (1)	—	59	—
FFO available for Common Stock and OP Unit holders	505,057	465,570	396,029
Early debt retirement	1,156	2,784	10,786
Transaction/pursuit costs (2)	3,807	598	—
Lease termination expenses	3,119	—	1,446
Normalized FFO available for Common Stock and OP Unit holders	$513,139	$468,952	$408,261
Weighted average Common Shares outstanding—Fully Diluted	195,255	192,883	192,555

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
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
MH base rental income (1)	$625,989	$591,725	$34,264	5.8%	$633,958	$603,066	$30,892	5.1%
Rental home income (1)	15,198	16,672	(1,474)	(8.8)%	15,244	16,696	(1,452)	(8.7)%
RV and marina base rental income (1)	352,727	323,391	29,336	9.1%	409,615	362,818	46,797	12.9%
Annual membership subscriptions	62,502	58,122	4,380	7.5%	63,215	58,251	4,964	8.5%
Membership upgrades sales (2)	11,681	11,121	560	5.0%	12,958	11,191	1,767	15.8%
Utility and other income (1)	105,279	100,363	4,916	4.9%	120,750	108,543	12,207	11.2%
Property operating revenues	1,173,376	1,101,394	71,982	6.5%	1,255,740	1,160,565	95,175	8.2%

Property operating and maintenance (1)(3)	409,067	378,869	30,198	8.0%	442,586	401,506	41,080	10.2%
Real estate taxes	67,130	64,572	2,558	4.0%	74,145	72,671	1,474	2.0%
Rental home operating and maintenance	5,367	5,674	(307)	(5.4)%	5,393	5,727	(334)	(5.8)%
Membership sales and marketing (4)	19,684	18,619	1,065	5.7%	20,317	18,668	1,649	8.8%
Property operating expenses, excluding property management	501,248	467,734	33,514	7.2%	542,441	498,572	43,869	8.8%
Income from property operations, excluding property management (5)	672,128	633,660	38,468	6.1%	713,299	661,993	51,306	7.8%
Property management	74,083	65,975	8,108	12.3%	74,083	65,979	8,104	12.3%
Income from property operations (5)	598,045	567,685	30,360	5.3%	639,216	596,014	43,202	7.2%
____________________________________
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
(2)    Membership upgrade sales revenue is net of deferrals of $21.7 million and $25.1 million for the for the years ended December 31, 2022 and December 31, 2021, respectively.
(3)    Includes bad debt expense for all periods presented.
(4)    Membership sales and marketing expense is net of sales commission deferrals of $3.2 million and $5.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.
(5)     See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
Total portfolio income from property operations for 2022 increased $43.2 million, or 7.2%, from 2021, driven by an increase of $30.4 million, or 5.3%, from our Core Portfolio and an increase of $12.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income and RV and marina base rental income, partially offset by an increase in property operating expenses, excluding property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2021 and during the year ended December 31, 2022. The increase in income from property operations from our Non-Core Portfolio was primarily attributed to income from properties acquired throughout 2021 and 2022.

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
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for 2022 increased $33.5 million, or 7.2%, from 2021, primarily due to increases in property operating and maintenance expenses of $30.2 million and real estate taxes of $2.6 million. Property operating and maintenance expenses were higher in 2022, primarily due to increases in utility expenses of $13.3 million, property payroll expenses of $7.7 million, repair and maintenance expenses of $5.8 million and insurance and other expenses of $3.1 million.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2022	2021	Variance	% Change
Gross revenue from new home sales (1)	$116,790	$94,160	$22,630	24.0%
Cost of new home sales (1)	104,684	88,404	16,280	18.4%

Gross revenue from used home sales	4,401	4,297	104	2.4%
Cost of used home sales	4,212	5,910	(1,698)	(28.7)%

Gross revenue from brokered resales and ancillary services	58,988	54,060	4,928	9.1%
Cost of brokered resales and ancillary services	30,116	26,309	3,807	14.5%

Home selling and ancillary operating expenses	27,321	23,538	3,783	16.1%

Home sales volumes:
New home sales (2)	1,176	1,163	13	1.1%
New Home Sales Volume - ECHO JV	78	82	(4)	(4.9)%
Used home sales	337	432	(95)	(22.0)%
Brokered home resales	808	735	73	9.9%
__________________________
(1)New home sales gross revenue and costs of new home sales do not include the revenue and costs associated with our ECHO JV.
(2)Total new home sales volume includes home sales from our ECHO JV through December 22, 2022. On December 22, 2022, we completed the purchase of all homes held by the ECHO JV.
Gross revenues from new home sales increased $22.6 million and Cost of new home sales increased $16.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in the number of new homes sold and an increase in the average sales price during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2022	2021	Variance	% Change
Rental operations revenue (1)	$42,871	$48,202	$(5,331)	(11.1)%
Rental home operating and maintenance	5,367	5,674	(307)	(5.4)%
Depreciation on rental homes (2)	10,060	10,548	(488)	(4.6)%

Gross investment in new manufactured home rental units (3)	$237,816	$226,761	$11,055	4.9%
Gross investment in used manufactured home rental units	$14,685	$16,100	$(1,415)	(8.8)%

Net investment in new manufactured home rental units	$196,053	$184,539	$11,514	6.2%
Net investment in used manufactured home rental units	$8,210	$8,700	$(490)	(5.6)%

Number of occupied rentals – new, end of period	2,481	3,038	(557)	(18.3)%
Number of occupied rentals—used, end of period	330	424	(94)	(22.2)%
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
During the year ended December 31, 2022, we closed on a $200.0 million senior unsecured term loan (the "Unsecured Term Loan"). The maturity date is January 21, 2027. The Unsecured Term Loan bears interest at a rate of SOFR, plus approximately 1.30% to 1.80%, depending on leverage levels. We also closed on a secured refinancing transaction generating gross proceeds of $200.0 million. The loan is secured by one MH community, has a fixed interest rate of 3.36% per annum and has a maturity date of May 1, 2034. See Item 8. Financial Statements and Supplementary Data—Note 10. Borrowing Arrangements for further details.
During the year ended December 31, 2021, we closed on an amended revolving line of credit with borrowing capacity of $500.0 million and a $300.0 million term loan (“Term Loan”). The variable interest rate on the Term Loan is LIBOR plus 1.40%. Pursuant to the Swap (as defined below), we have fixed the interest rate at 1.8% per annum. See Item 8. Financial Statements and Supplementary Data—Note 10. Borrowing Arrangements for further details.
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
During the year ended December 31, 2021, we entered into a three-year LIBOR Swap Agreement (the “ Swap”) allowing us to trade the variable interest rate associated with our variable rate debt for a fixed interest rate. The Swap has a notional amount of $300.0 million of outstanding principal and fixes the underlying LIBOR rate at 0.39% per annum and matures on March 25, 2024. For additional information regarding our interest rate swap, see Item 8. Financial Statements and Supplementary Data—Note 11. Derivative Instruments and Hedging Activities.
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
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2022	2021	2020
Net cash provided by operating activities (1)	$475,814	$509,027	$417,412
Net cash used in investing activities (1)	(402,067)	(828,430)	(401,254)
Net cash (used in) provided by financing activities	(174,798)	418,741	(20,958)
Net (decrease) increase in cash and restricted cash	$(101,051)	$99,338	$(4,800)
_____________________
(1)Amounts are restated. See Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information.

Management's Discussion and Analysis (continued)

Operating Activities
Net cash provided by operating activities decreased $33.2 million to $475.8 million for the year ended December 31, 2022, from $509.0 million for the year ended December 31, 2021. The overall decrease in net cash provided by operating activities was primarily due to an increase in net purchases of manufactured homes of $27.4 million, a decrease in rents and other customer payments received in advance and security deposits of $9.1 million and payment of $4.4 million in 2022 related to the 2019 Long-Term Cash Incentive Plan Award.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the years ended December 31,
(amounts in thousands)	2022	2021	2020
Purchase of manufactured homes	$(123,522)	$(86,025)	$(49,125)
Sale of manufactured homes	96,103	81,062	38,845
Manufactured homes, net	$(27,419)	$(4,963)	$(10,280)

Investing Activities
Net cash used in investing activities decreased $426.4 million to $402.1 million for the year ended December 31, 2022, from $828.4 million for the year ended December 31, 2021. The decrease in net cash used in investing activities was primarily due to a decrease in acquisitions of $439.7 million, partially offset by an increase in capital improvements of $45.0 million.
Capital Improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2022	2021	2020
Asset preservation (1)	$46,406	$43,618	$35,409
Improvements and renovations (2)	34,121	26,887	24,580
Property upgrades and development (3)	134,318	120,209	93,139
Site development (4)(5)	22,105	10,370	10,490
Total property improvements(5)	236,950	201,084	163,618
Corporate	12,327	3,181	4,339
Total capital improvements(5)	$249,277	$204,265	$167,957
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
(4)Includes capital expenditures to improve the infrastructure required to set Manufactured homes.
(5)Amounts are restated. See Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information.
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

Management's Discussion and Analysis (continued)
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

Management's Discussion and Analysis (continued)
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

Management's Discussion and Analysis (continued)
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

Management's Discussion and Analysis (continued)

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
•the potential impact of, and our ability to remediate, material weaknesses in our internal control over financial reporting;
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
See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K/A.

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
At the time our Original Report on Form 10-K for the year ended December 31, 2022 was filed on February 21, 2023, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described in the “Report of Management on Internal Control over Financial Reporting”. In light of the material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the restated financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
Changes in Internal Control Over Financial Reporting
Other than the item noted below, there were no material changes in our internal control over financial reporting during the year ended December 31, 2022.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On February 21, 2023, we filed the Original Report on Form 10-K. At the time, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2022. In making this assessment, our management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness related to a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statements of Cash Flows.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by our independent registered public accounting firm, as stated in its report on page F-[4].

Remediation of Material Weakness

In order to remediate the material weakness, during the quarter ended June 30, 2023 we enhanced our control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statement of Cash Flows. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023.

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

PART IV
Item 15. Exhibits, Financial Statements Schedules

1.Financial Statements
    See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K/A.

2.Financial Statement Schedule
    See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K/A.

3.Exhibits:

In reviewing the agreements included as exhibits to this Form 10-K/A, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Form 10-K/A and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	January 22, 2024	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 22, 2024	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	January 22, 2024	By:	/s/ VALERIE HENRY
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2024
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 22, 2024
Paul Seavey

/s/ VALERIE HENRY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 22, 2024
Valerie Henry

/s/ THOMAS HENEGHAN	Chairman of the Board	January 22, 2024
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	January 22, 2024
Andrew Berkenfield

/s/ DERRICK BURKS	Director	January 22, 2024
Derrick Burks

/s/ PHILIP CALIAN	Director	January 22, 2024
Philip Calian

/s/ DAVID CONTIS	Director	January 22, 2024
David Contis

/s/ CONSTANCE FREEDMAN	Director	January 22, 2024
Constance Freedman

/s/ SCOTT PEPPET	Director	January 22, 2024
Scott Peppet

/s/ SHELI ROSENBERG	Director	January 22, 2024
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023, except for the effect of the material weakness described in the third paragraph as to which the date is January 22, 2024 expressed an adverse opinion thereon.
Restatement of 2022, 2021 and 2020 Financial Statements
As discussed in Note 3 to the consolidated financial statements, the 2022, 2021 and 2020 consolidated financial statements have been restated to correct a misstatement.
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
Chicago, Illinois

February 21, 2023, except for the effects of the restatement described in Note 3 to the consolidated financial statements, as to which the date is January 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness describe below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
In our report dated February 21, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230, Statement of Cash Flows, associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statements of Cash Flows and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Report of Management on Internal Control Over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes in the Consolidated Statements of Cash Flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 21, 2023, except for the effects of the restatement described in Note 3 to the consolidated financial statements, as to which the date is January 22, 2024, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is January 22, 2024

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$1,118,601	$1,032,575	$923,743
Annual membership subscriptions	63,215	58,251	53,085
Membership upgrade sales	12,958	11,191	9,677
Other income	56,144	50,298	46,008
Gross revenues from home sales, brokered resales and ancillary services	180,179	152,517	75,110
Interest income	7,430	7,016	7,154
Income from other investments, net	8,553	4,555	4,026
Total revenues	1,447,080	1,316,403	1,118,803
Expenses:
Property operating and maintenance	443,157	398,983	354,340
Real estate taxes	74,145	72,671	66,120
Membership sales and marketing	20,317	18,668	15,672
Property management	74,083	65,979	57,967
Depreciation and amortization	202,362	188,444	155,131
Cost of home sales, brokered resales and ancillary sales	139,012	120,623	59,656
Home selling expenses and ancillary operating expenses	27,321	23,538	18,500
General and administrative	44,857	39,576	39,276
Casualty-related charges/(recoveries), net	—	—	—
Other expenses	8,646	4,241	2,567
Early debt retirement	1,156	2,784	10,786
Interest and related amortization	116,562	108,718	102,771
Total expenses	1,151,618	1,044,225	882,786
Gain/(loss) on sale of real estate and impairment, net	—	(59)	—
Income before equity in income of unconsolidated joint ventures	295,462	272,119	236,017
Equity in income of unconsolidated joint ventures	3,363	3,881	5,399
Consolidated net income	298,825	276,000	241,416

Income allocated to non-controlling interests – Common OP Units	(14,198)	(13,522)	(13,132)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$284,611	$262,462	$228,268

Consolidated net income	$298,825	$276,000	$241,416
Other comprehensive income (loss):
Adjustment for fair market value of swap	15,595	3,524	380
Consolidated comprehensive income	314,420	279,524	241,796
Comprehensive income allocated to non-controlling interests – Common OP Units	(15,005)	(13,692)	(13,154)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$299,399	$265,816	$228,626

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
	As Restated	As Restated	As Restated
Cash Flows From Operating Activities:
Consolidated net income	$298,825	$276,000	$241,416
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	5,423	59	—
Early debt retirement	1,156	2,784	10,786
Depreciation and amortization	207,050	191,432	157,760
Amortization of loan costs	4,839	4,671	3,473
Debt premium amortization	(181)	(325)	(394)
Equity in income of unconsolidated joint ventures	(3,363)	(3,881)	(5,399)
Distributions of income from unconsolidated joint ventures	4,567	52	95
Proceeds from insurance claims, net	(42,001)	(875)	(1,697)
Compensation expense related to incentive plans	8,760	12,694	11,527
Revenue recognized from membership upgrade sales upfront payments	(12,958)	(11,191)	(9,675)
Commission expense recognized related to membership sales	4,101	3,779	3,673
Long-term incentive plan compensation	—	—	1,531
Changes in assets and liabilities:
Manufactured homes, net	(27,419)	(4,963)	(10,280)
Notes receivable, net	(4,647)	(4,191)	(1,166)
Deferred commission expense	(7,193)	(8,657)	(4,995)
Other assets, net	(3,645)	(27,149)	(4,797)
Accounts payable and other liabilities	5,833	30,009	3,386
Deferred membership revenue	33,946	36,935	22,954
Rents and other customer payments received in advance and security deposits	2,721	11,844	(786)
Net cash provided by operating activities	475,814	509,027	417,412
Cash Flows From Investing Activities:
Real estate acquisitions, net	(140,013)	(537,896)	(239,067)
Business acquisitions	—	(41,769)	—
Proceeds from disposition of properties, net	—	(7)	—
Investment in unconsolidated joint ventures	(26,407)	(49,695)	—
Distributions of capital from unconsolidated joint ventures	17,018	3,154	5,648
Proceeds from insurance claims, net	(3,388)	2,048	122
Capital improvements	(249,277)	(204,265)	(167,957)
Net cash used in investing activities	(402,067)	(828,430)	(401,254)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	2,743	2,224	2,027
Gross proceeds from the issuance of common stock	28,370	140,254	—
Distributions:
Common Stockholders	(296,147)	(261,748)	(242,948)
Common OP Unitholders	(14,798)	(13,953)	(13,983)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(3,449)	(2,814)	(3,962)
Principal payments and mortgage debt repayment	(135,781)	(128,738)	(468,278)
Mortgage notes payable financing proceeds	200,000	270,016	662,309
Term loan proceeds	200,000	600,000	—
Term loan repayment	—	(300,000)	—
Line of Credit repayment	(557,000)	(432,500)	(390,500)
Line of Credit proceeds	406,000	559,500	452,500
Debt issuance and defeasance costs	(3,825)	(11,233)	(17,434)
Other	(895)	(2,251)	(673)
Net cash (used in) provided by financing activities	(174,798)	418,741	(20,958)
Net (decrease) increase in cash and restricted cash	(101,051)	99,338	(4,800)
Cash and restricted cash, beginning of year	123,398	24,060	28,860
Cash and restricted cash, end of year	$22,347	$123,398	$24,060

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
	As Restated	As Restated	As Restated
Supplemental information:
Cash paid for interest, net	$111,871	$104,137	$100,686
Cash paid for the purchase of manufactured homes	$123,522	$86,025	$49,125

Real estate acquisitions:
Investment in real estate	$(141,588)	$(631,541)	$(248,100)
Notes receivable, net	(772)	—	—
Other assets, net	—	(4,443)	(153)
Debt assumed	—	39,986	6,873
Deferred membership revenue	315	—
Accounts payable and other liabilities	1,131	9,833	174
Rents and other customer payments received in advance and security deposits	901	14,265	2,139
OP Units issued	—	34,004	—
Real estate acquisitions, net	$(140,013)	$(537,896)	$(239,067)

Business acquisitions:
Intangibles	$—	$(33,250)	$—
Goodwill	—	(9,586)	—
Other assets, net	—	(933)	—
Accounts payable and other liabilities	—	2,000	—
Acquisition of business, net	$—	$(41,769)	$—

Real estate dispositions:
Investment in real estate	$—	$52	$—
Loss on sale of real estate, net	—	(59)	—
Real estate dispositions, net	$—	$(7)	$—

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
(d)     Investment in Real Estate
Investment in real estate is recorded at cost less accumulated depreciation. Direct and indirect costs related to real estate improvement projects are capitalized, including salaries and related benefits of employees who are directly responsible for and spend their time on the execution and supervision of such projects. Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items, such as streets, sidewalks or water mains. Buildings and other depreciable property include capital improvements to clubhouses, laundry facilities, maintenance storage facilities, manufactured homes and furniture, fixtures and equipment.
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
The fair market value of mortgage notes payable, the term loan and interest rate derivative are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 10. Borrowing Arrangements and Note 11. Derivative Instruments and Hedging Activities.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions as disclosed in Note 7. Investment in Real Estate.
(j)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $28.1 million and $28.9 million as of December 31, 2022 and 2021, respectively.
(k)    Allowance for Credit Losses
We account for allowance for credit losses under the current expected credit loss ("CECL") impairment model for our financial assets, including receivables from tenants, receivable for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 9. Notes Receivable, Net for definition of these terms), and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Our allowance for credit losses was as follows:

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
(n) Insurance Recoveries

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

Note 3—Restatement of Previously Issued Consolidated Financial Statements

During the quarter ended June 30, 2023, the Company identified and corrected an error related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Previously, the Company classified these cash outflows within investing activities in the Consolidated Statements of Cash Flows. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows. There was no impact to the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Changes in Equity for any periods presented. The Company is correcting this misclassification by restating its Consolidated Statements of Cash Flows through this Annual Report on Form 10-K/A.

The impact on the line items within the previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 previously filed in the Annual Report on Form 10-K for the year ended December 31, 2022 are as follows (in thousands):

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Restatement of Previously Issued Consolidated Financial Statements (continued)

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
Operating Activities	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Manufactured homes, net	$—	(27,419)	$(27,419)	$—	(4,963)	$(4,963)	$—	(10,280)	$(10,280)
Other assets, net	$92,458	(96,103)	$(3,645)	$53,913	(81,062)	$(27,149)	$34,048	(38,845)	$(4,797)
Net cash provided by operating activities	$599,336	(123,522)	$475,814	$595,052	(86,025)	$509,027	$466,537	(49,125)	$417,412

Investing Activities
Capital improvements	$(372,799)	123,522	$(249,277)	$(290,290)	86,025	$(204,265)	$(217,082)	49,125	$(167,957)
Net cash used in investing activities	$(525,589)	123,522	$(402,067)	$(914,455)	86,025	$(828,430)	$(450,379)	49,125	$(401,254)

Cash and restricted cash, end of year	$22,347	—	$22,347	$123,398	—	$123,398	$24,060	—	$24,060
In addition, capital improvements in our Home Sales and Rental Operations segment shown in Note 18. Reportable Segments and our presentation of capital activity on Schedule III - Real Estate and Accumulated Depreciation have been updated to reflect the restatement to our Consolidated Statements of Cash Flows.
Note 4—Leases
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Leases (continued)

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
__________________
(1)The Westwinds ground leases expired August 31, 2022, for additional information see Part I. Item 1. Financial Statements—Note 17. Commitments and Contingencies.
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

Note 5—Earnings Per Common Share
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
Note 6—Common Stock and Other Equity Related Transactions
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

Note 6—Common Stock and Other Equity Related Transactions (continued)
Employee Stock Purchase Plan
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

Note 6—Common Stock and Other Equity Related Transactions (continued)
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
Note 7—Investment in Real Estate
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

Note 7—Investment in Real Estate (continued)

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
_____________________
(a)In-place leases and manufactured homes are included in buildings and other depreciable property on the Consolidated Balance Sheets.
(b)Below-market lease liability is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Investment in Unconsolidated Joint Ventures
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

Note 9—Notes Receivable, Net
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

Note 10—Borrowing Arrangements
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
Third Amended and Restated Unsecured Credit Facility
During the year ended December 31, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) by and among us, MHC Operating Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”) and the other lenders named therein, pursuant to which we have access to a $500.0 million unsecured line of credit (the “LOC”) and a $300.0 million senior unsecured term loan (the “Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC maturity date was extended to April 18, 2025 and this term can be extended two times for additional six month

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10—Borrowing Arrangements (continued)
increments, subject to certain conditions. The LOC bears interest at a rate of LIBOR plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The Term Loan matures on April 17, 2026 and has an interest rate of LIBOR plus 1.40% to 1.95% per annum. For both the LOC and Term Loan, the spread over LIBOR is variable based on leverage throughout the respective loan terms.
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

Note 11—Derivative Instruments and Hedging Activities
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11—Derivative Instruments and Hedging Activities (continued)
Our derivative financial instrument is classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

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

Note 12—Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

	As of
(amounts in thousands)	2022	2021
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$163,957	$138,878
Membership upgrade sales(1)	34,661	36,270
Revenue recognized from membership upgrade sales upfront payments	(12,958)	(11,191)
Net increase in deferred revenue - upfront payments from membership grade sales(1)	21,703	25,079
Deferred revenue - upfront payments from membership upgrade sales as of December 31,(2)	$185,660	$163,957

Deferred commission expense as of December 31,	$47,349	$42,471
Deferred commission expense	7,193	8,657
Commission expense recognized	(4,101)	(3,779)
Net increase in deferred commission expense(1)	3,092	4,878
Deferred commission expense as of December 31,	$50,441	$47,349
_____________________
(1)We present membership upgrade sales and related commissions on a net basis in the Consolidated Statements of Income and Comprehensive Income.
(2)Included in Deferred membership revenue on the Consolidated Balance Sheet.

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

Note 15—Long-Term Cash Incentive Plan
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

Note 16—Savings Plan
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

Note 17—Commitments and Contingencies
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Commitments and Contingencies (continued)
On July 19, 2022, the Nicholsons sent two notices of default to the Operating Partnership, one related to Westwinds and the other related to Nicholson Plaza, the adjacent shopping center. The notices generally assert that the Operating Partnership failed to maintain or repair certain infrastructure and improvements at Westwinds and Nicholson Plaza. The Operating Partnership disputes the contention that it did not maintain Westwinds and Nicholson Plaza in compliance with the terms of the applicable ground leases.
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

Note 18—Reportable Segments
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
The following tables summarize our segment financial information for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,291,467	$139,630	$1,431,097
Operations expenses	(656,839)	(121,196)	(778,035)
Income from segment operations	634,628	18,434	653,062
Interest income	5,722	1,701	7,423
Depreciation and amortization	(192,302)	(10,060)	(202,362)
Income (loss) from operations	$448,048	$10,075	$458,123
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			8,553
General and administrative			(44,857)
Other expenses			(8,646)
Interest and related amortization			(116,562)
Equity in income of unconsolidated joint ventures			3,363
Early debt retirement			(1,156)
Consolidated net income			$298,825

Total assets	$5,228,575	$263,944	$5,492,519
Capital improvements (1)	$227,172	$22,105	$249,277
_____________________
(1)Amounts are restated See Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Reportable Segments (continued)

	Year Ended December 31, 2021
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,187,535	$117,297	$1,304,832
Operations expenses	(594,503)	(105,959)	(700,462)
Income from segment operations	593,032	11,338	604,370
Interest income	5,068	1,918	6,986
Depreciation and amortization	(177,897)	(10,547)	(188,444)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$420,144	$2,709	$422,853
Reconciliation to consolidated net income:
Corporate interest income			30
Income from other investments, net			4,555
General and administrative			(39,576)
Other expenses			(4,241)
Interest and related amortization			(108,718)
Equity in income of unconsolidated joint ventures			3,881
Early debt retirement			(2,784)
Consolidated net income			$276,000

Total assets	$5,056,991	$250,880	$5,307,871
Capital improvements (1)	$193,895	$10,370	$204,265
_____________________
(1)Amounts are restated See Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information.

	Year Ended December 31, 2020
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,044,098	$63,525	$1,107,623
Operations expenses	(515,002)	(57,253)	(572,255)
Income from segment operations	529,096	6,272	535,368
Interest income	4,385	2,754	7,139
Depreciation and amortization	(144,235)	(10,896)	(155,131)
Income (loss) from operations	$389,246	$(1,870)	$387,376
Reconciliation to consolidated net income:
Corporate interest income			15
Income from other investments, net			4,026
General and administrative			(39,276)
Other expenses			(2,567)
Interest and related amortization			(102,771)
Equity in income of unconsolidated joint ventures			5,399
Early debt retirement			(10,786)
Consolidated net income			$241,416

Total assets	$4,160,216	$258,753	$4,418,969
Capital Improvements (1)	$157,467	$10,490	$167,957
_____________________
(1)Amounts are restated See Item 8. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Revenues:
Rental income	$1,103,357	$1,015,879	$907,305
Annual membership subscriptions	63,215	58,251	53,085
Membership upgrade sales (1)	12,958	11,191	9,677
Other income	56,144	50,298	46,008
Gross revenues from ancillary services	55,793	51,916	28,023
Total property operations revenues	1,291,467	1,187,535	1,044,098
Expenses:
Property operating and maintenance	437,764	393,256	348,394
Real estate taxes	74,145	72,671	66,120
Membership sales and marketing (1)	20,317	18,668	15,672
Cost of ancillary services	28,969	25,529	12,920
Ancillary operating expenses	21,561	18,400	13,929
Property management	74,083	65,979	57,967
Total property operations expenses	656,839	594,503	515,002
Income from property operations segment	$634,628	$593,032	$529,096
_____________________
(1)Beginning with the quarter ended June 30, 2023, we present membership upgrade sales and related commissions on a net basis in the Consolidated Statements of Income and Comprehensive Income.

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
Note 19—Subsequent Events
Equity Incentive Awards
On February 6, 2023, the Compensation Committee approved the 2023 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 82,884 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on January 30, 2024, February 4, 2025 and February 3, 2026, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on January 30, 2024, February 4, 2025 and February 3, 2026,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Subsequent Events (continued)
respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 13,812 shares of restricted stock subject to 2023 performance goals have a grant date fair value of $1.0 million.
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

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2022	2021	2020
Balance, beginning of year	$6,989,064	$6,160,426	$5,743,049
Acquisitions	141,588	635,984	248,253
Improvements (1)	249,277	204,265	167,957
Manufactured homes, net (1)	14,539	(7,193)	968
Dispositions and other (1)	(24,907)	(4,418)	199
Balance, end of year	$7,369,561	$6,989,064	$6,160,426
_____________________
(1)Amounts are restated See Item 8. Financial Statements and Supplementary Data—Note 3. Restatement of Previously Issued Consolidated Financial Statements for more information.

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2022	2021	2020
Balance, beginning of year	$2,103,774	$1,924,585	$1,776,224
Depreciation and amortization	202,566	191,345	157,673
Dispositions and other	(47,800)	(12,156)	(9,312)
Balance, end of year	$2,258,540	$2,103,774	$1,924,585