Form 10-Q/A
period 2023-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-01-23
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Report”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Equity Lifestyle Properties (the “Company”) for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 25, 2023 (the “Original Report”).

Background and Effect of Restatement

The Company received from the SEC a comment letter (“Comment Letter”) issued in the ordinary course of the SEC’s review of our disclosures. As a result of our research and consideration of a question raised in the Comment Letter, we previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023 the correction of an error, described below, related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company and the Audit Committee of the Board of Directors (the “Audit Committee”), previously concluded that this error was immaterial. Following receipt of a further Comment Letter in which the Staff of the SEC informed the Company it disagreed with the materiality conclusion, the Company and the Audit Committee, on January 19, 2024, determined that the error was material to its previously issued financial statements, as included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Prior Period Financial Statements”). During the period of time following receipt of the initial Comment Letter, the Company along with the Audit Committee has discussed with Ernst & Young LLP (“EY”), our independent registered public accounting firm, the matters described herein.

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

The Company is filing this Amended Report in order to amend the following items (the “Amended Items”) of the Original Report:

•Part I, Item 1. Financial Statements, including the Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements—Note 3. Restatement of Previously Issued Consolidated Financial Statements, Note 11. Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense and Note 14. Reportable Segments
•Part I, Item 2. Management’s Discussion & Analysis, including our Non-GAAP financial measures definitions, calculations and reconciliations (for further information see Items 2.02 and 9.01 on the Company’s Form 8-K filed on January 22, 2024)
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes. Pursuant to the rules of the SEC, the exhibit list included in Part II, Item 6. Exhibits of the Original Report has been amended and restated to include updates to applicable exhibits, consisting of currently-dated certifications.

Except for the Amended Items, this Amended Report is presented as of the date of the Original Report and has not been updated to reflect events, results or developments that occurred or facts that became known to us subsequent to the filing of the Original Report other than the Amended Items and those associated with the restatement of our consolidated financial statements.

Control Considerations

Management has concluded as of March 31, 2023 that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were not effective due to a material weakness. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statements of Cash Flows. During the quarter ended June 30, 2023, the Company enhanced its control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023. See Part I, Item 4. Controls and Procedures.

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2023	2022
Revenues:
Rental income	$296,451	$285,065
Annual membership subscriptions	15,970	15,157
Membership upgrade sales	3,505	3,067
Other income	17,714	13,542
Gross revenues from home sales, brokered resales and ancillary services	32,133	39,695
Interest income	2,088	1,759
Income from other investments, net	2,091	1,904
Total revenues	369,952	360,189
Expenses:
Property operating and maintenance	112,483	103,992
Real estate taxes	18,316	19,457
Membership sales and marketing	4,838	4,331
Property management	19,464	17,871
Depreciation and amortization	50,502	49,394
Cost of home sales, brokered resales and ancillary services	23,141	30,684
Home selling expenses and ancillary operating expenses	6,924	6,481
General and administrative	11,661	12,072
Casualty-related charges/(recoveries), net	—	—
Other expenses	1,468	1,048
Early debt retirement	—	516
Interest and related amortization	32,588	27,464
Total expenses	281,385	273,310
Loss on sale of real estate and impairment, net	(2,632)	—
Income before equity in income of unconsolidated joint ventures	85,935	86,879
Equity in income of unconsolidated joint ventures	524	171
Consolidated net income	86,459	87,050

Income allocated to non-controlling interests – Common OP Units	(4,088)	(4,144)
Net income available for Common Stockholders	$82,371	$82,906

Consolidated net income	$86,459	$87,050
Other comprehensive income (loss):
Adjustment for fair market value of swap	(3,978)	9,924
Consolidated comprehensive income	82,481	96,974
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,899)	(4,616)
Comprehensive income attributable to Common Stockholders	$78,582	$92,358

Earnings per Common Share – Basic	$0.44	$0.45

Earnings per Common Share – Fully Diluted	$0.44	$0.45

Weighted average Common Shares outstanding – Basic	185,900	185,690
Weighted average Common Shares outstanding – Fully Diluted	195,369	195,246

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2023	2022
	As Restated	As Restated
Cash Flows From Operating Activities:
Consolidated net income	$86,459	$87,050
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	2,632	—
Early debt retirement	—	516
Depreciation and amortization	51,860	50,237
Amortization of loan costs	1,208	1,213
Debt premium amortization	(32)	(60)
Equity in income of unconsolidated joint ventures	(524)	(171)
Distributions of income from unconsolidated joint ventures	174	—
Proceeds from insurance claims, net	5,795	59
Compensation expense related to incentive plans	3,330	(1,529)
Revenue recognized from membership upgrade sales upfront payments	(3,505)	(3,067)
Commission expense recognized related to membership sales	1,095	1,040
Changes in assets and liabilities:
Manufactured homes, net	(19,574)	(1,378)
Notes receivable, net	(1,345)	189
Deferred commission expense	(1,744)	(1,550)
Other assets, net	5,856	1,857
Accounts payable and other liabilities	9,553	(1,923)
Deferred membership revenue	10,074	8,494
Rents and other customer payments received in advance and security deposits	7,668	13,665
Net cash provided by operating activities	158,980	154,642
Cash Flows From Investing Activities:
Real estate acquisitions, net	(8,803)	(15,402)
Investment in unconsolidated joint ventures	(1,752)	(7,912)
Distributions of capital from unconsolidated joint ventures	1,012	374
Proceeds from insurance claims, net	4,070	1,405
Capital improvements	(60,974)	(60,958)
Net cash used in investing activities	(66,447)	(82,493)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2023	2022
	As Restated	As Restated
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	363	513
Gross proceeds from the issuance of common stock	—	28,370
Distributions:
Common Stockholders	(76,309)	(67,295)
Common OP Unitholders	(3,799)	(3,373)
Share based award tax withholding payments	(1,932)	(3,449)
Principal payments and mortgage debt repayment	(16,443)	(29,592)
Term loan proceeds	—	200,000
Line of Credit repayment	(104,000)	(319,000)
Line of Credit proceeds	118,000	39,000
Debt issuance and defeasance costs	—	(1,957)
Other	(99)	(644)
Net cash used in financing activities	(84,219)	(157,427)
Net increase (decrease) in cash and restricted cash	8,314	(85,278)
Cash and restricted cash, beginning of period	22,347	123,398
Cash and restricted cash, end of period	$30,661	$38,120

	Quarters Ended March 31,
	2023	2022
	As Restated	As Restated
Supplemental Information:
Cash paid for interest, net	$31,630	$26,839
Cash paid for the purchase of manufactured homes	$35,481	$22,689

Real estate acquisitions:
Investment in real estate	$(9,535)	$(15,075)
Notes receivable, net	—	(772)
Other assets, net	14	—
Deferred membership revenue	—	315
Other liabilities	—	79
Rents and other customer payments received in advance and security deposits	718	51
Real estate acquisitions, net	$(8,803)	$(15,402)

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on January 22, 2024.
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
(c) Insurance Recoveries
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

Note 3—Restatement of Previously Issued Consolidated Financial Statements

During the quarter ended June 30, 2023, the Company identified and corrected an error related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Previously, the Company classified these cash outflows within investing activities in the Consolidated Statements of Cash Flows. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows. There was no impact to the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Changes in Equity for any periods presented. The Company is correcting this misclassification by restating its Consolidated Statements of Cash Flows through this Amended Report.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Restatement of Previously Issued Consolidated Financial Statements (continued)
The impact on the line items within the previously reported Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and 2022 previously filed in the Original Report are as follows (in thousands):

	Three Month Ended March 31, 2023			Three Month Ended March 31, 2022
Operating Activities	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Manufactured homes, net	$—	(19,574)	$(19,574)	$—	$(1,378)	$(1,378)
Other assets, net	$21,763	(15,907)	$5,856	$23,168	$(21,311)	$1,857
Net cash provided by operating activities	$194,461	(35,481)	$158,980	$177,331	(22,689)	$154,642

Investing Activities
Capital improvements	$(96,455)	35,481	$(60,974)	$(83,647)	$22,689	$(60,958)
Net cash used in investing activities	$(101,928)	35,481	$(66,447)	$(105,182)	$22,689	$(82,493)

Cash and restricted cash, end of period	$30,661	—	$30,661	$38,120	—	$38,120
In addition, capital improvements in our Home Sales and Rental Operations segment shown in Note 14. Reportable Segments has been updated to reflect the restatement to our Consolidated Statements of Cash Flows.

Note 4 – Leases
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

Note 4 – Leases (continued)
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

Note 5 – Earnings Per Common Share
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

Note 6 – Common Stock and Other Equity Related Transactions (continued)

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

Note 7 – Investment in Real Estate
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
Note 8 – Investments in Unconsolidated Joint Ventures
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

Note 9 – Borrowing Arrangements
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

Note 9 - Borrowing Arrangements (continued)
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

Note 10 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
In March 2021, we entered into a Swap Agreement (the “2021 Swap”) with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 9.Borrowing arrangements). The 2021 Swap has a fixed interest rate of 0.41% per annum and matures on March 25, 2024. Based on the leverage as of March 31, 2023, our spread over SOFR was 1.40% resulting in an estimated all-in interest rate of 1.81% per annum.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Three Month Ended March 31, 2023	Three Month Ended March 31, 2022
Deferred revenue - upfront payments from membership upgrade sales, beginning	$185,660	$163,957
Membership upgrade sales(1)	7,975	7,151
Revenue recognized from membership upgrade sales upfront payments	(3,505)	(3,067)
Net increase in deferred revenue - upfront payments from membership grade sales(1)	4,470	4,084
Deferred revenue - upfront payments from membership upgrade sales, ending (2)	$190,130	$168,041

Deferred commission expense, beginning	$50,441	47,349
Deferred commission expense	1,744	1,550
Commission expense recognized	(1,095)	(1,040)
Net increase in deferred commission expense(1)	649	510
Deferred commission expense, ending	51,090	47,859
_____________________
(1)We present membership upgrade sales and related commissions on a net basis in the Consolidated Statements of Income and Comprehensive Income.
(2)Included in Deferred membership revenue on the Consolidated Balance Sheets.

Note 12 – Equity Incentive Awards
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

Note 13 – Commitments and Contingencies
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

Note 14 – Reportable Segments
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
The following tables summarize our segment financial information for the quarters ended March 31, 2023 and 2022:
Quarter Ended March 31, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$341,737	$24,036	$365,773
Operations expenses	(165,023)	(20,143)	(185,166)
Income from segment operations	176,714	3,893	180,607
Interest income	1,566	514	2,080
Depreciation and amortization	(47,755)	(2,747)	(50,502)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$127,893	$1,660	$129,553
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,091
General and administrative			(11,661)
Other expenses			(1,468)
Interest and related amortization			(32,588)
Equity in income of unconsolidated joint ventures			524
Consolidated net income			$86,459

Total assets	$5,239,891	$279,422	$5,519,313
Capital improvements (1)	$51,412	$9,562	$60,974
___________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements—Note 3. Restatement of Previously Issued Consolidated Financial Statements for more information.
Quarter Ended March 31, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$325,426	$31,100	$356,526
Operations expenses	(154,988)	(27,828)	(182,816)
Income from segment operations	170,438	3,272	173,710
Interest income	1,377	380	1,757
Depreciation and amortization	(46,877)	(2,517)	(49,394)
Income from operations	$124,938	$1,135	$126,073
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			1,904
General and administrative (1)			(12,072)
Other expenses (1)			(1,048)
Interest and related amortization			(27,464)
Equity in income of unconsolidated joint ventures			171
Early debt retirement			(516)
Consolidated net income			$87,050

Total assets	$5,012,335	$252,470	$5,264,805
Capital improvements (2)	$54,990	$5,968	$60,958

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Amounts are restated. See Part I. Item 1. Financial Statements—Note 3. Restatement of Previously Issued Consolidated Financial Statements for more information.

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Revenues:
Rental income	$292,579	$281,104
Annual membership subscriptions	15,970	15,157
Membership upgrade sales (1)	3,505	3,067
Other income	17,714	13,542
Gross revenues from ancillary services	11,969	12,556
Total property operations revenues	341,737	325,426
Expenses:
Property operating and maintenance	111,524	102,590
Real estate taxes	18,316	19,457
Membership sales and marketing (1)	4,838	4,331
Cost of ancillary services	5,297	5,721
Ancillary operating expenses	5,584	5,018
Property management	19,464	17,871
Total property operations expenses	165,023	154,988
Income from property operations segment	$176,714	$170,438
_____________________
(1)We present membership upgrade sales and related commissions on a net basis in the Consolidated Statements of Income and Comprehensive Income.

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Revenues:
Rental income (1)	$3,872	$3,961
Gross revenue from home sales and brokered resales	20,164	27,139
Total revenues	24,036	31,100
Expenses:
Rental home operating and maintenance	959	1,402
Cost of home sales and brokered resales	17,844	24,963
Home selling expenses	1,340	1,463
Total expenses	20,143	27,828
Income from home sales and rentals operations segment	$3,893	$3,272
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

17

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on January 22, 2024 (“2022 Form 10-K/A”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K/A.
Certain items within this Management's discussion and analysis have been updated as a result of the amendment and restatement of this Quarterly Report on Form 10-Q/A, as described in further detail in the “Explanatory Note.” For further detail regarding the restatement, also see Part I. Item 1. Financial Statements and Supplementary Data—Note 3, Restatement of Previously Issued Consolidated Financial Statements and Item 4. Controls and Procedures.
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
For the quarter ended March 31, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $2.9 million, or $0.02 per fully diluted Common Share, to $140.3 million, or $0.72 per fully diluted Common Share, compared to $137.4 million, or $0.70 per fully diluted Common Share, for the same period in 2022.
For the quarter ended March 31, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $2.6 million, or $0.01 per fully diluted Common Share, to $140.5 million, or $0.72 per fully diluted Common Share, compared to $137.9 million, or $0.71 per fully diluted Common Share, for the same period in 2022.
For the quarter ended March 31, 2023, our Core Portfolio property operating revenues, increased 6.3% and property operating expenses, excluding property management, increased 7.3%, from the same period in 2022, resulting in an increase in income from property operations, excluding property management, of 5.6%, compared to the same period in 2022.

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
We believe investors should review Income from property operations and Core Portfolio, FFO and Normalized FFO along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. A discussion of Income from property operations and Core Portfolio, FFO, Normalized FFO and a reconciliation to net income are included below.
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding property management, and Core Portfolio income from property operations, excluding property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding property management, represents income from property operations excluding property management expenses. Property management represent the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our properties, excluding items that are not directly related to the operation of the properties.For comparative purposes, we present bad debt expense within Property operating and maintenance in the current and prior periods. We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our properties.
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

Management's Discussion and Analysis (continued)

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

Management's Discussion and Analysis (continued)

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$82,371	$82,906
Income allocated to non-controlling interests – Common OP Units	4,088	4,144
Depreciation and amortization	50,502	49,394
Depreciation on unconsolidated joint ventures	1,135	941
Gain on unconsolidated joint ventures	(416)	—
Loss on sale of real estate and impairment, net	2,632	—
FFO available for Common Stock and OP Unit holders	140,312	137,385
Early debt retirement	—	516
Transaction/pursuit costs (1)	116	—
Lease termination expenses (2)	90	—
Normalized FFO available for Common Stock and OP Unit holders	$140,518	$137,901
Weighted average Common Shares outstanding – Fully Diluted	195,369	195,246

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
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended March 31, 2023 and March 31, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$164,404	$154,436	$9,968	6.5%	$164,553	$157,336	$7,217	4.6%
Rental home income (1)	3,861	3,954	(93)	(2.4)%	3,872	3,961	(89)	(2.2)%
RV and marina base rental income (1)	108,403	102,737	5,666	5.5%	111,592	108,764	2,828	2.6%
Annual membership subscriptions	15,780	15,075	705	4.7%	15,970	15,157	813	5.4%
Membership upgrades sales (2)	3,512	2,935	577	19.7%	3,505	3,067	438	14.3%
Utility and other income (1)	29,483	26,957	2,526	9.4%	35,331	30,044	5,287	17.6%
Property operating revenues	325,443	306,094	19,349	6.3%	334,823	318,329	16,494	5.2%

Property operating and maintenance (1)(3)	110,015	100,686	9,329	9.3%	112,707	104,088	8,619	8.3%
Real estate taxes	17,659	17,975	(316)	(1.8)%	18,316	19,457	(1,141)	(5.9)%
Rental home operating and maintenance	959	1,392	(433)	(31.1)%	959	1,402	(443)	(31.6)%
Membership sales and marketing (4)	4,842	4,289	553	12.9%	4,838	4,331	507	11.7%
Property operating expenses, excluding property management	133,475	124,342	9,133	7.3%	136,820	129,278	7,542	5.8%
Income from property operations, excluding property management (5)	191,968	181,752	10,216	5.6%	198,003	189,051	8,952	4.7%
Property management	19,464	17,871	1,593	8.9%	19,464	17,871	1,593	8.9%
Income from property operations (5)	$172,504	$163,881	$8,623	5.3%	$178,539	$171,180	$7,359	4.3%
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
(2)Membership upgrade sales revenue is net of deferrals of $4.5 million and $4.1 million for the quarters ended March 31, 2023 and March 31, 2022, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $0.7 million and $0.6 million for the quarters ended March 31, 2023 and March 31, 2022, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

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
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended March 31, 2023 increased $9.1 million, or 7.3%, from the quarter ended March 31, 2022, driven by increases in property operating and maintenance expenses of $9.3 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in utility expenses of $4.1 million, repair and maintenance of $2.5 million and property payroll of $2.4 million.

Management's Discussion and Analysis (continued)

Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenues from new home sales	$18,314	$25,530	$(7,216)	(28.3)%
Cost of new home sales	16,662	23,326	(6,664)	(28.6)%

Gross revenues from used home sales	1,175	998	177	17.7%
Cost of used home sales	945	1,410	(465)	(33.0)%

Gross revenue from brokered resales and ancillary services	12,644	13,167	(523)	(4.0)%
Cost of brokered resales and ancillary services	5,534	5,948	(414)	(7.0)%

Home selling and ancillary operating expenses	6,924	6,481	443	6.8%

Home sales volumes
Total new home sales (1)	176	261	(85)	(32.6)%
Used home sales	102	72	30	41.7%
Brokered home resales	134	188	(54)	(28.7)%
_________________________
(1) Total new home sales volume for the quarter ended March 31, 2022 includes 22 home sales from our ECHO JV.
Gross revenues from new home sales decreased $7.2 million and Cost of new home sales decreased $6.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in new home sales.

Management's Discussion and Analysis (continued)

Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$10,258	$11,347	$(1,089)	(9.6)%
Rental home operating and maintenance expenses	959	1,392	(433)	(31.1)%
Depreciation on rental homes (2)	2,747	2,517	230	9.1%

Gross investment in new manufactured home rental units	$252,204	$226,890	$25,314	11.2%
Gross investment in used manufactured home rental units	$14,056	$15,004	$(948)	(6.3)%

Net investment in new manufactured home rental units	$209,697	$192,819	$16,878	8.8%
Net investment in used manufactured home rental units	$8,071	$9,776	$(1,705)	(17.4)%

Number of occupied rentals – new, end of period	2,389	2,908	(519)	(17.8)%
Number of occupied rentals – used, end of period	313	402	(89)	(22.1)%
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

Gross rental operations revenue was $10.3 million for the quarter ended March 31, 2023, a decrease of $1.1 million, compared to $11.3 million for the quarter ended March 31, 2022. The decrease in gross rental operations revenue was primarily due to a decrease in the number of new occupied rentals

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
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swap, see Part I. Item 1. Financial Statements—Note 10. Derivative Instruments and Hedging Activities.
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. See Part I. Item 1. Financial Statements—Note 9. Borrowing Arrangements for further details. As of March, 31, 2023, the Company has no remaining LIBOR based borrowings.
In connection with our $300 million Term Loan, we entered into a Swap Agreement (the “2021 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. During the quarter ended March 31, 2023, in connection with the amendment to the Credit Agreement, we replaced the LIBOR benchmarked swap with a SOFR benchmarked swap. See Part I. Item 1. Financial Statements—Note 10. Derivative Instruments and Hedging Activities for further details.
We previously entered into a $200.0 million senior unsecured term loan agreement. In connection with our $200 million Term Loan, in April 2023, we entered into a Swap Agreement (the “2023 Swap”) allowing us to trade the variable interest rate for a fixed interest rate. See Part I. Item 1. Financial Statements—Note 10. Derivative Instruments and Hedging Activities for further details.
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

Management's Discussion and Analysis (continued)

The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2023	2022
Net cash provided by operating activities (1)	$158,980	$154,642
Net cash used in investing activities (1)	(66,447)	(82,493)
Net cash used in financing activities	(84,219)	(157,427)
Net increase (decrease) in cash and restricted cash	$8,314	$(85,278)
____________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements—Note 3. Restatement of Previously Issued Consolidated Financial Statements for more information.
Operating Activities
Net cash provided by operating activities increased $4.4 million to $159.0 million for the quarter ended March 31, 2023 from $154.6 million for the quarter ended March 31, 2022. The increase in net cash provided by operating activities was primarily due to higher income from property operations of $7.4 million and the change in accounts payable and other liabilities and compensation expense related to incentive plans, partially offset by a net increase in manufactured homes, net.
The following table summarizes our purchase and sale activity of manufactured homes:

	Quarters Ended March 31,
(amounts in thousands)	2023	2022
Purchase of manufactured homes	$(35,481)	$(22,689)
Sale of manufactured homes	15,907	21,311
Manufactured homes, net	$(19,574)	$(1,378)
Investing Activities
Net cash used in investing activities decreased $16.1 million to $66.4 million for the quarter ended March 31, 2023 from $82.5 million for the quarter ended March 31, 2022. The decrease was due to a decrease in spending on acquisitions of $6.6 million, a decrease in investments in unconsolidated joint ventures of $6.2 million and an increase in insurance proceeds of $2.7 million.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2023	2022
Asset preservation (1)	$11,154	$9,906
Improvements and renovations(2)	6,958	6,431
Property upgrades and development	33,204	30,302
Site Development(3) (4)	9,562	5,968
Total property improvements (4)	60,878	52,607
Corporate	96	8,351
Total capital improvements (4)	$60,974	$60,958
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes expenditures to improve the infrastructure required to set manufactured homes.
(4)Amounts are restated. See Part I. Item 1. Financial Statements—Note 3. Restatement of Previously Issued Consolidated Financial Statements for more information.
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

Management's Discussion and Analysis (continued)

Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2022 Form 10-K/A.
Off-Balance Sheet Arrangements
As of March 31, 2023, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K/A for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2023.

Forward-Looking Statements
This Quarterly Report on Form 10-Q/A includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
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

Management's Discussion and Analysis (continued)

under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K/A. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2022.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2023 due to the material weakness in our internal control over financial reporting described below. In light of the material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the restated financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness related to a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statements of Cash Flows.

Remediation of Material Weakness

In order to remediate the material weakness, during the quarter ended June 30, 2023, we enhanced our control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statement of Cash Flows. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
Other than the item noted above, during the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 13. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part1. Item 1A. Risk Factors in our 2022 Form 10-K/A. On April 1, 2023, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part1. Item 1A. Risk Factors in our 2022 Form 10-K/A with the risk factor described below.
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