Form 10-Q/A
period 2023-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-01-23
CIK 895417

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Report”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Equity Lifestyle Properties (the “Company”) for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on August 3, 2023 (the “Original Report”).

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

The Company is filing this Amended Report in order to amend the following items (the “Amended Items”) of the Original Report:

•Part I, Item 1. Financial Statements, including the Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies (e) Prior period correction
•Part I, Item 2. Management’s Discussion & Analysis, including our Non-GAAP financial measures definitions, calculations and reconciliations (for further information see Items 2.02 and 9.01 on the Company’s Form 8-K filed on January 22, 2024)
•Part I, Item 4. Controls and Procedures
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

Control Considerations

Management has concluded as of June 30, 2023 that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were not effective due to a material weakness. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statements of Cash Flows. During the quarter ended June 30, 2023, the Company enhanced its control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023. See Part I, Item 4. Controls and Procedures.

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
		As Restated
Cash Flows From Operating Activities:
Consolidated net income	$152,508	$151,640
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	2,632	—
Early debt retirement	—	1,156
Depreciation and amortization	104,673	102,173
Amortization of loan costs	2,418	2,422
Debt premium amortization	(59)	(105)
Equity in income of unconsolidated joint ventures	(1,497)	(1,424)
Distributions of income from unconsolidated joint ventures	981	200
Proceeds from insurance claims, net	13,022	59
Compensation expense related to incentive plans	12,695	1,932
Revenue recognized from membership upgrade sales upfront payments	(7,119)	(6,236)
Commission expense recognized related to membership sales	2,186	2,070
Changes in assets and liabilities:
Manufactured homes, net	(30,402)	(2,136)
Notes receivable, net	(2,054)	(1,223)
Deferred commission expense	(3,723)	(3,527)
Other assets, net	(21,719)	(4,223)
Accounts payable and other liabilities	(3,287)	16,650
Deferred membership revenue	19,618	18,064
Rents and other customer payments received in advance and security deposits	25,953	26,273
Net cash provided by operating activities	266,826	303,765
Cash Flows From Investing Activities:
Real estate acquisitions, net	(9,180)	(111,917)
Investment in unconsolidated joint ventures	(3,310)	(12,291)
Distributions of capital from unconsolidated joint ventures	2,577	1,788
Proceeds from insurance claims, net	5,309	1,405
Capital improvements	(149,002)	(130,337)
Net cash used in investing activities	(153,606)	(251,352)

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
		As Restated
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
(e) Prior period correction
We previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 the correction of an error related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company previously concluded that this error was immaterial. Following receipt of a further comment letter from the SEC, the Company and the Audit Committee, on January 19, 2024, determined that the error was material to its previously issued financial statements, as included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
The Company previously classified cash outflows associated with the purchase of manufactured homes within investing activities in the Consolidated Statements of Cash Flows. Based on the predominance principle in ASC 230-10-45-22, the Company determined that all of the cash flows associated with the purchase and sale of manufactured homes should be classified within operating activities in the Consolidated Statements of Cash Flows. There was no impact to Cash and restricted cash, the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Changes in Equity for any periods presented herein.
The impact of the restatements on the line items within the previously reported Consolidated Statements of Cash Flows for the six months ended June 30, 2022 previously filed in the Original Report is as follows (in thousands):

	Six Months Ended June 30, 2022
Operating Activities	As Reported	Adjustment	As Restated
Manufactured homes, net	$—	(2,136)	$(2,136)
Other assets, net	$44,339	(48,562)	$(4,223)
Net cash provided by operating activities	$354,463	(50,698)	$303,765

Investing Activities
Capital improvements	$(181,035)	50,698	$(130,337)
Net cash used in investing activities	$(302,050)	50,698	$(251,352)

Cash and restricted cash, end of period	$42,426	—	$42,426

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

(amounts in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Deferred revenue - upfront payments from membership upgrade sales, beginning	$185,660	$163,957
Membership upgrade sales(1)	17,253	16,686
Revenue recognized from membership upgrade sales upfront payments	(7,119)	(6,236)
Net increase in deferred revenue - upfront payments from membership grade sales(1)	10,134	10,450
Deferred revenue - upfront payments from membership upgrade sales, ending (2)	$195,794	$174,407

Deferred commission expense, beginning	$50,441	47,349
Deferred commission expense	3,723	3,527
Commission expense recognized	(2,186)	(2,070)
Net increase in deferred commission expense(1)	1,537	1,457
Deferred commission expense, ending	51,978	48,806
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
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2023 and 2022:
Quarter Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$336,629	$28,653	$365,282
Operations expenses	(177,450)	(24,914)	(202,364)
Income from segment operations	159,179	3,739	162,918
Interest income	1,616	637	2,253
Depreciation and amortization	(48,662)	(2,802)	(51,464)
Income from operations	$112,133	$1,574	$113,707
Reconciliation to consolidated net income:
Corporate interest income			6
Income from other investments, net			2,473
General and administrative			(16,607)
Other expenses			(1,381)
Interest and related amortization			(33,122)
Equity in income of unconsolidated joint ventures			973
Consolidated net income			$66,049

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements (1)	$41,350	$10,551	$51,901
___________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Quarter Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$320,888	$40,078	$360,966
Operations expenses	(171,960)	(34,635)	(206,595)
Income from segment operations	148,928	5,443	154,371
Interest income	1,381	341	1,722
Depreciation and amortization	(48,297)	(2,499)	(50,796)
Income from operations	$102,012	$3,285	$105,297
Reconciliation to consolidated net income:
Income from other investments, net			2,617
General and administrative (1)			(11,679)
Other expenses (1)			(4,205)
Interest and related amortization			(28,053)
Equity in income of unconsolidated joint ventures			1,253
Early debt retirement			(640)
Consolidated net income			$64,590

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements (2)	$64,690	$4,689	$69,379
______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Amounts are restated. See Part I. Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

Six Months Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$678,366	$52,689	$731,055
Operations expenses	(342,473)	(45,057)	(387,530)
Income from segment operations	335,893	7,632	343,525
Interest income	3,182	1,151	4,333
Depreciation and amortization	(96,417)	(5,549)	(101,966)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$240,026	$3,234	$243,260
Reconciliation to consolidated net income:
Corporate interest income			14
Income from other investments, net			4,564
General and administrative			(28,268)
Other expenses			(2,849)
Interest and related amortization			(65,710)
Equity in income of unconsolidated joint ventures			1,497
Consolidated net income			$152,508

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements (1)	$128,826	$20,176	$149,002
___________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Six Months Ended June 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$646,327	$71,178	$717,505
Operations expenses	(326,964)	(62,463)	(389,427)
Income from segment operations	319,363	8,715	328,078
Interest income	2,758	721	3,479
Depreciation and amortization	(95,174)	(5,016)	(100,190)
Income from operations	$226,947	$4,420	$231,367
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			4,521
General and administrative (1)			(23,750)
Other expenses (1)			(5,251)
Interest and related amortization			(55,517)
Equity in income of unconsolidated joint ventures			1,424
Early debt retirement			(1,156)
Consolidated net income			$151,640

Total assets	$5,150,884	$248,704	$5,399,588
Capital improvements (2)	$119,680	$10,657	$130,337
________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Amounts are restated. See Part I. Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income	$284,950	$271,516	$577,529	$552,620
Annual membership subscriptions	16,189	15,592	32,159	30,749
Membership upgrade sales (1)	3,614	3,168	7,119	6,235
Other income	17,911	14,195	35,625	27,736
Gross revenues from ancillary services	13,965	16,417	25,934	28,987
Total property operations revenues	336,629	320,888	678,366	646,327
Expenses:
Property operating and maintenance	121,055	113,081	232,579	215,671
Real estate taxes	18,832	19,182	37,148	38,639
Membership sales and marketing (1)	5,521	5,452	10,359	9,783
Cost of ancillary services	7,039	9,138	12,336	14,874
Ancillary operating expenses	5,644	6,008	11,228	11,027
Property management	19,359	19,099	38,823	36,970
Total property operations expenses	177,450	171,960	342,473	326,964
Income from property operations segment	$159,179	$148,928	$335,893	$319,363
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
Certain items within this Management’s discussion and analysis have been updated as a result of the amendment, as described in further detail in the “Explanatory Note”.
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
For the quarter ended June 30, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $2.4 million, or $0.01 per fully diluted Common Share, to $118.6 million, or $0.61 per fully diluted Common Share, compared to $116.2 million, or $0.60 per fully diluted Common Share, for the same period in 2022. For the six months ended June 30, 2023, FFO available for Common Stock and OP Unit holders increased $5.3 million, or $0.03 per fully diluted Common Share, to $258.9 million, or $1.33 per fully diluted Common Share, compared to $253.6 million, or $1.30 per fully diluted Common Share for the same period in 2022.

Management's Discussion and Analysis (continued)

For the quarter ended June 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $5.0 million, or $0.03 per fully diluted Common Share, to $124.9 million, or $0.64 per fully diluted Common Share, compared to $119.9 million, or $0.61 per fully diluted Common Share, for the same period in 2022. For the six months ended June 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $7.6 million, or $0.04 per fully diluted Common Share, to $265.4 million, or $1.36 per fully diluted Common Share, compared to $257.8 million, or $1.32 per fully diluted Common Share, for the same period in 2022.
For the quarter ended June 30, 2023, our Core Portfolio property operating revenues increased 5.4% and property operating expenses, excluding property management, increased 7.1%, from the same period in 2022, resulting in an increase in income from property operations, excluding property management, of 3.9%, compared to the same period in 2022. For the six months ended June 30, 2023, our Core Portfolio property operating revenues increased 5.9% and property operating expenses, excluding property management, increased 7.3% from the same period in 2022, resulting in an increase in income from property operations, excluding property management, of 4.8% compared to the same period in 2022.
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

Management's Discussion and Analysis (continued)

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

Management's Discussion and Analysis (continued)

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

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$62,920	$61,509	$145,291	$144,415
Income allocated to non-controlling interests – Common OP Units	3,121	3,073	7,209	7,217
Depreciation and amortization	51,464	50,796	101,966	100,190
Depreciation on unconsolidated joint ventures	1,081	835	2,216	1,776
Gain on unconsolidated joint ventures	—	—	(416)	—
Loss on sale of real estate and impairment, net	—	—	2,632	—
FFO available for Common Stock and OP Unit holders	118,586	116,213	258,898	253,598
Early debt retirement	—	640	—	1,156
Transaction/pursuit costs (1)	—	3,082	117	3,082
Accelerated vesting of stock-based compensation (2)	6,320	—	6,320	—
Lease termination expenses (3)	—	—	90	—
Normalized FFO available for Common Stock and OP Unit holders	$124,906	$119,935	$265,425	$257,836
Weighted average Common Shares outstanding – Fully Diluted	195,430	195,227	195,388	195,253
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
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended June 30, 2023 and June 30, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$166,258	$155,761	$10,497	6.7%	$166,416	$158,689	$7,727	4.9%
Rental home income (1)	3,693	3,803	(110)	(2.9)%	3,705	3,814	(109)	(2.9)%
RV and marina base rental income (1)	96,480	94,266	2,214	2.3%	101,869	98,338	3,531	3.6%
Annual membership subscriptions	15,880	15,171	709	4.7%	16,189	15,592	597	3.8%
Membership upgrades sales (2)	3,323	2,883	440	15.3%	3,614	3,168	446	14.1%
Utility and other income (1)	29,263	26,956	2,307	8.6%	35,858	29,823	6,035	20.2%
Property operating revenues	314,897	298,840	16,057	5.4%	327,651	309,424	18,227	5.9%

Property operating and maintenance (1)(3)	119,250	110,383	8,867	8.0%	122,337	114,220	8,117	7.1%
Real estate taxes	18,240	17,497	743	4.2%	18,832	19,182	(350)	(1.8)%
Rental home operating and maintenance	1,158	1,220	(62)	(5.1)%	1,159	1,226	(67)	(5.5)%
Membership sales and marketing (4)	5,402	5,375	27	0.5%	5,521	5,452	69	1.3%
Property operating expenses, excluding property management	144,050	134,475	9,575	7.1%	147,849	140,080	7,769	5.5%
Income from property operations, excluding property management (5)	170,847	164,365	6,482	3.9%	179,802	169,344	10,458	6.2%
Property management	19,359	19,099	260	1.4%	19,359	19,099	260	1.4%
Income from property operations (5)	$151,488	$145,266	$6,222	4.3%	$160,443	$150,245	$10,198	6.8%
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
(2)Membership upgrade sales revenue is net of deferrals of $5.7 million and $6.4 million for the quarters ended June 30, 2023 and June 30, 2022, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $0.9 million and $1.0 million for the quarters ended June 30, 2023 and June 30, 2022, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended June 30, 2023, increased $10.2 million, or 6.8%, from the quarter ended June 30, 2022, driven by an increase of $6.2 million, or 4.3%, from our Core Portfolio, and an increase of $4.0 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, Utility and other income and RV and marina base rental income, partially offset by an increase in property operating and maintenance expenses. The increase in income from property operations from our Non-Core Portfolio was primarily due to business interruption income related to Hurricane Ian recognized during the quarter ended June 30, 2023 and higher RV and marina base rental income, partially offset by MH base rental income.

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
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended June 30, 2023 increased $9.6 million, or 7.1%, from the quarter ended June 30, 2022, driven by increases in property operating and maintenance expenses of $8.9 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in insurance of $3.3 million, repair and maintenance of $2.1 million and utility expenses of $2.1 million.

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
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2023 and 2022:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$330,662	$310,196	$20,466	6.6%	$330,969	$316,025	$14,944	4.7%
Rental home income (1)	7,554	7,758	(204)	(2.6)%	7,577	7,775	(198)	(2.5)%
RV and marina base rental income (1)	204,802	196,815	7,987	4.1%	213,461	207,102	6,359	3.1%
Annual membership subscriptions	31,496	30,052	1,444	4.8%	32,159	30,749	1,410	4.6%
Membership upgrade sales (2)	6,796	5,790	1,006	17.4%	7,119	6,235	884	14.2%
Utility and other income (1)	58,712	53,875	4,837	9.0%	71,189	59,866	11,323	18.9%
Property operating revenues	640,022	604,486	35,536	5.9%	662,474	627,752	34,722	5.5%

Property operating and maintenance (1)(3)	228,850	210,554	18,296	8.7%	235,044	218,308	16,736	7.7%
Real estate taxes	35,874	35,448	426	1.2%	37,148	38,639	(1,491)	(3.9)%
Rental home operating and maintenance	2,117	2,611	(494)	(18.9)%	2,118	2,628	(510)	(19.4)%
Membership sales and marketing (4)	10,226	9,647	579	6.0%	10,359	9,783	576	5.9%
Property operating expenses, excluding property management	277,067	258,260	18,807	7.3%	284,669	269,358	15,311	5.7%
Income from property operations, excluding property management (5)	362,955	346,226	16,729	4.8%	377,805	358,394	19,411	5.4%
Property management	38,823	36,969	1,854	5.0%	38,823	36,970	1,853	5.0%
Income from property operations (5)	$324,132	$309,257	$14,875	4.8%	$338,982	$321,424	$17,558	5.5%
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
(2)Membership upgrade sales revenue is net of deferrals of $10.1 million and $10.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $1.6 million and $1.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for the six months ended June 30, 2023 increased $17.6 million, or 5.5%, from the same period in 2022, driven by an increase of $14.9 million, or 4.8%, from our Core Portfolio and an increase of $2.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses.
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
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the six months ended June 30, 2023 increased $18.8 million, or 7.3%, from the same period in 2022, driven by increases in property operating and maintenance expenses of $18.3 million. Core property operating and maintenance expenses were higher during the six months ended June 30, 2023, compared to the same period in 2022 due to increases in utility expenses of $6.2 million, repair and maintenance expenses of $4.7 million, insurance of $3.9 million, and property payroll expenses of $3.4 million.

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
______________________
(1)Amounts are restated. See Part I. Item 1.Financial Statements – Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information
Operating Activities
Net cash provided by operating activities decreased $36.9 million to $266.8 million for the six months ended June 30, 2023 from $303.8 million for the six months ended June 30, 2022. The decrease in net cash provided by operating activities was primarily due to a net increase in manufactured homes and the net change in other assets, net and accounts payable and other liabilities.
The following table summarizes our purchase and sale activity of manufactured homes:

	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Purchase of manufactured homes	$(66,562)	$(50,698)
Sale of manufactured homes	36,160	48,562
Manufactured homes, net	$(30,402)	$(2,136)

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2023 due to the material weakness in our internal control over financial reporting described below. In light of the material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the restated financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
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
Changes in Internal Control Over Financial Reporting
Other than the item noted above, during the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 12. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part 1. Item 1A. Risk Factors in our 2022 Form 10-K/A. On April 1, 2023, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part 1. Item 1A. Risk Factors in our 2022 Form 10-K/A with the risk factor described below.
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