Form 10-Q/A
period 2023-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-01-23
CIK 895417

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Report”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Equity Lifestyle Properties (the “Company”) for the quarter ended September 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on October 24, 2023 (the “Original Report”).

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
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes. Pursuant to the rules of the SEC, the exhibit list included in Part II, Item 6. Exhibits, of the Original Report has been amended and restated to include updates to applicable exhibits, consisting of currently-dated certifications.

Except for the Amended Items, this Amended Report is presented as of the date of the Original Report and has not been updated to reflect events, results or developments that occurred or facts that became known to us subsequent to the filing of the Original Report other than the Amended Items and those associated with the restatement of our consolidated financial statements.

Control Considerations

As previously disclosed in our Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2023 and June 30, 2023, management concluded that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were not effective due to a material weakness related to the lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Company’s Consolidated Statements of Cash Flows. During the quarter ended June 30, 2023, the Company enhanced its control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023, and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023. See Part I, Item 4. Controls and Procedures.

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
		As Restated
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
(e)    Prior period correction
We previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 the correction of an error related to the classification of cash outflows associated with the purchase of manufactured homes in the Consolidated Statements of Cash Flows. Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company previously concluded that this error was immaterial. Following receipt of a further comment letter from the SEC, the Company and the Audit Committee, on January 19, 2024, determined that the error was material to its previously issued financial statements, as included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

The impact of the restatements on the line items within the previously reported Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 previously filed in the Original Report is as follows (in thousands):

	Nine Months Ended September 30, 2022
Operating Activities	As Reported	Adjustment	As Restated
Manufactured homes, net	$—	(6,972)	$(6,972)
Other assets, net	$75,428	(75,726)	$(298)
Net cash provided by operating activities	$487,821	(82,698)	$405,123

Investing Activities
Capital improvements	$(268,614)	82,698	$(185,916)
Net cash used in investing activities	$(398,884)	82,698	$(316,186)

Cash and restricted cash, end of period	$30,510	—	$30,510

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

(amounts in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Deferred revenue - upfront payments from membership upgrade sales, beginning	$185,660	$163,957
Membership upgrade sales(1)	28,041	27,771
Revenue recognized from membership upgrade sales upfront payments	(10,863)	(9,543)
Net increase in deferred revenue - upfront payments from membership grade sales(1)	17,178	18,228
Deferred revenue - upfront payments from membership upgrade sales, ending(2)	$202,838	$182,185

Deferred commission expense, beginning	$50,441	$47,349
Deferred commission expense	5,861	5,531
Commission expense recognized	(3,122)	(2,850)
Net increase in deferred commission expense(1)	2,739	2,681
Deferred commission expense, ending	$53,180	$50,030
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2023 and 2022:
Quarter Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$351,243	$32,961	$384,204
Operations expenses	(183,579)	(28,502)	(212,081)
Income from segment operations	167,664	4,459	172,123
Interest income	1,637	631	2,268
Depreciation and amortization	(48,242)	(2,726)	(50,968)
Loss on sale of real estate and impairment, net	(949)	—	(949)
Income from operations	$120,110	$2,364	$122,474
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,333
General and administrative			(9,895)
Other expenses			(1,338)
Interest and related amortization			(33,434)
Equity in income of unconsolidated joint ventures			661
Early debt retirement			(68)
Consolidated net income			$80,741

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements (1)	$79,750	$2,420	$82,170
___________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.
Quarter Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$338,208	$38,497	$376,705
Operations expenses	(179,775)	(33,384)	(213,159)
Income from segment operations	158,433	5,113	163,546
Interest income	1,441	422	1,863
Depreciation and amortization	(50,026)	(2,521)	(52,547)
Loss on sale of real estate and impairment, net	(2,289)	(1,458)	(3,747)
Income from operations	$107,559	$1,556	$109,115
Reconciliation to consolidated net income:
Corporate interest income			2
Income from other investments, net			2,399
General and administrative (1)			(11,086)
Other expenses (1)			(1,627)
Interest and related amortization			(29,759)
Equity in income of unconsolidated joint ventures			1,465
Consolidated net income			$70,509

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements (2)	$49,553	$6,026	$55,579
______________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Amounts are restated. See Part I. Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Nine Months Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,029,609	$85,650	$1,115,259
Operations expenses	(526,052)	(73,559)	(599,611)
Income from segment operations	503,557	12,091	515,648
Interest income	4,819	1,782	6,601
Depreciation and amortization	(144,659)	(8,275)	(152,934)
Loss on sale of real estate and impairment, net	(3,581)	—	(3,581)
Income from operations	$360,136	$5,598	$365,734
Reconciliation to consolidated net income:
Corporate interest income			22
Income from other investments, net			6,897
General and administrative			(38,163)
Other expenses			(4,187)
Interest and related amortization			(99,144)
Equity in income of unconsolidated joint ventures			2,158
Early debt retirement			(68)
Consolidated net income			$233,249

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements (1)	$208,576	$22,596	$231,172
___________________
(1)Amounts are restated. See Part I. Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.
Nine Months Ended September 30, 2022

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$984,535	$109,675	$1,094,210
Operations expenses	(506,739)	(95,847)	(602,586)
Income from segment operations	477,796	13,828	491,624
Interest income	4,198	1,143	5,341
Depreciation and amortization	(145,200)	(7,537)	(152,737)
Loss on sale of real estate and impairment,, net	(2,289)	(1,458)	(3,747)
Income from operations	$334,505	$5,976	$340,481
Reconciliation to consolidated net income:
Corporate interest income			5
Income from other investments, net			6,920
General and administrative (1)			(34,834)
Other expenses (1)			(6,880)
Interest and related amortization			(85,276)
Equity in income of unconsolidated joint ventures			2,889
Early debt retirement			(1,156)
Consolidated net income			$222,149

Total assets	$5,160,230	$245,216	$5,405,446
Capital improvements (2)	$169,233	$16,683	$185,916
________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Amounts are restated. See Part I. Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies: (e) Prior Period Correction for more information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Rental income	$299,781	$285,272	$877,310	$837,892
Annual membership subscriptions	16,673	16,254	48,832	47,003
Membership upgrade sales (1)	3,744	3,308	10,863	9,543
Other income	15,658	15,580	51,283	43,316
Gross revenues from ancillary services	15,387	17,794	41,321	46,781
Total property operations revenues	351,243	338,208	1,029,609	984,535
Expenses:
Property operating and maintenance	125,081	121,692	357,660	337,363
Real estate taxes	19,017	17,734	56,165	56,373
Membership sales and marketing (1)	5,696	5,937	16,055	15,720
Cost of ancillary services	8,226	9,765	20,562	24,639
Ancillary operating expenses	5,672	5,644	16,900	16,671
Property management	19,887	19,003	58,710	55,973
Total property operations expenses	183,579	179,775	526,052	506,739
Income from property operations segment	$167,664	$158,433	$503,557	$477,796
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
For the quarter ended September 30, 2023, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $6.0 million, or $0.03 per fully diluted Common Share, to $133.8 million, or $0.68 per fully diluted Common Share, compared to $127.8 million, or $0.65 per fully diluted Common Share, for the same period in 2022. For the nine months ended September 30, 2023, FFO available for Common Stock and OP Unit holders increased $10.2 million, or $0.05 per fully diluted Common Share, to $407.1 million, or $2.08 per fully diluted Common Share, compared to $396.9 million, or $2.03 per fully diluted Common Share for the same period in 2022.

Management's Discussion and Analysis (continued)

For the quarter ended September 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $3.7 million, or $0.01 per fully diluted Common Share, to $133.9 million, or $0.68 per fully diluted Common Share, compared to $130.2 million, or $0.67 per fully diluted Common Share, for the same period in 2022. For the nine months ended September 30, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $10.2 million, or $0.05 per fully diluted Common Share, to $413.7 million, or $2.12 per fully diluted Common Share, compared to $403.5 million, or $2.07 per fully diluted Common Share, for the same period in 2022.
For the quarter ended September 30, 2023, our Core Portfolio property operating revenues increased 5.0% and property operating expenses, excluding property management, increased 5.1%, from the same period in 2022, resulting in an increase in income from property operations, property management, of 5.0%, compared to the same period in 2022. For the nine months ended September 30, 2023, our Core Portfolio property operating revenues, increased 5.6% and property operating expenses, excluding property management, increased 6.5% from the same period in 2022, resulting in an increase in income from property operations, excluding property management, of 4.9% compared to the same period in 2022.
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

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$76,969	$67,163	$222,260	$211,578
Income allocated to non-controlling interests – Common OP Units	3,772	3,346	10,981	10,563
Depreciation and amortization	50,968	52,547	152,934	152,737
Depreciation on unconsolidated joint ventures	1,141	1,035	3,357	2,811
Gain on unconsolidated joint ventures	—	—	(416)	—
Loss on sale of real estate and impairment, net	949	3,747	3,581	3,747
FFO available for Common Stock and OP Unit holders	133,799	127,838	392,697	381,436
Early debt retirement	68	—	68	1,156
Transaction/pursuit costs (1)	—	302	117	3,384
Accelerated vesting of stock-based compensation (2)	—	—	6,320	—
Lease termination expenses (3)	—	2,073	90	2,073
Normalized FFO available for Common Stock and OP Unit holders	$133,867	$130,213	$399,292	$388,049
Weighted average Common Shares outstanding – Fully Diluted	195,440	195,269	195,414	195,248
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
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio for the quarters ended September 30, 2023 and September 30, 2022:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$167,780	$157,037	$10,743	6.8%	$167,937	$159,045	$8,892	5.6%
Rental home income (1)	3,542	3,729	(187)	(5.0)%	3,553	3,744	(191)	(5.1)%
RV and marina base rental income (1)	106,426	104,297	2,129	2.0%	112,819	109,882	2,937	2.7%
Annual membership subscriptions	16,242	15,833	409	2.6%	16,673	16,254	419	2.6%
Membership upgrades sales (2)	3,331	2,427	904	37.2%	3,744	3,308	436	13.2%
Utility and other income (1)	31,350	29,582	1,768	6.0%	35,840	32,746	3,094	9.4%
Property operating revenues	328,671	312,905	15,766	5.0%	340,566	324,979	15,587	4.8%

Property operating and maintenance (1)(3)	122,469	117,640	4,829	4.1%	126,238	122,513	3,725	3.0%
Real estate taxes	18,529	16,577	1,952	11.8%	19,017	17,734	1,283	7.2%
Rental home operating and maintenance	1,762	1,483	279	18.8%	1,765	1,489	276	18.5%
Membership sales and marketing (4)	5,595	5,413	182	3.4%	5,696	5,937	(241)	(4.1)%
Property operating expenses, excluding property management	148,355	141,113	7,242	5.1%	152,716	147,673	5,043	3.4%
Income from property operations, excluding property management (5)	180,316	171,792	8,524	5.0%	187,850	177,306	10,544	5.9%
Property management	19,887	19,003	884	4.7%	19,887	19,003	884	4.7%
Income from property operations (5)	$160,429	$152,789	$7,640	5.0%	$167,963	$158,303	$9,660	6.1%
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
(2)Membership upgrade sales revenue is net of deferrals of $7.0 million and $7.8 million for the quarters ended September 30, 2023 and September 30, 2022, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $1.2 million for both quarters ended September 30, 2023 and September 30, 2022.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended September 30, 2023, increased $9.7 million, or 6.1%, from the quarter ended September 30, 2022, driven by an increase of $7.6 million, or 5.0%, from our Core Portfolio, and an increase of $2.1 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.

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
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended September 30, 2023 increased $7.2 million, or 5.1%, from the quarter ended September 30, 2022, driven by increases in property operating and maintenance expenses of $4.8 million. Core property operating and maintenance expenses were higher in 2023 primarily due to increases in insurance of $2.0 million, repair and maintenance expenses of $1.8 million and utility expenses of $1.4 million.

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
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2023 and 2022:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$498,442	$467,233	$31,209	6.7%	$498,906	$475,070	$23,836	5.0%
Rental home income (1)	11,096	11,487	(391)	(3.4)%	11,130	11,519	(389)	(3.4)%
RV and marina base rental income (1)	311,228	301,112	10,116	3.4%	326,280	316,984	9,296	2.9%
Annual membership subscriptions	47,738	45,885	1,853	4.0%	48,832	47,003	1,829	3.9%
Membership upgrade sales (2)	10,127	8,217	1,910	23.2%	10,863	9,543	1,320	13.8%
Utility and other income (1)	90,062	83,457	6,605	7.9%	107,029	92,612	14,417	15.6%
Property operating revenues	968,693	917,391	51,302	5.6%	1,003,040	952,731	50,309	5.3%

Property operating and maintenance (1)(3)	351,319	328,194	23,125	7.0%	361,282	340,821	20,461	6.0%
Real estate taxes	54,403	52,025	2,378	4.6%	56,165	56,373	(208)	(0.4)%
Rental home operating and maintenance	3,879	4,094	(215)	(5.3)%	3,883	4,117	(234)	(5.7)%
Membership sales and marketing (4)	15,821	15,060	761	5.1%	16,055	15,720	335	2.1%
Property operating expenses, excluding property management	425,422	399,373	26,049	6.5%	437,385	417,031	20,354	4.9%
Income from property operations, excluding property management (5)	543,271	518,018	25,253	4.9%	565,655	535,700	29,955	5.6%
Property management	58,710	55,972	2,738	4.9%	58,710	55,973	2,737	4.9%
Income from property operations (5)	$484,561	$462,046	$22,515	4.9%	$506,945	$479,727	$27,218	5.7%
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
(2)Membership upgrade sales revenue is net of deferrals of $17.2 million and $18.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $2.8 million and $2.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for the nine months ended September 30, 2023 increased $27.2 million , or 5.7%, from the same period in 2022, driven by an increase of $22.5 million, or 4.9%, from our Core Portfolio and an increase of $4.7 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses.
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

Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the nine months ended September 30, 2023 increased $26.0 million, or 6.5%, from the same period in 2022, driven by increases in property operating and maintenance expenses of $23.1 million. Core property operating and maintenance expenses were higher during the nine months ended September 30, 2023, compared to the same period in 2022 due to increases in utility expenses of $7.6 million, repair and maintenance expenses of $6.5 million, insurance of $5.9 million, and property payroll expenses of $2.9 million.

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

Management's Discussion and Analysis (continued)
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

Management's Discussion and Analysis (continued)

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Remediation of Material Weakness
As previously disclosed in our Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2023 and June 30, 2023, management identified a material weakness related to a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statements of Cash Flows. During the quarter ended June 30, 2023, we enhanced our control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statement of Cash Flows. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
Other than the item noted above, during the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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