Form 10-K
period 2023-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-02-22
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $12,290.1 million as of June 30, 2023 based upon the closing price of $66.89 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 16, 2024, 186,492,242 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 30, 2024.

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
We are one of the nation's largest real estate networks with a portfolio of 451 Properties (including joint venture Properties) consisting of 172,465 Sites located throughout 35 states in the U.S. and British Columbia in Canada as of December 31, 2023.

WA
4
3
2
2
4
2
MT
ND
2
MN
4
ME
3
OR
ID
4
SD
WI
3
2
4
MI
NY
3
VT
3
2
NH
WY
NE
IA
2
2
2
MA
CT
2
3
RI
PA
6
8
NJ
2
UT
CO
8
3
NV
IL
IN
OH
3
2
2
9
DE
3
6
MD
KS
MO
KY
WV
VA
5
3
3
4
9
3
CA
7
AZ
3
25
3
OK
TN
2
NC
AR
9
3
2
10
6
8
5
NM
SC
2
MS
AL
GA
TX
LA
2
12
11
24
58
13
FL
21
16
9
2

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
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 377 Properties with over 139,000 Sites to 451 Properties with approximately 172,500 Sites as of December 31, 2023. During the year ended December 31, 2023, we acquired one RV community. We also acquired two land parcels adjacent to certain Properties consisting of approximately two developable acres. We continually review the Properties in our portfolio to ensure we are delivering on our business and customer service objectives. Over the last five years, we redeployed capital to Properties in markets we believe have greater long-term potential and sold five all-age MH communities located in Indiana and Michigan that were not aligned with our long-term goals.
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
Acquisitions will be financed with the most efficient available sources of capital, which may include undistributed Funds from Operations (“FFO”), issuance of additional equity securities, including under an at-the-market (“ATM”) equity offering program that we expect to put in place shortly, sales of investments and collateralized and uncollateralized borrowings, including our existing line of credit. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an acquisition structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
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
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion (“Expansion Sites”) allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 124 of our Properties have potential Expansion Sites, offering approximately 6,500 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 31 Properties and 7 land parcels that contain approximately 1,000 acres for future expansion.
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
Our Environmental, Social and Governance Taskforce (“ESG Taskforce”) supports our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively “ESG Matters”). Led by the Sustainability team and overseen by our Executive Vice President and Chief Operating Officer, the ESG Taskforce is comprised of a cross-functional team of employees.
The ESG Taskforce reports on ESG Matters to the Compensation, Nominating and Corporate Governance Committee of the Board of Directors and senior management. The Compensation, Nominating and Corporate Governance Committee is responsible for the review of our ESG strategy, initiatives and policies. Additionally, the Audit Committee of the Board of

Directors is responsible for the discussion and review of policies with respect to risk assessment and risk management, including, but not limited to, human capital, climate, cyber security and other ESG risks. The Strategic Planning Committee further assists the Board in assessing ESG strategies. Quarterly committee meetings with the Board include educational briefings from management regarding a wide variety of strategic initiatives, including ESG-related matters.
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
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2023, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female. To attract diverse applicants, we partner with third parties and post openings to a wide variety of job boards. We also have an annual internship program designed to, among other things, create a pipeline of qualified candidates for positions within the Company and to attract diverse candidates. We recognize the importance of experienced leadership and as of December 31, 2023, the average tenure for the executive team was 18 years. The average age of our employees is 51, with ages spanning multiple generations, similar to our residents and guests.
Our employees are fairly compensated, without regard to gender, race and ethnicity and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. All employees are supported with a strong training and development program and a well-rounded benefits plan to help them maintain their health and financial well-being. Employees are offered flexibility to meet personal and family needs. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package that includes five mental health and well-being days, paid parental and paid family leave programs that exceed minimum regulatory requirements, back up child care services, pet insurance, paw-ternity leave and paid volunteer time off. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
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
All benefits eligible employees can take paid time off annually to volunteer with a charitable organization of their choice. Team members are encouraged to use this time to make a difference in their communities and utilized over 8,500 Community Impact hours during the year ended December 31, 2023. Making a positive impact in the greater communities in which we operate not only helps us make a difference in the lives of others, but also enhances our knowledge of and connection to the people and places we serve. Throughout our Properties across North America, we work to create a comfortable and welcoming environment for everyone – residents, guests and employees. People helping people is the norm, and our Making a Difference in Our Communities program is designed to foster and support these acts of goodwill, generosity and neighborly care. Our strategic sponsorships leverage our communities to give back. Funded through the generosity of our employees and friends of ELS, ConsiderOthers is a 501(c)(3) non-profit charity that provides financial and other assistance to our residents and employees. These acts of kindness enhance the bonds our customers have with each other and to our communities. We are proud to help foster these efforts in our communities.
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
Our Journey at ELS encompasses a three-part strategy to manage our impact, while also focusing on how we can provide environmental benefit beyond our own operations. Our focus is on reducing operational impact, enabling customer impact and enhancing positive impact. Underpinning Our Journey is a practice of continual innovation. We aim to reduce emissions from our operations through our investments in resource conservation, efficiency and renewable energy programs. We enable customer conservation and efficiency by providing recycling and composting offerings, promoting water and energy reduction through education and technology and pursuing community-level certifications and procuring ENERGY STAR® certified homes to save our residents money and energy. We are committed to preserving biodiversity within our portfolio and providing outdoor access to our guests and residents. Our natural capital both within our properties and beyond through our collaboration with American Forests has positive climate benefits.
At ELS, we are taking steps to reduce our carbon footprint and our impact on the environment, including energy management, water management and waste management. Our environmental metrics consist primarily of the impact of our customers on our properties as well as ELS operational impacts. We have designed our strategy to reduce ELS’ impact and promote the benefits of our properties, while enabling our customers to share in this journey with us. Lloyd's Register Quality Assurance ("LRQA") was retained to provide independent assurance of our 2022 environmental metrics to a limited level of assurance and materiality.
At ELS, we focus on operating sustainable communities for our guests and residents to enjoy and believe community-level certifications provide the best representation of our sustainable business practices on our properties. Our focus extends beyond efficient buildings to sustainable communities through the National Association of RV Parks & Campgrounds ("ARVC")’s Plan-It Green Friendly Park Program for our RV communities and state-level Clean Marina designations. Both programs provide external validation and recognition of our communities’ implementation of best practices to promote a more sustainable operation.
We are committed to maintaining biodiversity across our portfolio and creating assets that are connected to their natural and local environments. The Manufactured Housing Institute ("MHI") recognized Colony Cove in Ellenton, FL with its 2023 Leadership in Sustainability Award for planting more than 4,000 trees on a 1.5-acre peninsula in the community, creating a beneficial microforest. The annual MHI awards recognize communities that deliver extraordinary resident experiences due to their all-around excellence in operations, professionalism, amenities and community involvement.
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
We have a stakeholder engagement approach that enables us to understand our stakeholders’ perceptions and concerns, encourages regular dialogue and leverages industry frameworks to communicate our ESG impacts. Our 2022 Sustainability Report references the Global Reporting Initiative ("GRI"), Sustainability Accounting Standards Board ("SASB") and Task Force on Climate-related Financial Disclosures ("TCFD") frameworks. Further information on our sustainability strategy and ESG efforts can be found on our website at https://www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this annual report on Form 10-K.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancellable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 8,258 Sites in 24 of our MH Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
In Florida, which represents 38.3% of total sites and 45.3% of total property operating revenues, in connection with offering a Site in a MH community for rent, the MH community owner must deliver to the prospective resident a prospectus required by Florida Statutes Chapter 723.011, which must first be approved by the state's regulatory agency. The prospectus contains certain required disclosures regarding the community, the rights and obligations of the MH community owner and residents and a copy of the lease agreement. A prospectus may describe what factors the MH community owner can use to justify a rental rate increase and may contain limitations on the rights of the MH community to increase rental rates. However, in the absence of such limitations, the MH community owner may increase rental rates to market, subject to certain advance notice requirements and a statutory requirement that the rental increase and rental rates be reasonable. See further discussion below related to rent control legislation.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2024. We have a $125.0 million per occurrence limit with respect to our

MH and RV all-risk property insurance program, which includes approximately $50.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2024 and the property insurance program, which we plan to renew, expires on April 1, 2024. The marina property insurance program has a $25.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
•Lifestyle Choice: There are currently over 1 million RV camp sites in privately owned RV parks and campgrounds in the United States per the National Association of RV Parks and Campgrounds (“ARVC”). According to the Recreational Vehicle Industry Association (the “RVIA”) in 2021, RV ownership has reached record levels. More than 11.2 million households now own an RV, a 26% increase since 2011 and a 62% increase since 2001. RV ownership is split almost equally between those over and under the age of 55, with significant growth among 18 to 34 year-olds, who now make up 22% of the market. The 73 million people born in the United States from 1946 to 1964, or “baby boomers,” make up one of the largest and fastest growing segments in this market. According to the RVIA, data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or millennials and Gen Z, over the coming years. The consumers most likely to purchase RVs, according to a study conducted with Nielsen in 2016 by Go RVing, a coalition of RV industry trade groups, are families searching for adventures, individuals looking for locations with natural beauty and opportunities for outdoor sports and recreation and kid-free adult adventurers enjoying the freedom, convenience and low-cost options of RVs. Ownership is spread widely not only across age levels but also across genders, as well as household income and education. According to “The 2023 North American Camping Report”, the use of RVs as a primary camping accommodation by campers increased 29.3% from 2019 to 2022. In 2022, 15 million households went RVing at some point, including the more than 11.2 million RV owners.
According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2023 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 15% within the next 15 years.
We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.
The National Marine Manufacturers Association (“NMMA”) released its 2022 U.S. Recreational Boating Statistical Abstract in January 2024. Total recreational marine expenditures during 2022 reached a high of $59.3 billion, a 4.4% and 37.1% increase over 2021 and 2019, respectively. According to NMMA, an estimated 85 million Americans go boating each year.
According to the U.S. Bureau of Economic Analysis (“BEA”), demand for recreational marine purchases has continued in 2022, as boating and fishing represent the second largest outdoor recreation activities in the U.S., with $32.4 billion in current-dollar value added to the economy.
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
•Second Home and Vacation Home Demographics: The National Association of Realtors (“NAR”) released their Vacation Home Counties Report in 2021, which indicated that vacation home sales surged throughout the pandemic. In 2020, vacation home sales rose by 16.4%, outpacing the 5.6% growth in total existing-home sales. The share of vacation home sales to total existing-home sales increased to 6.7% in the first four months of 2021, up from a 5% share in 2019.

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
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:
•Shipments: According to statistics compiled by the U.S. Census Bureau, 2023 shipments of manufactured homes to dealers were closer to pre-pandemic levels with 89,200 shipments. 2022 shipments of manufactured homes to dealers appeared to be the highest in over a decade, marking the first time that shipments exceeded over 100,000 for two consecutive years. According to the RVIA, wholesale shipments of RVs for 2023 ended with 313,174 shipments. 2021 and 2022 represented two of the three highest years in terms of RV shipments.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2023
700,000
600,000
500,000
400,000
300,000
200,000
100,000
-
2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 2023
RV's (1)
Manufactured Housing (MH) (2)

———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: We believe consumers view RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. While 2023 retail sales of RVs were 344,595, down approximately 14.8% from 2022, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2021 marked the highest sales year for the industry at 516,565. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
•Availability of financing: Although RV financing is readily available, the economic and legislative environment has generally made it difficult for buyers of both manufactured homes and RVs to obtain financing. Legislation enacted in 2008 and effective in 2010, known as the SAFE Act (Secure and Fair Enforcement for Mortgage Licensing Act) requires community owners interested in providing financing to buyers of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In comparison to financing available to buyers of site-

built homes, the few third-party financing sources available to buyers of manufactured homes offer financing with higher down payments, higher rates and shorter maturities and loan approval is subject to more stringent underwriting criteria. See Item 1A. Risk Factors and our consolidated financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.
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
•a recession or economic downturn;
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
•adverse outcomes of litigation;
•COVID-19, or other highly infectious or contagious diseases, which has had and could continue to have an adverse effect on our business; and
•the realization of any other risk factors included in this Annual Report on Form 10-K.
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

General Economic Conditions and Economic Downturns in Markets with a Large Concentration of Our Properties May Adversely Affect Our Financial Condition, Results of Operations, Cash Flows and Ability to Make Distributions.
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas where a substantial number of our Properties are located. Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact demand for our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient. We are also exposed to the risks of downturns in the local economy or other local real estate market conditions. As we have a large concentration of Properties in certain markets, most notably Florida, Northeast, California and Arizona, which comprised 45.3%, 11.3%, 10.6% and 10.4%, respectively, of our total property operating revenue for the year ended December 31, 2023, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions.
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
•expected synergies may not materialize; and
•we may acquire properties in new markets where we face risks associated with lack of market knowledge, such as understanding of the local economy, the local government and/or local permit procedures.
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
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays, resulting in increased costs and lower than expected revenues. The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. As a result, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease to potential customers and adversely affect our business, financial condition and results of operations. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition, Results of Operations and Cash Flows.
We have, and we may be required to, from time to time, make significant capital expenditures to maintain or enhance the competitiveness of our Properties, including infrastructure improvements. In addition, as most of our residents own their homes located in our Properties, the replacement, repairs and refurbishment of these homes may not be within our control. If our Properties are not as attractive to current and prospective customers as compared to the properties owned by our competitors, we could lose customers or suffer lower rental rates. There is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. In addition, the price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including supply chain disruptions. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. To the extent that the expenditures exceed our available cash, we may need to secure new financing.
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. As of December 31, 2023, we had 10 Properties in our portfolio subject to ground lease agreements for land.

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
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. The Secure and Fair Enforcement for Mortgage Licensing Act requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower's ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing to obtain loans to purchase manufactured homes or RVs. Homeowners' ability to obtain affordable financing could affect our ability to sell homes.
Our Investments in Joint Ventures Could Be Adversely Affected by Our Lack of Sole Decision-Making Authority Regarding Major Decisions, Our Reliance on Our Joint Venture Partners' Financial Condition, Any Disputes That May Arise Between Us and Our Joint Venture Partners and Our Exposure to Potential Losses From the Actions of Our Joint Venture Partners.
We currently and may continue to acquire properties through or make investments in joint ventures with other persons or entities. Joint venture investments involve risks not present with respect to our wholly owned Properties, including the following:
•Our joint venture partners may experience financial distress, become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property, increase our financial commitment to the joint venture or adversely impact the ongoing operations of the joint venture;
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
There is a Risk of Accidents, Injuries or Outbreaks Occurring at Our Properties Which May Negatively Impact Our Operations.
While we maintain and promote safety at our Properties, there are inherent risks associated with certain features, assets and activities at our communities. An accident, injury or outbreak at any of our communities, particularly an accident, injury or outbreak involving the safety of our residents, guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident, injury or outbreak at any of our communities could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our communities and negatively impact our results of operations.

Our Success Depends on Our Talented Employees, Management, Directors and Key Personnel.
Our employees, management, directors and other key personnel have a significant role in our success. Our ability to attract, retain and motivate talented employees and directors could significantly impact our future performance. The loss of one or more members of our senior leadership team could materially and adversely affect us. Competition for these individuals is intense, and there is no assurance that we will retain our directors, key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future.
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
Public health crises, such as the COVID-19 pandemic, could materially and adversely impact or disrupt our business, including our financial condition, results of operations and cash flows.
Pandemics, epidemics, or other public health crises, including the COVID-19 pandemic, have had and could in the future have significant repercussions across regional, national and global economies and financial markets. These events have caused and could in the future cause governmental and societal responses that are highly uncertain, and we cannot predict with confidence the impact a public health crisis would have on macroeconomic conditions, consumer behavior, cross-border travel, labor availability, credit and financing conditions, supply chain management, and local operations in impacted markets, all of which can materially and adversely affect our financial condition, results of operations and cash flows.
Risks Relating to Governmental Regulation and Potential Litigation
Changes to Federal and State Laws and Regulations Could Adversely Affect Our Operations and the Market Price of Our Common Stock.
Our Properties and business operations are subject to certain federal, state and local and foreign laws, regulations and policies. Compliance with laws and regulations that govern our operations may require significant expenditures or modifications of business plans that could have a detrimental effect on our Properties and operations. We do not know whether existing requirements will change or whether future requirements will develop, which may require us to spend additional amounts to comply with the regulations, or may restrict our ability to conduct our business operations in ways that are profitable. Failure to comply with these requirements could subject us to significant liability, including governmental fines or private litigation. There can be no assurance that the application of laws, regulations or policies will not occur in a manner that could have a detrimental effect on our financial condition, results of operations and cash flows.
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
Litigation Risk Could Materially and Adversely Affect Our Business.
We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and investigations relating to our operations, corporate transactions, dispositions and investments and otherwise in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, anticompetitive, antitrust, employment, environmental, development, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's and our Directors' attention and resources away from our business. We cannot provide any assurance regarding the outcome of any claims, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have agreed to indemnify our present and former Directors and Officers in connection with litigation in which they are named or threatened to be named as a party in their capacity as Directors and

Officers. Any judgments, fines or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us.
Environmental Risks
Natural Disasters Have and Could in the Future Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2023, we owned or had an ownership interest in 451 Properties, including 136 Properties and 19 marinas located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Climate Change May Adversely Affect Our Business.
Climate change could increase the frequency and severity of natural disasters and change weather patterns. Our markets could experience increases in storm intensity, frequency and magnitude of hurricanes, wildfires, rising sea levels, drought and changes to precipitation and temperatures. The physical effects of climate change could have a material adverse effect on our properties, operations and business. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected. Our properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impact resulting from climate change. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Climate change, natural disasters and changing weather patterns may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
In addition, changes in federal, state and local legislation and regulation may require increased capital expenditures at our Properties. Additionally, these capital expenditures may or may not result in lower on-going expenses or make an impact on the desirability of our Properties and our ability to attract high quality residents and guests. Any such losses, increases in costs or business interruptions could adversely affect our financial condition and operating results.
Environmental and Utility-Related Problems are Possible and Can Be Costly.
Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to pay fines and penalties and investigate and clean up hazardous or toxic substances, including lead or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Properties containing lead may require removal of the material. This can be costly and, if the lead infiltrates the groundwater or other water supply, further remediation may be necessary. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the applicable laws may be held responsible for all of the clean-up costs incurred. In addition, third parties could sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.
Environmental laws also govern the presence, maintenance and removal of environmental contamination, including asbestos, wastewater discharge and oil spills. Such laws require that owners or operators of properties containing hazardous or toxic substances to properly manage them, including, but not limited to, requirements to notify and train relevant persons to take special precautions, and to remove or otherwise abate the contaminant. Such laws may impose fines and penalties on real property owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to the contaminant. Moreover, certain of our marinas are located on waterways that are subject to federal laws, including the Clean Water Act and the Oil Pollution Act, as well as analogous state laws regulating navigable waters, oil pollution, adverse impacts to fish and wildlife, and other matters. For example, under the Oil Pollution Act, owners and operators of vessels and onshore facilities may be subject to liability for removal costs and damages arising from an oil spill in waters of the United States.
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
Stakeholder Evaluations of ESG Matters May Impact Our Ability to Attract Investors and Could Have a Negative Impact on Our Reputation.
Evaluations of ESG Matters are important to investors and other stakeholders, and there is an increased focus on such matters by various regulatory authorities, including the SEC and the state of California. ESG assessments by certain organizations that provide corporate governance and other corporate risk advisory services to investors provide scores and ratings to evaluate companies based upon publicly available information. In addition, investors, particularly institutional investors, may use ESG or sustainability scores to benchmark companies against their peers. The methodologies by which ESG Matters are assessed may vary among evaluators and regulatory authorities. The activities and expense required to comply with new and varying criteria, laws, regulations or standards may be significant. Some investors focus on disclosures of ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score in making an investment decision. Although we have undertaken and continue to pursue ESG initiatives and disclosures, there can be no assurance that we will score highly on ESG Matters across evaluators in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to score differently or worse than it has in the past and may result in investors deciding to refrain from investing in us and/or result in a negative perception of the Company, all of which could have an adverse impact on the price of our securities.
Risks Relating to Debt and the Financial Markets
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Results of Operations.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $3,548.1 million as of December 31, 2023, of which $31.0 million, or 0.87%, is related to our line of credit and $90.5 million of secured debt, or 2.55%, matures in 2025 (with no secured or unsecured loans maturing in 2024). Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
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
Our Ability to Obtain Mortgage Financing or Refinance Maturing Mortgages May Adversely Affect Our Financial Condition.
Lenders' demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. Market factors including increases in the U.S. federal reserve funds rate may result in increases in market interest rates, which could increase the costs of refinancing existing indebtedness or obtaining new debt.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 20.5% as of December 31, 2023. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and could make us more vulnerable to a downturn in business or the economy generally.
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
Risks Related to Our Company Ownership
Provisions of Our Charter and Bylaws Could Inhibit Changes of Control.
Certain provisions of our charter and bylaws may delay or prevent a change of control or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their common stock or future series of preferred stock, if any, which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below and advance notice requirements for shareholder proposals and nomination of directors. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our stockholders.
Maryland Law Imposes Certain Limitations on Changes of Control.
Certain provisions of the Maryland General Corporation Law (“MGCL”) prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of our outstanding common stock, or with an affiliate of ours, who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of our outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for shares of our common stock. The Board of Directors has exempted from these provisions under Maryland law any business combination with certain holders of OP Units who received them at the time of our initial public offering and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
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
Our Business Ethics and Conduct Policy May Not Adequately Address All Actual or Perceived Conflicts of Interest That May Arise With Respect to Our Activities.
In order to avoid any actual or perceived conflicts of interest involving any of our Board of Directors, our officers or our employees, we have a business ethics and conduct policy to specifically manage and address some of the potential conflicts relating to our activities. Although under this policy, specified transactions, agreements and relationships involving members of our Board of Directors, officers or employees must be approved pursuant to the terms of the policy, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. If we fail, or appear to fail, to identify, disclose and appropriately address potential conflicts of interest, there could be an adverse effect on our business or reputation regardless of whether any such claims have merit.
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
Market Interest Rates May Have an Effect on the Value of Our Common Stock.
One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rates with respect to such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more of our funds to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.
Issuances or Sales of Our Common Stock May Be Dilutive.
The issuance or sale of substantial amounts of our common stock could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized Funds from Operations (“Normalized FFO”) per share. We have in the past and may in the future sell shares of our common stock under an ATM equity offering program from time-to-time. The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.
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
•additions or departures of key employees, management, directors and other key personnel;
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
Other Risk Factors Affecting Our Business
We May Identify Material Weaknesses in the Future or Otherwise Fail to Establish and Maintain Effective Internal Control Over Financial Reporting, Which Could Have a Material Adverse Effect on Our Business and Stock Price.

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

As a result of the classification error and related material weakness described in Part II, Item 9A. Controls and Procedures, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, and contractual or other claims arising from the restatement, material weakness, and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2024. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes approximately $50.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2024, and the property insurance program, which we plan to renew, expires on April 1, 2024. The marina property insurance program has a $25.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.
We rely extensively on internally and externally hosted computer systems to process transactions, manage the privacy and security of data, including customer data, and operate our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems, as well as our other information technology systems and our networks are subject to system security risks, cybersecurity breaches, outages, disruptions, including disruptions that result in our and our customers' loss of access to our information systems, and other risks. These could include malware, ransomware, and cybersecurity attacks, attempts to gain unauthorized access to our data and computer systems or steal confidential information, including credit card information from our customers, or they could include breaches due to error, malfeasance or other disruptions of employees, independent contractors or consultants. Even if we are not targeted directly, cybersecurity attacks on other entities and institutions, including our customers, vendors, or other third parties with whom we do business, may occur and such events could impact our systems and networks, and disrupt our normal business operations. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, but these measures may not be sufficient to mitigate all related risks. While we continue to improve our cybersecurity and take measures to protect our business, it may not always be possible to anticipate, detect, or recognize threats to our systems, to implement effective preventive measures, nor to ensure that our financial results will not be negatively impacted by such an incident. The extent of a particular cybersecurity attack and the steps that we may need to take to investigate the attack also may not be immediately clear. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Information and data maintained in digital form are subject to the risks of unauthorized access, modification, exfiltration, destruction or denial of access. Any compromise of our security could result in a violation of applicable privacy, information security, and other laws, which continue to evolve and may be inconsistent from one jurisdiction to another, and could result in potential liability, damage our reputation, disrupt and affect our business operations and result in lawsuits against us. Furthermore, we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers, the amount of which could be significant. In addition, cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve it is possible we may encounter issues being fully compliant with these legal standards which could result in material adverse effects on our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are subject to oversight by the Company’s Board of Directors. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; and (iv) maintaining the confidence of our customers, clients and business partners.
Risk Management and Strategy
Consistent with overall ERM policies and practices, the Company’s cybersecurity program focuses on the following areas:
•Vigilance: The Company maintains a primarily domestic presence, with our cybersecurity threat operations designed with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, software updates and patches, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Training: The Company provides periodic mandatory training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel.

•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated periodically.
•Communication and Coordination: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board of Directors and the Audit Committee in an ongoing dialogue regarding cybersecurity threats and incidents.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and the Company considers adjustments to its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.
The Company is not aware of any cybersecurity incidents in the last three years that have materially affected or are reasonably likely to materially affect the business strategy, results of operations, or financial condition of the Company. For more information regarding how cybersecurity threats could materially affect the Company, see "We Face Risks Relating to Cybersecurity Incidents and Privacy Laws." in Item 1A. Risk Factors.
Governance
The Board of Directors, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board of Directors and the Audit Committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting guidelines. Decisions regarding the disclosure and reporting of such incidents are made by management in a timely manner. The Board of Directors and Audit Committee receive ongoing updates regarding any such incidents until they have been addressed. The Audit Committee regularly interacts with the Company's ERM function, the Company's Vice President of Information Technology, other members of management and relevant management committees, including the Company's Security Advisory Board and Cybersecurity Incident Response Team. On a quarterly basis each year, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s Vice President of Information Technology.
The Company’s Vice President of Information Technology is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Vice President of Information Technology works in coordination with the other members of the Security Advisory Board, which includes our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Legal Officer. The Company’s Vice President of Information Technology has over 25 years in Information Technology leadership including 15 years overseeing security and compliance operations. The Director of Information Security has over 15 years in various security roles in private and public sectors and has attained the professional certification of Certified Information Systems Security Professional (CISSP).
The Company’s Vice President of Information Technology and Director of Information Security, in coordination with the Security Advisory Board and Cybersecurity Incident Response Team, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Vice President of Information Technology and Director of Information Security, in coordination with the Security Advisory Board and Cybersecurity Incident Response Team monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

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
Property Portfolio
As of December 31, 2023, we owned or had an ownership interest in a portfolio of 451 Properties located predominantly in the United States containing 172,465 Sites. A total of 120 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues for the year ended December 31, 2023.
The following table sets forth certain information relating to our 437 wholly-owned Properties containing 168,901 Sites as of December 31, 2023, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Florida
East Coast:
Aventura Marina	Aventura	FL	Marina	15	—	6	6	100.0%
Hi-Lift Marina	Aventura	FL	Marina	3	—	211	209	100.0%
Cheron Village	Davie	FL	MH	30	—	202	202	99.0%
Carriage Cove	Daytona Beach	FL	MH	59	—	418	418	84.2%
Daytona Beach Marina	Daytona Beach	FL	Marina	5	—	179	151	100.0%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	97.8%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	98.9%
Bulow RV	Flagler Beach	FL	RV	(g)	91	352	123	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20	—	164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103	—	611	611	94.1%
Park City West	Fort Lauderdale	FL	MH	60	—	363	363	97.5%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32	—	245	245	97.1%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(g)	—	130	47	100.0%
Hollywood Marina	Hollywood	FL	Marina	9	—	190	140	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Jupiter Marina	Jupiter	FL	Marina	5	—	231	201	100.0%
Lake Worth Village	Lake Worth	FL	MH	117	—	823	823	95.9%
Lantana Marina	Lantana	FL	Marina	5	—	394	278	100.0%
Maralago Cay	Lantana	FL	MH	102	—	602	602	96.8%
South Lantana Marina	Lantana	FL	Marina	1	—	73	55	100.0%
Coral Cay Plantation	Margate	FL	MH	121	—	818	818	97.1%
Lakewood Village	Melbourne	FL	MH	68	—	349	349	88.8%
Miami Everglades	Miami	FL	RV	34	9	303	45	100.0%
South Miami Marina	Miami	FL	Marina	41	—	254	221	100.0%
Okeechobee RV Resort	Okeechobee	FL	RV	110	—	740	285	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43	—	301	301	88.7%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	149	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12	—	133	113	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55	—	378	378	96.8%
Breezy Hill	Pompano Beach	FL	RV	52	—	762	322	100.0%
Hidden Harbour Marina	Pompano Beach	FL	Marina	4	—	357	250	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15	—	148	15	100.0%
Inlet Harbor Marina	Ponce Inlet	FL	Marina	10	—	295	221	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64	—	435	435	84.1%
Pickwick Village	Port Orange	FL	MH	84	—	441	441	95.5%
Rose Bay	Port Orange	FL	RV	21	2	303	201	100.0%
Palm Lake	Riviera Beach	FL	MH	154	—	916	916	71.4%
Riviera Beach Marina	Riviera Beach	FL	Marina	6	—	326	283	100.0%
Indian Oaks	Rockledge	FL	MH	38	—	208	208	100.0%
Space Coast	Rockledge	FL	RV	24	—	270	178	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15	—	438	323	100.0%
Riverwatch Marina	Stuart	FL	Marina	8	—	306	193	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125	—	644	644	96.4%
Heritage Plantation	Vero Beach	FL	MH	64	—	437	437	92.2%
Heron Cay	Vero Beach	FL	MH	130	—	588	588	93.5%
Holiday Village, Florida	Vero Beach	FL	MH	18	—	128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	33	3	323	141	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26	—	160	74	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64	—	285	285	91.2%
Village Green	Vero Beach	FL	MH	178	16	782	782	91.0%
Palm Beach Colony	West Palm Beach	FL	MH	48	—	284	284	99.6%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	20	845	845	95.4%
Clover Leaf Forest	Brooksville	FL	RV	30	—	277	126	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288	—	1,255	580	100.0%
Lake Magic	Clermont	FL	RV	69	—	471	166	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Orange Lake	Clermont	FL	MH	38	—	242	242	98.3%
Orlando	Clermont	FL	RV	270	—	1,107	270	100.0%
Haselton Village	Eustis	FL	MH	52	—	291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120	—	950	366	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39	—	241	241	99.2%
Grand Island Resort	Grand Island	FL	MH	35	—	362	362	78.5%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.0%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	168	100.0%
Tropical Palms	Kissimmee	FL	RV	59	—	592	179	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31	—	201	201	99.0%
Beacon Terrace	Lakeland	FL	MH	61	—	297	297	100.0%
Kings & Queens	Lakeland	FL	MH	18	—	107	107	96.3%
Lakeland Harbor	Lakeland	FL	MH	65	—	504	504	99.8%
Lakeland Junction	Lakeland	FL	MH	23	—	193	193	99.5%
Coachwood Colony	Leesburg	FL	MH	29	—	201	201	89.1%
Mid-Florida Lakes	Leesburg	FL	MH	290	—	1,225	1,225	90.4%
Southernaire	Mt. Dora	FL	MH	14	—	114	114	91.2%
Foxwood Farms	Ocala	FL	MH	56	—	365	365	85.8%
Oak Bend	Ocala	FL	MH	62	—	342	342	75.1%
Villas at Spanish Oaks	Ocala	FL	MH	69	—	454	454	86.1%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	98.9%
Hidden Valley	Orlando	FL	MH	50	—	303	303	99.3%
Starlight Ranch	Orlando	FL	MH	130	—	783	783	97.2%
Covington Estates	Saint Cloud	FL	MH	59	—	241	241	100.0%
Parkwood Communities	Wildwood	FL	MH	121	—	694	694	98.3%
Three Flags	Wildwood	FL	RV	23	—	221	55	100.0%
Winter Garden	Winter Garden	FL	RV	27	—	350	173	100.0%

Gulf Coast (Tampa/Naples):
Riverside RV Resort	Arcadia	FL	RV	499	208	548	250	100.0%
Toby's RV Resort	Arcadia	FL	RV	44	—	379	335	100.0%
Sunshine Key	Big Pine Key	FL	RV	54	—	409	50	100.0%
Windmill Manor	Bradenton	FL	MH	49	—	292	292	99.3%
Winter Quarters Manatee	Bradenton	FL	RV	42	—	415	244	100.0%
Resort at Tranquility Lake	Cape Coral	FL	RV	188	—	500	33	100.0%
Cape Coral Development Land (c)	Cape Coral	FL	RV	1,110	570	—	—	—%
Palm Harbour Marina	Cape Haze	FL	Marina	18	—	260	162	100.0%
Glen Ellen	Clearwater	FL	MH	12	—	106	106	98.1%
Hillcrest FL	Clearwater	FL	MH	25	—	276	276	96.0%
Holiday Ranch	Clearwater	FL	MH	12	—	150	150	94.0%
Serendipity	Clearwater	FL	MH	55	—	425	425	99.3%
Shady Lane Oaks	Clearwater	FL	MH	31	—	249	249	98.0%
Shady Lane Village	Clearwater	FL	MH	19	—	156	156	97.4%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Silk Oak Lodge	Clearwater	FL	MH	19	—	181	181	94.5%
Cortez Village Marina	Cortez	FL	Marina	4	—	353	319	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	86	100.0%
Lake Haven	Dunedin	FL	MH	48	—	379	379	97.6%
Marker 1 Marina	Dunedin	FL	Marina	11	—	477	371	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,405	2,405	94.1%
The Oaks at Colony Cove	Ellenton	FL	MH	(g)	—	93	93	94.6%
Ridgewood Estates	Ellenton	FL	MH	77	—	380	380	99.7%
Fort Myers Beach	Fort Myers	FL	RV	37	6	292	165	100.0%
Fish Tale Marina	Fort Myers Beach	FL	Marina	8	—	296	241	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25	—	246	73	100.0%
Holiday Travel Park	Holiday	FL	RV	45	—	613	507	100.0%
Barrington Hills	Hudson	FL	RV	28	—	392	271	100.0%
Down Yonder	Largo	FL	MH	50	—	361	361	100.0%
East Bay Oaks	Largo	FL	MH	40	—	328	328	100.0%
Eldorado Village	Largo	FL	MH	25	—	227	227	99.1%
Paradise Park - Largo	Largo	FL	MH	15	—	108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14	—	160	160	93.8%
Vacation Village	Largo	FL	RV	29	—	293	172	100.0%
Whispering Pines - Largo	Largo	FL	MH	55	—	393	393	97.5%
Fiesta Key	Long Key	FL	RV	28	—	373	10	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27	—	255	197	100.0%
Country Place	New Port Richey	FL	MH	82	—	515	515	100.0%
Hacienda Village	New Port Richey	FL	MH	66	—	505	505	98.8%
Harbor View Mobile Manor	New Port Richey	FL	MH	69	—	471	471	99.6%
Bay Lake Estates	Nokomis	FL	MH	34	—	228	228	94.7%
Lake Village	Nokomis	FL	MH	105	40	391	391	94.9%
Royal Coachman	Nokomis	FL	RV	111	2	546	505	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	39	971	971	90.5%
Island Vista Estates	North Fort Myers	FL	MH	121	—	616	616	88.0%
Lake Fairways	North Fort Myers	FL	MH	259	—	896	896	99.1%
Pine Lakes	North Fort Myers	FL	MH	397	61	602	602	99.7%
Pioneer Village	North Fort Myers	FL	RV	90	—	733	423	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16	—	241	197	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	449	449	99.8%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69	—	491	491	88.4%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836	—	459	383	100.0%
Terra Ceia	Palmetto	FL	RV	50	—	391	160	100.0%
Arbors at Countrywood	Plant City	FL	MH	(g)	—	62	62	59.7%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	97.4%
Meadows at Countrywood	Plant City	FL	MH	140	—	737	737	99.7%
Oaks at Countrywood	Plant City	FL	MH	44	—	168	168	99.4%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Harbor Lakes	Port Charlotte	FL	RV	80	—	528	390	100.0%
Emerald Lake	Punta Gorda	FL	MH	28	—	201	201	96.0%
Gulf View	Punta Gorda	FL	RV	78	—	206	104	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	98.0%
Kingswood	Riverview	FL	MH	52	—	229	229	100.0%
Winds of St. Armands North	Sarasota	FL	MH	74	—	471	471	99.8%
Winds of St. Armands South	Sarasota	FL	MH	90	4	360	360	95.3%
Topics RV Resort	Spring Hill	FL	RV	35	—	230	175	100.0%
Pine Island	St. James City	FL	RV	31	—	363	13	100.0%
Carefree Village	Tampa	FL	MH	58	—	398	398	98.2%
Tarpon Glen	Tarpon Springs	FL	MH	24	—	168	168	99.4%
Featherock	Valrico	FL	MH	84	—	521	521	99.2%
Bay Indies	Venice	FL	MH	210	—	1,309	1,309	95.9%
Ramblers Rest RV Resort	Venice	FL	RV	117	—	647	381	100.0%
Peace River	Wauchula	FL	RV	72	—	454	49	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147	—	518	518	81.3%
Forest Lake Estates MH	Zephyrhills	FL	MH	192	68	929	929	98.1%
Forest Lake Village RV	Zephyrhills	FL	RV	42	—	274	187	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14	—	133	133	82.0%
Other	Multiple	FL	MH	7	—	133	133	22.6%
Total Florida Market				13,422	1,298	64,609	52,967	95.1%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54	—	310	310	99.4%
Colony Park	Ceres	CA	MH	20	—	186	186	96.8%
Russian River	Cloverdale	CA	RV	41	—	135	1	100.0%
Snowflower (d)	Emigrant Gap	CA	RV	612	—	268	—	—%
Four Seasons	Fresno	CA	MH	40	—	242	242	95.0%
Yosemite Lakes (d)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (d) (e)	Lake Tahoe	CA	RV	86	—	413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa Resort	Lotus	CA	RV	22	—	170	5	100.0%
Turtle Beach (i)	Manteca	CA	RV	39	—	79	—	—%
Marina Dunes RV Resort (d)	Marina	CA	RV	6	—	96	—	—%
Coralwood (e)	Modesto	CA	MH	22	—	194	194	100.0%
Lake Minden	Nicolaus	CA	RV	165	82	323	6	100.0%
Oceanside RV Resort (d)	Oceanside	CA	RV	8	—	139	—	—%
Lake of the Springs	Oregon House	CA	RV	954	507	541	20	100.0%
Concord Cascade	Pacheco	CA	MH	31	—	283	283	100.0%
San Francisco RV	Pacifica	CA	RV	12	—	122	1	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Quail Meadows	Riverbank	CA	MH	20	—	146	146	100.0%
California Hawaiian	San Jose	CA	MH	50	—	418	418	100.0%
Sunshadow	San Jose	CA	MH	30	—	121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30	—	271	271	99.6%
Laguna Lake	San Luis Obispo	CA	MH	100	—	300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30	—	198	198	99.5%
Santa Cruz Ranch (d)	Scotts Valley	CA	RV	7	—	106	—	—%
Royal Oaks	Visalia	CA	MH	20	—	149	149	94.0%
Pilot Knob RV Resort (d)	Winterhaven	CA	RV	23	—	247	—	—%

Southern California:
Soledad Canyon	Acton	CA	RV	273	—	1,251	1	100.0%
Los Ranchos	Apple Valley	CA	MH	30	—	389	389	96.9%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	99.1%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(g)	—	140	31	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	24	100.0%
Rancho Mesa	El Cajon	CA	MH	20	—	158	158	99.4%
Rancho Valley	El Cajon	CA	MH	19	—	140	140	100.0%
Royal Holiday	Hemet	CA	MH	22	—	198	198	75.3%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191	—	287	44	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	66	100.0%
Wilderness Lakes	Menifee	CA	RV	73	—	529	44	100.0%
Morgan Hill (d)	Morgan Hill	CA	RV	69	6	339	—	—%
Pacific Dunes Ranch (d)	Oceana	CA	RV	48	—	215	—	—%
San Benito	Paicines	CA	RV	199	23	523	18	100.0%
Palm Springs	Palm Desert	CA	RV	35	—	401	15	100.0%
Las Palmas Estates	Rialto	CA	MH	18	—	136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19	—	166	166	98.2%
Rancho Oso (i)	Santa Barbara	CA	RV	310	40	187	—	—%
Meadowbrook	Santee	CA	MH	43	—	338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32	—	270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%
Total California Market				4,973	717	13,440	6,248	98.4%

Arizona:
Apache East	Apache Junction	AZ	MH	17	—	123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53	—	560	307	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	99.4%
Dolce Vita	Apache Junction	AZ	MH	132	20	606	606	71.9%
Golden Sun RV	Apache Junction	AZ	RV	33	—	329	214	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Meridian RV Resort	Apache Junction	AZ	RV	15	—	264	58	100.0%
Valley Vista	Benson	AZ	RV	6	—	145	4	100.0%
Casita Verde	Casa Grande	AZ	RV	14	—	192	93	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77	—	767	541	100.0%
Foothills West	Casa Grande	AZ	RV	16	—	188	128	100.0%
Sunshine Valley	Chandler	AZ	MH	55	—	381	381	99.5%
Verde Valley	Cottonwood	AZ	RV	273	178	414	118	100.0%
Casa del Sol East II	Glendale	AZ	MH	29	—	239	239	97.1%
Casa del Sol East III	Glendale	AZ	MH	28	—	236	236	98.7%
Palm Shadows	Glendale	AZ	MH	33	—	293	293	93.5%
Hacienda De Valencia	Mesa	AZ	MH	51	—	363	363	99.2%
Mesa Spirit	Mesa	AZ	RV	90	—	1,600	838	100.0%
Monte Vista Resort	Mesa	AZ	RV	142	—	1,345	952	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	98.3%
The Highlands at Brentwood	Mesa	AZ	MH	45	—	268	268	100.0%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332	—	2,414	1,993	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%
Casa del Sol West	Peoria	AZ	MH	31	—	245	245	96.7%
Carefree Manor	Phoenix	AZ	MH	16	—	130	130	97.7%
Central Park	Phoenix	AZ	MH	37	—	293	293	97.3%
Desert Skies	Phoenix	AZ	MH	24	—	166	166	98.8%
Sunrise Heights	Phoenix	AZ	MH	28	—	199	199	97.5%
Whispering Palms	Phoenix	AZ	MH	15	—	116	116	97.4%
Desert Vista (d)	Salome	AZ	RV	10	—	125	—	—%
Sedona Shadows	Sedona	AZ	MH	48	—	210	210	93.8%
Venture In	Show Low	AZ	RV	26	—	389	270	100.0%
Paradise	Sun City	AZ	RV	80	—	950	778	100.0%
The Meadows AZ	Tempe	AZ	MH	60	—	390	390	97.7%
Fairview Manor	Tucson	AZ	MH	28	—	232	232	97.4%
Voyager RV Resort	Tucson	AZ	RV	35	—	1,801	1,098	100.0%
The Crossing at Voyager (d)	Tucson	AZ	RV	64	18	154	—	—%
Westpark	Wickenburg	AZ	MH	48	—	269	269	86.2%
Araby Acres	Yuma	AZ	RV	25	3	337	257	100.0%
Cactus Gardens	Yuma	AZ	RV	43	—	430	228	100.0%
Capri	Yuma	AZ	RV	20	—	303	149	100.0%
Desert Paradise	Yuma	AZ	RV	26	—	260	84	100.0%
Foothill Village	Yuma	AZ	RV	18	—	180	17	100.0%
Mesa Verde RV	Yuma	AZ	RV	28	—	345	264	100.0%
Suni Sands	Yuma	AZ	RV	34	—	336	136	100.0%
Total Arizona Market				2,307	231	19,394	14,093	97.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Colorado:
Hillcrest Village CO	Aurora	CO	MH	72	—	602	602	99.8%
Cimarron Village	Broomfield	CO	MH	50	—	327	327	99.7%
Holiday Village CO	Colorado Springs	CO	MH	38	—	240	240	98.3%
Bear Creek Village	Denver	CO	MH	12	—	121	121	99.2%
Holiday Hills Village	Denver	CO	MH	99	—	736	736	98.2%
Golden Terrace	Golden	CO	MH	32	—	263	263	99.2%
Golden Terrace South	Golden	CO	MH	15	—	80	80	100.0%
Golden Terrace South RV (d)	Golden	CO	RV	(g)	—	80	—	—%
Golden Terrace West	Golden	CO	MH	39	—	311	311	99.4%
Blue Mesa Recreational Ranch (d)	Gunnison	CO	RV	—	—	385	—	—%
Pueblo Grande	Pueblo	CO	MH	33	—	250	250	97.6%
Woodland Hills	Thornton	CO	MH	55	—	434	434	99.8%
Total Colorado Market				445	—	3,829	3,364	99.1%

Northeast:
Stonegate Manor	North Windham	CT	MH	114	—	372	372	91.7%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.6%
McNicol Place	Lewes	DE	MH	25	—	93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	99.7%
Mariner's Cove	Millsboro	DE	MH	101	—	375	375	99.2%
Sweetbriar	Millsboro	DE	MH	38	—	146	146	96.6%
Aspen Meadows	Rehoboth Beach	DE	MH	46	—	200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61	—	301	301	99.7%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	74	100.0%
Hillcrest MA	Rockland	MA	MH	19	—	79	79	91.1%
The Glen	Rockland	MA	MH	24	—	36	36	97.2%
Old Chatham	South Dennis	MA	RV	47	—	312	272	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	96	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	99.1%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121	—	803	803	99.9%
Mt. Desert Narrows (d)	Bar Harbor	ME	RV	90	12	206	—	—%
Patten Pond	Ellsworth	ME	RV	81	60	137	21	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58	—	550	431	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	29	100.0%
Moody Beach	Wells	ME	RV	48	—	274	117	100.0%
Sandy Beach	Contoocook	NH	RV	40	—	190	107	100.0%
Pine Acres	Raymond	NH	RV	100	—	421	248	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	210	100.0%
King Nummy	Cape May Court House	NJ	RV	83	—	313	266	100.0%
Acorn Campground	Green Creek	NJ	RV	160	43	323	240	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Whippoorwill RV	Marmora	NJ	RV	39	—	288	232	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18	—	168	96	100.0%
Echo Farms	Ocean View	NJ	RV	31	—	245	230	100.0%
Lake and Shore	Ocean View	NJ	RV	162	—	401	288	100.0%
Pine Haven	Ocean View	NJ	RV	97	—	629	559	100.0%
Red Oak Shores (f)	Ocean View	NJ	RV	155	—	223	205	100.0%
Chestnut Lake	Port Republic	NJ	RV	32	—	185	55	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	325	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188	—	1,035	1,035	91.3%
Rondout Valley	Accord	NY	RV	184	94	398	100	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	386	100.0%
Lake George Escape	Lake George	NY	RV	178	—	576	135	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,237	1,237	97.2%
Greenwood Village	Manorville	NY	MH	79	—	512	512	99.2%
Brennan Beach	Pulaski	NY	RV	201	—	1,377	1,234	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151	—	151	104	100.0%
Greenbriar Village	Bath	PA	MH	63	—	319	319	96.2%
Sun Valley	Bowmansville	PA	RV	86	3	265	229	100.0%
Green Acres	Breinigsville	PA	MH	149	—	595	595	94.5%
Gettysburg Farm	Dover	PA	RV	124	62	265	88	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93	—	323	95	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65	—	327	137	100.0%
Drummer Boy	Gettysburg	PA	RV	89	—	465	256	100.0%
Round Top	Gettysburg	PA	RV	52	—	391	239	100.0%
Circle M	Lancaster	PA	RV	103	7	426	107	100.0%
Hershey	Lebanon	PA	RV	196	20	297	69	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	149	100.0%
PA Dutch County	Manheim	PA	RV	102	55	269	94	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	161	100.0%
Lil Wolf	Orefield	PA	MH	56	—	269	269	95.5%
Scotrun	Scotrun	PA	RV	63	6	178	119	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	214	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	94.1%
Timber Creek	Westerly	RI	RV	108	—	364	352	100.0%
Total Northeast Market				5,713	808	21,907	16,381	98.5%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	94	100.0%
Dale Hollow State Park Marina	Burkesville	KY	Marina	33	—	198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	28	100.0%
Forest Lake	Advance	NC	RV	306	20	394	209	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Scenic	Asheville	NC	MH	28	—	212	212	90.6%
Boathouse Marina	Beaufort	NC	Marina	9	—	547	378	100.0%
Waterway RV	Cedar Point	NC	RV	27	—	336	336	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	393	100.0%
Holiday Trav-L-Park Resort	Emerald Isle	NC	RV	23	—	299	134	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	7	230	214	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	174	100.0%
Lake Gaston	Littleton	NC	RV	69	—	235	204	100.0%
Lake Myers RV	Mocksville	NC	RV	74	—	425	269	100.0%
Bogue Pines	Newport	NC	MH	50	—	150	150	100.0%
Goose Creek	Newport	NC	RV	92	—	735	697	100.0%
Whispering Pines - NC	Newport	NC	RV	34	—	278	172	100.0%
Harbor Point	Sneads Ferry	NC	RV	46	—	203	130	100.0%
White Oak Shores	Stella	NC	RV	220	51	511	436	100.0%
White Oak Shores	Stella	NC	Marina	—	—	56	23	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	73	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35	—	172	172	100.0%
Myrtle Beach Property (h)	Myrtle Beach	SC	RV	80	—	813	—	—%
Rivers Edge Marina	North Charleston	SC	Marina	4	—	503	458	100.0%
The Oaks	Yemassee	SC	RV	10	—	93	22	100.0%
Natchez Trace	Hohenwald	TN	RV	672	339	537	211	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	9	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82	—	499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69	—	146	45	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	58	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	149	100.0%
Bayport Development (c)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863	—	233	16	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	580	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	823	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	81	100.0%
Regency Lakes	Winchester	VA	MH	165	—	523	523	98.9%
Total Southeast Market				6,828	1,606	13,009	8,170	99.7%

Midwest Market:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	77	812	450	100.0%
Pheasant Lake Estates	Beecher	IL	MH	238	190	613	613	93.5%
Pine Country	Belvidere	IL	RV	131	10	185	147	100.0%
Willow Lake Estates	Elgin	IL	MH	111	—	616	616	91.6%
Golf Vista Estates	Monee	IL	MH	144	—	497	497	83.5%
Indian Lakes	Batesville	IN	RV	545	82	1,212	737	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Horseshoe Lakes	Clinton	IN	RV	289	66	123	81	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	340	100.0%
Lakeside RV	New Carlisle	IN	RV	13	—	89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	57	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	122	100.0%
Cedar Knolls	Apple Valley	MN	MH	93	—	457	457	95.6%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	86.1%
Rockford Riverview Estates	Rockford	MN	MH	88	—	428	428	97.9%
Rosemount Woods	Rosemount	MN	MH	50	—	221	221	80.1%
Buena Vista	Fargo	ND	MH	76	—	399	399	64.7%
Meadow Park	Fargo	ND	MH	17	—	116	116	58.6%
Kenisee Lake	Jefferson	OH	RV	143	50	119	84	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	122	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	87.1%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	121	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	29	219	133	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	330	100.0%
Lakeland	Milton	WI	RV	107	5	682	431	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95	—	344	344	89.8%
Plymouth Rock	Plymouth	WI	RV	133	40	610	416	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125	—	270	188	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117	—	303	110	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48	—	284	179	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	199	100.0%
Bay Point Marina	Marblehead	OH	RV	48	9	184	184	100.0%
Bay Point Marina	Marblehead	OH	Marina	179	—	660	630	100.0%
Total Midwest Market				4,514	854	12,477	9,648	94.0%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12	—	91	91	100.0%
Maple Grove	Boise	ID	MH	38	—	271	271	99.3%
Shenandoah Estates	Boise	ID	MH	24	—	153	153	100.0%
West Meadow Estates	Boise	ID	MH	29	—	178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72	—	354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43	—	353	353	60.9%
Boulder Cascade	Las Vegas	NV	MH	39	—	299	299	90.0%
Cabana	Las Vegas	NV	MH	37	—	263	263	98.1%
Flamingo West	Las Vegas	NV	MH	37	—	258	258	100.0%
Las Vegas	Las Vegas	NV	RV	11	—	217	18	100.0%
Villa Borega	Las Vegas	NV	MH	40	—	293	293	78.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Westwood Village	Farr West	UT	MH	46	—	314	314	100.0%
St George (d)	Hurricane	UT	RV	26	—	149	—	—%
All Seasons	Salt Lake City	UT	MH	19	—	121	121	100.0%
Total Nevada, Utah and Idaho				473	—	3,314	2,966	92.0%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15	—	178	41	100.0%
Bend	Bend	OR	RV	289	116	351	31	100.0%
Shadowbrook	Clackamas	OR	MH	21	—	156	156	98.1%
Pacific City	Cloverdale	OR	RV	105	50	307	33	100.0%
Falcon Wood Village	Eugene	OR	MH	23	—	183	183	98.4%
Portland Fairview	Fairview	OR	RV	30	—	407	233	100.0%
Quail Hollow (e)	Fairview	OR	MH	21	—	137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	8	100.0%
Seaside	Seaside	OR	RV	80	7	251	44	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	26	100.0%
Mt. Hood Village	Welches	OR	RV	115	—	626	211	100.0%
Hope Valley RV	Turner	OR	RV	69	23	164	157	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	17	100.0%
Mount Vernon	Bow	WA	RV	311	—	251	27	100.0%
Chehalis	Chehalis	WA	RV	309	—	360	20	100.0%
Grandy Creek (d)	Concrete	WA	RV	63	—	179	—	—%
Tall Chief (d)	Fall City	WA	RV	71	—	180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50	—	258	258	100.0%
La Conner (e)	La Conner	WA	RV	106	—	319	34	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	5	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	12	100.0%
Little Diamond	Newport	WA	RV	360	30	520	2	100.0%
Oceana	Ocean City	WA	RV	16	7	84	9	100.0%
Crescent Bar	Quincy	WA	RV	14	—	115	11	100.0%
Long Beach	Seaview	WA	RV	17	10	144	14	100.0%
Paradise RV	Silver Creek	WA	RV	60	—	265	3	100.0%
Total Northwest				2,572	296	6,457	1,672	99.6%

Texas:
Alamo Palms	Alamo	TX	RV	58	—	643	291	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	65	100.0%
Colorado River	Columbus	TX	RV	218	22	232	23	100.0%
Victoria Palms	Donna	TX	RV	117	—	1,122	472	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	87	430	83	100.0%
Lakewood	Harlingen	TX	RV	30	—	301	96	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/23	Total Number of Annual Sites as of 12/31/23	Annual Site Occupancy as of 12/31/23
Paradise Park	Harlingen	TX	RV	60	—	563	264	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84	—	1,027	358	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	202	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	24	100.0%
Paradise South	Mercedes	TX	RV	49	—	493	174	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	44	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	611	100.0%
Country Sunshine	Weslaco	TX	RV	37	—	390	151	100.0%
Leisure World	Weslaco	TX	RV	38	—	333	177	100.0%
Southern Comfort	Weslaco	TX	RV	40	—	403	313	100.0%
Trails End RV	Weslaco	TX	RV	43	—	362	236	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	20	100.0%
Lake Conroe	Willis	TX	RV	129	—	705	317	100.0%
Lake Conroe RV Resort (d)	Montgomery	TX	RV	130	—	261	—	—%
Total Texas				2,859	668	10,465	3,921	100.0%
Grand Total All Markets				44,106	6,478	168,901	119,430	96.5%
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
(c)Development asset not included in the property count as there are no sites and the property is not operational.
(d)Property did not have annual Sites for 2023.
(e)Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).
(f)Property acquired in 2023.
(g)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.
(h)RV community operated by a tenant pursuant to an existing ground lease.
(i)Property was closed temporarily due to storm and flooding events in 2023.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 16. Commitments and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2023, there were 293 holders of record for 186,426,281 outstanding shares of our common stock. Additionally, there were 9,104,654 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2023-3/31/2023	28,408	$68.02	None	None
4/1/2023-6/30/2023	—	$—	None	None
7/1/2023-9/30/2023	—	$—	None	None
10/1/2023-12/31/2023	—	$—	None	None
1/1/2023-12/31/2023	28,408	$68.02	None	None
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
2023 Accomplishments
We continued our strong performance in 2023, as marked by these key operational and financial accomplishments:
•Net income per Common Share on a fully diluted basis was $1.69 for the year ended December 31, 2023, 10.5% higher than the year ended December 31, 2022.
•FFO per Common Share on a fully diluted basis was $2.77 for the year ended December 31, 2023, 7.1% higher than the year ended December 31, 2022.
•Normalized FFO per Common Share on a fully diluted basis was $2.75 for the year ended December 31, 2023, 4.7% higher than the year ended December 31, 2022.
•Core portfolio generated growth of 5.0% in income from property operations, excluding property management, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
•Core MH base rental income increased by 6.8% during the year ended December 31, 2023, compared to the year ended December 31, 2022. During the year ended December 31, 2023, we filled 109 expansion sites in our Core MH portfolio.
•Manufactured homeowners within our Core portfolio increased by 554 to 66,623 as of December 31, 2023, compared to 66,069 as of December 31, 2022.
•Core RV and marina base rental income for the year ended December 31, 2023 increased by 3.5%, compared to the year ended December 31, 2022.
•Core Annual RV and marina base rental income for the year ended December 31, 2023 increased by 8.1%, compared to the year ended December 31, 2022 and includes 7.6% growth from rate increases.
•New home sales of 905 for the year ended December 31, 2023.
•Acquired one RV community for a purchase price of $9.5 million during the year ended December 31, 2023.
•Added 994 expansion sites during the year ended December 31, 2023.
•During the year ended December 31, 2023, we closed on four secured financing transactions totaling $463.8 million. The loans have a weighted average fixed interest rate of 5.05% per annum and a weighted average maturity of approximately eight years.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of December 31, 2023, we owned or had an ownership interest in a portfolio of 451 Properties located throughout the United States and Canada containing 172,465 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within 10 miles of the coastal United States.
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
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 baby boomers are turning 65 daily through 2029. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation Z demographic will contribute to our future long-term customer pipeline.

Management's Discussion and Analysis (continued)
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
State and local rent control regulations affect 28 wholly-owned Properties, including 14 of our 47 California Properties, all 7 of our Delaware Properties, 1 of our 2 Maryland Properties, 1 of our 5 Massachusetts Properties, 1 of our 11 New Jersey Properties, 1 of our 7 New York Properties and 3 of our 11 Oregon Properties. These rent control regulations govern rent increases and generally permit us to increase rates by a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance. These rate increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2023
MH Sites	73,000
RV Sites:
Annual	34,900
Seasonal	12,500
Transient	15,600
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,600
Total (3)	172,500
_____________________
(1)Primarily utilized to service the approximately 121,000 members. Includes approximately 6,200 Sites rented on an annual basis.
(2)Includes approximately 2,000 annual Sites and 1,600 transient Sites.
(3)Total does not foot due to rounding.

Membership Sites are primarily utilized to service approximately 121,000 annual subscription members, including 23,600 free trial members added through our RV dealer program. The remaining 97,400 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2023, a TTC membership for a single geographic region required an annual payment of $670. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay; (2) the ability to make earlier advance reservations; (3) discounts on rental accommodations and (4) access to additional properties, including non-membership recreational vehicle ("RV") properties. Each membership upgrade requires a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.

Management's Discussion and Analysis (continued)
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
Results Overview
For the year ended December 31, 2023, net income available for Common Stockholders increased $29.6 million, or $0.16 per fully diluted Common Share, to $314.2 million, or $1.69 per fully diluted Common Share, compared to $284.6 million, or $1.53 per fully diluted Common Share, for the same period in 2022. For the year ended December 31, 2023, FFO available for Common Stock and OP Unit holders increased $36.1 million, or $0.18 per fully diluted Common Share, to $541.2 million, or $2.77 per fully diluted Common Share, compared to $505.1 million, or $2.59 per fully diluted Common Share, for the same period in 2022. For the year ended December 31, 2023, Normalized FFO available for Common Stock and OP Unit holders increased $24.4 million, or $0.12 per fully diluted Common Share, to $537.5 million, or $2.75 per fully diluted Common Share, compared to $513.1 million, or $2.63 per fully diluted Common Share, for the same period in 2022.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2023 and 2022 includes all Properties acquired prior to December 31, 2021 that we have owned and operated continuously since January 1, 2022. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
For the year ended December 31, 2023, property operating revenues in our Core Portfolio, increased 5.8% and property operating expenses in our Core Portfolio, excluding property management, increased 7.0%, from the year ended December 31, 2022, resulting in an increase in income from property operations, excluding property management, of 5.0%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains

Management's Discussion and Analysis (continued)
depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy, including both homeowners and renters, in our MH communities was 94.9% and 95.1% for the years ended December 31, 2023 and December 31, 2022, respectively. For the year ended December 31, 2023, our Core Portfolio occupancy increased by 5 sites with an increase in homeowner occupancy of 554 sites and a decrease in rental occupancy of 549. In addition to maintaining occupancy, we have experienced rental rate increases during the year ended December 31, 2023, which contributed to a growth of 6.8% in Core MH base rental income compared to the same period in 2022.
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2023, was 3.5% higher than the same period in 2022 and was driven by an increase in annual and seasonal revenues. Core RV and marina base rental income from annuals represents more than 68.6% of total Core RV and marina base rental income and increased 8.1% for the year ended December 31, 2023 compared to the same period in 2022. Core seasonal RV and marina base rental income increased 2.6% for the year ended December 31, 2023 compared to the same period in 2022. Core transient RV and marina base rental income decreased 11.0% for the year ended December 31, 2023 compared to the same period in 2022.
We continue to experience strong performance in our membership base within our Thousand Trails portfolio. For the year ended December 31, 2023, annual membership subscriptions revenue increased 3.4% over the same period in 2022. During the year ended December 31, 2023, we sold 20,758 TTC memberships and activated 25,232 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2023	2022	2021	2020	2019
TTC Origination	45,990	51,415	50,523	44,129	41,484
TTC Sales	20,758	23,237	23,923	20,587	19,267
RV Dealer TTC Activations	25,232	28,178	26,600	23,542	22,217
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 905 new home sales during the year ended December 31, 2023 compared to 1,176 new home sales during the year ended December 31, 2022. Our strategy of converting existing residents to home buyers continues to be successful with approximately 25% of our home sales during the year ended December 31, 2023 coming from individuals who already reside in our communities as an existing renter or homeowner.
Our gross investment in real estate increased $336.7 million to $7,706.3 million as of December 31, 2023, from $7,369.6 million as of December 31, 2022, primarily due to capital improvements during the year ended December 31, 2023.

Management's Discussion and Analysis (continued)
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2022 through December 31, 2023 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2022 (1) (2)				169,300
Acquisition Properties:
Blue Mesa Recreational Ranch	Gunnison, Colorado	Membership	February 18, 2022	385
Pilot Knob RV Resort	Winterhaven, California	RV	February 18, 2022	247
Holiday Trav-L-Park Resort	Emerald Isle, North Carolina	RV	June 15, 2022	299
Oceanside RV Resort	Oceanside, California	RV	June 16, 2022	139
Hiawasee KOA JV	Hiawassee, Georgia	Unconsolidated JV	November 10, 2022	283
Whippoorwill Campground	Marmora, New Jersey	RV	December 20, 2022	288
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223

Expansion Site Development:
Sites added (reconfigured) in 2022				1,034
Sites added (reconfigured) in 2023				994

Ground Lease Termination:
Westwinds	San Jose, California	MH	August 31, 2022	(723)

Total Sites as of December 31, 2023 (1) (2)				172,500
_____________________
(1)    Includes the marina slips.
(2)    Sites are approximate.

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding fourteen Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue
Florida	64,609	151	38.3%	45.3%
Northeast	21,907	59	13.0%	11.3%
Arizona	19,394	44	11.5%	10.4%
California	13,440	47	8.0%	10.6%
Southeast	13,009	34	7.7%	5.8%
Midwest	12,477	31	7.4%	5.4%
Texas	10,465	20	6.2%	2.6%
Northwest	6,457	26	3.8%	3.0%
Colorado	3,829	11	2.3%	3.3%
Other	3,314	14	2.0%	2.3%
Total	168,901	437	100.0%	100.0%

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

Management's Discussion and Analysis (continued)
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
Non-GAAP Financial Measures
Management's discussion and analysis of financial condition and results of operations include certain Non-GAAP financial measures that in management's view of the business are meaningful as they allow investors the ability to understand key operating details of our business that may not always be indicative of recurring annual cash flow of the portfolio. These Non-GAAP financial measures as determined and presented by us may not be comparable to similarly titled measures reported by other companies and include income from property operations and Core Portfolio, FFO, and Normalized FFO.
We believe investors should review Income from property operations and Core Portfolio, FFO, and Normalized FFO, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. A discussion of Income from property operations and Core Portfolio, FFO, Normalized FFO and a reconciliation to net income, are included below.
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
Our Core Portfolio consists of our Properties owned and operated during all of 2022 and 2023. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
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

Management's Discussion and Analysis (continued)
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
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2023, 2022 and 2021:

	Total Portfolio
(amounts in thousands)	2023	2022	2021
Computation of Income from Property Operations:
Net income available for Common Stockholders	$314,191	$284,611	$262,462
Redeemable preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	15,470	14,198	13,522
Consolidated net income	329,677	298,825	276,000
Equity in income of unconsolidated joint ventures	(2,713)	(3,363)	(3,881)
Income tax benefit	(10,488)	—	—
(Gain)/Loss on sale of real estate and impairment, net	3,581	—	59
Gross revenues from home sales, brokered resales and ancillary services	(145,219)	(180,179)	(152,517)
Interest income	(9,037)	(7,430)	(7,016)
Income from other investments, net	(8,703)	(8,553)	(4,555)
Property management	76,170	74,083	65,979
Depreciation and amortization	203,738	202,362	188,444
Cost of home sales, brokered resales and ancillary services	107,668	139,012	120,623
Home selling expenses and ancillary operating expenses	27,453	27,321	23,538
General and administrative	47,280	44,857	39,576
Casualty-related charges/(recoveries), net	—	—	—
Other expenses	5,768	8,646	4,241
Early debt retirement	68	1,156	2,784
Interest and related amortization	132,342	116,562	108,718
Income from property operations, excluding property management	$757,585	$713,299	$661,993
Property management	$(76,170)	$(74,083)	$(65,979)
Income from property operations	$681,415	$639,216	$596,014

Management's Discussion and Analysis (continued)
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2023, 2022 and 2021:

(amounts in thousands)	2023	2022	2021
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$314,191	$284,611	$262,462
Income allocated to non-controlling interests – Common OP Units	15,470	14,198	13,522
Depreciation and amortization	203,738	202,362	188,444
Depreciation on unconsolidated joint ventures	4,599	3,886	1,083
Gain on unconsolidated joint ventures	(416)	—	—
Loss on sale of real estate and impairment, net	3,581	—	59
FFO available for Common Stock and OP Unit holders	541,163	505,057	465,570
Deferred tax benefit (1)	(10,488)	—	—
Accelerated vesting of stock-based compensation expense (2)	6,320	—	—
Early debt retirement	68	1,156	2,784
Transaction/pursuit costs (3)	368	3,807	598
Lease termination expenses (4)	90	3,119	—
Normalized FFO available for Common Stock and OP Unit holders	$537,521	$513,139	$468,952
Weighted average Common Shares outstanding—Fully Diluted	195,429	195,255	192,883
_____________________
(1)Represents the release of the valuation allowance of U.S. federal and state deferred tax assets related to our taxable REIT subsidiaries.
(2)Represents accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 as a result of the passing of a member of our Board of Directors.
(3)Represents transaction/pursuit costs related to unconsummated acquisitions included in Other expenses in the Consolidated Statements of Income.
(4)Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and Administrative expenses in the Consolidated Statement of Income.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio consists of our Properties owned and operated during all of 2022 and 2023. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2022 and 2023, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the SEC on January 22, 2024.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
MH base rental income (1)	$668,504	$625,986	$42,518	6.8%	$669,127	$633,958	$35,169	5.5%
Rental home income (1)	14,580	15,199	(619)	(4.1)%	14,626	15,244	(618)	(4.1)%
RV and marina base rental income (1)	405,965	392,349	13,616	3.5%	425,664	409,615	16,049	3.9%
Annual membership subscriptions	64,026	61,715	2,311	3.7%	65,379	63,215	2,164	3.4%
Membership upgrades sales (2)	13,946	11,584	2,362	20.4%	14,719	12,958	1,761	13.6%
Utility and other income (3)	120,486	109,534	10,952	10.0%	141,178	120,750	20,428	16.9%
Property operating revenues	1,287,507	1,216,367	71,140	5.8%	1,330,693	1,255,740	74,953	6.0%

Property operating and maintenance (1)(3)	455,654	426,447	29,207	6.8%	468,741	442,586	26,155	5.9%
Real estate taxes	75,744	69,417	6,327	9.1%	77,993	74,145	3,848	5.2%
Rental home operating and maintenance	5,390	5,370	20	0.4%	5,400	5,393	7	0.1%
Membership sales and marketing (4)	20,734	19,653	1,081	5.5%	20,974	20,317	657	3.2%
Property operating expenses, excluding property management	557,522	520,887	36,635	7.0%	573,108	542,441	30,667	5.7%
Income from property operations, excluding property management (5)	729,985	695,480	34,505	5.0%	757,585	713,299	44,286	6.2%
Property management	76,170	74,082	2,088	2.8%	76,170	74,083	2,087	2.8%
Income from property operations (5)	$653,815	$621,398	$32,417	5.2%	$681,415	$639,216	$42,199	6.6%
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
(2)    Membership upgrade sales revenue is net of deferrals of $21.0 million and $21.7 million for the years ended December 31, 2023 and 2022, respectively.
(3)    Includes bad debt expense for all periods presented.
(4)    Membership sales and marketing expense is net of sales commission deferrals of $3.2 million for the years ended December 31, 2023 and 2022.
(5)    See Non-GAAP Financial Measures section of the Management's Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.
Total portfolio income from property operations for 2023 increased $42.2 million, or 6.6%, from 2022, driven by an increase of $32.4 million, or 5.2%, from our Core Portfolio and an increase of $9.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income and RV and marina base rental income, partially offset by an increase in property operating expenses, excluding property management. The increase in income from property operations from our Non-Core Portfolio was attributed to income from properties acquired in the fourth quarter of 2022 and during the year ended December 31, 2023.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for 2023 increased $42.5 million, or 6.8%, from 2022, which was primarily due to growth from rate increases of 7.0%. The average monthly base rental income per Site in our Core portfolio increased to approximately $810 in 2023 from approximately $757 in 2022. The average occupancy in our Core Portfolio was 94.9% in 2023 and 95.1% in 2022.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Annual	$278,304	$257,375	$20,929	8.1%	$291,524	$266,100	$25,424	9.6%
Seasonal	56,568	55,122	1,446	2.6%	58,535	58,874	(339)	(0.6)%
Transient	71,093	79,852	(8,759)	(11.0)%	75,605	84,641	(9,036)	(10.7)%
RV and marina base rental income	$405,965	$392,349	$13,616	3.5%	$425,664	$409,615	$16,049	3.9%
Core Annual RV and marina base rental income increased during the year ended December 31, 2023, from the year ended December 31, 2022, across all regions and was due to growth from rate increases of 7.6% and 0.5% from occupancy gains. The increase in Core Seasonal RV and marina base rental income was driven by increases in the South and West regions. The decrease in Core Transient RV and marina base rental income was mainly a result of unfavorable weather patterns.
Utility and other income in our Core Portfolio for 2023 increased $11.0 million, or 10.0%, from 2022. The increase was primarily due to higher utility income of $5.8 million and an increase in other property income of $5.2 million. Utility income increased across all utility types.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for 2023 increased $36.6 million, or 7.0%, from 2022, primarily due to increases in property operating and maintenance expenses of $29.2 million and real estate taxes of $6.3 million. Property operating and maintenance expenses were higher in 2023, primarily due to increases in utility expenses of $9.6 million, insurance of $8.5 million, repair and maintenance expenses of $8.1 million and property payroll expenses of $3.1 million.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2023	2022	Variance	% Change
Gross revenue from new home sales	$88,546	$116,790	$(28,244)	(24.2)%
Cost of new home sales	78,427	104,684	(26,257)	(25.1)%

Gross revenue from used home sales	3,872	4,401	(529)	(12.0)%
Cost of used home sales	4,050	4,212	(162)	(3.8)%

Gross revenue from brokered resales and ancillary services	52,801	58,988	(6,187)	(10.5)%
Cost of brokered resales and ancillary services	25,191	30,116	(4,925)	(16.4)%

Home selling and ancillary operating expenses	27,453	27,321	132	0.5%
Home sales volumes:
New home sales	905	1,176	(271)	(23.0)%
Used home sales	313	337	(24)	(7.1)%
Brokered home resales	630	808	(178)	(22.0)%
Gross revenue from new home sales decreased $28.2 million and Cost of new home sales decreased $26.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in the number of new homes sold.

Management's Discussion and Analysis (continued)
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2023	2022	Variance	% Change
Rental operations revenue (1)	$38,633	$42,871	$(4,238)	(9.9)%
Rental home operating and maintenance	5,390	5,370	20	0.4%
Depreciation on rental homes (2)	10,881	10,060	821	8.2%

Gross investment in new manufactured home rental units	$245,130	$237,932	$7,198	3.0%
Gross investment in used manufactured home rental units	$12,245	$15,127	$(2,882)	(19.1)%

Net investment in new manufactured home rental units	$203,936	$205,946	$(2,010)	(1.0)%
Net investment in used manufactured home rental units	$7,372	$10,837	$(3,465)	(32.0)%

Number of occupied rentals – new, end of period	2,016	2,481	(465)	(18.7)%
Number of occupied rentals—used, end of period	246	330	(84)	(25.5)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $24.1 million and $27.7 million for the years ended December 31, 2023 and December 31, 2022, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2023	2022	Variance	% Change
Depreciation and amortization	$(203,738)	$(202,362)	$(1,376)	(0.7)%
Interest income	9,037	7,430	1,607	21.6%
Income from other investments, net	8,703	8,553	150	1.8%
General and administrative	(47,280)	(44,857)	(2,423)	(5.4)%
Other expenses	(5,768)	(8,646)	2,878	33.3%
Early debt retirement	(68)	(1,156)	1,088	94.1%
Interest and related amortization	(132,342)	(116,562)	(15,780)	(13.5)%
Total other income and expenses, net	$(371,456)	$(357,600)	$(13,856)	(3.9)%

Total other income and expenses, net increased $13.9 million in 2023 compared to 2022, primarily due to higher interest and related amortization expenses, general and administrative, depreciation and amortization. The increase in interest and related amortization is due to higher debt levels in 2023 compared to 2022. The increase in general and administrative expenses was primarily due to higher payroll and related benefits. The increase in depreciation and amortization was due to depreciation on Non-Core properties acquired throughout 2022 and 2023.
Casualty related charges/(recoveries), net
During the year ended December 31, 2023 and December 31, 2022, we recognized expenses of approximately $13.4 million and $40.6 million related to debris removal and cleanup costs related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $13.4 million and $40.6 million, respectively, related to the expected insurance recovery as a result of Hurricane Ian, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income.
During the year ended December 31, 2023 and December 31, 2022, we received insurance proceeds of approximately $68.3 million and zero, respectively, of which $10.6 million and zero was identified as business interruption recovery revenue, respectively.
Loss on sale of real estate and impairment, net
During the year ended December 31, 2023, we recorded a $3.6 million reduction to the carrying value of certain assets, as a result of property damage caused by weather events in 2023.
During the year ended December 31, 2022, we recorded a $5.4 million reduction to the carrying value of certain assets as a result of property damage caused by Hurricane Ian and offsetting insurance recovery revenue of $5.4 million for the expected recovery from this loss.

Management's Discussion and Analysis (continued)
Income tax benefit
During the year ended December 31, 2023, we released the full valuation allowance of $10.5 million related to our taxable REIT subsidiaries deferred tax assets.
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
Total secured debt encumbered a total of 120 and 114 of our Properties as of December 31, 2023 and December 31, 2022, respectively, and the gross carrying value of such Properties was approximately $3,194.1 million and $2,868.3 million, as of December 31, 2023 and December 31, 2022, respectively.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2023, our LOC had a remaining borrowing capacity of $469.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of Secured Overnight Financing Rate plus 1.25% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025.
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
By the end of February 2024, we anticipate entering into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2023	2022	2021
Net cash provided by operating activities	$548,005	$475,814	$509,027
Net cash used in investing activities	(324,753)	(402,067)	(828,430)
Net cash (used in) provided by financing activities	(215,662)	(174,798)	418,741
Net increase (decrease) in cash and restricted cash	$7,590	$(101,051)	$99,338

Management's Discussion and Analysis (continued)
Operating Activities
Net cash provided by operating activities increased $72.2 million to $548.0 million for the year ended December 31, 2023, from $475.8 million for the year ended December 31, 2022. The overall increase in net cash provided by operating activities was primarily due to a net increase in proceeds from insurance claims and higher income from property operations partially offset by changes in accounts payable and other liabilities.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the years ended December 31,
(amounts in thousands)	2023	2022	2021
Purchase of manufactured homes	$(106,627)	$(123,522)	$(86,025)
Sale of manufactured homes	74,802	96,103	81,062
Manufactured homes, net	$(31,825)	$(27,419)	$(4,963)
Investing Activities
Net cash used in investing activities decreased $77.3 million to $324.8 million for the year ended December 31, 2023, from $402.1 million for the year ended December 31, 2022. The decrease in net cash used in investing activities was primarily due to a decrease in acquisitions of $130.7 million, partially offset by an increase in capital improvements of $67.8 million.
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2023	2022	2021
Asset preservation (1)	$58,969	$46,406	$43,618
Improvements and renovations (2)	40,757	34,121	26,887
Property upgrades and development (3)	183,174	134,318	120,209
Site development (4)	27,005	22,105	10,370
Total property improvements	309,905	236,950	201,084
Corporate	7,181	12,327	3,181
Total capital improvements	$317,086	$249,277	$204,265
_____________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $34.3 million of restoration and improvement capital expenditures related to Hurricane Ian for the year ended December 31, 2023.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.
Financing Activities
Net cash used in financing activities increased $40.9 million to $215.7 million for the year ended December 31, 2023, from $174.8 million for the year ended December 31, 2022. The increase in net cash used in financing activities was primarily due to increased dividend distributions of $31.6 million.

Management's Discussion and Analysis (continued)
Contractual Obligations
As of December 31, 2023, we were subject to certain contractual payment obligations(1) as described in the following table:

(amounts in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Long Term Borrowings (2)	$3,548,149	$64,445	$182,820	$366,784	$269,481	$243,963	$2,420,655
Interest Expense (3)	955,555	129,044	123,930	116,468	102,513	97,896	385,704
LOC Maintenance Fee	1,317	1,017	300	—	—	—	—
Ground Leases (4)	7,253	675	680	684	689	685	3,840
Office and Other Leases	27,417	3,804	3,710	3,346	3,082	2,906	10,569
Total Contractual Obligations	$4,539,691	$198,985	$311,440	$487,282	$375,765	$345,450	$2,820,768
Weighted average interest rates - Long Term Borrowings	3.79%	3.71%	3.70%	3.83%	3.80%	3.80%	3.83%
_____________________
(1)We do not include insurance, property taxes and cancellable contracts in the contractual obligations table.
(2)Balances exclude unamortized deferred financing costs of $29.5 million. Balances represent debt maturing and scheduled periodic payments as well as our LOC balance of $31.0 million outstanding as of December 31, 2023, on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2023.
(4)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2023, approximately 18.3% of our outstanding debt is fully amortizing.
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

Management's Discussion and Analysis (continued)
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
The fair value of our long-term debt obligations is affected by changes in market interest rates, however our scheduled maturities are well laddered from 2025 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2023, we had no secured debt maturing in 2024. In addition, 18.3% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates.
For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $302.1 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $330.7 million. Our secured debt has fixed interest rates so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured $200.0 million term loan is fixed through the utilization of an interest rate swap through maturity of the term loan, so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured $300.0 million term loan is fixed through the utilization of an interest rate swap, which matures March 25, 2024. After the maturity of the interest rate swap, our unsecured $300.0 million term loan will bear interest at SOFR plus 1.40% to 1.95% per annum. Our line of credit bears interest at a rate of SOFR plus 1.25% to 1.65%.

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
•the effect of potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to our business;
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the item noted below, there were no material changes in our internal control over financial reporting during the year ended December 31, 2023.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by our independent registered public accounting firm, as stated in its report on page F-4.
Remediation of Material Weakness
As previously reported in our 2022 Annual Report on Form 10-K/A, management identified a material weakness related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statement of Cash Flows. During the quarter ended June 30, 2023, we enhanced our control activities related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the purchase and sale of manufactured homes within the Consolidated Statement of Cash Flows. We tested the enhanced control activities as of June 30, 2023 and September 30, 2023 and management has concluded, through its testing, that the control was operating effectively and the material weakness was remediated as of September 30, 2023.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2024 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	89,435	$56.18	5,135,450
Equity compensation plans not approved by security holders (2)	N/A	N/A	644,579
Total	89,435	$56.18	5,780,029
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
The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2024 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Items 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2024 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

3.1(a)	Articles of Amendment and Restatement of Equity LifeStyle Properties, Inc., effective May 15, 2007

3.2(b)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective November 26, 2013

3.3(c)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 2, 2019

3.4(d)	Form of Articles Supplementary for Preferred Stock

3.5(e)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 4, 2020

3.6(f)	Fourth Amended and Restated Bylaws, effective as of July 25, 2023

4.1(g)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(i)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(j)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(k)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(h)	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2018

10.5(l)(+)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "Plan")

10.6(m)(+)	Amended and Restated Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.7(n)(+)	Form of Indemnification Agreement

10.8(o)
Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein

10.9(o)	Third Amended and Restated Guaranty dated as of April 19, 2021 by Equity LifeStyle Properties, Inc. in favor of Wells Fargo Bank, National Association

10.10(p)(+)
Amendment, dated March 1, 2023, to the Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, the Company, Wells Fargo, National Association, and each of the Lenders set forth therein

10.11(q)(+)	Form of Restricted Share Award Agreement for the Plan

10.12(q)(+)	Form of Option Award Agreement for the Plan

14(r)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 27, 2022

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

97*(+)	Compensatory Recovery Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)
The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 8-K filed May 22, 2007
(b)Included as an exhibit to our Report on Form 8-K filed November 26, 2013
(c)Included as an exhibit to our Report on Form 8-K filed May 2, 2019
(d)Included as an exhibit to our Report on Form 8-K filed February 25, 2020
(e)Included as an exhibit to our Report on Form 8-K filed May 4, 2020
(f)Included as an exhibit to our Report on Form 8-K filed July 28, 2023
(g)Included as an exhibit to our Report on Form S-3 Registration Statement dated May 6, 2009, file No. 333-159014
(h)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2020
(i)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1996
(j)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005
(k)Included as an exhibit to our Report on Form 8-K filed January 2, 2014
(l)Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014
(m)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016
(n)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006
(o)Included as an exhibit to our Report on Form 8-K filed April 23, 2021
(p)        Included as an exhibit to our Report on Form 10-Q/A for the quarter ended March 31, 2023
(q)        Included as an exhibit to our Report on Form 8-K filed May 13, 2014
(r)        Included as an exhibit to our Report on Form 10-K/A for the year ended December 31, 2022
*        Filed herewith
(+)        Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 21, 2024	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2024	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 21, 2024	By:	/s/ VALERIE HENRY
Valerie Henry
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Paul Seavey

/s/ VALERIE HENRY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
Valerie Henry

/s/ THOMAS HENEGHAN	Chairman of the Board	February 21, 2024
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 21, 2024
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 21, 2024
Derrick Burks

/s/ PHILIP CALIAN	Director	February 21, 2024
Philip Calian

/s/ DAVID CONTIS	Director	February 21, 2024
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 21, 2024
Constance Freedman

/s/ RADHIKA PAPANDREOU	Director	February 21, 2024
Radhika Papandreou

/s/ SCOTT PEPPET	Director	February 21, 2024
Scott Peppet

/s/ SHELI ROSENBERG	Director	February 21, 2024
Sheli Rosenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Impairment of Long-Lived Assets
Description of the Matter	At December 31, 2023, the Company’s consolidated net investment in real estate totaled $5.3 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

Auditing the Company’s evaluation of impairment of long-lived assets was complex and highly subjective. The determination of the undiscounted cash flows for properties where impairment indicators have been identified is sensitive to significant assumptions such as forecasted net operating income, and capitalization rates used to estimate the property’s residual value, both of which can be affected by expectations about future market conditions, customer demand, and competition.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating impairment of long-lived assets, including controls over management’s review of the assumptions described above.

To test the Company’s process for evaluating impairment of long-lived assets, we performed audit procedures that included, among others, assessing the methodology used, evaluating the assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by the Company to historical operational results, current market data, and real estate industry publications. As part of our procedures, we also evaluated significant variances between the forecasted cash flows and historical actual results and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows that would result from changes in the assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2024

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investment in real estate:
Land	$2,088,657	$2,084,532
Land improvements	4,380,649	4,115,439
Buildings and other depreciable property	1,236,985	1,169,590
	7,706,291	7,369,561
Accumulated depreciation	(2,448,876)	(2,258,540)
Net investment in real estate	5,257,415	5,111,021
Cash and restricted cash	29,937	22,347
Notes receivable, net	49,937	45,356
Investment in unconsolidated joint ventures	85,304	81,404
Deferred commission expense	53,641	50,441
Other assets, net	137,499	181,950
Total Assets	$5,613,733	$5,492,519
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,989,959	$2,693,167
Term loan, net	497,648	496,817
Unsecured line of credit	31,000	198,000
Accounts payable and other liabilities	151,567	175,148
Deferred membership revenue	218,337	197,743
Accrued interest payable	12,657	11,739
Rents and other customer payments received in advance and security deposits	126,451	122,318
Distributions payable	87,493	80,102
Total Liabilities	4,115,112	3,975,034
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 186,426,281 and 186,120,298 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	1,917	1,916
Paid-in capital	1,644,319	1,628,618
Distributions in excess of accumulated earnings	(223,576)	(204,248)
Accumulated other comprehensive income	6,061	19,119
Total Stockholders’ Equity	1,428,721	1,445,405
Non-controlling interests – Common OP Units	69,900	72,080
Total Equity	1,498,621	1,517,485
Total Liabilities and Equity	$5,613,733	$5,492,519

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$1,178,959	$1,118,601	$1,032,575
Annual membership subscriptions	65,379	63,215	58,251
Membership upgrade sales	14,719	12,958	11,191
Other income	67,407	56,144	50,298
Gross revenues from home sales, brokered resales and ancillary services	145,219	180,179	152,517
Interest income	9,037	7,430	7,016
Income from other investments, net	8,703	8,553	4,555
Total revenues	1,489,423	1,447,080	1,316,403
Expenses:
Property operating and maintenance	469,912	443,157	398,983
Real estate taxes	77,993	74,145	72,671
Membership sales and marketing	20,974	20,317	18,668
Property management	76,170	74,083	65,979
Depreciation and amortization	203,738	202,362	188,444
Cost of home sales, brokered resales and ancillary sales	107,668	139,012	120,623
Home selling expenses and ancillary operating expenses	27,453	27,321	23,538
General and administrative	47,280	44,857	39,576
Casualty-related charges/(recoveries), net	—	—	—
Other expenses	5,768	8,646	4,241
Early debt retirement	68	1,156	2,784
Interest and related amortization	132,342	116,562	108,718
Total expenses	1,169,366	1,151,618	1,044,225
Income before income taxes and other items	320,057	295,462	272,178
Gain/(Loss) on sale of real estate and impairment, net	(3,581)	—	(59)
Income tax benefit	10,488	—	—
Equity in income of unconsolidated joint ventures	2,713	3,363	3,881
Consolidated net income	329,677	298,825	276,000

Income allocated to non-controlling interests – Common OP Units	(15,470)	(14,198)	(13,522)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$314,191	$284,611	$262,462

Consolidated net income	$329,677	$298,825	$276,000
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(13,058)	15,595	3,524
Consolidated comprehensive income	316,619	314,420	279,524
Comprehensive income allocated to non-controlling interests – Common OP Units	(14,862)	(15,005)	(13,692)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$301,741	$299,399	$265,816

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Earnings per Common Share – Basic	$1.69	$1.53	$1.43

Earnings per Common Share – Fully Diluted	$1.69	$1.53	$1.43

Weighted average Common Shares outstanding – Basic	186,061	185,780	182,917
Weighted average Common Shares outstanding – Fully Diluted	195,429	195,255	192,883

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2020	$1,813	$1,411,397	$—	$(179,523)	$—	$71,068	$1,304,755
Exchange of Common OP Units for Common Stock	16	10,820	—	—	—	(10,836)	—
Issuance of OP Units	—	—	—	—	—	34,005	34,005
Issuance of Common Stock through employee stock purchase plan	—	2,224	—	—	—	—	2,224
Issuance of Common Stock	84	140,170	—	—	—	—	140,254
Compensation expenses related to restricted stock and stock options	—	10,855	—	—	—	—	10,855
Repurchase of Common Stock or Common OP Units	—	(2,814)	—	—	—	—	(2,814)
Adjustment for Common OP Unitholders in the Operating Partnership	—	22,961	—	—	—	(22,961)	—
Adjustment for fair market value of swap	—	—	—	—	3,524	—	3,524
Consolidated net income	—	—	16	262,462	—	13,522	276,000
Distributions	—	—	(16)	(266,628)	—	(13,737)	(280,381)
Other	—	(2,251)	—	—	—	—	(2,251)
Balance as of December 31, 2021	1,913	1,593,362	—	(183,689)	3,524	71,061	1,486,171
Exchange of Common OP Units for Common Stock	—	312	—	—	—	(312)	—
Issuance of Common Stock through employee stock purchase plan	—	2,743	—	—	—	—	2,743
Issuance of Common Stock	3	28,367	—	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	10,537	—	—	—	—	10,537
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,357)	—	—	—	2,357	—
Adjustment for fair market value of swap	—	—	—	—	15,595	—	15,595
Consolidated net income	—	—	16	284,611	—	14,198	298,825
Distributions	—	—	(16)	(305,170)	—	(15,224)	(320,410)
Other	—	(897)	—	—	—	—	(897)
Balance as of December 31, 2022	1,916	1,628,618	—	(204,248)	19,119	72,080	1,517,485
Exchange of Common OP Units for Common Stock	1	1,237	—	—	—	(1,238)	—
Issuance of Common Stock through employee stock purchase plan	—	1,983	—	—	—	—	1,983
Compensation expenses related to restricted stock and stock options	—	14,711	—	—	—	—	14,711
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(20)	—	—	—	20	—
Adjustment for fair market value of swap	—	—	—	—	(13,058)	—	(13,058)
Consolidated net income	—	—	16	314,191	—	15,470	329,677
Distributions	—	—	(16)	(333,519)	—	(16,432)	(349,967)
Other	—	(278)	—	—	—	—	(278)
Balance as of December 31, 2023	$1,917	$1,644,319	$—	$(223,576)	$6,061	$69,900	$1,498,621

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Consolidated net income	$329,677	$298,825	$276,000
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	3,581	5,423	59
Early debt retirement	68	1,156	2,784
Depreciation and amortization	209,101	207,050	191,432
Amortization of loan costs	4,921	4,839	4,671
Debt premium amortization	(62)	(181)	(325)
Equity in income of unconsolidated joint ventures	(2,713)	(3,363)	(3,881)
Distributions of income from unconsolidated joint ventures	1,328	4,567	52
Proceeds from insurance claims, net	37,561	(42,001)	(875)
Compensation expense related to incentive plans	17,833	8,760	12,694
Revenue recognized from membership upgrade sales upfront payments	(14,719)	(12,958)	(11,191)
Commission expense recognized related to membership sales	4,211	4,101	3,779
Deferred income tax benefit	(10,488)	—	—
Changes in assets and liabilities:
Manufactured homes, net	(31,825)	(27,419)	(4,963)
Notes receivable, net	(4,646)	(4,647)	(4,191)
Deferred commission expense	(7,411)	(7,193)	(8,657)
Other assets, net	(1,362)	(3,645)	(27,149)
Accounts payable and other liabilities	(25,778)	5,833	30,009
Deferred membership revenue	35,313	33,946	36,935
Rents and other customer payments received in advance and security deposits	3,415	2,721	11,844
Net cash provided by operating activities	548,005	475,814	509,027
Cash Flows From Investing Activities:
Real estate acquisitions, net	(9,326)	(140,013)	(537,896)
Business acquisitions	—	—	(41,769)
Proceeds from disposition of properties, net	—	—	(7)
Investment in unconsolidated joint ventures	(9,275)	(26,407)	(49,695)
Distributions of capital from unconsolidated joint ventures	5,625	17,018	3,154
Proceeds from insurance claims, net	5,309	(3,388)	2,048
Capital improvements	(317,086)	(249,277)	(204,265)
Net cash used in investing activities	(324,753)	(402,067)	(828,430)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,984	2,743	2,224
Gross proceeds from the issuance of common stock	—	28,370	140,254
Distributions:
Common Stockholders	(326,404)	(296,147)	(261,748)
Common OP Unitholders	(16,156)	(14,798)	(13,953)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(1,932)	(3,449)	(2,814)
Principal payments and mortgage debt repayment	(164,583)	(135,781)	(128,738)
Mortgage notes payable financing proceeds	463,753	200,000	270,016
Term loan proceeds	—	200,000	600,000
Term loan repayment	—	—	(300,000)
Line of credit repayment	(688,000)	(557,000)	(432,500)
Line of credit proceeds	521,000	406,000	559,500
Debt issuance and defeasance costs	(5,033)	(3,825)	(11,233)
Other	(275)	(895)	(2,251)
Net cash (used in) provided by financing activities	(215,662)	(174,798)	418,741
Net increase (decrease) in cash and restricted cash	7,590	(101,051)	99,338
Cash and restricted cash, beginning of period	22,347	123,398	24,060
Cash and restricted cash, end of period	$29,937	$22,347	$123,398

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental information:
Cash paid for interest, net	$130,234	$111,871	$104,137
Cash paid for the purchase of manufactured homes	$106,627	$123,522	$86,025

Real estate acquisitions:
Investment in real estate	$(10,057)	$(141,588)	$(631,541)
Notes receivable, net	—	(772)	—
Other assets, net	—	—	(4,443)
Debt assumed	—	—	39,986
Deferred membership revenue	—	315	—
Accounts payable and other liabilities	13	1,131	9,833
Rents and other customer payments received in advance and security deposits	718	901	14,265
OP Units issued	—	—	34,004
Real estate acquisitions, net	$(9,326)	$(140,013)	$(537,896)

Business acquisitions:
Intangibles	$—	$—	$(33,250)
Goodwill	—	—	(9,586)
Other assets, net	—	—	(933)
Accounts payable and other liabilities	—	—	2,000
Acquisition of business, net	$—	$—	$(41,769)

Real estate dispositions:
Investment in real estate	$—	$—	$52
Loss on sale of real estate, net	—	—	(59)
Real estate dispositions, net	$—	$—	$(7)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 95.3% as of December 31, 2023. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2023, the Non-controlling interests—Common OP Units were 9,104,654, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
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
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All property and site counts and acreage amounts are unaudited.
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
During the year ended December 31, 2023, we recorded a $3.6 million reduction to the carrying value of certain assets, as a result of property damage caused by weather events in 2023.
(d)    Acquisitions
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
As of December 31, 2023 and 2022, the gross carrying amount of identified intangible assets and goodwill was $55.6 million, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of both December 31, 2023 and 2022, this amount was comprised of $38.0 million of identified intangible assets and $17.6 million of goodwill. Accumulated amortization of identified intangibles assets was $12.2 million and $7.7 million as of December 31, 2023 and 2022, respectively. The estimated annual aggregated amortization expense to be recognized over each of the next five years is $3.6 million. The weighted average remaining useful life is approximately seven years.
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
(g)    Restricted Cash
As of December 31, 2023 and 2022, restricted cash consisted of $25.7 million and $19.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
(i)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $29.5 million and $28.1 million as of December 31, 2023 and 2022, respectively.
(j)    Allowance for Credit Losses
We account for allowance for credit losses under the current expected credit loss ("CECL") impairment model for our financial assets, including receivables from tenants, receivables for annual membership subscriptions, Contracts Receivable and Chattel Loans (See Note 8. Notes Receivable, Net for definition of these terms), and present the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Our allowance for credit losses was as follows:

	December 31,
(amounts in thousands):	2023	2022
Balance, beginning of year	$20,371	$21,049
Provision for losses	4,789	5,242
Write-offs	(5,685)	(5,920)
Balance, end of year	$19,475	$20,371

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
(m) Insurance Recoveries

We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and are recognized in the period in which the insurance proceeds are received.

During the years ended December 31, 2023 and December 31, 2022, we recognized expenses of approximately $13.4 million and $40.6 million related to debris removal and cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $13.4 million and $40.6 million, respectively, related to the expected insurance recovery as a result of Hurricane Ian, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income.
During the years ended December 31, 2023 and December 31, 2022, we received insurance proceeds of approximately $68.3 million and zero, respectively, of which $10.6 million and zero was identified as business interruption recovery revenue, respectively.
(n)    Non-Controlling Interests
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
(o)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2023 and 2022, the REIT had a federal net operating loss carryforward of approximately $48.6 million and $51.7 million, respectively. The Company utilized $3.1 million and zero of the net operating loss carryforward to offset its tax and distribution requirements for the years ended December 31, 2023 and 2022, respectively. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset for the REIT has been recorded as of December 31, 2023 and 2022.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates and have federal net operating loss carryforwards. We maintained a valuation allowance against the TRSs' net deferred tax assets as of December 31, 2022. We regularly assess the need for a valuation allowance against our deferred tax assets and concluded at December 31, 2023 that it was more likely than not we would realize the benefit of the deferred tax assets. Therefore, we released the full valuation allowance of $10.5 million in 2023.
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.
As of December 31, 2023, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $5.1 billion (unaudited) and $57.0 million (unaudited), respectively.
During the years ended December 31, 2023, 2022 and 2021, our tax treatment of common stock distributions was as follows (unaudited):

	2023	2022	2021
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.649	$1.483	$1.538
Long-term capital gains	0.005	—	—
Non-dividend distributions	0.141	0.152	—
Distributions declared per common stock outstanding	$1.795	$1.635	$1.538

The quarterly distribution paid on January 12, 2024 of $0.447500 (unaudited) per share of common stock will all be allocable to 2023 for federal tax purposes.

(p)    New Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We are currently evaluating the impact of ASU 2023-05, but do not expect the adoption to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of ASU 2023-09, but do not expect the adoption to have a material impact on our consolidated financial statements.

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

(amounts in thousands)	As of December 31, 2023
2024	$91,108
2025	87,803
2026	26,025
2027	24,543
2028	22,812
Thereafter	49,268
Total	$301,559

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring at various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2032. For the years ended December 31, 2023, 2022 and 2021, total operating lease payments were $6.5 million, $9.3 million and $10.4 million, respectively.

The following table presents the operating lease payments for the year ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Fixed lease cost:
Ground leases (1)	$671	$3,601	$5,906
Office and other leases	3,836	3,739	3,529
Variable lease cost:
Ground leases (1)	1,969	1,938	871
Office and other leases	—	—	50
Total lease cost	$6,476	$9,278	$10,356
__________________
(1)The Westwinds ground leases expired August 31, 2022, for additional information see Part I. Item 1. Financial Statements—Note 16. Commitments and Contingencies.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2023:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2024	$675	$3,774	$4,449
2025	680	3,339	4,019
2026	684	2,967	3,651
2027	689	2,695	3,384
2028	685	2,511	3,196
Thereafter	3,840	8,395	12,235
Total undiscounted rental payments	7,253	23,681	30,934
Less imputed interest	(1,832)	(3,362)	(5,194)
Total lease liabilities	$5,421	$20,319	$25,740

ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.6 million and $25.7 million, respectively, as of December 31, 2023. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 3.9% at December 31, 2023.
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

Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(amounts in thousands, except per share data)	2023	2022	2021
Numerators:
Net income available to Common Stockholders—Basic	$314,191	$284,611	$262,462
Amounts allocated to dilutive securities	15,470	14,198	13,522
Net income available to Common Stockholders—Fully Diluted	$329,661	$298,809	$275,984
Denominator:
Weighted average Common Shares outstanding—Basic	186,061	185,780	182,917
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,217	9,289	9,739
Stock options and restricted stock	151	186	227
Weighted average Common Shares outstanding—Fully Diluted	195,429	195,255	192,883

Earnings per Common Share—Basic:	$1.69	$1.53	$1.43

Earnings per Common Share—Fully Diluted:	$1.69	$1.53	$1.43
Note 5—Common Stock and Other Equity Related Transactions
Equity Offering Program
There was no ATM activity under our prior ATM equity offering program during the year ended December 31, 2023.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
The following table presents the shares that were issued under our prior ATM equity offering programs, during the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(amounts in thousands, except share data)	2022	2021
Shares of common stock sold	328,123	1,660,290
Weighted average price	$86.46	$84.48
Total gross proceeds	$28,370	$140,254
Commissions paid to sales agents	$389	$1,816
Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2023, 2022 and 2021, were 29,428, 37,042 and 32,145, respectively. As of December 31, 2023, 644,579 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 9,104,654, 9,265,565 and 9,305,651 outstanding at December 31, 2023, 2022 and 2021, respectively):

	Years Ended December 31,
	2023	2022	2021
Shares outstanding at January 1,	186,120,298	185,640,379	182,230,631
Common stock issued through the ATM Equity Offering Program and its predecessor	—	328,123	1,660,290
Common stock issued through exchange of OP Units	160,911	40,086	1,601,266
Common stock issued through restricted stock grants	143,275	130,600	162,955
Common stock forfeitures	—	(11,881)	—
Common stock issued through ESPP and Dividend Reinvestment Plan	30,205	37,660	32,778
Common stock repurchased and retired	(28,408)	(44,669)	(47,541)
Shares outstanding at December 31,	186,426,281	186,120,298	185,640,379

During the years ended December 31, 2023, 2022 and 2021, shares of common stock were surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $68.02, $77.22 and $61.50 per share, respectively.
As of December 31, 2023, 2022 and 2021, ELS' percentage ownership of the Operating Partnership was approximately 95.3%, 95.3% and 95.2%, respectively. The remaining approximately 4.7%, 4.7% and 4.8% as of December 31, 2023, 2022 and 2021, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2021:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.3625	March 31, 2021	March 26, 2021	April 9, 2021
$0.3625	June 30, 2021	June 25, 2021	July 9, 2021
$0.3625	September 30, 2021	September 24, 2021	October 8, 2021
$0.3625	December 31, 2021	December 31, 2021	January 14, 2022
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
Note 6—Investment in Real Estate
Acquisitions
During the year ended December 31, 2023, we completed the acquisition of Red Oak Shores Campground, a 223-site RV community located in Ocean View, New Jersey for a purchase price of $9.5 million. We also acquired two land parcels adjacent to two of our properties, containing approximately two acres for a combined purchase price of $0.5 million. All acquisitions were accounted for as asset acquisitions under ASC 805, Business Combinations and were funded from our unsecured line of credit.
Fair Value
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2023 and 2022, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2023	2022
Assets acquired
Land	$2,715	$64,514
Buildings and other depreciable property	6,759	71,498
In-place leases (a)	583	5,576
Net investment in real estate	$10,057	$141,588
Other assets	—	772
Total assets acquired	$10,057	$142,360
Liabilities assumed
Other liabilities	731	2,347
Total liabilities assumed	$731	$2,347
Net assets acquired	$9,326	$140,013
_____________________
(a)In-place leases are included in buildings and other depreciable property on the Consolidated Balance Sheets.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location (a)	Number of Sites	Economic Interest (b)		2023	2022	2023	2022	2021
Meadows	Various (2,2)	1,077	50%		$534	$158	$2,676	$2,458	$2,010
Lakeshore	Florida (3,3)	721	(c)		3,387	2,625	757	683	568
Voyager	Arizona (1,1)	—	—%	(d)	—	139	694	43	556
ECHO JV	Various	—	50%		2,773	2,963	(190)	958	773
RVC	Various	1,283	80%	(e)	62,441	60,323	(585)	(587)	(26)
Mulberry Farms	Arizona	200	50%		10,546	9,902	(246)	(169)	—
Hiawassee KOA JV	Georgia	283	50%		5,623	5,294	(393)	(23)	—
		3,564			$85,304	$81,404	$2,713	$3,363	$3,881
_____________________
(a)The number of Properties are shown parenthetically for the years ended December 31, 2023 and 2022, respectively.
(b)The percentages shown approximate our economic interest as of December 31, 2023. Our legal ownership interest may differ.
(c)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(d)In March of 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(e)Includes three joint ventures of which one joint venture owns a portfolio of seven operating RV communities and two joint ventures each own an RV property under development.
We recognized $2.7 million, $3.4 million and $3.9 million (net of $4.6 million, $3.9 million and $1.1 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2023, 2022 and 2021, respectively. We received approximately $7.0 million, $21.6 million and $3.2 million in distributions from joint ventures for the years ended December 31, 2023, 2022 and 2021, respectively. Approximately $2.3 million, $2.2 million and $2.9 million of the distributions made to us exceeded our investment basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8—Notes Receivable, net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades (“Contracts Receivable”). As of December 31, 2023 and 2022, Contracts Receivable, net of allowance, was $42.3 million and $36.6 million, respectively. Contracts Receivable, as of December 31, 2023, had an average stated interest rate of 15.4% per annum, a weighted average term remaining of 4.6 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as “Chattel Loans”). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2023 and 2022, we had $7.6 million and $8.8 million of Chattel Loans, respectively. As of December 31, 2023, the Chattel Loans receivable had an average stated interest rate of approximately 7.6% per annum and had a weighted average term remaining of approximately 12 years.

Note 9—Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2023 and 2022. The following table presents the fair value of our mortgage notes payable:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Borrowing Arrangements (continued)

	As of December 31, 2023		As of December 31, 2022
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,425,384	$3,017,149	$2,043,412	$2,718,114

As of December 31, 2023 and 2022, we had outstanding mortgage indebtedness on Properties of approximately $2,990.0 million and $2,693.2 million, respectively, net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of premium/discount amortization and loan cost amortization on mortgage indebtedness, as of December 31, 2023 and December 31, 2022, was approximately 3.8% and 3.7% per annum, respectively. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 and 114 of our Properties as of December 31, 2023 and December 31, 2022, respectively, and the gross carrying value of such Properties was approximately $3,194.1 million and $2,868.3 million, as of December 31, 2023 and December 31, 2022, respectively.
2023 Activity
During the year ended December 31, 2023 we closed on an incremental borrowing from an existing mortgage generating gross proceeds of $89.0 million. The mortgage has a fixed interest rate of 5.04% per annum and matures in ten years. We closed on three mortgages generating gross proceeds of $375.0 million. The mortgages are secured by 20 MH or RV properties, have a weighted average fixed interest rate of 5.05% per annum and a weighted average maturity of approximately eight years.
The proceeds were used to repay the outstanding balance on the unsecured line of credit (“LOC”) and $100.4 million of principal on three mortgages that were due to mature in 2023 and 2024. The repaid mortgages had a weighted average fixed interest rate of 4.94% per annum and were secured by 14 MH and RV properties.
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
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of SOFR plus 1.25% to 1.65%, requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025. The $300 million Term Loan has an interest rate of SOFR plus 1.40% to 1.95% per annum and matures on April 17, 2026. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. As of December 31, 2023, the Company has no remaining LIBOR based borrowings.
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.
The LOC had a balance of $31.0 million and $198.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, our LOC had a remaining borrowing capacity of $469.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Borrowing Arrangements (continued)
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2023:

(amounts in thousands)	Amount
2024	$64,445
2025	182,820
2026	366,784
2027	269,481
2028	243,963
Thereafter	2,420,655
Unamortized deferred financing costs	(29,542)
Total	$3,518,607

As of December 31, 2023, we were in compliance in all material respects with the covenants in our borrowing arrangements.

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
In March 2021, we entered into a Swap Agreement (the “2021 Swap”) with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 9. Borrowing Arrangements). The 2021 Swap has a fixed interest rate of 0.41% per annum and matures on March 25, 2024. Based on the leverage as of December 31, 2023, our spread over SOFR was 1.40% resulting in an estimated all-in interest rate of 1.81% per annum.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of December 31, 2023, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instrument:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2023	2022
Interest Rate Swaps	Other assets, net	$6,061	$19,119

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities (continued)
The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the year ended December 31,			Location of (gain)/ loss reclassified from accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2023	2022	2021	(amounts in thousands)	2023	2022	2021
Interest Rate Swaps	$(5,039)	$(19,904)	$(2,777)	Interest Expense	$(18,097)	$(4,309)	$746
During the next twelve months, we estimate that $5.6 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligations. As of December 31, 2023, we had not posted any collateral related to the Swaps.

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of
(amounts in thousands)	2023	2022
Deferred revenue - upfront payments from membership upgrade sales as of December 31,	$185,660	$163,957
Membership upgrade sales	35,684	34,661
Revenue recognized from membership upgrade sales upfront payments	(14,719)	(12,958)
Net increase in deferred revenue - upfront payments from membership upgrade sales	20,965	21,703
Deferred revenue - upfront payments from membership upgrade sales as of December 31, (1)	$206,625	$185,660

Deferred commission expense as of December 31,	$50,441	$47,349
Deferred commission expense	7,411	7,193
Commission expense recognized	(4,211)	(4,101)
Net increase in deferred commission expense	3,200	3,092
Deferred commission expense as of December 31,	$53,641	$50,441
_____________________
(1)Included in Deferred membership revenue on the Consolidated Balance Sheet.

Note 12—Transactions with Related Parties
We lease office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Samuel Zell, the former Chairman of our Board of Directors. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.9 million for the year ended December 31, 2023 and $1.7 million for both the years ended December 31, 2022 and 2021.
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
Equity awards under the 2014 Plan are made by the Compensation Committee, who determines the individuals eligible to receive awards, the types of awards and the terms, conditions and restrictions applicable to any award. Grants to directors are determined by the Board of Directors. As of December 31, 2023, 5,135,450 shares remained available for future grants.

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
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2023, 2022 and 2021 was $14.7 million, $10.5 million and $10.9 million, respectively. Stock-based compensation expense of $14.7 million for the year ended December 31, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.
Restricted Stock
A summary of our restricted stock activities and related information, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	348,791	$53.06
Shares granted	162,955	$50.42
Shares forfeited/cancelled	—	$—
Shares vested	(196,839)	$60.91
Balance at December 31, 2021	314,907	$53.98
Shares granted	130,600	$77.47
Shares forfeited/cancelled	(11,881)	$33.35
Shares vested	(167,244)	$48.99
Balance at December 31, 2022	266,382	$69.24
Shares granted	143,275	$56.63
Shares forfeited/cancelled	—	$—
Shares vested	(228,478)	$72.25
Balance at December 31, 2023	181,179	$55.84

Compensation expense to be recognized subsequent to December 31, 2023, for restricted stock granted during or prior to 2023 that have not yet vested was $3.7 million, which is expected to be recognized over a weighted average term of 1.6 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13—Equity Incentive Awards (continued)

Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation:

	2023	2022
Dividend Yield	2.6%	2.1%
Risk-Free Interest Rate	3.4%	2.8%
Expected Life	5.6 years	5.6 years
Expected Volatility	28.1%	26.5%
Weighted Average Grant Date Fair Value Per Share	$16.31	$18.40
There were 8,450 stock options granted during December 31, 2023. No options were forfeited or expired for the years ended December 31, 2023, 2022 and 2021. A summary of our stock option activity and related information, is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2020	57,590	$47.96	7.2	$0.9
Options issued	16,185	$68.74
Balance at December 31, 2021	73,775	$52.52	6.9	$2.6
Options issued	7,210	$79.72
Balance at December 31, 2022	80,985	$54.94	6.2	$1.0
Options issued	8,450	$68.01
Balance at December 31, 2023	89,435	$56.18	5.6	$1.4
Exercisable at December 31, 2023	81,345	$54.70	5.2	$1.3

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
The Compensation Committee has responsibility for administering the 2022 LTIP and may use its reasonable discretion to adjust the performance criteria or the 2022 LTIP Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2022 LTIP. The 2022 LTIP Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2024 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2022 LTIP. For each of the years ended December 31, 2023 and 2022, we accrued compensation expense of approximately $3.1 million.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Our contribution to the 401K Plan was approximately $2.8 million, $2.4 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Beginning on August 31, 2023 through October 12, 2023, certain private party plaintiffs filed several putative class actions in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc. (“Datacomp”) and several owner/operators of manufactured housing communities, including ELS (the “Datacomp Litigation”), alleging that the community owner/operators used JLT Market Reports produced by Datacomp to conspire to raise manufactured home lot rents in violation of Section 1 of the Sherman Act. ELS purchased Datacomp in connection with the MHVillage/Datacomp acquisition during the year ended December 31, 2021. On December 15, 2023, the plaintiffs filed an amended consolidated complaint captioned, In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-6715. Plaintiffs seek both injunctive relief and monetary damages, including attorneys’ fees. The defendants filed a motion to dismiss on January 29, 2024.
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of December 31, 2023, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2023, 2022 and 2021.
The following tables summarize our segment financial information for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,361,792	$109,891	$1,471,683
Operations expenses	(685,392)	(94,778)	(780,170)
Income from segment operations	676,400	15,113	691,513
Interest income	6,473	2,512	8,985
Depreciation and amortization	(192,857)	(10,881)	(203,738)
Loss on sale of real estate and impairment, net	(3,581)	—	(3,581)
Income from operations	$486,435	$6,744	$493,179
Reconciliation to consolidated net income:
Corporate interest income			52
Income from other investments, net			8,703
General and administrative			(47,280)
Other expenses			(5,768)
Interest and related amortization			(132,342)
Income tax benefit			10,488
Equity in income of unconsolidated joint ventures			2,713
Early debt retirement			(68)
Consolidated net income			$329,677

Total assets	$5,342,386	$271,347	$5,613,733
Capital improvements	$290,081	$27,005	$317,086

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)

	Year Ended December 31, 2022
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,291,467	$139,630	$1,431,097
Operations expenses	(656,839)	(121,196)	(778,035)
Income from segment operations	634,628	18,434	653,062
Interest income	5,722	1,701	7,423
Depreciation and amortization	(192,302)	(10,060)	(202,362)
Income (loss) from operations	$448,048	$10,075	$458,123
Reconciliation to consolidated net income:
Corporate interest income			7
Income from other investments, net			8,553
General and administrative			(44,857)
Other expenses			(8,646)
Interest and related amortization			(116,562)
Equity in income of unconsolidated joint ventures			3,363
Early debt retirement			(1,156)
Consolidated net income			$298,825

Total assets	$5,228,575	$263,944	$5,492,519
Capital improvements	$227,172	$22,105	$249,277

	Year Ended December 31, 2021
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,187,535	$117,297	$1,304,832
Operations expenses	(594,503)	(105,959)	(700,462)
Income from segment operations	593,032	11,338	604,370
Interest income	5,068	1,918	6,986
Depreciation and amortization	(177,897)	(10,547)	(188,444)
Loss on sale of real estate, net	(59)	—	(59)
Income (loss) from operations	$420,144	$2,709	$422,853
Reconciliation to consolidated net income:
Corporate interest income			30
Income from other investments, net			4,555
General and administrative			(39,576)
Other expenses			(4,241)
Interest and related amortization			(108,718)
Equity in income of unconsolidated joint ventures			3,881
Early debt retirement			(2,784)
Consolidated net income			$276,000

Total assets	$5,056,991	$250,880	$5,307,871
Capital Improvements	$193,895	$10,370	$204,265

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Revenues:
Rental income	$1,164,333	$1,103,357	$1,015,879
Annual membership subscriptions	65,379	63,215	58,251
Membership upgrade sales	14,719	12,958	11,191
Other income	67,407	56,144	50,298
Gross revenues from ancillary services	49,954	55,793	51,916
Total property operations revenues	1,361,792	1,291,467	1,187,535
Expenses:
Property operating and maintenance	464,512	437,764	393,256
Real estate taxes	77,993	74,145	72,671
Membership sales and marketing	20,974	20,317	18,668
Cost of ancillary services	24,192	28,969	25,529
Ancillary operating expenses	21,551	21,561	18,400
Property management	76,170	74,083	65,979
Total property operations expenses	685,392	656,839	594,503
Income from property operations segment	$676,400	$634,628	$593,032

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Revenues:
Rental income (1)	$14,626	$15,244	$16,696
Gross revenue from home sales and brokered resales	95,265	124,386	100,601
Total revenues	109,891	139,630	117,297
Expenses:
Cost of home sales and brokered resales	83,476	110,043	95,094
Home selling expenses	5,902	5,760	5,138
Rental home operating and maintenance	5,400	5,393	5,727
Total expenses	94,778	121,196	105,959
Income from home sales and rentals operations segment	$15,113	$18,434	$11,338
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.
Note 18—Subsequent Events
Equity Incentive Awards
On February 2, 2024, the Compensation Committee approved the 2024 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2014 Plan. As a result, we awarded 90,378 shares of restricted stock. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on February 4, 2025, February 3, 2026 and February 2, 2027, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on February 4, 2025, February 3, 2026 and February 2, 2027, respectively, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Subsequent Events (continued)
period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 15,062 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.0 million.
Dividend
On February 6, 2024, our Board of Directors approved setting the annual dividend rate for 2024 at $1.91 per share of common stock, an increase of $0.12 over the current $1.79 per share of common stock for 2023. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$2,136	$212	$2,746	$2,958	$(720)	2006
Apache East	Apache Junction	AZ	(4,558)	2,236	4,181	—	281	2,236	4,462	6,698	(2,011)	2011
Countryside RV	Apache Junction	AZ	(7,417)	2,056	6,241	—	1,908	2,056	8,149	10,205	(5,433)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	728	2,394	4,744	7,138	(1,959)	2011
Dolce Vita	Apache Junction	AZ	(41,749)	52,803	37,245	—	7,879	52,803	45,124	97,927	(8,001)	2020
Golden Sun RV	Apache Junction	AZ	(5,268)	1,678	5,049	—	1,856	1,678	6,905	8,583	(4,029)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	657	6,445	5,949	12,394	(1,360)	2020
Valley Vista	Benson	AZ	—	115	429	—	433	115	862	977	(313)	2010
Casita Verde	Casa Grande	AZ	—	719	2,179	—	477	719	2,656	3,375	(1,401)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	2,092	2,869	10,745	13,614	(5,642)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	820	747	3,081	3,828	(1,633)	2006
Sunshine Valley	Chandler	AZ	(28,209)	9,139	12,912	—	1,121	9,139	14,033	23,172	(6,062)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	8,121	1,456	11,511	12,967	(4,040)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	4,082	2,103	10,365	12,468	(6,328)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,738	2,450	9,190	11,640	(7,029)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	2,190	1,400	6,408	7,808	(5,279)	1993
Hacienda De Valencia	Mesa	AZ	(17,088)	833	2,701	—	6,062	833	8,763	9,596	(6,308)	1984
Mesa Spirit	Mesa	AZ	(13,591)	17,382	25,238	192	1,434	17,574	26,672	44,246	(8,341)	2014
Monte Vista Resort	Mesa	AZ	(61,511)	11,402	34,355	—	39,917	11,402	74,272	85,674	(30,528)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	4,128	1,273	8,788	10,061	(6,783)	1994
The Highlands at Brentwood	Mesa	AZ	(10,695)	1,997	6,024	—	2,871	1,997	8,895	10,892	(7,580)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(144,594)	24,890	56,340	15	30,043	24,905	86,383	111,288	(46,161)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	2,032	932	5,251	6,183	(4,341)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	3,331	2,215	9,798	12,013	(6,367)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,470	706	4,510	5,216	(3,301)	1998
Central Park	Phoenix	AZ	(9,261)	1,612	3,784	—	2,640	1,612	6,424	8,036	(5,094)	1983
Desert Skies	Phoenix	AZ	(3,991)	792	3,126	—	1,278	792	4,404	5,196	(3,309)	1998
Sunrise Heights	Phoenix	AZ	(4,889)	1,000	3,016	—	2,465	1,000	5,481	6,481	(4,158)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	713	670	2,854	3,524	(2,178)	1998
Desert Vista	Salome	AZ	—	66	268	—	445	66	713	779	(287)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	4,319	1,096	7,750	8,846	(4,281)	1997
Venture In	Show Low	AZ	(8,688)	2,050	6,188	—	1,145	2,050	7,333	9,383	(4,042)	2006
Paradise	Sun City	AZ	(36,153)	6,414	19,263	11	4,445	6,425	23,708	30,133	(14,868)	2004
The Meadows AZ	Tempe	AZ	(14,226)	2,613	7,887	—	5,457	2,613	13,344	15,957	(10,763)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	3,358	1,674	8,066	9,740	(5,746)	1998
The Crossing at Voyager (2)	Tucson	AZ	—	6,148	—	—	8,148	6,148	8,148	14,296	(123)	2020
Voyager	Tucson	AZ	(38,277)	13,133	63,886	—	2,380	13,133	66,266	79,399	(12,270)	2021
Westpark	Wickenburg	AZ	(15,910)	4,495	10,517	—	5,667	4,495	16,184	20,679	(5,536)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,548	1,440	5,893	7,333	(3,511)	2003
Cactus Gardens	Yuma	AZ	(5,625)	1,992	5,984	—	966	1,992	6,950	8,942	(4,210)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	704	1,595	5,478	7,073	(3,004)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	603	666	2,614	3,280	(1,574)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	934	459	2,336	2,795	(1,164)	2003
Mesa Verde RV	Yuma	AZ	(3,959)	1,387	4,148	—	1,212	1,387	5,360	6,747	(2,755)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	885	1,249	4,644	5,893	(2,843)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	704	416	1,672	2,088	(1,116)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	21,096	2,972	28,013	30,985	(7,937)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	6,463	8,336	22,237	30,573	(7,647)	2011
Monte del Lago	Castroville	CA	(40,007)	3,150	9,469	—	6,957	3,150	16,426	19,576	(10,923)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	12,492	—	30,671	30,671	(23,880)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	1,178	—	1,394	1,394	(634)	1994
Colony Park	Ceres	CA	(7,593)	890	2,837	—	1,932	890	4,769	5,659	(3,299)	1998
Russian River	Cloverdale	CA	—	368	868	5	1,033	373	1,901	2,274	(841)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	3,543	401	4,477	4,878	(1,591)	2004
Rancho Mesa	El Cajon	CA	(16,407)	2,130	6,389	—	2,967	2,130	9,356	11,486	(6,317)	1998
Rancho Valley	El Cajon	CA	(21,032)	685	1,902	—	3,430	685	5,332	6,017	(3,151)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,306	312	3,033	3,345	(1,271)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	3,939	756	6,287	7,043	(2,910)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	11,266	2,072	16,089	18,161	(5,469)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	7,686	778	10,329	11,107	(4,295)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	2,953	317	3,690	4,007	(1,425)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	8,468	2,661	14,662	17,323	(6,087)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	2,282	—	7,710	7,710	(4,550)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	2,211	871	4,914	5,785	(2,994)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	1,912	900	4,012	4,912	(2,114)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,191	272	1,824	2,096	(814)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	867	20,379	9,071	29,450	(1,036)	2020
Wilderness Lakes	Menifee	CA	—	2,157	5,088	405	5,235	2,562	10,323	12,885	(4,608)	2004
Coralwood	Modesto	CA	—	—	5,047	—	2,051	—	7,098	7,098	(5,196)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	9,052	2,836	13,430	16,266	(4,391)	2004
Lake Minden	Nicolaus	CA	—	961	2,267	13	2,488	974	4,755	5,729	(2,408)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	3,210	1,940	8,842	10,782	(4,357)	2004
Oceanside RV	Oceanside	CA	—	27,781	16,596	—	932	27,781	17,528	45,309	(2,435)	2022
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	3,336	1,076	5,840	6,916	(2,630)	2004
Concord Cascade	Pacheco	CA	(23,811)	985	3,016	—	5,041	985	8,057	9,042	(5,017)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	3,697	1,660	8,670	10,330	(5,343)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	6,990	1,430	10,318	11,748	(3,543)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	4,163	1,835	8,434	10,269	(3,759)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,383	1,295	5,249	6,544	(3,027)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	2,026	1,799	7,476	9,275	(4,015)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,272	1,155	4,741	5,896	(3,531)	1998
California Hawaiian	San Jose	CA	(30,398)	5,825	17,755	—	7,308	5,825	25,063	30,888	(18,733)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	(4,512)	—	—	—	—	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	1,660	12,342	7,367	19,709	(5,582)	1997
Village of the Four Seasons	San Jose	CA	(17,558)	5,229	15,714	—	2,728	5,229	18,442	23,671	(11,106)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	(17,616)	—	—	—	—	1997
Laguna Lake	San Luis Obispo	CA	(18,759)	2,845	6,520	—	4,235	2,845	10,755	13,600	(6,558)	1998
Contempo Marin	San Rafael	CA	(34,626)	4,787	16,379	—	6,292	4,787	22,671	27,458	(19,057)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	5,907	872	7,936	8,808	(2,386)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,126)	2,103	7,201	—	6,981	2,103	14,182	16,285	(9,570)	1994
Meadowbrook	Santee	CA	(20,201)	4,345	12,528	—	5,072	4,345	17,600	21,945	(12,642)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	1,593	1,595	5,530	7,125	(2,461)	2007
Lamplighter Village	Spring Valley	CA	(36,569)	633	2,201	—	3,817	633	6,018	6,651	(3,574)	1983
Santiago Estates	Sylmar	CA	(20,272)	3,562	10,767	—	5,600	3,562	16,367	19,929	(10,846)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	3,340	602	5,261	5,863	(2,505)	1997
Pilot Knob RV Resort	Winterhaven	CA	—	581	1,151	—	940	581	2,091	2,672	(294)	2022
Hillcrest Village CO	Aurora	CO	(36,209)	1,912	5,202	289	9,890	2,201	15,092	17,293	(8,743)	1983
Cimarron Village	Broomfield	CO	(29,865)	863	2,790	—	2,341	863	5,131	5,994	(3,778)	1983
Holiday Village CO	Colorado Springs	CO	(19,732)	567	1,759	—	3,695	567	5,454	6,021	(3,170)	1983
Bear Creek Village	Denver	CO	(5,315)	1,100	3,359	—	1,420	1,100	4,779	5,879	(3,370)	1998
Holiday Hills Village	Denver	CO	(65,156)	2,159	7,780	—	11,428	2,159	19,208	21,367	(12,986)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	4,253	826	6,668	7,494	(4,102)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,148	750	3,413	4,163	(2,623)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,794	1,694	12,859	14,553	(7,528)	1986

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Blue Mesa Recreational Ranch	Gunnison	CO	—	5,126	8,217	—	598	5,126	8,815	13,941	(1,988)	2022
Pueblo Grande	Pueblo	CO	—	241	1,069	—	5,766	241	6,835	7,076	(2,283)	1983
Woodland Hills	Thornton	CO	(37,343)	1,928	4,408	—	4,841	1,928	9,249	11,177	(7,312)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	674	6,011	13,010	19,021	(5,831)	2011
Waterford Estates	Bear	DE	(36,549)	5,250	16,202	—	4,111	5,250	20,313	25,563	(10,612)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	341	562	2,051	2,613	(1,616)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,776	1,536	7,385	8,921	(6,008)	1988
Mariner's Cove	Millsboro	DE	(17,577)	990	2,971	—	12,896	990	15,867	16,857	(8,161)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	1,149	498	2,676	3,174	(1,840)	1998
Aspen Meadows	Rehoboth	DE	(12,653)	1,148	3,460	—	1,130	1,148	4,590	5,738	(3,483)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	5,138	1,778	7,196	8,974	(5,494)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	11,085	5,251	19,485	17,156	36,641	(5,951)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	938	1,093	4,218	5,311	(2,518)	2003
Aventura Marina	Aventura	FL	—	813	811	—	7	813	818	1,631	(154)	2019
Hi-Lift Marina	Aventura	FL	—	21,444	4,178	—	1,851	21,444	6,029	27,473	(1,073)	2021
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	17,693	5,273	33,515	38,788	(14,819)	2004
Windmill Manor	Bradenton	FL	(9,796)	2,153	6,125	—	2,800	2,153	8,925	11,078	(6,727)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	2,435	2,300	9,338	11,638	(5,314)	2004
Clover Leaf Farms	Brooksville	FL	(30,314)	13,684	24,106	—	10,755	13,684	34,861	48,545	(12,162)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	767	1,092	2,945	4,037	(1,084)	2011
Myriad Development - Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	44	31,365	12,616	31,365	43,981	(1,375)	2020
Palm Harbour Marina	Cape Haze	FL	—	13,228	6,310	—	(355)	13,228	5,955	19,183	(851)	2021
Glen Ellen	Clearwater	FL	—	619	1,882	—	657	619	2,539	3,158	(1,554)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	3,890	1,278	7,818	9,096	(4,562)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	808	925	3,674	4,599	(2,878)	1998
Serendipity	Clearwater	FL	(16,005)	18,944	11,782	—	2,371	18,944	14,153	33,097	(5,212)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	932	4,984	9,414	14,398	(4,138)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	644	3,102	6,124	9,226	(2,677)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	830	1,649	5,858	7,507	(3,777)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	5,333	3,883	17,033	20,916	(8,299)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	2,334	1,595	7,127	8,722	(3,885)	2004
Orange Lake	Clermont	FL	—	4,303	6,815	—	1,988	4,303	8,803	13,106	(3,499)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	25,254	3,015	32,271	35,286	(8,879)	2004
Cortez Village Marina	Cortez	FL	—	17,936		—	511	17,936	4,467	22,403	(814)	2021

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Crystal Isles	Crystal River	FL	—	926	2,787	10	4,124	936	6,911	7,847	(3,260)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	431	10,393	6,648	17,041	(3,216)	2011
Carriage Cove	Daytona Beach	FL	(14,394)	2,914	8,682	—	4,280	2,914	12,962	15,876	(8,833)	1998
Daytona Beach Marina	Daytona Beach	FL	—	1,962	9,034	—	368	1,962	9,402	11,364	(1,664)	2019
Lake Haven	Dunedin	FL	(12,135)	1,135	4,047	—	4,657	1,135	8,704	9,839	(6,657)	1983
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	182	21,685	15,940	37,625	(2,848)	2020
Coquina Crossing	Elkton	FL	(25,109)	5,274	5,545	—	27,100	5,274	32,645	37,919	(16,505)	1999
Colony Cove	Ellenton	FL	(86,379)	28,660	92,457	38,094	41,626	66,754	134,083	200,837	(47,940)	2011
Ridgewood Estates	Ellenton	FL	(24,809)	8,769	8,791	—	1,322	8,769	10,113	18,882	(4,304)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	1,288	3,800	10,243	14,043	(4,261)	2011
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	5,890	2,169	11,774	13,943	(7,868)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,804	3,637	8,753	12,390	(6,109)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	2,651	—	2,879	2,879	(1,316)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	1,320	1,741	6,490	8,231	(3,856)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	3,422	53,850	22,219	76,069	(5,054)	2018
Park City West	Fort Lauderdale	FL	(25,440)	4,184	12,561	—	1,928	4,184	14,489	18,673	(9,040)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(16,347)	3,099	9,286	—	2,866	3,099	12,152	15,251	(6,856)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,754	1,510	2,801	1,510	4,311	(130)	2018
Fish Tale Marina	Fort Myers	FL	—	24,027	5,555	—	1,330	24,027	6,885	30,912	(884)	2021
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	8,248	2,037	11,796	13,833	(3,094)	2004
Gulf Air	Fort Myers Beach	FL	—	1,609	4,746	—	6,036	1,609	10,782	12,391	(3,686)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	927	3,275	8,092	11,367	(3,476)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	7,520	1,848	12,728	14,576	(7,213)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	2,152	9,240	15,436	24,676	(5,880)	2018
Hollywood Marina	Hollywood	FL	—	14,638	4,065	—	1,154	14,638	5,219	19,857	(997)	2019
South Miami Marina	Homestead	FL	—	—	13,144	—	416	—	13,560	13,560	(2,376)	2019
Barrington Hills	Hudson	FL	(5,902)	1,145	3,437	—	2,209	1,145	5,646	6,791	(2,907)	2004
Jupiter Marina	Jupiter	FL	—	5,090	4,842	—	1,363	5,090	6,205	11,295	(1,491)	2019
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	12,492	4,852	27,088	31,940	(17,339)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	5,420	3,438	9,041	12,479	(5,572)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	19,579	5,677	36,695	42,372	(18,365)	2004
Lake Worth Village	Lake Worth	FL	—	14,959	24,501	—	5,765	14,959	30,266	45,225	(12,475)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	872	3,775	7,277	11,052	(3,003)	2011
Beacon Terrace	Lakeland	FL	(8,505)	5,372	9,153	216	1,199	5,588	10,352	15,940	(4,391)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	506	1,696	3,570	5,266	(1,514)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lakeland Harbor	Lakeland	FL	(35,369)	10,446	17,376	—	1,385	10,446	18,761	29,207	(8,089)	2011
Lakeland Junction	Lakeland	FL	(3,019)	3,018	4,752	—	477	3,018	5,229	8,247	(2,289)	2011
Lantana Marina	Lantana	FL	—	8,276	5,108	—	(170)	8,276	4,938	13,214	(1,278)	2019
Maralago Cay	Lantana	FL	(36,703)	5,325	15,420	—	7,550	5,325	22,970	28,295	(17,612)	1997
South Lantana Marina	Lantana	FL	—	2,345	1,894	—	519	2,345	2,413	4,758	(644)	2019
Down Yonder	Largo	FL	—	2,652	7,981	—	1,808	2,652	9,789	12,441	(6,365)	1998
East Bay Oaks	Largo	FL	(8,084)	1,240	3,322	—	2,310	1,240	5,632	6,872	(4,397)	1983
Eldorado Village	Largo	FL	(5,402)	778	2,341	—	2,302	778	4,643	5,421	(3,313)	1983
Paradise Park - Largo	Largo	FL	(5,115)	3,523	4,026	—	745	3,523	4,771	8,294	(1,887)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	512	1,722	5,712	7,434	(3,650)	2004
Vacation Village	Largo	FL	(5,454)	1,315	3,946	—	1,171	1,315	5,117	6,432	(3,038)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	2,147	8,218	16,201	24,419	(6,771)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	1,796	1,602	6,618	8,220	(3,676)	2004
Mid-Florida Lakes	Leesburg	FL	(56,339)	5,997	20,635	—	18,016	5,997	38,651	44,648	(28,314)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	19,799	16,611	27,137	43,748	(5,869)	2013
Winter Quarters Pasco	Lutz	FL	(7,886)	1,494	4,484	—	2,452	1,494	6,936	8,430	(3,623)	2004
Coral Cay Plantation	Margate	FL	(87,440)	5,890	20,211	—	10,958	5,890	31,169	37,059	(25,944)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	3,335	1,862	8,962	10,824	(7,099)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	1,965	5,362	8,203	13,565	(3,468)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	708	796	3,103	3,899	(1,764)	2004
Country Place (2)	New Port Richey	FL	(16,427)	663	—	18	8,819	681	8,819	9,500	(7,121)	1986
Hacienda Village	New Port Richey	FL	(14,244)	4,297	13,088	—	4,966	4,297	18,054	22,351	(11,029)	2002
Harbor View Mobile Manor	New Port Richey	FL	(15,530)	4,030	12,146	—	4,676	4,030	16,822	20,852	(9,237)	2002
Bay Lake Estates	Nokomis	FL	(9,780)	990	3,390	—	3,289	990	6,679	7,669	(4,778)	1994
Lake Village	Nokomis	FL	(13,446)	15,850	18,099	10,408	4,623	26,258	22,722	48,980	(8,503)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	2,664	5,321	18,642	23,963	(11,713)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	23,729	4,207	38,139	42,346	(17,314)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	7,755	5,004	22,821	27,825	(9,958)	2006
Lake Fairways	North Fort Myers	FL	(32,927)	6,075	18,134	35	5,598	6,110	23,732	29,842	(20,172)	1994
Pine Lakes	North Fort Myers	FL	(57,982)	6,306	14,579	24,941	11,570	31,247	26,149	57,396	(21,020)	1994
Pioneer Village	North Fort Myers	FL	(15,846)	4,116	12,353	—	4,718	4,116	17,071	21,187	(9,823)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	2,649	4,224	4,948	9,172	(1,626)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	7,218	1,784	11,589	13,373	(8,068)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	6,119	1,417	11,559	12,976	(7,735)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	3,047	3,853	11,014	14,867	(4,319)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Oak Bend	Ocala	FL	—	850	2,572	—	9,712	850	12,284	13,134	(4,336)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	4,038	2,250	10,960	13,210	(8,527)	1993
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	4,895	11,265	17,326	28,591	(10,202)	2004
Okeechobee RV Resort	Okeechobee	FL	—	14,897	27,337	—	2,528	14,897	29,865	44,762	(6,720)	2021
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	1,212	4,622	8,412	13,034	(3,540)	2011
Hidden Valley	Orlando	FL	(24,811)	11,398	12,861	—	1,683	11,398	14,544	25,942	(6,214)	2011
Starlight Ranch	Orlando	FL	(28,287)	13,543	20,388	—	7,538	13,543	27,926	41,469	(10,469)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	3,209	2,610	11,046	13,656	(6,140)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	2,101	2,001	8,105	10,106	(4,704)	2004
Palm Beach Gardens Marina	Palm Beach	FL	—	15,734	4,938	—	288	15,734	5,226	20,960	(1,177)	2019
The Meadows, FL	Palm Beach Gardens	FL	(40,938)	3,229	9,870	—	7,642	3,229	17,512	20,741	(11,542)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	16,829	2,798	19,734	22,532	(2,748)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	5,368	2,377	12,453	14,830	(7,059)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	14,426	4,589	27,601	32,190	(18,073)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,479	771	4,992	5,763	(3,099)	1998
Breezy Hill	Pompano Beach	FL	(25,757)	5,424	16,555	—	3,850	5,424	20,405	25,829	(13,331)	2002
Hidden Harbour Marina	Pompano Beach	FL	—	26,116	12,513	—	563	26,116	13,076	39,192	(1,868)	2021
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	981	1,085	4,111	5,196	(2,530)	2002
Inlet Harbor Marina	Ponce Inlet	FL	—	11,858	5,485	—	517	11,858	6,002	17,860	(968)	2021
Harbor Lakes	Port Charlotte	FL	(16,131)	3,384	10,154	—	3,134	3,384	13,288	16,672	(7,478)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	5,005	2,469	12,488	14,957	(7,939)	1998
Pickwick Village	Port Orange	FL	(15,103)	2,803	8,870	—	7,321	2,803	16,191	18,994	(9,178)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	942	3,866	4,470	8,336	(2,712)	2016
Emerald Lake	Punta Gorda	FL	(3,741)	3,598	5,197	—	1,818	3,598	7,015	10,613	(2,603)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	2,325	717	4,483	5,200	(2,378)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	4,411	2,365	11,697	14,062	(5,380)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	1,724	9,094	10,089	19,183	(3,094)	2018
Palm Lake	Riviera Beach	FL	(17,009)	56,323	27,418	—	14,109	56,323	41,527	97,850	(8,627)	2018
Riviera Beach Marina	Riviera Beach	FL	—	15,725	12,966	—	1,862	15,725	14,828	30,553	(3,605)	2019
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,586	1,089	4,962	6,051	(3,796)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	2,087	2,413	5,803	8,216	(1,702)	2014
Covington Estates	Saint Cloud	FL	(8,329)	3,319	7,253	—	694	3,319	7,947	11,266	(3,439)	2011
Winds of St. Armands North	Sarasota	FL	(21,832)	1,523	5,063	20	4,879	1,543	9,942	11,485	(7,701)	1983
Winds of St. Armands South	Sarasota	FL	(14,236)	1,106	3,162	4,018	10,661	5,124	13,823	18,947	(4,842)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Topics RV Resort	Spring Hill	FL	(3,414)	844	2,568	—	1,465	844	4,033	4,877	(2,185)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	8,027	1,678	13,071	14,749	(3,527)	2007
St. Pete Marina	St. Petersburg	FL	—	12,591	19,066	—	(103)	12,591	18,963	31,554	(4,289)	2019
Riverwatch Marina	Stuart	FL	—	19,994	8,910	—	552	19,994	9,462	29,456	(1,262)	2021
Carefree Village	Tampa	FL	(26,853)	6,799	10,421	—	1,909	6,799	12,330	19,129	(5,208)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	1,235	2,678	5,251	7,929	(2,096)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	2,804	11,369	25,574	36,943	(10,534)	2011
Bay Indies	Venice	FL	(192,801)	10,483	31,559	10	13,907	10,493	45,466	55,959	(36,514)	1994
Ramblers Rest RV Resort	Venice	FL	(30,081)	4,646	14,201	—	16,528	4,646	30,729	35,375	(11,847)	2006
Countryside at Vero Beach	Vero Beach	FL	(57,377)	3,711	11,133	—	9,779	3,711	20,912	24,623	(15,054)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	5,536	2,403	12,795	15,198	(9,137)	1994
Heron Cay	Vero Beach	FL	(24,832)	14,368	23,792	—	3,165	14,368	26,957	41,325	(11,352)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	258	350	1,632	1,982	(1,357)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	4,797	1,603	9,610	11,213	(3,830)	2004
Vero Beach Marina	Vero Beach	FL	—	3,644	5,519	—	2,175	3,644	7,694	11,338	(1,249)	2019
Vero Palm Estates	Vero Beach	FL	(9,971)	6,697	9,025	—	1,990	6,697	11,015	17,712	(4,498)	2011
Village Green	Vero Beach	FL	(57,998)	15,901	25,175	518	4,734	16,419	29,909	46,328	(12,450)	2011
Peace River	Wauchula	FL	—	900	2,100	—	4,822	900	6,922	7,822	(2,084)	2006
Palm Beach Colony	West Palm Beach	FL	(9,460)	5,930	10,113	8	1,315	5,938	11,428	17,366	(4,950)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	2,028	6,990	17,143	24,133	(7,418)	2011
Three Flags	Wildwood	FL	—	228	684	—	1,029	228	1,713	1,941	(792)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	2,425	2,321	9,387	11,708	(4,324)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	15,393	3,961	22,227	26,188	(5,110)	2011
Forest Lake Estates MH	Zephyrhills	FL	(16,944)	40,716	33,918	1,194	7,868	41,910	41,786	83,696	(16,441)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	670	—	1,207	1,207	(302)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	653	837	3,171	4,008	(1,772)	2004
Coach Royale	Boise	ID	—	465	1,685	—	455	465	2,140	2,605	(862)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	1,525	1,358	6,676	8,034	(2,618)	2011
Shenandoah Estates	Boise	ID	(8,230)	1,287	7,603	—	716	1,287	8,319	9,606	(3,473)	2011
West Meadow Estates	Boise	ID	(6,748)	1,371	6,770	—	707	1,371	7,477	8,848	(3,122)	2011
O'Connell's Yogi Bear RV Resort	Amboy	IL	(2,481)	1,648	4,974	—	8,339	1,648	13,313	14,961	(4,938)	2004
Pheasant Lake Estates	Beecher	IL	(36,860)	12,764	42,183	872	4,535	13,636	46,718	60,354	(16,267)	2013
Pine Country	Belvidere	IL	—	53	166	—	3,059	53	3,225	3,278	(807)	2006
Willow Lake Estates	Elgin	IL	(34,816)	6,138	21,033	—	22,212	6,138	43,245	49,383	(26,795)	1994
Golf Vista Estates	Monee	IL	(29,874)	2,842	4,719	1	14,831	2,843	19,550	22,393	(10,149)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Indian Lakes	Batesville	IN	—	450	1,061	6	18,546	456	19,607	20,063	(3,571)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	2,175	157	2,540	2,697	(709)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	1,163	1,399	5,349	6,748	(2,802)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	454	426	1,735	2,161	(973)	2004
Dale Hollow State Park Marina	Burkesville	KY	—	—	7,399	—	810	—	8,209	8,209	(1,182)	2021
Diamond Caverns	Park City	KY	—	530	1,512	(3)	1,021	527	2,533	3,060	(1,255)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	1,283	91	1,571	1,662	(452)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	664	2,034	3,846	5,880	(1,533)	2011
The Glen	Rockland	MA	—	940	1,680	—	67	940	1,747	2,687	(781)	2011
Old Chatham	South Dennis	MA	(5,851)	1,760	5,293	—	5,532	1,760	10,825	12,585	(3,746)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	1,322	110	1,669	1,779	(587)	2006
Fernwood	Capitol Heights	MD	(10,520)	6,556	11,674	—	1,817	6,556	13,491	20,047	(5,654)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	2,116	22,774	44,691	67,465	(19,676)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	1,042	1,037	4,169	5,206	(1,985)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	521	267	1,323	1,590	(604)	2007
Pinehirst	Old Orchard Beach	ME	(10,808)	1,942	5,827	—	3,002	1,942	8,829	10,771	(4,583)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	1,464	1,451	5,872	7,323	(2,568)	2007
Moody Beach	Wells	ME	—	93	292	—	5,875	93	6,167	6,260	(1,139)	2006
Bear Cave	Buchanan	MI	—	176	516	—	945	176	1,461	1,637	(582)	2006
St Clair	St. Clair	MI	—	453	1,068	6	1,538	459	2,606	3,065	(1,116)	2004
Cedar Knolls	Apple Valley	MN	(29,656)	10,021	14,357	—	2,517	10,021	16,874	26,895	(7,209)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	6,565	11,097	29,697	40,794	(11,450)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,746	2,959	10,628	13,587	(4,388)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	4,636	4,314	13,568	17,882	(4,572)	2011
Boathouse Marina	Beaufort	NC	—	6,610	13,217	—	1,787	6,610	15,004	21,614	(1,817)	2021
Forest Lake	Advance	NC	—	986	2,325	13	10,658	999	12,983	13,982	(2,758)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	2,726	1,183	6,237	7,420	(2,417)	2006
Waterway RV	Cedar Point	NC	(4,389)	2,392	7,185	—	1,292	2,392	8,477	10,869	(5,196)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	3,090	1,709	6,451	8,160	(3,002)	2004
Holiday Trav-L-Park Resort	Emerald Isle	NC	—	17,212	33,520	—	421	17,212	33,941	51,153	(4,494)	2022
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	3,126	3,414	9,024	12,438	(1,293)	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	3,007	1,037	6,082	7,119	(2,635)	2006
Lake Gaston	Littleton	NC	—	130	409	—	3,062	130	3,471	3,601	(860)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	2,372	1,504	6,959	8,463	(3,153)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	248	1,476	2,840	4,316	(986)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Goose Creek	Newport	NC	(12,221)	4,612	13,848	750	3,376	5,362	17,224	22,586	(10,568)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	460	3,097	5,541	8,638	(1,869)	2015
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	258	4,633	8,035	12,668	(1,510)	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,269	16,049	7,358	31,465	38,823	(5,048)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	2,219	4,563	17,168	21,731	(7,126)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	477	943	3,384	4,327	(1,452)	2011
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	404	1,755	5,669	7,424	(3,425)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	1,208	3,096	3,310	6,406	(1,171)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	1,864	3,557	5,774	9,331	(2,696)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	782	4,027	4,366	8,393	(2,497)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	1,028	3,707	5,670	9,377	(2,617)	2020
Whippoorwill RV	Marmon	NJ	—	4,201	17,589	—	179	4,201	17,768	21,969	(2,439)	2022
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	3,156	536	3,445	3,981	(505)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,337	2,840	5,382	8,222	(1,687)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	3,189	378	4,381	4,759	(1,986)	2006
Pine Haven	Ocean View	NJ	—	15,586	47,165	—	755	15,586	47,920	63,506	(9,488)	2021
Red Oak Shores Campground	Ocean View	NJ	—	2,193	6,759	—	700	2,193	7,459	9,652	(945)	2023
Chestnut Lake	Port Republic	NJ	—	337	796	5	2,480	342	3,276	3,618	(1,133)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,689	198	5,314	5,512	(1,646)	2006
Pine Ridge at Crestwood	Whiting	NJ	(56,971)	17,367	33,127	—	9,349	17,367	42,476	59,843	(16,290)	2011
Mountain View - NV	Henderson	NV	(33,673)	16,665	25,915	—	1,360	16,665	27,275	43,940	(11,884)	2011
Bonanza Village	Las Vegas	NV	—	908	2,643	(1)	3,133	907	5,776	6,683	(4,144)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	5,352	2,995	14,372	17,367	(9,891)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	1,878	2,648	9,867	12,515	(8,656)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,459	1,730	7,725	9,455	(6,626)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	3,026	1,063	5,499	6,562	(2,228)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	2,237	2,896	11,011	13,907	(8,749)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	4,546	1,115	7,786	8,901	(2,628)	2006
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	4,331	4,936	18,456	23,392	(10,055)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	13,651	3,562	24,359	27,921	(9,688)	2005
The Woodlands	Lockport	NY	(40,304)	12,183	39,687	6	9,656	12,189	49,343	61,532	(19,083)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	8,132	4,151	17,546	21,697	(12,220)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	10,210	7,325	31,351	38,676	(16,092)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	552	540	2,178	2,718	(1,103)	2008

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Kenisee Lake	Jefferson	OH	—	295	696	4	693	299	1,389	1,688	(710)	2004
Bay Point Marina	Marblehead	OH	—	8,575	17,037	—	2,017	8,575	19,054	27,629	(2,656)	2021
Wilmington	Wilmington	OH	—	235	555	3	1,321	238	1,876	2,114	(727)	2004
Bend	Bend	OR	—	733	1,729	10	5,513	743	7,242	7,985	(2,107)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	1,948	1,197	5,641	6,838	(3,793)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	8,829	1,091	11,368	12,459	(2,972)	2004
Falcon Wood Village	Eugene	OR	(14,123)	1,112	3,426	—	1,884	1,112	5,310	6,422	(3,556)	1997
Portland Fairview	Fairview	OR	(19,071)	7,330	10,278	—	1,300	7,330	11,578	18,908	(4,774)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	1,054	—	4,303	4,303	(3,407)	1997
South Jetty	Florence	OR	—	678	1,598	9	3,346	687	4,944	5,631	(1,759)	2004
Seaside	Seaside	OR	—	891	2,101	12	2,495	903	4,596	5,499	(2,069)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	2,142	764	3,919	4,683	(1,753)	2004
Hope Valley	Turner	OR	—	7,373	14,517	—	896	7,373	15,413	22,786	(1,920)	2021
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	15,119	1,817	20,852	22,669	(6,665)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	1,474	8,359	18,415	26,774	(7,737)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	2,308	866	4,909	5,775	(1,766)	2009
Green Acres	Breinigsville	PA	(33,803)	2,680	7,479	—	7,745	2,680	15,224	17,904	(11,179)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	1,320	111	1,670	1,781	(604)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	1,093	296	2,026	2,322	(886)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	489	206	1,138	1,344	(541)	2006
Drummer Boy	Gettysburg	PA	—	1,884	20,342	—	1,331	1,884	21,673	23,557	(6,204)	2019
Round Top	Gettysburg	PA	—	1,214	11,355	—	1,216	1,214	12,571	13,785	(5,215)	2019
Circle M	Lancaster	PA	—	330	1,041	—	4,574	330	5,615	5,945	(1,570)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	3,000	1,301	6,028	7,329	(3,091)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	1,043	1,263	4,829	6,092	(2,210)	2009
PA Dutch County	Manheim	PA	—	88	278	—	1,345	88	1,623	1,711	(393)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,797	1,593	6,592	8,185	(3,815)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	4,627	5,627	18,220	23,847	(6,885)	2011
Scotrun	Scotrun	PA	—	153	483	—	1,455	153	1,938	2,091	(592)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	1,211	1,666	6,255	7,921	(3,387)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	1,518	3,207	8,700	11,907	(3,446)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	2,284	12,618	10,773	23,391	(6,085)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	2,504	463	3,582	4,045	(1,122)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	631	1,546	5,273	6,819	(2,907)	2006
Myrtle Beach property	Myrtle Beach	SC	—	82,318	35,628	—	1,143	82,318	36,771	119,089	(8,024)	2021

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Rivers Edge Marina	North Charleston	SC	—	20,305	6,405	—	374	20,305	6,779	27,084	(1,125)	2021
The Oaks	Yemassee	SC	—	267	810	—	442	267	1,252	1,519	(617)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	3,199	540	4,456	4,996	(1,663)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	332	120	611	731	(309)	2004
Alamo Palms	Alamo	TX	(3,410)	1,562	7,924	—	1,712	1,562	9,636	11,198	(3,700)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	2,827	444	3,860	4,304	(1,399)	2004
Colorado River	Columbus	TX	—	466	1,099	6	7,100	472	8,199	8,671	(1,547)	2004
Victoria Palms	Donna	TX	(6,122)	2,849	12,305	—	8,148	2,849	20,453	23,302	(7,113)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	10,067	494	11,218	11,712	(2,344)	2004
Lakewood	Harlingen	TX	—	325	979	—	1,361	325	2,340	2,665	(970)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	2,537	1,568	7,242	8,810	(3,863)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	3,208	1,494	7,692	9,186	(3,992)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	1,703	1,221	5,512	6,733	(3,286)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	3,475	949	5,683	6,632	(2,441)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	1,418	448	2,763	3,211	(1,271)	2004
Lake Conroe KOA	Montgomery	TX	—	2,699	8,430	(3)	677	2,696	9,107	11,803	(932)	2021
Lake Tawakoni	Point	TX	—	35	2,320	—	2,148	35	4,468	4,503	(2,019)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	8,606	2,945	14,166	17,111	(9,996)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	2,144	627	4,025	4,652	(2,038)	2004
Leisure World	Weslaco	TX	—	957	2,575	—	980	957	3,555	4,512	(1,505)	2020
Southern Comfort	Weslaco	TX	(3,722)	1,108	3,323	—	1,280	1,108	4,603	5,711	(2,635)	2004
Trails End RV	Weslaco	TX	—	1,115	4,086	—	659	1,115	4,745	5,860	(2,132)	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	2,813	689	4,415	5,104	(1,845)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	23,347	1,381	26,561	27,942	(6,639)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	3,318	1,346	7,497	8,843	(5,318)	1997
St George	Hurricane	UT	—	64	264	2	1,789	66	2,053	2,119	(496)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	1,123	510	2,746	3,256	(1,896)	1997
Meadows of Chantilly	Chantilly	VA	(36,124)	5,430	16,440	—	9,149	5,430	25,589	31,019	(21,349)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	1,123	64	1,325	1,389	(516)	2006
Lynchburg	Gladys	VA	—	266	627	3	1,091	269	1,718	1,987	(711)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	7,556	1,246	10,456	11,702	(3,532)	2004
Bayport Development	Jamaica	VA	—	4,942	—	3,279	3,477	8,221	3,477	11,698	(177)	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	629	610	2,048	2,658	(1,176)	2004
Grey's Point Camp	Topping	VA	(19,060)	33,492	17,104	—	4,664	33,492	21,768	55,260	(8,568)	2017
Bethpage Camp Resort	Urbanna	VA	(31,810)	45,415	38,149	—	27,187	45,415	65,336	110,751	(16,408)	2017

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/23
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Williamsburg	Williamsburg	VA	—	111	350	—	1,678	111	2,028	2,139	(545)	2006
Regency Lakes	Winchester	VA	(45,495)	9,757	19,055	—	2,696	9,757	21,751	31,508	(9,244)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	1,438	509	2,623	3,132	(1,090)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	3,541	629	5,005	5,634	(1,930)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	4,684	598	6,076	6,674	(1,976)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	1,352	475	2,777	3,252	(1,116)	2008
Tall Chief	Fall City	WA	—	314	946	—	2,205	314	3,151	3,465	(947)	2010
Kloshe Illahee	Federal Way	WA	(16,682)	2,408	7,286	—	2,723	2,408	10,009	12,417	(7,053)	1997
La Conner	La Conner	WA	—	—	2,016	—	3,036	—	5,052	5,052	(2,625)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	2,618	796	4,471	5,267	(1,892)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	3,215	506	4,393	4,899	(1,150)	2004
Little Diamond	Newport	WA	—	353	834	5	1,454	358	2,288	2,646	(1,126)	2004
Oceana	Oceana City	WA	—	283	668	4	913	287	1,581	1,868	(635)	2004
Crescent Bar	Quincy	WA	—	314	741	4	1,168	318	1,909	2,227	(868)	2004
Long Beach	Seaview	WA	—	321	758	5	2,690	326	3,448	3,774	(817)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	4,732	472	5,831	6,303	(1,338)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	5,142	4,474	21,736	26,210	(6,921)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	1,810	1,437	6,106	7,543	(3,535)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	1,116	556	2,745	3,301	(1,290)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	3,721	1,789	11,334	13,123	(3,255)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	2,671	3,159	16,501	19,660	(5,303)	2014
Westwood Estates	Pleasant Prairie	WI	(19,685)	5,382	19,732	—	3,124	5,382	22,856	28,238	(8,064)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	2,364	2,293	9,243	11,536	(4,083)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	1,133	714	3,285	3,999	(1,670)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	510	1,333	2,748	4,081	(1,735)	2019
Neshonoc Lakeside	West Salem	WI	—	1,106	4,861	(1)	781	1,105	5,643	6,748	(1,959)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	1	1,310	523	2,926	3,449	(1,348)	2006
Subtotal of Properties Held for Long Term			(2,989,959)	1,970,254	3,390,953	115,357	1,795,848	2,085,611	5,186,802	7,272,413	(2,334,334)
Realty Systems, Inc.			—	—	—	—	361,596	—	361,596	361,596	(75,999)	2002
Management business and other			—	3,447	578	(401)	68,658	3,046	69,236	72,282	(38,543)
			$(2,989,959)	$1,973,701	$3,391,531	$114,956	$2,226,102	$2,088,657	$5,617,634	$7,706,291	$(2,448,876)
_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for The Crossing at Voyager and Country Place, which were constructed.
(3)Aggregate cost for federal income tax purposes is approximately $5.1 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2023	2022	2021
Balance, beginning of year	$7,369,561	$6,989,064	$6,160,426
Acquisitions	10,057	141,588	635,984
Improvements	311,287	249,277	204,265
Manufactured homes, net	17,578	14,539	(7,193)
Dispositions and other	(2,192)	(24,907)	(4,418)
Balance, end of year	$7,706,291	$7,369,561	$6,989,064

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2023	2022	2021
Balance, beginning of year	$2,258,540	$2,103,774	$1,924,585
Depreciation and amortization	200,743	202,566	191,345
Dispositions and other	(10,407)	(47,800)	(12,156)
Balance, end of year	$2,448,876	$2,258,540	$2,103,774