Form 10-Q
period 2024-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-05-01
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,495,861 shares of Common Stock as of April 24, 2024.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,657	$2,088,657
Land improvements	4,435,288	4,380,649
Buildings and other depreciable property	1,229,374	1,236,985
	7,753,319	7,706,291
Accumulated depreciation	(2,497,039)	(2,448,876)
Net investment in real estate	5,256,280	5,257,415
Cash and restricted cash	47,281	29,937
Notes receivable, net	49,346	49,937
Investment in unconsolidated joint ventures	84,989	85,304
Deferred commission expense	54,024	53,641
Other assets, net	138,314	137,499
Total Assets	$5,630,234	$5,613,733

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,974,728	$2,989,959
Term loans, net	497,875	497,648
Unsecured line of credit	6,000	31,000
Accounts payable and other liabilities	171,061	151,567
Deferred membership revenue	223,470	218,337
Accrued interest payable	12,543	12,657
Rents and other customer payments received in advance and security deposits	131,547	126,451
Distributions payable	93,264	87,493
Total Liabilities	4,110,488	4,115,112
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 186,493,598 and 186,426,281 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1,917	1,917
Paid-in capital	1,644,410	1,644,319
Distributions in excess of accumulated earnings	(202,721)	(223,576)
Accumulated other comprehensive income	5,280	6,061
Total Stockholders’ Equity	1,448,886	1,428,721
Non-controlling interests – Common OP Units	70,860	69,900
Total Equity	1,519,746	1,498,621
Total Liabilities and Equity	$5,630,234	$5,613,733

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2024	2023
Revenues:
Rental income	$316,599	$296,451
Annual membership subscriptions	16,215	15,970
Membership upgrade sales	3,947	3,505
Other income	15,548	17,714
Gross revenues from home sales, brokered resales and ancillary services	30,053	32,133
Interest income	2,168	2,088
Income from other investments, net	2,038	2,091
Total revenues	386,568	369,952
Expenses:
Property operating and maintenance	114,783	112,483
Real estate taxes	20,787	18,316
Membership sales and marketing	5,297	4,838
Property management	19,710	19,464
Depreciation and amortization	51,108	50,502
Cost of home sales, brokered resales and ancillary services	21,967	23,141
Home selling expenses and ancillary operating expenses	6,147	6,924
General and administrative	11,989	11,661
Casualty-related charges/(recoveries), net	(14,843)	—
Other expenses	1,331	1,468
Interest and related amortization	33,543	32,588
Total expenses	271,819	281,385
Income before income taxes and other items	114,749	88,567
Loss on sale of real estate and impairment, net	—	(2,632)
Income tax benefit	239	—
Equity in income of unconsolidated joint ventures	283	524
Consolidated net income	115,271	86,459

Income allocated to non-controlling interests – Common OP Units	(5,366)	(4,088)
Net income available for Common Stockholders	$109,905	$82,371

Consolidated net income	$115,271	$86,459
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(781)	(3,978)
Consolidated comprehensive income	114,490	82,481
Comprehensive income allocated to non-controlling interests – Common OP Units	(5,329)	(3,899)
Comprehensive income attributable to Common Stockholders	$109,161	$78,582

Earnings per Common Share – Basic	$0.59	$0.44

Earnings per Common Share – Fully Diluted	$0.59	$0.44

Weighted average Common Shares outstanding – Basic	186,287	185,900
Weighted average Common Shares outstanding – Fully Diluted	195,545	195,369

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2023	$1,917	$1,644,319	$(223,576)	$6,061	$69,900	$1,498,621
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,716	—	—	—	1,716
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	58	—	—	(58)	—
Adjustment for fair market value of swap	—	—	—	(781)	—	(781)
Consolidated net income	—	—	109,905	—	5,366	115,271
Distributions	—	—	(89,050)	—	(4,348)	(93,398)
Other	—	(157)	—	—	—	(157)
Balance as of March 31, 2024	$1,917	$1,644,410	$(202,721)	$5,280	$70,860	$1,519,746

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2022	$1,916	$1,628,618	$(204,248)	$19,119	$72,080	$1,517,485
Exchange of Common OP Units for Common Stock	—	198	—	—	(198)	—
Issuance of Common Stock through employee stock purchase plan	—	363	—	—	—	363
Compensation expenses related to restricted stock and stock options	—	2,549	—	—	—	2,549
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	168	—	—	(168)	—
Adjustment for fair market value of swap	—	—	—	(3,978)	—	(3,978)
Consolidated net income	—	—	82,371	—	4,088	86,459
Distributions	—	—	(83,326)	—	(4,136)	(87,462)
Other	—	(98)	—	—	—	(98)
Balance as of March 31, 2023	$1,916	$1,629,866	$(205,203)	$15,141	$71,666	$1,513,386

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Consolidated net income	$115,271	$86,459
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	—	2,632
Depreciation and amortization	52,427	51,860
Amortization of loan costs	1,286	1,208
Debt premium amortization	—	(32)
Equity in income of unconsolidated joint ventures	(283)	(524)
Distributions of income from unconsolidated joint ventures	224	174
Proceeds from insurance claims, net	(12,349)	5,795
Compensation expense related to incentive plans	2,497	3,330
Revenue recognized from membership upgrade sales upfront payments	(3,947)	(3,505)
Commission expense recognized related to membership sales	1,108	1,095
Deferred income tax benefit	(239)	—
Changes in assets and liabilities:
Manufactured homes, net	2,333	(19,574)
Notes receivable, net	539	(1,345)
Deferred commission expense	(1,491)	(1,744)
Other assets, net	11,396	5,856
Accounts payable and other liabilities	15,801	9,553
Deferred membership revenue	9,080	10,074
Rents and other customer payments received in advance and security deposits	5,095	7,668
Net cash provided by operating activities	198,748	158,980
Cash Flows From Investing Activities:
Real estate acquisitions, net	—	(8,803)
Investment in unconsolidated joint ventures	(1,330)	(1,752)
Distributions of capital from unconsolidated joint ventures	1,586	1,012
Proceeds from insurance claims, net	3,158	4,070
Capital improvements	(54,706)	(60,974)
Net cash used in investing activities	(51,292)	(66,447)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2024	2023
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	382	363
Distributions:
Common Stockholders	(83,426)	(76,309)
Common OP Unitholders	(4,074)	(3,799)
Share based award tax withholding payments	(1,908)	(1,932)
Principal payments and mortgage debt repayment	(15,929)	(16,443)
Line of credit repayment	(158,000)	(104,000)
Line of credit proceeds	133,000	118,000
Other	(157)	(99)
Net cash used in financing activities	(130,112)	(84,219)
Net increase in cash and restricted cash	17,344	8,314
Cash and restricted cash, beginning of period	29,937	22,347
Cash and restricted cash, end of period	$47,281	$30,661

	Quarters Ended March 31,
	2024	2023
Supplemental Information:
Cash paid for interest, net	$33,630	$31,630
Cash paid for the purchase of manufactured homes	$12,927	$35,481

Real estate acquisitions:
Investment in real estate	$—	$(9,535)
Other assets, net	—	14
Rents and other customer payments received in advance and security deposits	—	718
Real estate acquisitions, net	$—	$(8,803)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of March 31, 2024. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)    Restricted Cash
As of March 31, 2024 and December 31, 2023, restricted cash consisted of $32.2 million and $25.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)    Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the quarter ended March 31, 2024, we recognized approximately $0.5 million of expense related to debris removal and cleanup related to Hurricane Ian, and we recorded an offsetting insurance recovery revenue accrual of $0.5 million to offset the expenses incurred during the quarter. We also recorded $14.8 million of insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
(d)    New Accounting Pronouncements
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
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that requires registrants to provide climate-related disclosures in their annual reports and registration statements. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule pending the completion of judicial review. We are currently evaluating the impact of the rule on our disclosures.

Note 3 – Leases
Lessor
The leases entered into between a customer and us for rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenants are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
into consideration certain other factors. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of March 31, 2024
2024	$79,784
2025	103,593
2026	26,912
2027	25,354
2028	23,690
Thereafter	50,860
Total	$310,193

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended March 31, 2024 and 2023, total operating lease payments were $1.6 million and $1.5 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2024:

	As of March 31, 2024
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2024	$550	$3,202	$3,752
2025	680	3,757	4,437
2026	684	3,393	4,077
2027	689	3,130	3,819
2028	685	2,955	3,640
Thereafter	3,840	10,744	14,584
Total undiscounted rental payments	7,128	27,181	34,309
Less imputed interest	(1,774)	(4,524)	(6,298)
Total lease liabilities	$5,354	$22,657	$28,011

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $25.8 million and $28.0 million, respectively, as of March 31, 2024. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% as of March 31, 2024.
ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.6 million and $25.7 million, respectively, as of December 31, 2023. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 3.9% as of December 31, 2023.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2024	2023
Numerators:
Net income available for Common Stockholders – Basic	$109,905	$82,371
Amounts allocated to non controlling interest (dilutive securities)	5,366	4,088
Net income available for Common Stockholders – Fully Diluted	$115,271	$86,459
Denominators:
Weighted average Common Shares outstanding – Basic	186,287	185,900
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,105	9,262
Stock options and restricted stock	153	207
Weighted average Common Shares outstanding – Fully Diluted	195,545	195,369

Earnings per Common Share – Basic	$0.59	$0.44

Earnings per Common Share – Fully Diluted	$0.59	$0.44

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2023:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were no OP units exchanged for Common Stock during the quarter ended March 31, 2024 and 25,496 OP Units exchanged for an equal number of shares of Common Stock during the quarter ended March 31, 2023.
Equity Offering Program
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of March 31, 2024, the full capacity of our ATM equity offering program remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

					Investment as of		Income/(Loss) for the Quarters Ended
Investment	Location (a)	Number of Sites	Economic Interest (b)		March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Meadows	Various (2,2)	1,077	50%		$611	$534	$676	$374
Lakeshore	Florida (3,3)	721	(c)		3,395	3,387	182	172
Voyager	Arizona (1,1)	—	—%	(d)	—	—	—	692
ECHO JV	Various	—	50%		2,786	2,773	13	(190)
RVC	Various	1,283	80%	(e)	62,401	62,441	(414)	(353)
Mulberry Farms	Arizona	200	50%		10,255	10,546	(291)	(31)
Hiawassee KOA JV	Georgia	283	50%		5,541	5,623	117	(140)
		3,564			$84,989	$85,304	$283	$524
_____________________
(a)The number of Properties are shown parenthetically for the quarters ended March 31, 2024 and 2023, respectively.
(b)The percentages shown approximate our economic interest as of March 31, 2024. Our legal ownership interest may differ.
(c)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(d)In March 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(e)Includes three joint ventures of which one joint venture owns a portfolio of seven operating RV communities and two joint ventures each own an RV property under development.
We received approximately $1.8 million and $1.2 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2024 and 2023, respectively. Approximately $0.6 million and $0.3 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended March 31, 2024 and 2023, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2024		As of December 31, 2023
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,412,142	$3,001,219	$2,425,384	$3,017,149

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of March 31, 2024, was approximately 3.9% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 of our Properties as of both March 31, 2024 and December 31, 2023, and the gross carrying value of such Properties was approximately $3,208.4 million and $3,194.1 million, as of March 31, 2024 and December 31, 2023, respectively.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million line of credit (“LOC”) and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity of the LOC by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025. The $300 million Term Loan has an interest rate of SOFR plus 0.10% plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement (the “200.0 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus 0.10% plus 1.20% to 1.70%, depending on leverage levels.
The LOC had a balance of $6.0 million and $31.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our LOC had a remaining borrowing capacity of $493.9 million.
As of March 31, 2024, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
In March 2021, we entered into a Swap Agreement (the “2021 Swap”), with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300.0 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 7. Borrowing Arrangements). The 2021 Swap had a fixed interest rate of 0.41% per annum. The 2021 Swap matured on March 25, 2024.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of March 31, 2024, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
In April 2024, we entered into new swap agreements. See Note 13. Subsequent Events for additional information.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2024	2023
Interest Rate Swaps	Other assets, net	$5,280	$6,061
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarters ended March 31,		Location of (gain)/ loss reclassified from Accumulated OCI into income	Amount of (gain)/loss reclassified from Accumulated OCI into income for the quarters ended March 31,
(amounts in thousands)	2024	2023	(amounts in thousands)	2024	2023
Interest Rate Swaps	$(4,057)	$523	Interest Expense	$(4,838)	$(3,455)
During the next twelve months, we estimate that $2.6 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of March 31, 2024, we had not posted any collateral related to the 2023 Swap.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 - Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Deferred revenue - upfront payments from membership upgrade sales, beginning	$206,625	$185,660
Membership upgrade sales	7,543	7,975
Revenue recognized from membership upgrade sales upfront payments	(3,947)	(3,505)
Net increase in deferred revenue - upfront payments from membership grade sales	3,596	4,470
Deferred revenue - upfront payments from membership upgrade sales, ending (a)	$210,221	$190,130

Deferred commission expense, beginning	$53,641	$50,441
Deferred commission expense	1,491	1,744
Commission expense recognized	(1,108)	(1,095)
Net increase in deferred commission expense	383	649
Deferred commission expense, ending	$54,024	$51,090
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheets.

Note 10 – Equity Incentive Awards
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014.
During the quarter ended March 31, 2024, 90,378 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on February 4, 2025, February 3, 2026 and February 7, 2027, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on February 4, 2025, February 3, 2026 and February 7, 2027, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 15,062 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.0 million.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.7 million and $2.5 million for the quarters ended March 31, 2024 and 2023, respectively.

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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of March 31, 2024, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2024 or 2023.
The following tables summarize our segment financial information for the quarters ended March 31, 2024 and 2023:
Quarter Ended March 31, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$359,736	$22,626	$382,362
Operations expenses	(169,405)	(19,286)	(188,691)
Income from segment operations	190,331	3,340	193,671
Interest income	1,686	443	2,129
Depreciation and amortization	(48,540)	(2,568)	(51,108)
Income from operations	$143,477	$1,215	$144,692
Reconciliation to consolidated net income:
Corporate interest income			39
Income from other investments, net			2,038
General and administrative			(11,989)
Casualty-related charges/(recoveries), net			14,843
Other expenses			(1,331)
Interest and related amortization			(33,543)
Income tax benefit			239
Equity in income of unconsolidated joint ventures			283
Consolidated net income			$115,271

Total assets	$5,366,765	$263,469	$5,630,234
Capital improvements	$51,408	$3,298	$54,706

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Quarter Ended March 31, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$341,737	$24,036	$365,773
Operations expenses	(165,023)	(20,143)	(185,166)
Income from segment operations	176,714	3,893	180,607
Interest income	1,566	514	2,080
Depreciation and amortization	(47,755)	(2,747)	(50,502)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$127,893	$1,660	$129,553
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,091
General and administrative			(11,661)
Other expenses			(1,468)
Interest and related amortization			(32,588)
Equity in income of unconsolidated joint ventures			524
Consolidated net income			$86,459

Total assets	$5,239,891	$279,422	$5,519,313
Capital improvements	$51,412	$9,562	$60,974

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(amounts in thousands)	2024	2023
Revenues:
Rental income	$313,083	$292,579
Annual membership subscriptions	16,215	15,970
Membership upgrade sales	3,947	3,505
Other income	15,548	17,714
Gross revenues from ancillary services	10,943	11,969
Total property operations revenues	359,736	341,737
Expenses:
Property operating and maintenance	113,405	111,524
Real estate taxes	20,787	18,316
Membership sales and marketing	5,297	4,838
Cost of ancillary services	5,493	5,297
Ancillary operating expenses	4,713	5,584
Property management	19,710	19,464
Total property operations expenses	169,405	165,023
Income from property operations segment	$190,331	$176,714

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(amounts in thousands)	2024	2023
Revenues:
Rental income (1)	$3,516	$3,872
Gross revenue from home sales and brokered resales	19,110	20,164
Total revenues	22,626	24,036
Expenses:
Rental home operating and maintenance	1,378	959
Cost of home sales and brokered resales	16,474	17,844
Home selling expenses	1,434	1,340
Total expenses	19,286	20,143
Income from home sales and rentals operations segment	$3,340	$3,893
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
On April 1, 2024, we entered into three Swap Agreements (“2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan (see Note 7. Borrowing Arrangements) for a fixed interest rate. The 2024 Swaps have a weighted average fixed interest rate of 4.65% per annum and mature on April 17, 2026. Based on the leverage as of March 31, 2024, our spread over SOFR was 1.40%, resulting in an estimated weighted average all-in fixed interest rate of 6.05% per annum.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of March 31, 2024, we owned or had an ownership interest in a portfolio of 451 Properties located throughout the United States and Canada containing 172,464 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within ten miles of the coastal United States.
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

Management's Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2024
MH Sites	73,000
RV Sites:
Annual	34,900
Seasonal	11,800
Transient	16,300
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,600
Total	172,500
_________________________
(1)Primarily utilized to service approximately 118,900 members. Includes approximately 6,100 Sites rented on an annual basis.
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
Results Overview
For the quarter ended March 31, 2024, net income available for Common Stockholders increased $27.5 million to $109.9 million, or $0.59 per fully diluted Common Share, compared to $82.4 million, or $0.44 per fully diluted Common Share, for the same period in 2023.
For the quarter ended March 31, 2024, FFO available for Common Stock and Operating Partnership unit (“OP Unit”) holders increased $27.1 million, or $0.14 per fully diluted Common Share, to $167.4 million, or $0.86 per fully diluted Common Share, compared to $140.3 million, or $0.72 per fully diluted Common Share, for the same period in 2023.
For the quarter ended March 31, 2024, Normalized FFO available for Common Stock and OP Unit holders increased $12.2 million, or $0.06 per fully diluted Common Share, to $152.7 million, or $0.78 per fully diluted Common Share, compared to $140.5 million, or $0.72 per fully diluted Common Share, for the same period in 2023.
For the quarter ended March 31, 2024, our Core Portfolio property operating revenues increased 5.8% and property operating expenses, excluding property management, increased 3.9%, from the same period in 2023, resulting in an increase in income from property operations, excluding property management, of 7.1%, compared to the same period in 2023.

Management's Discussion and Analysis (continued)
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.9% for each of the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023. For the quarter ended March 31, 2024, our Core Portfolio occupancy increased by 19 sites, which included an increase in homeowner occupancy of 123 sites and a decrease in rental occupancy of 104 compared to December 31, 2023. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of March 31, 2024, we had 2,158 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 5.8% for the quarter ended March 31, 2024, compared to the same period in 2023 driven primarily by an increase in Annual RV rental income. Core RV and marina base rental income from annuals represents 63.2% of total Core RV and marina base rental income and increased 8.0% for the quarter ended March 31, 2024, compared to the same period in 2023 due to an 8.7% increase in rate, offset by a 0.7% decrease in occupancy. Core seasonal and transient RV and marina base rental income increased 2.4% and 1.4%, respectively for the quarter ended March 31, 2024, compared to the same period in 2023 due to higher demand, particularly in our Florida portfolio.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 191 new home sales during the quarter ended March 31, 2024, compared to 176 new home sales during the quarter ended March 31, 2023, an increase of 8.5%. The increase in new home sales during the quarter ended March 31, 2024 was primarily in the Florida and Arizona markets.
Our gross investment in real estate increased $47.0 million to $7,753.3 million as of March 31, 2024 from $7,706.3 million as of December 31, 2023, primarily due to capital improvements during the quarter ended March 31, 2024.
The following chart lists the Properties acquired from January 1, 2023 through March 31, 2024 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2023 (1)				171,200
Acquisition Properties:
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223
Expansion Site Development:
Sites added (reconfigured) in 2023				994

Total Sites as of March 31, 2024 (1)				172,500
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
We believe investors should review Income from property operations and Core Portfolio, FFO and Normalized FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. A discussion of Income from property operations and Core Portfolio, FFO and Normalized FFO, and a reconciliation to net income are included below.

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
Our Core Portfolio consists of our Properties owned and operated during all of 2023 and 2024. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
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
We define Normalized FFO as FFO excluding non-operating income and expense items, such as gains and losses from early debt extinguishment, including prepayment penalties, defeasance costs, transaction/pursuit costs and other, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(amounts in thousands)	2024	2023
Computation of Income from Property Operations:
Net income available for Common Stockholders	$109,905	$82,371
Income allocated to non-controlling interests – Common OP Units	5,366	4,088
Consolidated net income	115,271	86,459
Equity in income of unconsolidated joint ventures	(283)	(524)
Income tax benefit	(239)	—
(Gain)/Loss on sale of real estate and impairment, net	—	2,632
Gross revenues from home sales, brokered resales and ancillary services	(30,053)	(32,133)
Interest income	(2,168)	(2,088)
Income from other investments, net	(2,038)	(2,091)
Property management	19,710	19,464
Depreciation and amortization	51,108	50,502
Cost of home sales, brokered resales and ancillary services	21,967	23,141
Home selling expenses and ancillary operating expenses	6,147	6,924
General and administrative	11,989	11,661
Casualty-related charges/(recoveries), net (1)	(14,843)	—
Other expenses	1,331	1,468
Interest and related amortization	33,543	32,588
Income from property operations, excluding property management	211,442	198,003
Property management	(19,710)	(19,464)
Income from property operations	$191,732	$178,539
_____________________
(1)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(amounts in thousands)	2024	2023
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$109,905	$82,371
Income allocated to non-controlling interests – Common OP Units	5,366	4,088
Depreciation and amortization	51,108	50,502
Depreciation on unconsolidated joint ventures	1,051	1,135
Gain on unconsolidated joint ventures	—	(416)
Loss on sale of real estate and impairment, net	—	2,632
FFO available for Common Stock and OP Unit holders	167,430	140,312
Deferred income tax benefit	(239)	—
Transaction/pursuit costs and other (1)	383	206
Insurance proceeds due to catastrophic weather event (2)	(14,843)	—
Normalized FFO available for Common Stock and OP Unit holders	$152,731	$140,518
Weighted average Common Shares outstanding – Fully Diluted	195,545	195,369
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2024 and March 31, 2023 and our operating activities, investing activities and financing activities for the quarters ended March 31, 2024 and March 31, 2023. Our Core Portfolio consists of our Properties owned and operated during all of 2023 and 2024. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters ended March 31, 2023 and March 31, 2022 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2023 and March 31, 2022, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2023, filed with the SEC on January 23, 2024.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$174,939	$164,404	$10,535	6.4%	$175,105	$164,553	$10,552	6.4%
Rental home income (1)	3,504	3,861	(357)	(9.2)%	3,516	3,872	(356)	(9.2)%
RV and marina base rental income (1)	115,628	109,340	6,288	5.8%	120,167	111,592	8,575	7.7%
Annual membership subscriptions	16,215	15,789	426	2.7%	16,215	15,970	245	1.5%
Membership upgrades sales (2)	3,947	3,466	481	13.9%	3,947	3,505	442	12.6%
Utility and other income (1)	31,179	29,521	1,658	5.6%	34,778	35,331	(553)	(1.6)%
Property operating revenues	345,412	326,381	19,031	5.8%	353,728	334,823	18,905	5.6%

Property operating and maintenance (1)(3)	112,204	110,362	1,842	1.7%	114,824	112,707	2,117	1.9%
Real estate taxes	20,417	17,856	2,561	14.3%	20,787	18,316	2,471	13.5%
Rental home operating and maintenance	1,369	959	410	42.8%	1,378	959	419	43.7%
Membership sales and marketing (4)	5,296	4,820	476	9.9%	5,297	4,838	459	9.5%
Property operating expenses, excluding property management	139,286	133,997	5,289	3.9%	142,286	136,820	5,466	4.0%
Income from property operations, excluding property management (5)	206,126	192,384	13,742	7.1%	211,442	198,003	13,439	6.8%
Property management	19,710	19,464	246	1.3%	19,710	19,464	246	1.3%
Income from property operations(5)	$186,416	$172,920	$13,496	7.8%	$191,732	$178,539	$13,193	7.4%
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
(2)Membership upgrade sales revenue is net of deferrals of $3.6 million and $4.5 million for the quarters ended March 31, 2024 and March 31, 2023, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $0.4 million and $0.7 million for the quarters ended March 31, 2024 and March 31, 2023, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended March 31, 2024, increased $13.2 million, or 7.4%, from the quarter ended March 31, 2023, driven by an increase of $13.5 million, or 7.8%, from our Core Portfolio, offset by a decrease of $0.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income, partially offset by an increase in real estate taxes and property operating and maintenance expenses.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended March 31, 2024 increased $10.5 million, or 6.4%, from the quarter ended March 31, 2023, which reflects 6.3% growth from rate increases and 0.1% from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $847 for the quarter ended March 31, 2024 from approximately $797 for the quarter ended March 31, 2023. The average occupancy for our Core Portfolio was 94.9% for both the quarters ended March 31, 2024 and March 31, 2023.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$73,051	$67,624	$5,427	8.0%	$75,475	$69,401	$6,074	8.8%
Seasonal	28,276	27,606	670	2.4%	29,545	27,960	1,585	5.7%
Transient	14,301	14,110	191	1.4%	15,147	14,231	916	6.4%
RV and marina base rental income	$115,628	$109,340	$6,288	5.8%	$120,167	$111,592	$8,575	7.7%
RV and marina base rental income in our Core Portfolio for the quarter ended March 31, 2024 increased $6.3 million, or 5.8%, from the quarter ended March 31, 2023, driven primarily by an increase in Annual RV and marina base rental income. The increase in Annual RV and marina base rental income of 8.0% was driven by an increase in rate of 8.7%, offset by a decline of 0.7% in occupancy. The increase in Seasonal and Transient RV and marina base rental income of 2.4% and 1.4%, respectively, for the quarter ended March 31, 2024, compared to the same period in 2023, was due to higher demand, particularly in our Florida portfolio.
Utility and other income in our Core Portfolio for the quarter ended March 31, 2024 increased $1.7 million, or 5.6%, from the quarter ended March 31, 2023. The increase was primarily due to a $1.1 million and $0.6 million increase in other property income and pass-through income, respectively. The increase in other property income compared to the same period last year was mainly due to $0.8 million of amenity and other income. The increase in pass-through income was driven by increased real estate tax pass-throughs to customers.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended March 31, 2024 increased $5.3 million, or 3.9%, from the quarter ended March 31, 2023, driven by increases in real estate taxes of $2.6 million and property operating and maintenance expenses of $1.8 million. Core real estate taxes were higher in 2024, primarily in the South and North regions, driven by tax increases that were effective in 2023. Property operating and maintenance expenses were higher in 2024 primarily due to an increase in insurance expense of $1.9 million due to higher insurance premiums following our property and casualty insurance renewal in the second quarter of 2023.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenues from new home sales	$17,700	$18,314	$(614)	(3.4)%
Cost of new home sales	15,401	16,662	(1,261)	(7.6)%

Gross revenues from used home sales	838	1,175	(337)	(28.7)%
Cost of used home sales	875	945	(70)	(7.4)%

Gross revenue from brokered resales and ancillary services	11,515	12,644	(1,129)	(8.9)%
Cost of brokered resales and ancillary services	5,691	5,534	157	2.8%

Home selling and ancillary operating expenses	6,147	6,924	(777)	(11.2)%

Home sales volumes
New home sales	191	176	15	8.5%
Used home sales	54	102	(48)	(47.1)%
Brokered home resales	109	134	(25)	(18.7)%
Gross revenues from new home sales decreased $0.6 million and Cost of new home sales decreased $1.3 million during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, primarily due to lower average selling prices and lower average cost of home sales, respectively.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$9,058	$10,258	$(1,200)	(11.7)%
Rental home operating and maintenance expenses	1,369	959	410	42.8%
Depreciation on rental homes (2)	2,568	2,747	(179)	(6.5)%

Gross investment in new manufactured home rental units	$238,963	$252,204	$(13,241)	(5.3)%
Gross investment in used manufactured home rental units	$11,744	$14,056	$(2,312)	(16.4)%

Net investment in new manufactured home rental units	$197,641	$209,673	$(12,032)	(5.7)%
Net investment in used manufactured home rental units	$7,118	$8,094	$(976)	(12.1)%

Number of occupied rentals – new, end of period	1,922	2,389	(467)	(19.5)%
Number of occupied rentals – used, end of period	236	313	(77)	(24.6)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.6 million and $6.4 million for the quarters ended March 31, 2024 and March 31, 2023, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $1.2 million, or 11.7%, lower during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, primarily due to a decrease in the number of occupied rentals.

Management's Discussion and Analysis (continued)
Miscellaneous Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(51,108)	$(50,502)	$(606)	(1.2)%
Interest income	2,168	2,088	80	3.8%
Income from other investments, net	2,038	2,091	(53)	(2.5)%
General and administrative	(11,989)	(11,661)	(328)	(2.8)%
Other expenses	(1,331)	(1,468)	137	9.3%
Interest and related amortization	(33,543)	(32,588)	(955)	(2.9)%
Total other income and expenses, net	$(93,765)	$(92,040)	$(1,725)	(1.9)%

Total other income and expenses, net increased $1.7 million for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, primarily due to higher interest and related amortization expense as a result of an increase in interest rates, as well as increases in depreciation and amortization and general and administrative expenses.
Casualty-related charges/(recoveries), net
During the quarters ended March 31, 2024 and March 31, 2023, we recognized expenses of approximately $0.5 million and $8.5 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian and we recognized an offsetting insurance recovery revenue accrual of $0.5 million and $8.5 million, respectively, related to the expected insurance recovery. During the quarter ended March 31, 2024, we also recognized excess insurance recovery revenue of approximately $14.8 million within Casualty-related charges/(recoveries), net for reimbursement of capital expenditures. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured line of credit (the “LOC”) and proceeds from issuance of equity and debt securities, including issuances under our ATM equity offering program (as defined below).
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
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of March 31, 2024, the full capacity of our ATM equity offering program remained available for issuance.
As of March 31, 2024, we had available liquidity in the form of approximately 413.5 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and

Management's Discussion and Analysis (continued)
Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swaps, see Part I. Item 1. Financial Statements—Note 8. Derivative Instruments and Hedging and Note 13. Subsequent Events.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of March 31, 2024, our LOC had a borrowing capacity of $493.9 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2024	2023
Net cash provided by operating activities	$198,748	$158,980
Net cash used in investing activities	(51,292)	(66,447)
Net cash used in financing activities	(130,112)	(84,219)
Net increase in cash and restricted cash	$17,344	$8,314
Operating Activities
Net cash provided by operating activities increased $39.8 million to $198.7 million for the quarter ended March 31, 2024 from $159.0 million for the quarter ended March 31, 2023. The increase in net cash provided by operating activities was primarily due to net increases in manufactured homes, net, accounts payable and other liabilities and other assets, net, partially offset by a reduction in proceeds from insurance claims, net.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the quarters ended March 31,
(amounts in thousands)	2024	2023
Purchase of manufactured homes	$(12,927)	$(35,481)
Sale of manufactured homes	15,260	15,907
Manufactured homes, net	$2,333	$(19,574)
Investing Activities
Net cash used in investing activities decreased $15.1 million to $51.3 million for the quarter ended March 31, 2024 from $66.4 million for the quarter ended March 31, 2023. The decrease was due to a decrease in spending on acquisitions of $8.8 million, a decrease in investments in unconsolidated joint ventures of $0.4 million and a decrease in capital improvement spending of $6.3 million.

Management's Discussion and Analysis (continued)
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2024	2023
Asset preservation (1)	$9,525	$11,154
Improvements and renovations(2)	6,297	6,958
Property upgrades and development (3)	31,867	33,204
Site development (4)	3,298	9,562
Total property improvements	50,987	60,878
Corporate	3,719	96
Total capital improvements	$54,706	$60,974
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $5.6 million of restoration and improvement capital expenditures related to Hurricane Ian for the quarter ended March 31, 2024.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $45.9 million to $130.1 million for the quarter ended March 31, 2024 from $84.2 million for the quarter ended March 31, 2023. The increase was primarily due to a line of credit, net repayment of $39.0 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2023 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2024, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2024.

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

Management's Discussion and Analysis (continued)
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2023.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part1. Item 1A. Risk Factors in our 2023 Form 10-K. On April 1, 2024, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part1. Item 1A. Risk Factors in our 2023 Form 10-K with the risk factor described below.
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

Our current property and casualty insurance policies with respect to our MH and RV Properties renewed on April 1, 2024. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies expire on November 1, 2024, and the property insurance program renewed on April 1, 2024. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 30, 2024	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)