Form 10-Q
period 2024-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-07-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,518,496 shares of Common Stock as of July 24, 2024.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,682	$2,088,657
Land improvements	4,490,978	4,380,649
Buildings and other depreciable property	1,225,474	1,236,985
	7,805,134	7,706,291
Accumulated depreciation	(2,544,276)	(2,448,876)
Net investment in real estate	5,260,858	5,257,415
Cash and restricted cash	35,658	29,937
Notes receivable, net	51,504	49,937
Investment in unconsolidated joint ventures	86,439	85,304
Deferred commission expense	54,882	53,641
Other assets, net	156,134	137,499
Total Assets	$5,645,475	$5,613,733

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,959,443	$2,989,959
Term loans, net	498,007	497,648
Unsecured line of credit	14,000	31,000
Accounts payable and other liabilities	177,819	151,567
Deferred membership revenue	228,099	218,337
Accrued interest payable	11,978	12,657
Rents and other customer payments received in advance and security deposits	152,433	126,451
Distributions payable	93,402	87,493
Total Liabilities	4,135,181	4,115,112
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 186,516,405 and 186,426,281 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,917	1,917
Paid-in capital	1,646,160	1,644,319
Distributions in excess of accumulated earnings	(213,486)	(223,576)
Accumulated other comprehensive income	5,292	6,061
Total Stockholders’ Equity	1,439,883	1,428,721
Non-controlling interests – Common OP Units	70,411	69,900
Total Equity	1,510,294	1,498,621
Total Liabilities and Equity	$5,645,475	$5,613,733

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$300,788	$288,655	$617,386	$585,106
Annual membership subscriptions	16,369	16,189	32,584	32,159
Membership upgrade sales	4,050	3,614	7,997	7,119
Other income	16,197	17,911	31,746	35,625
Gross revenues from home sales, brokered resales and ancillary services	37,565	38,913	67,618	71,046
Interest income	2,420	2,259	4,588	4,347
Income from other investments, net	2,630	2,473	4,668	4,564
Total revenues	380,019	370,014	766,587	739,966
Expenses:
Property operating and maintenance	126,105	122,214	240,888	234,697
Real estate taxes	20,099	18,832	40,886	37,148
Membership sales and marketing	6,126	5,521	11,423	10,359
Property management	19,436	19,359	39,146	38,823
Depreciation and amortization	51,344	51,464	102,452	101,966
Cost of home sales, brokered resales and ancillary services	27,650	29,268	49,617	52,409
Home selling expenses and ancillary operating expenses	7,472	7,170	13,619	14,094
General and administrative	8,985	16,607	20,974	28,268
Casualty-related charges/(recoveries), net	(6,170)	—	(21,013)	—
Other expenses	1,387	1,381	2,718	2,849
Interest and related amortization	36,037	33,122	69,580	65,710
Total expenses	298,471	304,938	570,290	586,323
Income before income taxes and other items	81,548	65,076	196,297	153,643
Loss on sale of real estate and impairment, net	—	—	—	(2,632)
Income tax benefit	—	—	239	—
Equity in income of unconsolidated joint ventures	579	973	862	1,497
Consolidated net income	82,127	66,049	197,398	152,508

Income allocated to non-controlling interests – Common OP Units	(3,822)	(3,121)	(9,188)	(7,209)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$78,297	$62,920	$188,202	$145,291

Consolidated net income	$82,127	$66,049	$197,398	$152,508
Other comprehensive income (loss):
Adjustment for fair market value of swaps	12	2,186	(769)	(1,792)
Consolidated comprehensive income	82,139	68,235	196,629	150,716
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,823)	(3,225)	(9,152)	(7,124)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$78,308	$65,002	$187,469	$143,584

Earnings per Common Share – Basic	$0.42	$0.34	$1.01	$0.78

Earnings per Common Share – Fully Diluted	$0.42	$0.34	$1.01	$0.78

Weighted average Common Shares outstanding – Basic	186,318	186,023	186,303	185,962
Weighted average Common Shares outstanding – Fully Diluted	195,465	195,430	195,505	195,388

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2023	$1,917	$1,644,319	$—	$(223,576)	$6,061	$69,900	$1,498,621
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,716	—	—	—	—	1,716
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	58	—	—	—	(58)	—
Adjustment for fair market value of swap	—	—	—	—	(781)	—	(781)
Consolidated net income	—	—	—	109,905	—	5,366	115,271
Distributions	—	—	—	(89,050)	—	(4,348)	(93,398)
Other	—	(157)	—	—	—	—	(157)
Balance as of March 31, 2024	$1,917	$1,644,410	$—	$(202,721)	$5,280	$70,860	$1,519,746
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,767	—	—	—	—	1,767
Adjustment for Common OP Unitholders in the Operating Partnership	—	(76)	—	—	—	76	—
Adjustment for fair market value of swap	—	—	—	—	12	—	12
Consolidated net income	—	—	8	78,297	—	3,822	82,127
Distributions	—	—	(8)	(89,062)	—	(4,347)	(93,417)
Other	—	(323)	—	—	—	—	(323)
Balance as of June 30, 2024	$1,917	$1,646,160	$—	$(213,486)	$5,292	$70,411	$1,510,294

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity (continued)
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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Consolidated net income	$197,398	$152,508
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	—	2,632
Depreciation and amortization	105,156	104,673
Amortization of loan costs	2,584	2,418
Debt premium amortization	—	(59)
Equity in income of unconsolidated joint ventures	(862)	(1,497)
Distributions of income from unconsolidated joint ventures	421	981
Proceeds from insurance claims, net	(18,519)	13,022
Compensation expense related to incentive plans	5,045	12,695
Revenue recognized from membership upgrade sales upfront payments	(7,997)	(7,119)
Commission expense recognized related to membership sales	2,238	2,186
Deferred income tax benefit	(239)	—
Changes in assets and liabilities:
Manufactured homes, net	9,960	(30,402)
Notes receivable, net	(1,619)	(2,054)
Deferred commission expense	(3,479)	(3,723)
Other assets, net	(13,162)	(21,719)
Accounts payable and other liabilities	21,212	(3,287)
Deferred membership revenue	17,758	19,618
Rents and other customer payments received in advance and security deposits	25,982	25,953
Net cash provided by operating activities	341,877	266,826
Cash Flows From Investing Activities:
Real estate acquisitions, net	(25)	(9,180)
Investment in unconsolidated joint ventures	(3,852)	(3,310)
Distributions of capital from unconsolidated joint ventures	2,709	2,577
Proceeds from insurance claims, net	13,793	5,309
Capital improvements	(117,231)	(149,002)
Net cash used in investing activities	(104,606)	(153,606)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	764	867
Distributions:
Common Stockholders	(172,476)	(159,636)
Common OP Unitholders	(8,422)	(7,934)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,908)	(1,932)
Principal payments and mortgage debt repayment	(31,913)	(32,814)
Mortgage notes payable financing proceeds	—	88,753
Line of credit repayment	(239,000)	(299,000)
Line of credit proceeds	222,000	306,000
Debt issuance and defeasance costs	(108)	(1,560)
Other	(479)	(196)
Net cash used in financing activities	(231,550)	(107,460)
Net increase in cash and restricted cash	5,721	5,760
Cash and restricted cash, beginning of period	29,937	22,347
Cash and restricted cash, end of period	$35,658	$28,107

	Six Months Ended June 30,
	2024	2023
Supplemental Information:
Cash paid for interest, net	$70,188	$64,068
Cash paid for the purchase of manufactured homes	$24,537	$66,562

Real estate acquisitions:
Investment in real estate	$(25)	$(9,911)
Other assets, net	—	13
Rents and other customer payments received in advance and security deposits	—	718
Real estate acquisitions, net	$(25)	$(9,180)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of June 30, 2024. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of June 30, 2024 and December 31, 2023, restricted cash consisted of $22.4 million and $25.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)    Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the six months ended June 30, 2024 and June 30, 2023, we recognized approximately $1.2 million and $10.3 million, respectively, of expense related to debris removal and cleanup related to Hurricane Ian, and we recorded an offsetting insurance recovery revenue accrual of $1.2 million and $10.3 million, respectively, to offset the expenses incurred during the same period. During the six months ended June 30, 2024 and June 30, 2023, we also recorded $21.0 million and zero, respectively, of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
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
Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain other factors. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements. The following table presents future minimum rents expected to be received under long-term non-cancelable tenant leases, as well as those leases that are subject to long-term agreements governing rent payments and increases:

(amounts in thousands)	As of June 30, 2024
2024	$60,588
2025	119,376
2026	28,439
2027	26,549
2028	24,648
Thereafter	51,211
Total	$310,811

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended June 30, 2024 and 2023, total operating lease payments were $1.7 million in both periods. For the six months ended June 30, 2024 and 2023, total operating lease payments were $3.2 million in both periods.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2024:

	As of June 30, 2024
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2024	$409	$2,543	$2,952
2025	680	3,758	4,438
2026	684	3,395	4,079
2027	689	3,131	3,820
2028	685	2,955	3,640
Thereafter	3,840	10,745	14,585
Total undiscounted rental payments	6,987	26,527	33,514
Less imputed interest	(1,716)	(4,326)	(6,042)
Total lease liabilities	$5,271	$22,201	$27,472

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $24.3 million and $27.5 million, respectively, as of June 30, 2024. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.0% as of June 30, 2024.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2024	2023	2024	2023
Numerators:
Net income available for Common Stockholders – Basic	$78,297	$62,920	$188,202	$145,291
Amounts allocated to non controlling interest (dilutive securities)	3,822	3,121	9,188	7,209
Net income available for Common Stockholders – Fully Diluted	$82,119	$66,041	$197,390	$152,500
Denominators:
Weighted average Common Shares outstanding – Basic	186,318	186,023	186,303	185,962
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,105	9,240	9,105	9,251
Stock options and restricted stock	42	167	97	175
Weighted average Common Shares outstanding and OP Units – Fully Diluted	195,465	195,430	195,505	195,388

Earnings per Common Share – Basic	$0.42	$0.34	$1.01	$0.78

Earnings per Common Share – Fully Diluted	$0.42	$0.34	$1.01	$0.78

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2023:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were no OP units exchanged for Common Stock during the six months ended June 30, 2024 and 25,496 OP Units exchanged for an equal number of shares of Common Stock during the six months ended June 30, 2023.
Equity Offering Program
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of June 30, 2024, the full capacity of our ATM equity offering program remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

					Investment as of		Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2023
Meadows	Various	1,077	50%		$705	$534	$1,370	$1,272
Lakeshore	Florida	721		(b)	3,708	3,387	424	324
Voyager	Arizona	—	—%	(c)	—	—	—	694
ECHO JV	Various	—	50%		2,801	2,773	27	(206)
RVC	Various	1,489	80%	(d)	63,531	62,441	(547)	(373)
Mulberry Farms	Arizona	200	50%		10,174	10,546	(507)	15
Hiawassee KOA JV	Georgia	283	50%		5,520	5,623	95	(229)
		3,770			$86,439	$85,304	$862	$1,497
_____________________
(a)The percentages shown approximate our economic interest as of June 30, 2024. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)In March 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(d)Includes three joint ventures which include eight operating RV communities and one RV property under development.
We received approximately $3.1 million and $3.6 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2024 and 2023, respectively. Approximately $1.1 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for both the six months ended June 30, 2024 and 2023, and as such, were recorded as income from unconsolidated joint ventures.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2024		As of December 31, 2023
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,381,378	$2,985,236	$2,425,384	$3,017,149

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of June 30, 2024, was approximately 3.9% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 of our Properties as of both June 30, 2024 and December 31, 2023, and the gross carrying value of such Properties was approximately $3,227.1 million and $3,194.1 million, as of June 30, 2024 and December 31, 2023, respectively.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (“LOC”) and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity of the LOC by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35% and matures on April 18, 2025. The $300 million Term Loan has an interest rate of SOFR plus 0.10% plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we modified our LOC to extend the maturity date to July 18, 2028. See Note 13. Subsequent Events for additional information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 - Borrowing Arrangements (continued)
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement (the “$200.0 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus 0.10% plus 1.20% to 1.70%, depending on leverage levels.
The LOC had a balance of $14.0 million and $31.0 million outstanding as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our LOC had a remaining borrowing capacity of $485.9 million.
As of June 30, 2024, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

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
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of June 30, 2024, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
In April 2024, we entered into three Swap Agreements (“2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan (see Note 7. Borrowing Arrangements) for a fixed interest rate. The 2024 Swaps have a weighted average fixed interest rate of 4.65% per annum and mature on April 17, 2026. Based on the leverage as of June 30, 2024, our spread over SOFR was 1.40% resulting in an estimated weighted average all-in fixed interest rate of 6.05% per annum.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2024	2023
Interest Rate Swaps	Other assets, net	$5,292	$6,061
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the six months ended June 30,		Location of (gain)/ loss reclassified from Accumulated OCI into income	Amount of (gain)/loss reclassified from Accumulated OCI into income for the six months ended June 30,
(amounts in thousands)	2024	2023	(amounts in thousands)	2024	2023
Interest Rate Swaps	$(5,976)	$(6,081)	Interest Expense	$(6,745)	$(7,874)
During the next twelve months, we estimate that $3.7 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of June 30, 2024, we had not posted any collateral related to the 2023 Swap or 2024 Swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 - Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Deferred revenue - upfront payments from membership upgrade sales, beginning	$206,625	$185,660
Membership upgrade sales	16,328	17,253
Revenue recognized from membership upgrade sales upfront payments	(7,997)	(7,119)
Net increase in deferred revenue - upfront payments from membership grade sales	8,331	10,134
Deferred revenue - upfront payments from membership upgrade sales, ending (a)	$214,956	$195,794

Deferred commission expense, beginning	$53,641	$50,441
Deferred commission expense	3,479	3,723
Commission expense recognized	(2,238)	(2,186)
Net increase in deferred commission expense	1,241	1,537
Deferred commission expense, ending	$54,882	$51,978
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
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by our Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024. The 2024 Plan replaces the 2014 Plan and is the sole plan available to us to provide equity incentive compensation to eligible participants as of its adoption. No further awards will be granted under the 2014 Plan. The 2024 Plan authorizes grants of options, restricted stock, and other forms of equity-based compensation, subject to conditions and restrictions determined by the Compensation Committee. Our Compensation Committee (or our Board of Directors with respect to awards made to our independent directors) determines the terms and conditions of each award at the time of grant, including whether payment of awards may be subject to the achievement of performance goals, consistent with the provisions of the 2024 Plan. A maximum of 3,766,336 shares of common stock are available for grant under the 2024 Plan.
During the quarter ended June 30, 2024, we awarded to certain members of our Board of Directors 16,626 shares of restricted stock at a fair value of approximately $1.0 million and options to purchase 29,855 shares of common stock with an exercise price of $60.29. These are time-based awards subject to various vesting dates between November 1, 2024 and April 30, 2027.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.8 million and $8.6 million for the quarters ended June 30, 2024 and 2023, respectively, and $3.5 million and $11.1 million for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense of $11.1 million for the six months ended June 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.

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
Beginning on August 31, 2023 through December 4, 2023, certain private party plaintiffs filed several putative class actions in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc. (“Datacomp”) and several owner/operators of manufactured housing communities, including ELS (the “Datacomp Litigation”), alleging that the community owner/operators used JLT Market Reports produced by Datacomp to conspire to raise manufactured home lot rents in violation of Section 1 of the Sherman Act. ELS purchased Datacomp in connection with the MHVillage/Datacomp acquisition during the year ended December 31, 2021. On December 15, 2023, the plaintiffs filed an amended consolidated complaint captioned, In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-6715. Plaintiffs seek both injunctive relief and monetary damages, including attorneys’ fees. The defendants filed a motion to dismiss on January 29, 2024.
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of June 30, 2024, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or six months ended June 30, 2024 or 2023.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters and six months ended June 30, 2024 and 2023:
Quarter Ended June 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$346,987	$27,982	$374,969
Operations expenses	(183,051)	(23,837)	(206,888)
Income from segment operations	163,936	4,145	168,081
Interest income	1,759	570	2,329
Depreciation and amortization	(48,852)	(2,492)	(51,344)
Income from operations	$116,843	$2,223	$119,066
Reconciliation to consolidated net income:
Corporate interest income			91
Income from other investments, net			2,630
General and administrative			(8,985)
Casualty-related charges/(recoveries), net			6,170
Other expenses			(1,387)
Interest and related amortization			(36,037)
Equity in income of unconsolidated joint ventures			579
Consolidated net income			$82,127

Total assets	$5,391,752	$253,723	$5,645,475
Capital improvements	$58,693	$3,832	$62,525

Quarter Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$336,629	$28,653	$365,282
Operations expenses	(177,450)	(24,914)	(202,364)
Income from segment operations	159,179	3,739	162,918
Interest income	1,616	637	2,253
Depreciation and amortization	(48,662)	(2,802)	(51,464)
Income from operations	$112,133	$1,574	$113,707
Reconciliation to consolidated net income:
Corporate interest income			6
Income from other investments, net			2,473
General and administrative			(16,607)
Other expenses			(1,381)
Interest and related amortization			(33,122)
Equity in income of unconsolidated joint ventures			973
Consolidated net income			$66,049

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements	$41,350	$10,551	$51,901

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

Six Months Ended June 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$706,723	$50,608	$757,331
Operations expenses	(352,456)	(43,123)	(395,579)
Income from segment operations	354,267	7,485	361,752
Interest income	3,445	1,013	4,458
Depreciation and amortization	(97,392)	(5,060)	(102,452)
Income from operations	$260,320	$3,438	$263,758
Reconciliation to consolidated net income:
Corporate interest income			130
Income from other investments, net			4,668
General and administrative			(20,974)
Casualty-related charges/(recoveries), net			21,013
Other expenses			(2,718)
Interest and related amortization			(69,580)
Income tax benefit			239
Equity in income of unconsolidated joint ventures			862
Consolidated net income			$197,398

Total assets	$5,391,752	$253,723	$5,645,475
Capital improvements	$110,101	$7,130	$117,231

Six Months Ended June 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$678,366	$52,689	$731,055
Operations expenses	(342,473)	(45,057)	(387,530)
Income from segment operations	335,893	7,632	343,525
Interest income	3,182	1,151	4,333
Depreciation and amortization	(96,417)	(5,549)	(101,966)
Loss on sale of real estate and impairment, net	(2,632)	—	(2,632)
Income from operations	$240,026	$3,234	$243,260
Reconciliation to consolidated net income:
Corporate interest income			14
Income from other investments, net			4,564
General and administrative			(28,268)
Other expenses			(2,849)
Interest and related amortization			(65,710)
Equity in income of unconsolidated joint ventures			1,497
Consolidated net income			$152,508

Total assets	$5,304,804	$281,183	$5,585,987
Capital improvements	$128,826	$20,176	$149,002

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Rental income	$297,401	$284,950	$610,483	$577,529
Annual membership subscriptions	16,369	16,189	32,584	32,159
Membership upgrade sales	4,050	3,614	7,997	7,119
Other income	16,197	17,911	31,746	35,625
Gross revenues from ancillary services	12,970	13,965	23,913	25,934
Total property operations revenues	346,987	336,629	706,723	678,366
Expenses:
Property operating and maintenance	124,542	121,055	237,947	232,579
Real estate taxes	20,099	18,832	40,886	37,148
Membership sales and marketing	6,126	5,521	11,423	10,359
Cost of ancillary services	7,008	7,039	12,501	12,336
Ancillary operating expenses	5,840	5,644	10,553	11,228
Property management	19,436	19,359	39,146	38,823
Total property operations expenses	183,051	177,450	352,456	342,473
Income from property operations segment	$163,936	$159,179	$354,267	$335,893

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Rental income (1)	$3,387	$3,705	$6,903	$7,577
Gross revenue from home sales and brokered resales	24,595	24,948	43,705	45,112
Total revenues	27,982	28,653	50,608	52,689
Expenses:
Rental home operating and maintenance	1,563	1,159	2,941	2,118
Cost of home sales and brokered resales	20,642	22,229	37,116	40,073
Home selling expenses	1,632	1,526	3,066	2,866
Total expenses	23,837	24,914	43,123	45,057
Income from home sales and rentals operations segment	$4,145	$3,739	$7,485	$7,632
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”) which amends and restates the terms of the obligations owing by us under the Credit Agreement. Pursuant to the Credit Agreement, we have access to a $500 million LOC and a $300 million Term Loan. We also have the option to increase the borrowing capacity of the LOC by $200 million, subject to certain conditions. Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. We also have an option to extend the maturity date on the $300 million Term Loan to April 16, 2027. All other material terms, including interest rate terms, remain the same.

Pursuant to the Credit Agreement, the LOC has an interest rate of SOFR plus 0.10% plus 1.25% to 1.65% per annum and requires an annual facility fee of 0.20% to 0.35%. The Term Loan has an interest rate of SOFR plus 0.10% plus 1.40% to 1.95% per annum. For both the LOC and the Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of June 30, 2024, we owned or had an ownership interest in a portfolio of 452 Properties located throughout the United States and Canada containing 172,866 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within ten miles of the coastal United States.
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

Management's Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2024
MH Sites	73,000
RV Sites:
Annual	34,500
Seasonal	11,800
Transient	16,900
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,800
Total	172,900
_________________________
(1)Primarily utilized to service approximately 117,100 members. Includes approximately 5,900 Sites rented on an annual basis.
(2)Includes approximately 2,000 annual Sites and 1,800 transient Sites.
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
Results Overview

(amounts in thousands)	Quarters Ended June 30,
	2024	2023	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.42	$0.34	$0.08	24.3%
FFO per fully diluted Common Share and OP Unit	$0.69	$0.61	$0.08	13.5%
Normalized FFO per fully diluted Common Share and OP Unit	$0.66	$0.64	$0.02	2.9%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change (1)
Net Income per fully diluted Common Share	$1.01	$0.78	$0.23	29.5%
FFO per fully diluted Common Share and OP Unit	$1.55	$1.33	$0.22	16.6%
Normalized FFO per fully diluted Common Share and OP Unit	$1.44	$1.36	$0.08	5.9%
_____________________
1.Calculations prepared using actual results without rounding.

Core property operating revenues increased 4.6% and Core income from property operations, excluding property management increased 5.5% for the quarter ended June 30, 2024, compared to the same period in 2023. For the six months ended June 30, 2024, Core property operating revenues increased 5.2% and Core income from property operations, excluding property management increased 6.4% compared to the same period in 2023.

Management's Discussion and Analysis (continued)
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.9% for each of the quarters ended June 30, 2024 and December 31, 2023 and 94.8% for the quarter ended June 30, 2023. For the quarter ended June 30, 2024, our Core Portfolio occupancy increased by 29 sites, which included an increase in homeowner occupancy of 171 sites and a decrease in rental occupancy of 142 compared to March 31, 2024. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of June 30, 2024, we had 2,016 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 2.0% for the quarter ended June 30, 2024, compared to the same period in 2023, driven primarily by an increase in Annual RV rental income. Core RV and marina base rental income from annuals represents 73.9% of total Core RV and marina base rental income and increased 6.6% for the quarter ended June 30, 2024, compared to the same period in 2023 due to an 8.3% increase in rate, offset by a 1.7% decrease in occupancy. Core seasonal and transient RV and marina base rental income decreased 16.7% and 5.6%, respectively, for the quarter ended June 30, 2024, compared to the same period in 2023 due to non-returning Hurricane Ian workers at our Florida properties, decreased reservation extensions at our Sun Belt locations due to a mild winter and returning competitor supply, partially offset by California properties recovering from weather disruption events in the second quarter of 2023.
Demand for our homes and communities remains strong as evidenced by factors including our high occupancy levels. We closed 255 new home sales during the quarter ended June 30, 2024, compared to 226 new home sales during the quarter ended June 30, 2023, an increase of 12.8%. The new home sales during the quarter ended June 30, 2024 were primarily in the Florida market.
Our gross investment in real estate increased $98.8 million to $7,805.1 million as of June 30, 2024 from $7,706.3 million as of December 31, 2023, primarily due to capital improvements during the six months ended June 30, 2024.
The following chart lists the Properties acquired from January 1, 2023 through June 30, 2024 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2023 (1)				171,200
Acquisition Properties:
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223
Expansion Site Development:
Sites added (reconfigured) in 2023				994
Sites added (reconfigured) in 2024				401

Total Sites as of June 30, 2024 (1)				172,900
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Computation of Income from Property Operations:
Net income available for Common Stockholders	$78,297	$62,920	$188,202	$145,291
Redeemable perpetual preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,822	3,121	9,188	7,209
Consolidated net income	82,127	66,049	197,398	152,508
Equity in income of unconsolidated joint ventures	(579)	(973)	(862)	(1,497)
Income tax benefit	—	—	(239)	—
(Gain)/Loss on sale of real estate and impairment, net	—	—	—	2,632
Gross revenues from home sales, brokered resales and ancillary services	(37,565)	(38,913)	(67,618)	(71,046)
Interest income	(2,420)	(2,259)	(4,588)	(4,347)
Income from other investments, net	(2,630)	(2,473)	(4,668)	(4,564)
Property management	19,436	19,359	39,146	38,823
Depreciation and amortization	51,344	51,464	102,452	101,966
Cost of home sales, brokered resales and ancillary services	27,650	29,268	49,617	52,409
Home selling expenses and ancillary operating expenses	7,472	7,170	13,619	14,094
General and administrative	8,985	16,607	20,974	28,268
Casualty-related charges/(recoveries), net (1)	(6,170)	—	(21,013)	—
Other expenses	1,387	1,381	2,718	2,849
Interest and related amortization	36,037	33,122	69,580	65,710
Income from property operations, excluding property management	185,074	179,802	396,516	377,805
Property management	(19,436)	(19,359)	(39,146)	(38,823)
Income from property operations	$165,638	$160,443	$357,370	$338,982
_____________________
(1)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$78,297	$62,920	$188,202	$145,291
Income allocated to non-controlling interests – Common OP Units	3,822	3,121	9,188	7,209
Depreciation and amortization	51,344	51,464	102,452	101,966
Depreciation on unconsolidated joint ventures	1,200	1,081	2,251	2,216
(Gain)/Loss on unconsolidated joint ventures	—	—	—	(416)
(Gain)/Loss on sale of real estate and impairment, net	—	—	—	2,632
FFO available for Common Stock and OP Unit holders	134,663	118,586	302,093	258,898
Deferred income tax benefit	—	—	(239)	—
Transaction/pursuit costs and other (1)	—	—	383	207
Insurance proceeds due to catastrophic weather event (2)	(6,170)	—	(21,013)	—
Accelerated vesting of stock-based compensation (3)	—	6,320	—	6,320
Normalized FFO available for Common Stock and OP Unit holders	$128,493	$124,906	$281,224	$265,425
Weighted average Common Shares outstanding – Fully Diluted	195,465	195,430	195,505	195,388
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.
(3)Represents accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 as a result of the passing of a member of our Board of Directors.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2024 and June 30, 2023 and our operating activities, investing activities and financing activities for the six months ended June 30, 2024 and June 30, 2023. Our Core Portfolio consists of our Properties owned and operated during all of 2023 and 2024. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters and six months ended June 30, 2023 and June 30, 2022 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2023 and June 30, 2022, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2023, filed with the SEC on January 23, 2024.
Comparison of the Quarter Ended June 30, 2024 to the Quarter Ended June 30, 2023
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$176,529	$166,258	$10,271	6.2%	$176,702	$166,416	$10,286	6.2%
Rental home income (1)	3,375	3,695	(320)	(8.7)%	3,387	3,705	(318)	(8.6)%
RV and marina base rental income (1)	100,562	98,631	1,931	2.0%	103,363	101,869	1,494	1.5%
Annual membership subscriptions	16,336	16,128	208	1.3%	16,369	16,189	180	1.1%
Membership upgrade sales (2)	4,040	3,607	433	12.0%	4,050	3,614	436	12.1%
Utility and other income (1)	31,352	29,398	1,954	6.6%	34,680	35,858	(1,178)	(3.3)%
Property operating revenues	332,194	317,717	14,477	4.6%	338,551	327,651	10,900	3.3%

Property operating and maintenance (1)(3)	123,030	120,296	2,734	2.3%	125,689	122,337	3,352	2.7%
Real estate taxes	19,695	18,449	1,246	6.8%	20,099	18,832	1,267	6.7%
Rental home operating and maintenance	1,557	1,158	399	34.5%	1,563	1,159	404	34.9%
Membership sales and marketing (4)	6,109	5,514	595	10.8%	6,126	5,521	605	11.0%
Property operating expenses, excluding property management	150,391	145,417	4,974	3.4%	153,477	147,849	5,628	3.8%
Income from property operations, excluding property management (5)	181,803	172,300	9,503	5.5%	185,074	179,802	5,272	2.9%
Property management	19,436	19,360	76	0.4%	19,436	19,359	77	0.4%
Income from property operations(5)	$162,367	$152,940	$9,427	6.2%	$165,638	$160,443	$5,195	3.2%
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
(2)Membership upgrade sales revenue is net of deferrals of $4.7 million and $5.7 million for the quarters ended June 30, 2024 and June 30, 2023, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $0.9 million for both the quarters ended June 30, 2024 and June 30, 2023.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended June 30, 2024, increased $5.2 million, or 3.2%, from the quarter ended June 30, 2023, driven by an increase of $9.4 million, or 6.2%, from our Core Portfolio, offset by a decrease of $4.2 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended June 30, 2024 increased $10.3 million, or 6.2%, from the quarter ended June 30, 2023, which reflects 6.0% growth from rate increases and 0.2% from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $854 for the quarter ended June 30, 2024 from approximately $806 for the quarter ended June 30, 2023. The average occupancy for our Core Portfolio was 94.9% and 94.8% for the quarters ended June 30, 2024 and June 30, 2023, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$74,296	$69,717	$4,579	6.6%	$76,573	$72,637	$3,936	5.4%
Seasonal	7,720	9,265	(1,545)	(16.7)%	7,965	9,486	(1,521)	(16.0)%
Transient	18,546	19,649	(1,103)	(5.6)%	18,825	19,746	(921)	(4.7)%
RV and marina base rental income	$100,562	$98,631	$1,931	2.0%	$103,363	$101,869	$1,494	1.5%
RV and marina base rental income in our Core Portfolio for the quarter ended June 30, 2024 increased $1.9 million, or 2.0%, from the quarter ended June 30, 2023, driven primarily by an increase in Annual RV and marina base rental income. The increase in Annual RV and marina base rental income was partially offset by decreases in Seasonal and Transient RV and marina base rental income of 16.7% and 5.6%, respectively, for the quarter ended June 30, 2024, compared to the same period in 2023.
Utility and other income in our Core Portfolio for the quarter ended June 30, 2024 increased $2.0 million, or 6.6%, from the quarter ended June 30, 2023. The increase was primarily due to a $1.2 million and $0.8 million increase in utility income and pass-through income, respectively. The utility recovery rate (utility income divided by utility expenses) for 2024 and 2023 was approximately 46% and 45%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended June 30, 2024 increased $5.0 million, or 3.4%, from the quarter ended June 30, 2023, driven by increases in property operating and maintenance expenses of $2.7 million and real estate taxes of $1.2 million. Core property operating and maintenance expenses were higher in 2024 primarily due to an increase in utility expense of $1.5 million. Real estate taxes were higher in 2024, primarily in the South and North regions, driven by tax increases that were effective in 2023.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenues from new home sales	$22,706	$23,038	$(332)	(1.4)%
Cost of new home sales	19,647	20,812	(1,165)	(5.6)%

Gross revenues from used home sales	1,240	1,034	206	19.9%
Cost of used home sales	769	1,110	(341)	(30.7)%

Gross revenue from brokered resales and ancillary services	13,619	14,841	(1,222)	(8.2)%
Cost of brokered resales and ancillary services	7,234	7,346	(112)	(1.5)%

Home selling and ancillary operating expenses	7,472	7,170	302	4.2%

Home sales volumes
New home sales	255	226	29	12.8%
Used home sales	59	66	(7)	(10.6)%
Brokered home resales	152	201	(49)	(24.4)%
Gross revenues from new home sales decreased $0.3 million and Cost of new home sales decreased $1.2 million during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to lower average selling prices and lower average cost of home sales, respectively.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$8,597	$9,827	$(1,230)	(12.5)%
Rental home operating and maintenance expenses	1,557	1,158	399	34.5%
Depreciation on rental homes (2)	2,492	2,802	(310)	(11.1)%

Gross investment in new manufactured home rental units	$227,569	$257,978	$(30,409)	(11.8)%
Gross investment in used manufactured home rental units	$11,521	$13,491	$(1,970)	(14.6)%

Net investment in new manufactured home rental units	$187,382	$226,759	$(39,377)	(17.4)%
Net investment in used manufactured home rental units	$7,124	$9,616	$(2,492)	(25.9)%

Number of occupied rentals – new, end of period	1,790	2,236	(446)	(19.9)%
Number of occupied rentals – used, end of period	226	292	(66)	(22.6)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.2 million and $6.1 million for the quarters ended June 30, 2024 and June 30, 2023, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $1.2 million, or 12.5%, lower during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to a decrease in the number of occupied rentals.

Management's Discussion and Analysis (continued)
Miscellaneous Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(51,344)	$(51,464)	$120	0.2%
Interest income	2,420	2,259	161	7.1%
Income from other investments, net	2,630	2,473	157	6.3%
General and administrative	(8,985)	(16,607)	7,622	45.9%
Other expenses	(1,387)	(1,381)	(6)	(0.4)%
Interest and related amortization	(36,037)	(33,122)	(2,915)	(8.8)%
Total other income and expenses, net	$(92,703)	$(97,842)	$5,139	5.3%

Total other income and expenses, net decreased $5.1 million for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to lower general and administrative expenses as a result of an accelerated stock-based compensation expense in 2023, partially offset by higher interest and related amortization.
Casualty-related charges/(recoveries), net
During the quarters ended June 30, 2024 and June 30, 2023, we recognized expenses of approximately $0.7 million and $1.8 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian and we recognized an offsetting insurance recovery revenue accrual of $0.7 million and $1.8 million, respectively, related to the expected insurance recovery. During the quarters ended June 30, 2024 and June 30, 2023, we also recognized insurance recovery revenue in excess of expenses and business interruption proceeds of approximately $6.2 million and zero, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2024 and 2023:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$351,468	$330,662	$20,806	6.3%	$351,807	$330,969	$20,838	6.3%
Rental home income (1)	6,879	7,556	(677)	(9.0)%	6,903	7,577	(674)	(8.9)%
RV and marina base rental income (1)	216,190	207,971	8,219	4.0%	223,530	213,461	10,069	4.7%
Annual membership subscriptions	32,551	31,917	634	2.0%	32,584	32,159	425	1.3%
Membership upgrade sales (2)	7,987	7,073	914	12.9%	7,997	7,119	878	12.3%
Utility and other income (1)	62,531	58,919	3,612	6.1%	69,458	71,189	(1,731)	(2.4)%
Property operating revenues	677,606	644,098	33,508	5.2%	692,279	662,474	29,805	4.5%

Property operating and maintenance (1)(3)	235,234	230,658	4,576	2.0%	240,513	235,044	5,469	2.3%
Real estate taxes	40,112	36,305	3,807	10.5%	40,886	37,148	3,738	10.1%
Rental home operating and maintenance	2,926	2,117	809	38.2%	2,941	2,118	823	38.9%
Membership sales and marketing (4)	11,405	10,334	1,071	10.4%	11,423	10,359	1,064	10.3%
Property operating expenses, excluding property management	289,677	279,414	10,263	3.7%	295,763	284,669	11,094	3.9%
Income from property operations, excluding property management (5)	387,929	364,684	23,245	6.4%	396,516	377,805	18,711	5.0%
Property management	39,146	38,824	322	0.8%	39,146	38,823	323	0.8%
Income from property operations (5)	348,783	325,860	22,923	7.0%	357,370	338,982	18,388	5.4%
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
(2)Membership upgrade sales revenue is net of deferrals of $8.3 million and $10.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $1.3 million and $1.6 million the six months ended June 30, 2024 and June 30, 2023, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for the six months ended June 30, 2024 increased $18.4 million, or 5.4%, from the same period in 2023, driven by an increase of $22.9 million, or 7.0%, from our Core Portfolio, offset by a decrease of $4.5 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and Utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.
Property Operating Revenues
MH base rental income in our Core Portfolio for the six months ended June 30, 2024 increased $20.8 million, or 6.3%, from the same period in 2023, which reflects 6.1% growth from rate increases and 0.2% from occupancy gains. The average monthly base rental income per Site increased to approximately $850 for the six months ended June 30, 2024 from approximately $801 for the six months ended June 30, 2023. The average occupancy for the Core Portfolio was 94.9% for both the six months ended June 30, 2024 and June 30, 2023.

Management's Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$147,347	$137,341	$10,006	7.3%	$152,048	$142,038	$10,010	7.0%
Seasonal	35,996	36,871	(875)	(2.4)%	37,510	37,446	64	0.2%
Transient	32,847	33,759	(912)	(2.7)%	33,972	33,977	(5)	—%
RV and marina base rental income	$216,190	$207,971	$8,219	4.0%	$223,530	$213,461	$10,069	4.7%
RV and marina base rental income in our Core Portfolio for the six months ended June 30, 2024 increased $8.2 million, or 4.0%, from the same period in 2023 primarily due to an increase in Annual RV and marina base rental income, partially offset by a decrease in Seasonal and Transient RV base rental income. The increase in Annual RV and marina base rental income was $10.0 million, or 7.3%. The decrease in Seasonal RV and marina base rental income was $0.9 million, or 2.4%. The decrease in Transient RV and marina base rental income was $0.9 million.
Utility and other income in our Core Portfolio for the six months ended June 30, 2024 increased $3.6 million, or 6.1%, from the same period in 2023. The increase was primarily due to an increase in utility income, pass-through income and other property income. The utility recovery rate (utility income divided by utility expenses) for 2024 and 2023 was approximately 46% and 45%, respectively. The increase in pass-through income was due to increases in real estate tax pass-throughs to customers in Florida.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the six months ended June 30, 2024 increased $10.3 million, or 3.7%, from the same period in 2023, driven by increases in property operating and maintenance expenses of $4.6 million and real estate taxes of $3.8 million. Core property operating and maintenance expenses were higher during the six months ended June 30, 2024, compared to the same period in 2023 primarily due to increases in insurance of $2.5 million and higher utility expenses. The increase in Core real estate taxes was driven by higher real estate assessments in our Florida portfolio in 2023.
Home Sales and Rental Operations
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenues from new home sales	$40,406	$41,352	$(946)	(2.3)%
Cost of new home sales	35,048	37,474	(2,426)	(6.5)%

Gross revenues from used home sales	2,078	2,209	(131)	(5.9)%
Cost of used home sales	1,644	2,055	(411)	(20.0)%

Gross revenue from brokered resales and ancillary services	25,134	27,485	(2,351)	(8.6)%
Cost of brokered resales and ancillary services	12,925	12,880	45	0.3%

Home selling and ancillary operating expenses	13,619	14,094	(475)	(3.4)%

Home sales volumes
New home sales	446	402	44	10.9%
Used home sales	113	168	(55)	(32.7)%
Brokered home resales	261	335	(74)	(22.1)%
Gross revenues from new home sales decreased $0.9 million and Cost of new home sales decreased $2.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to lower average selling prices and lower average cost of home sales.

Management's Discussion and Analysis (continued)
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$17,655	$20,085	$(2,430)	(12.1)%
Rental home operating and maintenance expenses	2,926	2,117	809	38.2%
Depreciation on rental homes (2)	5,060	5,549	(489)	(8.8)%

Gross investment in new manufactured home rental units	$227,569	$257,978	$(30,409)	(11.8)%
Gross investment in used manufactured home rental units	$11,521	$13,491	$(1,970)	(14.6)%

Net investment in new manufactured home rental units	$187,382	$226,759	$(39,377)	(17.4)%
Net investment in used manufactured home rental units	$7,124	$9,616	$(2,492)	(25.9)%

Number of occupied rentals – new, end of period	1,790	2,236	(446)	(19.9)%
Number of occupied rentals – used, end of period	226	292	(66)	(22.6)%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $10.8 million and $12.5 million of Site rental income for the six months ended June 30, 2024 and 2023, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $2.4 million or 12.1% lower during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in the number of occupied rentals.
Miscellaneous Other Income and Expenses
The following table summarizes other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(102,452)	$(101,966)	$(486)	(0.5)%
Interest income	4,588	4,347	241	5.5%
Income from other investments, net	4,668	4,564	104	2.3%
General and administrative	(20,974)	(28,268)	7,294	25.8%
Other expenses	(2,718)	(2,849)	131	4.6%
Interest and related amortization	(69,580)	(65,710)	(3,870)	(5.9)%
Total other income and expenses, net	$(186,468)	$(189,882)	$3,414	1.8%

Total other income and expenses, net decreased $3.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to lower general and administrative expense primarily as a result of accelerated vesting of stock-based compensation expense in 2023 partially offset by interest and related amortization.
Casualty-related charges/(recoveries), net
During the six months ended June 30, 2024 and June 30, 2023, we recognized expenses of approximately $1.2 million and $10.3 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian and we recognized an offsetting insurance recovery revenue of $1.2 million and $10.3 million, respectively, related to the expected insurance recovery. During the six months ended June 30, 2024 and June 30, 2023, we also recognized insurance recovery revenue in excess of expenses and business interruption proceeds of approximately $21.0 million and zero, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.

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
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of June 30, 2024, the full capacity of our ATM equity offering program remained available for issuance.
As of June 30, 2024, we had available liquidity in the form of approximately 413.5 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of June 30, 2024, our LOC had a borrowing capacity of $485.9 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the six months ended June 30,
(amounts in thousands)	2024	2023
Net cash provided by operating activities	$341,877	$266,826
Net cash used in investing activities	(104,606)	(153,606)
Net cash used in financing activities	(231,550)	(107,460)
Net increase in cash and restricted cash	$5,721	$5,760
Operating Activities
Net cash provided by operating activities increased $75.1 million to $341.9 million for the six months ended June 30, 2024 from $266.8 million for the six months ended June 30, 2023. The increase in net cash provided by operating activities was primarily due to net increases in manufactured homes, net, accounts payable and other liabilities and other assets, net, partially offset by a reduction in proceeds from insurance claims, net.

Management's Discussion and Analysis (continued)
The following table summarizes our purchase and sale activity of manufactured homes:

	For the six months ended June 30,
(amounts in thousands)	2024	2023
Purchase of manufactured homes	$(24,537)	$(66,562)
Sale of manufactured homes	34,497	36,160
Manufactured homes, net	$9,960	$(30,402)
Investing Activities
Net cash used in investing activities decreased $49.0 million to $104.6 million for the six months ended June 30, 2024 from $153.6 million for the six months ended June 30, 2024. The decrease was due to a decrease in capital improvement spending of $31.8 million, a decrease in spending on acquisitions of $9.2 million, and an increase in Hurricane Ian proceeds in 2024 compared to same period in 2023.
Capital Improvements
The following table summarizes capital improvements:

	For the six months ended June 30,
(amounts in thousands)	2024	2023
Asset preservation (1)	$20,869	$24,994
Improvements and renovations(2)	15,173	19,691
Property upgrades and development (3)	69,352	83,509
Site development (4)	7,130	20,176
Total property improvements	112,524	148,370
Corporate	4,707	631
Total capital improvements	$117,231	$149,001
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $10.4 million of restoration and improvement capital expenditures related to Hurricane Ian for the six months ended June 30, 2024.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $124.1 million to $231.6 million for the six months ended June 30, 2024 from $107.5 million for the six months ended June 30, 2023. The increase was primarily due to a higher line of credit, net repayment of $24.0 million and a decrease in mortgage note financing proceeds of $88.8 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2024.

Management's Discussion and Analysis (continued)
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “estimate,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in a forward-looking statement due to a number of factors, including, but not limited to:
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
•our ability to execute expansion/development opportunities in the face of changes impacting the supply chain or labor markets;
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

For further information on these and other factors that could impact us and the statements contained herein, refer to Part I. Item 1A. Risk Factors in the 2023 Form 10-K and Part II. Item 1A. Risk Factors herein.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
There have been no material changes to the Item 1A. Risk Factors discussed in our 2023 Form 10-K other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

10.1 (a)
Second Amendment, dated July 18, 2024, to the Third Amended and Restated Credit Agreement, dated April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein.

10.2 (b)
Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein.

10.3 (c)(+)	Equity LifeStyle Properties, Inc. 2024 Equity Incentive Plan
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)
The following documents are incorporated by reference
(a) Included as an exhibit to our Report on Form 8-K filed on July 23, 2024.

(b) Included as an exhibit to our Report on Form 8-K filed on April 23, 2021.
(c) Included as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2024.
(+) Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 30, 2024	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)