Form 10-Q
period 2024-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2024-10-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,049,227 shares of Common Stock as of October 24, 2024.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,682	$2,088,657
Land improvements	4,536,573	4,380,649
Buildings and other depreciable property	1,230,614	1,236,985
	7,855,869	7,706,291
Accumulated depreciation	(2,592,258)	(2,448,876)
Net investment in real estate	5,263,611	5,257,415
Cash and restricted cash	40,398	29,937
Notes receivable, net	55,037	49,937
Investment in unconsolidated joint ventures	84,834	85,304
Deferred commission expense	56,050	53,641
Other assets, net	144,189	137,499
Total Assets	$5,644,119	$5,613,733

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,943,999	$2,989,959
Term loans, net	497,873	497,648
Unsecured line of credit	32,500	31,000
Accounts payable and other liabilities	207,603	151,567
Deferred membership revenue	232,862	218,337
Accrued interest payable	11,991	12,657
Rents and other customer payments received in advance and security deposits	128,345	126,451
Distributions payable	93,407	87,493
Total Liabilities	4,148,580	4,115,112
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 186,512,609 and 186,426,281 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,917	1,917
Paid-in capital	1,648,384	1,644,319
Distributions in excess of accumulated earnings	(219,724)	(223,576)
Accumulated other comprehensive income	(4,764)	6,061
Total Stockholders’ Equity	1,425,813	1,428,721
Non-controlling interests – Common OP Units	69,726	69,900
Total Equity	1,495,539	1,498,621
Total Liabilities and Equity	$5,644,119	$5,613,733

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$314,468	$303,334	$931,854	$888,440
Annual membership subscriptions	16,714	16,673	49,298	48,832
Membership upgrade sales	4,173	3,744	12,170	10,863
Other income	16,440	15,658	48,186	51,283
Gross revenues from home sales, brokered resales and ancillary services	30,839	44,795	98,457	115,841
Interest income	2,430	2,276	7,018	6,623
Income from other investments, net	2,192	2,333	6,860	6,897
Total revenues	387,256	388,813	1,153,843	1,128,779
Expenses:
Property operating and maintenance	129,010	126,846	369,898	361,543
Real estate taxes	20,731	19,017	61,617	56,165
Membership sales and marketing	6,448	5,696	17,871	16,055
Property management	20,165	19,887	59,311	58,710
Depreciation and amortization	50,934	50,968	153,386	152,934
Cost of home sales, brokered resales and ancillary services	22,051	33,471	71,668	85,880
Home selling expenses and ancillary operating expenses	7,336	7,164	20,955	21,258
General and administrative	9,274	9,895	30,248	38,163
Casualty-related charges/(recoveries), net	591	—	(20,422)	—
Other expenses	1,402	1,338	4,120	4,187
Early debt retirement	30	68	30	68
Interest and related amortization	36,497	33,434	106,077	99,144
Total expenses	304,469	307,784	874,759	894,107
Income before income taxes and other items	82,787	81,029	279,084	234,672
Loss on sale of real estate and impairment, net	(1,798)	(949)	(1,798)	(3,581)
Income tax benefit	—	—	239	—
Equity in income of unconsolidated joint ventures	5,874	661	6,736	2,158
Consolidated net income	86,863	80,741	284,261	233,249

Income allocated to non-controlling interests – Common OP Units	(4,042)	(3,772)	(13,230)	(10,981)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$82,821	$76,969	$271,023	$222,260

Consolidated net income	$86,863	$80,741	$284,261	$233,249
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(10,056)	(1,763)	(10,825)	(3,555)
Consolidated comprehensive income	76,807	78,978	273,436	229,694
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,575)	(3,690)	(12,727)	(10,814)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$73,232	$75,288	$260,701	$218,872

Earnings per Common Share – Basic	$0.44	$0.41	$1.45	$1.19

Earnings per Common Share – Fully Diluted	$0.44	$0.41	$1.45	$1.19

Weighted average Common Shares outstanding – Basic	186,327	186,100	186,311	186,008
Weighted average Common Shares outstanding – Fully Diluted	195,510	195,440	195,507	195,414

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2023	$1,917	$1,644,319	$—	$(223,576)	$6,061	$69,900	$1,498,621
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,716	—	—	—	—	1,716
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	58	—	—	—	(58)	—
Adjustment for fair market value of swap	—	—	—	—	(781)	—	(781)
Consolidated net income	—	—	—	109,905	—	5,366	115,271
Distributions	—	—	—	(89,050)	—	(4,348)	(93,398)
Other	—	(157)	—	—	—	—	(157)
Balance as of March 31, 2024	$1,917	$1,644,410	$—	$(202,721)	$5,280	$70,860	$1,519,746
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,767	—	—	—	—	1,767
Adjustment for Common OP Unitholders in the Operating Partnership	—	(76)	—	—	—	76	—
Adjustment for fair market value of swap	—	—	—	—	12	—	12
Consolidated net income	—	—	8	78,297	—	3,822	82,127
Distributions	—	—	(8)	(89,062)	—	(4,347)	(93,417)
Other	—	(323)	—	—	—	—	(323)
Balance as of June 30, 2024	$1,917	$1,646,160	$—	$(213,486)	$5,292	$70,411	$1,510,294
Issuance of Common Stock through employee stock purchase plan	—	394	—	—	—	—	394
Compensation expenses related to restricted stock and stock options	—	1,535	—	—	—	—	1,535
Adjustment for Common OP Unitholders in the Operating Partnership	—	380	—	—	—	(380)	—
Adjustment for fair market value of swaps	—	—	—	—	(10,056)	—	(10,056)
Consolidated net income	—	—	—	82,821	—	4,042	86,863
Distributions	—	—	—	(89,059)	—	(4,347)	(93,406)
Other	—	(85)	—	—	—	—	(85)
Balance as of September 30, 2024	$1,917	$1,648,384	$—	$(219,724)	$(4,764)	$69,726	$1,495,539

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Consolidated net income	$284,261	$233,249
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	1,798	3,581
Early debt retirement	30	68
Depreciation and amortization	157,492	156,967
Amortization of loan costs	3,989	3,637
Debt premium amortization	—	(62)
Equity in income of unconsolidated joint ventures	(6,736)	(2,158)
Distributions of income from unconsolidated joint ventures	1,331	1,155
Proceeds from insurance claims, net	(18,971)	21,770
Compensation expense related to incentive plans	7,226	15,275
Revenue recognized from membership upgrade sales upfront payments	(12,170)	(10,863)
Commission expense recognized related to membership sales	3,397	3,122
Deferred income tax benefit	(239)	—
Changes in assets and liabilities:
Manufactured homes, net	11,379	(31,980)
Notes receivable, net	(5,152)	(4,365)
Deferred commission expense	(5,806)	(5,861)
Other assets, net	(3,675)	(5,076)
Accounts payable and other liabilities	44,659	12,165
Deferred membership revenue	26,697	29,140
Rents and other customer payments received in advance and security deposits	1,894	(1,106)
Net cash provided by operating activities	491,404	418,658
Cash Flows From Investing Activities:
Real estate acquisitions, net	(24)	(9,326)
Investment in unconsolidated joint ventures	(9,299)	(6,060)
Distributions of capital from unconsolidated joint ventures	14,113	3,730
Proceeds from insurance claims, net	18,933	5,309
Capital improvements	(175,629)	(231,172)
Net cash used in investing activities	(151,906)	(237,519)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,158	1,604
Distributions:
Common Stockholders	(261,538)	(242,994)
Common OP Unitholders	(12,769)	(12,069)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,908)	(1,932)
Principal payments and mortgage debt repayment	(48,055)	(148,811)
Mortgage notes payable financing proceeds	—	463,753
Line of credit repayment	(382,000)	(605,000)
Line of credit proceeds	383,500	407,000
Debt issuance and defeasance costs	(6,857)	(5,033)
Other	(560)	(316)
Net cash used in financing activities	(329,037)	(143,806)
Net increase in cash and restricted cash	10,461	37,333
Cash and restricted cash, beginning of period	29,937	22,347
Cash and restricted cash, end of period	$40,398	$59,680

	Nine Months Ended September 30,
	2024	2023
Supplemental Information:
Cash paid for interest, net	$106,715	$97,297
Cash paid for the purchase of manufactured homes	$36,003	$90,477

Real estate acquisitions:
Investment in real estate	$(24)	$(10,057)
Other assets, net	—	13
Rents and other customer payments received in advance and security deposits	—	718
Real estate acquisitions, net	$(24)	$(9,326)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.3% interest as of September 30, 2024. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
(b)    Restricted Cash
As of September 30, 2024 and December 31, 2023, restricted cash consisted of $21.9 million and $25.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)    Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the nine months ended September 30, 2024 and September 30, 2023, we recognized approximately $3.5 million and $12.1 million, respectively, of expense related to debris removal and cleanup related to Hurricane Ian and Hurricane Helene. We recorded an offsetting insurance recovery revenue accrual for Hurricane Ian of $2.5 million and $12.1 million, respectively, to offset the expenses incurred during the same period. During the nine months ended September 30, 2024 and September 30, 2023, we also recorded $21.5 million and zero, respectively, of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
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

(amounts in thousands)	As of September 30, 2024
2024	$33,925
2025	136,950
2026	40,424
2027	39,173
2028	26,010
Thereafter	52,669
Total	$329,151

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended September 30, 2024 and 2023, total operating lease payments were $1.8 million and $1.6 million, respectively. For the nine months ended September 30, 2024 and 2023, total operating lease payments were $5.1 million and $4.9 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2024:

	As of September 30, 2024
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2024	$153	$1,888	$2,041
2025	680	3,749	4,429
2026	684	3,456	4,140
2027	689	3,195	3,884
2028	685	3,022	3,707
Thereafter	3,840	10,885	14,725
Total undiscounted rental payments	6,731	26,195	32,926
Less imputed interest	(1,661)	(3,647)	(5,308)
Total lease liabilities	$5,070	$22,548	$27,618

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $24.4 million and $27.6 million, respectively, as of September 30, 2024. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.1% as of September 30, 2024.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2024	2023	2024	2023
Numerators:
Net income available for Common Stockholders – Basic	$82,821	$76,969	$271,023	$222,260
Amounts allocated to non controlling interest (dilutive securities)	4,042	3,772	13,230	10,981
Net income available for Common Stockholders – Fully Diluted	$86,863	$80,741	$284,253	$233,241
Denominators:
Weighted average Common Shares outstanding – Basic	186,327	186,100	186,311	186,008
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,105	9,235	9,105	9,246
Stock options and restricted stock	78	105	91	160
Weighted average Common Shares outstanding and OP Units – Fully Diluted	195,510	195,440	195,507	195,414

Earnings per Common Share – Basic	$0.44	$0.41	$1.45	$1.19

Earnings per Common Share – Fully Diluted	$0.44	$0.41	$1.45	$1.19

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2023:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were no OP units exchanged for Common Stock during the nine months ended September 30, 2024 and 131,192 OP Units exchanged for an equal number of shares of Common Stock during the nine months ended September 30, 2023.
Equity Offering Program
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of September 30, 2024, the full capacity of our ATM equity offering program remained available for issuance. In October 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 from our at-the-market (“ATM”) offering program. See Note 14. Subsequent Events for additional information.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Real Estate
Impairment
Following Hurricane Helene, which made landfall in Florida on September 26, 2024, we recorded a $1.8 million reduction in the carrying value of certain assets, which is included in Loss on sale of real estate and impairment, net in the Consolidated Statements of Income for the quarter and nine months ended September 30, 2024. During the quarter and nine months ended September 30, 2023, we recorded impairment charges of approximately $0.9 million related to storm events at certain properties in Florida and $3.6 million related to flooding events in California, respectively.

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

					Investment as of		Income/(Loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023
Meadows	Various	1,077	50%		$407	$534	$7,360	$1,649
Lakeshore	Florida	721		(b)	3,764	3,387	665	487
Voyager	Arizona	—	—%	(c)	—	—	—	694
ECHO JV	Various	—	50%		2,797	2,773	24	(199)
RVC	Various	1,489	80%	(d)	62,534	62,441	(801)	(297)
Mulberry Farms	Arizona	200	50%		9,795	10,546	(625)	96
Hiawassee KOA JV	Georgia	283	50%		5,537	5,623	113	(272)
		3,770			$84,834	$85,304	$6,736	$2,158
_____________________
(a)The percentages shown approximate our economic interest as of September 30, 2024. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)In March 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(d)Includes three joint ventures which include eight operating RV communities and one RV property under development.
We received approximately $15.4 million and $4.9 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2024 and 2023, respectively. Approximately $7.0 million and $1.4 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2024 and 2023, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of September 30, 2024		As of December 31, 2023
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,554,898	$2,969,092	$2,425,384	$3,017,149

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of September 30, 2024, was approximately 3.9% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 of our Properties as of both September 30, 2024 and December 31, 2023, and the gross carrying value of such Properties was approximately $3,245.6 million and $3,194.1 million, as of September 30, 2024 and December 31, 2023, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 - Borrowing Arrangements (continued)
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (“LOC”) and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity of the LOC by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The $300 million Term Loan has an interest rate of SOFR plus 0.10% plus 1.40% to 1.95% per annum. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. We also have an option to extend the maturity date on the $300 million Term Loan to April 16, 2027. All other material terms, including interest rate terms, remain the same. On October 3, 2024, we repaid the $300 million Term Loan. See Note 14. Subsequent Events for additional information.
During the year ended December 31, 2022, we entered into a $200.0 million senior unsecured term loan agreement (the “$200.0 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus 0.10% plus 1.20% to 1.70%, depending on leverage levels.
The LOC had a balance of $32.5 million and $31.0 million outstanding as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our LOC had a remaining borrowing capacity of $467.4 million.
As of September 30, 2024, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

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
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of September 30, 2024, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
In April 2024, we entered into three Swap Agreements (“2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan (see Note 8. Borrowing Arrangements) for a fixed interest rate. The 2024 Swaps have a weighted average fixed interest rate of 4.65% per annum and mature on April 17, 2026. Based on the leverage as of September 30, 2024, our spread over SOFR was 1.40% resulting in an estimated weighted average all-in fixed interest rate of 6.05% per annum. On October 3, 2024, we terminated the 2024 Swaps in connection with the repayment of the $300 million Term Loan. See Note 14. Subsequent Events for additional information.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2024	2023
Interest Rate Swaps	Other assets, net	$—	$6,061
Interest Rate Swaps	Accounts payable and other liabilities	(4,764)	—

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 – Derivative Instruments and Hedging (continued)
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the nine months ended September 30,		Location of (gain)/ loss reclassified from Accumulated OCI into income	Amount of (gain)/loss reclassified from Accumulated OCI into income for the nine months ended September 30,
(amounts in thousands)	2024	2023	(amounts in thousands)	2024	2023
Interest Rate Swaps	$2,168	$(9,364)	Interest Expense	$(8,657)	$(12,919)
During the next twelve months, we estimate that $0.4 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense related to the 2023 Swap. This estimate may be subject to change as the underlying SOFR changes. On October 3, 2024, we terminated the 2024 Swaps and will reclassify $4.4 million from Accumulated other comprehensive income (loss) as an increase to early debt termination expense. See Note 14. Subsequent Events for additional information. We determined that no adjustment was necessary for non-performance risk on our derivative obligation. As of September 30, 2024, we had not posted any collateral related to the 2023 Swap or 2024 Swaps.

Note 10 - Deferred Revenue from Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Deferred revenue - upfront payments from membership upgrade sales, beginning	$206,625	$185,660
Membership upgrade sales	26,404	28,041
Revenue recognized from membership upgrade sales upfront payments	(12,170)	(10,863)
Net increase in deferred revenue - upfront payments from membership grade sales	14,234	17,178
Deferred revenue - upfront payments from membership upgrade sales, ending (a)	$220,859	$202,838

Deferred commission expense, beginning	$53,641	$50,441
Deferred commission expense	5,806	5,850
Commission expense recognized	(3,397)	(3,122)
Net increase in deferred commission expense	2,409	2,728
Deferred commission expense, ending	$56,050	$53,169
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
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by our Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024. The 2024 Plan replaces the 2014 Plan and is the sole plan available to us to provide equity incentive compensation to eligible participants as of its adoption. No further awards will be granted under the 2014 Plan. The 2024 Plan authorizes grants of options, restricted stock, and other forms of equity-based compensation, subject

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 11 – Equity Incentive Awards (continued)
to conditions and restrictions determined by the Compensation Committee. Our Compensation Committee (or our Board of Directors with respect to awards made to our independent directors) determines the terms and conditions of each award at the time of grant, including whether payment of awards may be subject to the achievement of performance goals, consistent with the provisions of the 2024 Plan. A maximum of 3,766,336 shares of common stock are available for grant under the 2024 Plan.
During the quarter ended June 30, 2024, we awarded to certain members of our Board of Directors 16,626 shares of restricted stock at a fair value of approximately $1.0 million and options to purchase 29,855 shares of common stock with an exercise price of $60.29. These are time-based awards subject to various vesting dates between November 1, 2024 and April 30, 2027.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.5 million and $1.8 million for the quarters ended September 30, 2024 and 2023, respectively, and $5.0 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense of $12.9 million for the nine months ended September 30, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.

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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of September 30, 2024, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or nine months ended September 30, 2024 or 2023.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2024 and 2023:
Quarter Ended September 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$362,304	$20,330	$382,634
Operations expenses	(188,217)	(17,524)	(205,741)
Income from segment operations	174,087	2,806	176,893
Interest income	1,916	474	2,390
Depreciation and amortization	(48,528)	(2,406)	(50,934)
Loss on sale of real estate and impairment, net	(1,798)	—	(1,798)
Income from operations	$125,677	$874	$126,551
Reconciliation to consolidated net income:
Corporate interest income			40
Income from other investments, net			2,192
General and administrative			(9,274)
Casualty-related charges/(recoveries), net			(591)
Other expenses			(1,402)
Interest and related amortization			(36,497)
Equity in income of unconsolidated joint ventures			5,874
Early debt retirement			(30)
Consolidated net income			$86,863

Total assets	$5,397,984	$246,135	$5,644,119
Capital improvements	$55,690	$2,708	$58,398

Quarter Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$351,243	$32,961	$384,204
Operations expenses	(183,579)	(28,502)	(212,081)
Income from segment operations	167,664	4,459	172,123
Interest income	1,637	631	2,268
Depreciation and amortization	(48,242)	(2,726)	(50,968)
Loss on sale of real estate and impairment, net	(949)	—	(949)
Income from operations	$120,110	$2,364	$122,474
Reconciliation to consolidated net income:
Corporate interest income			8
Income from other investments, net			2,333
General and administrative			(9,895)
Other expenses			(1,338)
Interest and related amortization			(33,434)
Equity in income of unconsolidated joint ventures			661
Early debt retirement			(68)
Consolidated net income			$80,741

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements	$79,750	$2,420	$82,170

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Nine Months Ended September 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,069,027	$70,938	$1,139,965
Operations expenses	(540,673)	(60,647)	(601,320)
Income from segment operations	528,354	10,291	538,645
Interest income	5,361	1,487	6,848
Depreciation and amortization	(145,920)	(7,466)	(153,386)
Loss on sale of real estate and impairment, net	(1,798)	—	(1,798)
Income from operations	$385,997	$4,312	$390,309
Reconciliation to consolidated net income:
Corporate interest income			170
Income from other investments, net			6,860
General and administrative			(30,248)
Casualty-related charges/(recoveries), net			20,422
Other expenses			(4,120)
Interest and related amortization			(106,077)
Income tax benefit			239
Equity in income of unconsolidated joint ventures			6,736
Early debt retirement			(30)
Consolidated net income			$284,261

Total assets	$5,397,984	$246,135	$5,644,119
Capital improvements	$165,791	$9,838	$175,629

Nine Months Ended September 30, 2023

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,029,609	$85,650	$1,115,259
Operations expenses	(526,052)	(73,559)	(599,611)
Income from segment operations	503,557	12,091	515,648
Interest income	4,819	1,782	6,601
Depreciation and amortization	(144,659)	(8,275)	(152,934)
Loss on sale of real estate and impairment, net	(3,581)	—	(3,581)
Income from operations	$360,136	$5,598	$365,734
Reconciliation to consolidated net income:
Corporate interest income			22
Income from other investments, net			6,897
General and administrative			(38,163)
Other expenses			(4,187)
Interest and related amortization			(99,144)
Equity in income of unconsolidated joint ventures			2,158
Early debt retirement			(68)
Consolidated net income			$233,249

Total assets	$5,351,993	$274,298	$5,626,291
Capital improvements	$208,576	$22,596	$231,172

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Rental income	$311,072	$299,781	$921,555	$877,310
Annual membership subscriptions	16,714	16,673	49,298	48,832
Membership upgrade sales	4,173	3,744	12,170	10,863
Other income	16,440	15,658	48,186	51,283
Gross revenues from ancillary services	13,905	15,387	37,818	41,321
Total property operations revenues	362,304	351,243	1,069,027	1,029,609
Expenses:
Property operating and maintenance	127,616	125,081	365,563	357,660
Real estate taxes	20,731	19,017	61,617	56,165
Membership sales and marketing	6,448	5,696	17,871	16,055
Cost of ancillary services	7,520	8,226	20,021	20,562
Ancillary operating expenses	5,737	5,672	16,290	16,900
Property management	20,165	19,887	59,311	58,710
Total property operations expenses	188,217	183,579	540,673	526,052
Income from property operations segment	$174,087	$167,664	$528,354	$503,557

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Rental income (1)	$3,396	$3,553	$10,299	$11,130
Gross revenue from home sales and brokered resales	16,934	29,408	60,639	74,520
Total revenues	20,330	32,961	70,938	85,650
Expenses:
Rental home operating and maintenance	1,394	1,765	4,335	3,883
Cost of home sales and brokered resales	14,531	25,245	51,647	65,318
Home selling expenses	1,599	1,492	4,665	4,358
Total expenses	17,524	28,502	60,647	73,559
Income from home sales and rentals operations segment	$2,806	$4,459	$10,291	$12,091
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 14 – Subsequent Events
In October 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 from our at-the-market (“ATM”) offering program. The net proceeds of $314.2 million were used to repay our $300.0 million unsecured term loan and to terminate the interest rate swaps, which fixed the interest rate of the term loan at 6.05% until maturity in April 2026. The total expense to terminate the swaps and write off unamortized loan costs is $5.8 million.
Following Hurricane Milton, which made landfall on October 9, 2024, we have continued cleanup efforts at impacted properties. We believe that we have adequate insurance, subject to deductibles, including business interruption coverage, and at this time, we do not believe that Hurricane Milton will have a significant adverse impact on our results of operations or our financial condition on a consolidated basis.

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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of September 30, 2024, we owned or had an ownership interest in a portfolio of 452 Properties located throughout the United States and Canada containing 172,870 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia, with more than 110 Properties with lake, river or ocean frontage and more than 120 Properties within ten miles of the coastal United States.
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

Management's Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2024
MH Sites	73,000
RV Sites:
Annual	34,400
Seasonal	11,800
Transient	17,000
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,800
Total	172,900
_________________________
(1)Primarily utilized to service approximately 117,400 members. Includes approximately 5,900 Sites rented on an annual basis.
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
Results Overview

(amounts in thousands)	Quarters Ended September 30,
	2024	2023	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.44	$0.41	$0.03	7.5%
FFO per fully diluted Common Share and OP Unit	$0.72	$0.68	$0.04	5.3%
Normalized FFO per fully diluted Common Share and OP Unit	$0.72	$0.68	$0.04	4.9%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change (1)
Net Income per fully diluted Common Share	$1.45	$1.19	$0.26	21.8%
FFO per fully diluted Common Share and OP Unit	$2.27	$2.01	$0.26	12.8%
Normalized FFO per fully diluted Common Share and OP Unit	$2.16	$2.04	$0.12	5.6%
_____________________
1.Calculations prepared using actual results without rounding.

Core property operating revenues increased 4.4% and Core income from property operations, excluding property management increased 5.8% for the quarter ended September 30, 2024, compared to the same period in 2023. For the nine months ended September 30, 2024, Core property operating revenues increased 4.9% and Core income from property operations, excluding property management increased 6.2% compared to the same period in 2023.

Management's Discussion and Analysis (continued)
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 95.0% for the quarter ended September 30, 2024 and 94.9% for each of the quarters ended December 31, 2023 and September 30, 2023. For the quarter ended September 30, 2024, our Core Portfolio occupancy increased by 107 sites, which included an increase in homeowner occupancy of 111 sites and a decrease in rental occupancy of 4 compared to June 30, 2024. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of September 30, 2024, we had 2,012 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 1.3% for the quarter ended September 30, 2024, compared to the same period in 2023, driven primarily by an increase in Annual RV rental income. Core RV and marina base rental income from annuals represents 68.0% of total Core RV and marina base rental income and increased 6.2% for the quarter ended September 30, 2024, compared to the same period in 2023 due to an 8.3% increase in rate, offset by a 2.1% decrease in occupancy. Core seasonal and transient RV and marina base rental income decreased 13.3% and 6.1%, respectively, for the quarter ended September 30, 2024, compared to the same period in 2023 due to loss of occupancy from Hurricane Ian workers at our Florida properties and returning competitor supply, weather disruptions in the Northeast and normalized demand following the COVID pandemic.
We closed 174 new home sales during the quarter ended September 30, 2024, compared to 285 new home sales during the quarter ended September 30, 2023, a decrease of 38.9%. The decrease in new home sales during the quarter ended September 30, 2024 was primarily driven by the Florida and Arizona markets, where we had fewer sales locations than the same period in 2023.
Our gross investment in real estate increased $149.6 million to $7,855.9 million as of September 30, 2024 from $7,706.3 million as of December 31, 2023, primarily due to capital improvements during the nine months ended September 30, 2024.
The following chart lists the Properties acquired from January 1, 2023 through September 30, 2024 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2023 (1)				171,200
Acquisition Properties:
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223
Expansion Site Development:
Sites added (reconfigured) in 2023				994
Sites added (reconfigured) in 2024				405

Total Sites as of September 30, 2024 (1)				172,900
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Computation of Income from Property Operations:
Net income available for Common Stockholders	$82,821	$76,969	$271,023	$222,260
Redeemable perpetual preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	4,042	3,772	13,230	10,981
Consolidated net income	86,863	80,741	284,261	233,249
Equity in income of unconsolidated joint ventures	(5,874)	(661)	(6,736)	(2,158)
Income tax benefit	—	—	(239)	—
(Gain)/Loss on sale of real estate and impairment, net	1,798	949	1,798	3,581
Gross revenues from home sales, brokered resales and ancillary services	(30,839)	(44,795)	(98,457)	(115,841)
Interest income	(2,430)	(2,276)	(7,018)	(6,623)
Income from other investments, net	(2,192)	(2,333)	(6,860)	(6,897)
Property management	20,165	19,887	59,311	58,710
Depreciation and amortization	50,934	50,968	153,386	152,934
Cost of home sales, brokered resales and ancillary services	22,051	33,471	71,668	85,880
Home selling expenses and ancillary operating expenses	7,336	7,164	20,955	21,258
General and administrative	9,274	9,895	30,248	38,163
Casualty-related charges/(recoveries), net (1)	591	—	(20,422)	—
Other expenses	1,402	1,338	4,120	4,187
Early debt retirement	30	68	30	68
Interest and related amortization	36,497	33,434	106,077	99,144
Income from property operations, excluding property management	195,606	187,850	592,122	565,655
Property management	(20,165)	(19,887)	(59,311)	(58,710)
Income from property operations	$175,441	$167,963	$532,811	$506,945
_____________________
(1)Casualty-related charges/(recoveries), net for the quarter ended September 30, 2024 includes debris removal and cleanup costs related to Hurricane Ian of $1.3 million and Hurricane Helene of $1.0 million and insurance recovery revenue for Hurricane Ian of $1.7 million including $0.5 million for reimbursement of capital expenditures related to Hurricane Ian. Casualty-related charges/(recoveries), net for the nine months ended September 30, 2024 includes debris removal and cleanup costs related to Hurricane Ian of $2.5 million and Hurricane Helene of $1.0 million and insurance recovery revenue for Hurricane Ian of $24.0 million including $21.5 million for reimbursement of capital expenditures related to Hurricane Ian.

Management's Discussion and Analysis (continued)
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$82,821	$76,969	$271,023	$222,260
Income allocated to non-controlling interests – Common OP Units	4,042	3,772	13,230	10,981
Depreciation and amortization	50,934	50,968	153,386	152,934
Depreciation on unconsolidated joint ventures	1,309	1,141	3,560	3,357
(Gain)/Loss on unconsolidated joint ventures	—	—	—	(416)
(Gain)/Loss on sale of real estate and impairment, net	1,798	949	1,798	3,581
FFO available for Common Stock and OP Unit holders	140,904	133,799	442,997	392,697
Deferred income tax benefit	—	—	(239)	—
Early debt retirement	30	68	30	68
Transaction/pursuit costs and other (1)	—	—	383	207
Insurance proceeds due to catastrophic weather event (2)	(451)	—	(21,464)	—
Accelerated vesting of stock-based compensation (3)	—	—	—	6,320
Normalized FFO available for Common Stock and OP Unit holders	$140,483	$133,867	$421,707	$399,292
Weighted average Common Shares outstanding – Fully Diluted	195,510	195,440	195,507	195,414
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

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2024 and September 30, 2023 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and September 30, 2023. Our Core Portfolio consists of our Properties owned and operated during all of 2023 and 2024. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters and nine months ended September 30, 2023 and September 30, 2022 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and September 30, 2022, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2023, filed with the SEC on January 23, 2024.
Comparison of the Quarter Ended September 30, 2024 to the Quarter Ended September 30, 2023
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$178,121	$167,781	$10,340	6.2%	$178,295	$167,937	$10,358	6.2%
Rental home income (1)	3,383	3,541	(158)	(4.5)%	3,396	3,553	(157)	(4.4)%
RV and marina base rental income (1)	110,919	109,473	1,446	1.3%	113,357	112,819	538	0.5%
Annual membership subscriptions	16,611	16,727	(116)	(0.7)%	16,714	16,673	41	0.2%
Membership upgrade sales (2)	4,173	3,751	422	11.3%	4,173	3,744	429	11.5%
Utility and other income (1)	34,342	31,564	2,778	8.8%	36,932	35,840	1,092	3.0%
Property operating revenues	347,549	332,837	14,712	4.4%	352,867	340,566	12,301	3.6%

Property operating and maintenance (1)(3)	125,847	123,803	2,044	1.7%	128,688	126,238	2,450	1.9%
Real estate taxes	20,408	18,650	1,758	9.4%	20,731	19,017	1,714	9.0%
Rental home operating and maintenance	1,387	1,762	(375)	(21.3)%	1,394	1,765	(371)	(21.0)%
Membership sales and marketing (4)	6,431	5,696	735	12.9%	6,448	5,696	752	13.2%
Property operating expenses, excluding property management	154,073	149,911	4,162	2.8%	157,261	152,716	4,545	3.0%
Income from property operations, excluding property management (5)	193,476	182,926	10,550	5.8%	195,606	187,850	7,756	4.1%
Property management	20,165	19,887	278	1.4%	20,165	19,887	278	1.4%
Income from property operations(5)	$173,311	$163,039	$10,272	6.3%	$175,441	$167,963	$7,478	4.5%
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
(2)Membership upgrade sales revenue is net of deferrals of $5.9 million and $7.0 million for the quarters ended September 30, 2024 and September 30, 2023, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $1.2 million for both the quarters ended September 30, 2024 and September 30, 2023.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended September 30, 2024, increased $7.5 million, or 4.5%, from the quarter ended September 30, 2023, driven by an increase of $10.3 million, or 6.3%, from our Core Portfolio, offset by a decrease of $2.8 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended September 30, 2024 increased $10.3 million, or 6.2%, from the same period in 2023, which reflects 5.8% growth from rate increases and 0.4% from occupancy gains. The average monthly base rental income per Site in our Core Portfolio increased to approximately $861 for the quarter ended September 30, 2024 from approximately $813 for the quarter ended September 30, 2023. The average occupancy for our Core Portfolio was 95.0% and 94.9% for the quarters ended September 30, 2024 and September 30, 2023, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$75,435	$71,036	$4,399	6.2%	$77,548	$74,125	$3,423	4.6%
Seasonal	7,163	8,261	(1,098)	(13.3)%	7,347	8,462	(1,115)	(13.2)%
Transient	28,321	30,176	(1,855)	(6.1)%	28,462	30,232	(1,770)	(5.9)%
RV and marina base rental income	$110,919	$109,473	$1,446	1.3%	$113,357	$112,819	$538	0.5%
RV and marina base rental income in our Core Portfolio for the quarter ended September 30, 2024 increased $1.4 million, or 1.3%, from the same period in 2023, driven primarily by an increase in Annual RV and marina base rental income. The increase in Annual RV and marina base rental income of 6.2% was partially offset by decreases in Seasonal and Transient RV and marina base rental income of 13.3% and 6.1%, respectively, for the quarter ended September 30, 2024, compared to the same period in 2023.
Utility and other income in our Core Portfolio for the quarter ended September 30, 2024 increased $2.8 million, or 8.8%, from the same period in 2023. The increase was primarily due to a $2.0 million and $0.8 million increase in utility income and pass-through income, respectively. The utility recovery rate (utility income divided by utility expenses) for 2024 and 2023 was approximately 47% and 43%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended September 30, 2024 increased $4.2 million, or 2.8%, from the same period in 2023, driven by increases in property operating and maintenance expenses of $2.0 million and real estate taxes of $1.8 million. Core property operating and maintenance expenses were higher in 2024, primarily due to an increase in insurance of $1.3 million and utility expense of $0.7 million. The increase in insurance of $1.3 million is due to higher insurance premiums following our property and casualty insurance renewal in the second quarter of 2024. Real estate taxes were higher in 2024, primarily in the Florida portfolio, driven by higher real estate tax assessments in 2023.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenues from new home sales	$15,500	$27,684	$(12,184)	(44.0)%
Cost of new home sales	13,655	24,068	(10,413)	(43.3)%

Gross revenues from used home sales	883	1,020	(137)	(13.4)%
Cost of used home sales	685	932	(247)	(26.5)%

Gross revenue from brokered resales and ancillary services	14,456	16,091	(1,635)	(10.2)%
Cost of brokered resales and ancillary services	7,711	8,471	(760)	(9.0)%

Home selling and ancillary operating expenses	7,336	7,164	172	2.4%

Home sales volumes
New home sales	174	285	(111)	(38.9)%
Used home sales	60	84	(24)	(28.6)%
Brokered home resales	135	160	(25)	(15.6)%
Gross revenues from new home sales decreased $12.2 million and Cost of new home sales decreased $10.4 million during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to lower sales volume and lower average cost of home sales.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$8,515	$9,406	$(891)	(9.5)%
Rental home operating and maintenance expenses	1,387	1,762	(375)	(21.3)%
Depreciation on rental homes (2)	2,390	2,727	(337)	(12.4)%

Gross investment in new manufactured home rental units	$220,134	$249,568	$(29,434)	(11.8)%
Gross investment in used manufactured home rental units	$11,197	$12,606	$(1,409)	(11.2)%

Net investment in new manufactured home rental units	$180,787	$218,955	$(38,168)	(17.4)%
Net investment in used manufactured home rental units	$6,972	$8,906	$(1,934)	(21.7)%

Number of occupied rentals – new, end of period	1,795	2,086	(291)	(14.0)%
Number of occupied rentals – used, end of period	217	259	(42)	(16.2)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.1 million and $5.9 million for the quarters ended September 30, 2024 and September 30, 2023, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.9 million, or 9.5%, lower during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to a decrease in the number of occupied rentals.

Management's Discussion and Analysis (continued)
Miscellaneous Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(50,934)	$(50,968)	$34	0.1%
Interest income	2,430	2,276	154	6.8%
Income from other investments, net	2,192	2,333	(141)	(6.0)%
General and administrative	(9,274)	(9,895)	621	6.3%
Other expenses	(1,402)	(1,338)	(64)	(4.8)%
Early debt retirement	(30)	(68)	38	55.9%
Interest and related amortization	(36,497)	(33,434)	(3,063)	(9.2)%
Total other income and expenses, net	$(93,515)	$(91,094)	$(2,421)	(2.7)%

Total other income and expenses, net increased $2.4 million for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to higher interest and related amortization as a result of an increase in interest rates, partially offset by lower general and administrative expenses.
Casualty-related charges/(recoveries), net
During the quarters ended September 30, 2024 and September 30, 2023, we recognized expenses of approximately $2.3 million and $1.8 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian and Hurricane Helene. We recognized an offsetting insurance recovery revenue accrual for Hurricane Ian of $1.3 million and $1.8 million during the quarters ended September 30, 2024 and September 30, 2023, respectively, related to the expected insurance recovery. During the quarters ended September 30, 2024 and September 30, 2023, we also recognized insurance recovery revenue in excess of expenses and business interruption proceeds for Hurricane Ian of approximately $0.5 million and zero, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Loss on sale of real estate and impairment, net
Loss on sale of real estate and impairment, net was $0.8 million higher during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to a write down of certain assets of $1.8 million as a result of Hurricane Helene, compared to $0.9 million related to storm events in 2023.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $5.2 million higher during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds, of which $5.1 million exceeded our basis in the joint venture.

Management's Discussion and Analysis (continued)
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2024 and 2023:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$529,589	$498,443	$31,146	6.2%	$530,102	$498,906	$31,196	6.3%
Rental home income (1)	10,262	11,097	(835)	(7.5)%	10,299	11,130	(831)	(7.5)%
RV and marina base rental income (1)	327,109	317,444	9,665	3.0%	336,887	326,280	10,607	3.3%
Annual membership subscriptions	49,162	48,644	518	1.1%	49,298	48,832	466	1.0%
Membership upgrade sales (2)	12,160	10,824	1,336	12.3%	12,170	10,863	1,307	12.0%
Utility and other income (1)	96,873	90,483	6,390	7.1%	106,390	107,029	(639)	(0.6)%
Property operating revenues	1,025,155	976,935	48,220	4.9%	1,045,146	1,003,040	42,106	4.2%

Property operating and maintenance (1)(3)	361,081	354,461	6,620	1.9%	369,201	361,282	7,919	2.2%
Real estate taxes	60,520	54,955	5,565	10.1%	61,617	56,165	5,452	9.7%
Rental home operating and maintenance	4,313	3,879	434	11.2%	4,335	3,883	452	11.6%
Membership sales and marketing (4)	17,836	16,030	1,806	11.3%	17,871	16,055	1,816	11.3%
Property operating expenses, excluding property management	443,750	429,325	14,425	3.4%	453,024	437,385	15,639	3.6%
Income from property operations, excluding property management (5)	581,405	547,610	33,795	6.2%	592,122	565,655	26,467	4.7%
Property management	59,311	58,711	600	1.0%	59,311	58,710	601	1.0%
Income from property operations (5)	$522,094	$488,899	$33,195	6.8%	$532,811	$506,945	$25,866	5.1%
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
(2)Membership upgrade sales revenue is net of deferrals of $14.2 million and $17.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(3)Includes bad debt expense for all periods presented.
(4)Membership sales and marketing expense is net of sales commission deferrals of $2.4 million and $2.7 million the nine months ended September 30, 2024 and September 30, 2023, respectively.
(5)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio income from property operations for the nine months ended September 30, 2024 increased $25.9 million, or 5.1%, from the same period in 2023, driven by an increase of $33.2 million, or 6.8%, from our Core Portfolio, offset by a decrease of $7.3 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income, RV and marina base rental income and utility and other income, partially offset by an increase in property operating and maintenance expenses and real estate taxes.
Property Operating Revenues
MH base rental income in our Core Portfolio for the nine months ended September 30, 2024 increased $31.1 million, or 6.2%, from the same period in 2023, which reflects 6.0% growth from rate increases and 0.2% from occupancy gains. The average monthly base rental income per Site increased to approximately $854 for the nine months ended September 30, 2024 from approximately $805 for the nine months ended September 30, 2023. The average occupancy for the Core Portfolio was 94.9% for both the nine months ended September 30, 2024 and September 30, 2023.

Management's Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$222,782	$208,377	$14,405	6.9%	$229,596	$216,163	$13,433	6.2%
Seasonal	43,159	45,132	(1,973)	(4.4)%	44,857	45,908	(1,051)	(2.3)%
Transient	61,168	63,935	(2,767)	(4.3)%	62,434	64,209	(1,775)	(2.8)%
RV and marina base rental income	$327,109	$317,444	$9,665	3.0%	$336,887	$326,280	$10,607	3.3%
RV and marina base rental income in our Core Portfolio for the nine months ended September 30, 2024 increased $9.7 million, or 3.0%, from the same period in 2023 primarily due to an increase in Annual RV and marina base rental income, partially offset by a decrease in Seasonal and Transient RV base rental income. The increase in Annual RV and marina base rental income was $14.4 million, or 6.9%. The decrease in Seasonal RV and marina base rental income was $2.0 million, or 4.4%. The decrease in Transient RV and marina base rental income was $2.8 million, or 4.3%.
Utility and other income in our Core Portfolio for the nine months ended September 30, 2024 increased $6.4 million, or 7.1%, from the same period in 2023. The increase was primarily due to an increase in utility income and pass-through income. The utility recovery rate (utility income divided by utility expenses) for 2024 and 2023 was approximately 47% and 45%, respectively. The increase in pass-through income was due to increases in real estate tax pass-throughs to customers in Florida.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the nine months ended September 30, 2024 increased $14.4 million, or 3.4%, from the same period in 2023, driven by increases in property operating and maintenance expenses of $6.6 million and real estate taxes of $5.6 million. Core property operating and maintenance expenses were higher during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in insurance of $3.8 million and higher utility expenses of $2.5 million. The increase in insurance was due to higher insurance premiums following our property and casualty insurance renewal in the second quarter of 2024. The real estate taxes were driven by higher real estate assessments in our Florida portfolio in 2023.
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenues from new home sales	$55,906	$69,036	$(13,130)	(19.0)%
Cost of new home sales	48,703	61,542	(12,839)	(20.9)%

Gross revenues from used home sales	2,961	3,229	(268)	(8.3)%
Cost of used home sales	2,329	2,987	(658)	(22.0)%

Gross revenue from brokered resales and ancillary services	39,590	43,576	(3,986)	(9.1)%
Cost of brokered resales and ancillary services	20,636	21,351	(715)	(3.3)%

Home selling and ancillary operating expenses	20,955	21,258	(303)	(1.4)%

Home sales volumes
New home sales	620	687	(67)	(9.8)%
Used home sales	173	252	(79)	(31.3)%
Brokered home resales	396	495	(99)	(20.0)%
Gross revenues from new home sales decreased $13.1 million and Cost of new home sales decreased $12.8 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower sales volume and lower average cost of home sales.

Management's Discussion and Analysis (continued)
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$26,170	$29,491	$(3,321)	(11.3)%
Rental home operating and maintenance expenses	4,313	3,879	434	11.2%
Depreciation on rental homes (2)	7,450	8,275	(825)	(10.0)%

Gross investment in new manufactured home rental units	$220,134	$249,568	$(29,434)	(11.8)%
Gross investment in used manufactured home rental units	$11,197	$12,606	$(1,409)	(11.2)%

Net investment in new manufactured home rental units	$180,787	$218,955	$(38,168)	(17.4)%
Net investment in used manufactured home rental units	$6,972	$8,906	$(1,934)	(21.7)%

Number of occupied rentals – new, end of period	1,795	2,086	(291)	(14.0)%
Number of occupied rentals – used, end of period	217	259	(42)	(16.2)%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $15.9 million and $18.4 million of Site rental income for the nine months ended September 30, 2024 and 2023, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $3.3 million or 11.3% lower during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in the number of occupied rentals.
Miscellaneous Other Income and Expenses
The following table summarizes other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(153,386)	$(152,934)	$(452)	(0.3)%
Interest income	7,018	6,623	395	6.0%
Income from other investments, net	6,860	6,897	(37)	(0.5)%
General and administrative	(30,248)	(38,163)	7,915	20.7%
Other expenses	(4,120)	(4,187)	67	1.6%
Early debt retirement	(30)	(68)	38	55.9%
Interest and related amortization	(106,077)	(99,144)	(6,933)	(7.0)%
Total other income and expenses, net	$(279,983)	$(280,976)	$993	0.4%

Total other income and expenses, net decreased $1.0 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower general and administrative expense primarily as a result of accelerated vesting of stock-based compensation expense in 2023 partially offset by higher interest and related amortization as a result of higher interest rates.
Casualty-related charges/(recoveries), net
During the nine months ended September 30, 2024 and September 30, 2023, we recognized expenses of approximately $3.5 million and $12.1 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian and Hurricane Helene. We recognized an offsetting insurance recovery revenue accrual for Hurricane Ian of $2.5 million and $12.1 million, respectively, related to the expected insurance recovery. During the nine months ended September 30, 2024 and September 30, 2023, we also recognized insurance recovery revenue in excess of expenses and business interruption proceeds for Hurricane Ian of approximately $21.5 million and zero, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.

Management's Discussion and Analysis (continued)
Loss on sale of real estate and impairment, net
Loss on sale of real estate and impairment, net was $1.8 million lower during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a higher write down of $3.6 million in 2023 related to flooding events at certain properties in California and Florida compared to Hurricane Helene in 2024 of $1.8 million.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $4.6 million higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a distribution from an unconsolidated joint venture which refinanced a secured loan and distributed proceeds of which $5.1 million exceeded our basis in the joint venture.

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
On February 28, 2024, we entered into a new at-the-market (“ATM”) equity offering program, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million. As of September 30, 2024, the full capacity of our ATM equity offering program remained available for issuance. In October 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 from our at-the-market (“ATM”) offering program. See Note 14. Subsequent Events for additional information.
As of September 30, 2024, we had available liquidity in the form of approximately 413.5 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended. We anticipate entering into a new at-the-market (“ATM”) equity offering program within the near future, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, with an aggregate offering price capacity of at least $500.0 million.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of September 30, 2024, our LOC had a borrowing capacity of $467.4 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the nine months ended September 30,
(amounts in thousands)	2024	2023
Net cash provided by operating activities	$491,404	$418,658
Net cash used in investing activities	(151,906)	(237,519)
Net cash used in financing activities	(329,037)	(143,806)
Net increase in cash and restricted cash	$10,461	$37,333
Operating Activities
Net cash provided by operating activities increased $72.7 million to $491.4 million for the nine months ended September 30, 2024 from $418.7 million for the nine months ended September 30, 2023. The increase in net cash provided by operating activities was primarily due to net increases in manufactured homes, net and accounts payable and other liabilities.

Management's Discussion and Analysis (continued)
The following table summarizes our purchase and sale activity of manufactured homes:

	For the nine months ended September 30,
(amounts in thousands)	2024	2023
Purchase of manufactured homes	$(36,003)	$(90,477)
Sale of manufactured homes	47,382	58,497
Manufactured homes, net	$11,379	$(31,980)
Investing Activities
Net cash used in investing activities decreased $85.6 million to $151.9 million for the nine months ended September 30, 2024 from $237.5 million for the nine months ended September 30, 2023. The decrease was due to a decrease in capital expenditures of $55.5 million, an increase of $13.6 million in Hurricane Ian proceeds in 2024 compared to the same period in 2023 and an increase in distributions of capital from unconsolidated joint ventures of $10.4 million.
Capital Improvements
The following table summarizes capital improvements:

	For the nine months ended September 30,
(amounts in thousands)	2024	2023
Asset preservation (1)	$33,086	$41,246
Improvements and renovations(2)	22,728	29,505
Property upgrades and development (3)	103,711	132,310
Site development (4)	9,838	22,596
Total property improvements	169,363	225,657
Corporate	6,266	5,515
Total capital improvements	$175,629	$231,172
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $12.3 million of restoration and improvement capital expenditures related to Hurricane Ian for the nine months ended September 30, 2024.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $185.2 million to $329.0 million for the nine months ended September 30, 2024 from $143.8 million for the nine months ended September 30, 2023. The increase was primarily due to a decrease in mortgage note financing proceeds of $463.8 million and an increase in distributions to common stockholders of $18.5 million, partially offset by a lower line of credit, net repayment of $199.5 million and lower principal payments and mortgage debt repayment of $100.8 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2024.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 30, 2024	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)