Form 10-K
period 2024-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2025-02-25
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $12,050.8 million as of June 30, 2024 based upon the closing price of $65.13 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 20, 2025, 191,142,869 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 29, 2025.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. (“ELS”, or the “Company”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our”. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. Mr. Samuel Zell served as Chairman of our Board of Directors from the Company’s initial public offering until his passing in May 2023. Mr. Zell is recognized as a founder of the modern real estate investment trust (“REIT”) industry. Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a REIT for U.S. federal income tax purposes.
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
We are one of the nation's largest real estate networks with a portfolio of 452 Properties (including joint venture Properties) consisting of 173,201 Sites located throughout 35 states in the U.S. and British Columbia in Canada as of December 31, 2024.

WA
OR
ID
MT
WY
ND
SD
NE
MN
IA
WI
MI
NY
VT
NH
ME
MA
CT
RI
PA
NJ
DE
MD
OH
IN
IL
MO
KS
CO
UT
NV
CA
AZ
NM
OK
TX
AR
LA
MS
AL
TN
KY
WV
VA
NC
SC
GA
FL
4
3
2
2
4
2
4
2
4
3
2
4
2
2
2
3
3
2
3
3
3
8
2
6
3
2
9
2
6
3
5
2
9
2
8
3
3
3
4
3
9
3
3
2
10
6
7
8
3
25
3
5
12
2
11
24
58
13
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
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We are the general partner of the Operating Partnership. We contributed the proceeds from our various equity offerings to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock that have been issued in such equity offerings.
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
•Incorporating sustainability considerations into our business and ensuring sustainability is embedded in our business operations;
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
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 384 Properties with over 143,000 Sites to 452 Properties with approximately 173,200 Sites as of December 31, 2024.
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
Acquisitions will be financed with the most efficient available sources of capital, which may include undistributed Funds from Operations (“FFO”), collateralized and uncollateralized borrowings, including our existing line of credit, issuance of additional equity securities, including under an at-the-market (“ATM”) equity offering program, and sales of investments. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an acquisition structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.
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
Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion (“Expansion Sites”) allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 123 of our Properties have potential Expansion Sites, offering approximately 6,300 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired 7 Properties and 6 land parcels that contain approximately 146 acres for future expansion.
Human Capital Management
We recognize that our success is driven by our employees. We invest in our employees and are committed to developing our employees’ skills and leadership abilities. As a result, we believe our employees are dedicated to building strong, innovative and long-term relationships with each other and with our residents and guests.
We have an annual average of approximately 3,800 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on delivering an exceptional customer experience for our residents and guests. Our property operations are managed internally by affiliates of the Operating Partnership and are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers.
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
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2024, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female. To enhance our external pool of talent, we partner with third parties and post openings to a wide variety of job boards. We also have an annual internship program designed to, among other things, create a pipeline of qualified candidates prepared for entry-level positions within the Company. We recognize the importance of experienced leadership and as of December 31, 2024, the average tenure for the executive team was 19 years. The average age of our employees is 51, with ages spanning multiple generations, similar to our residents and guests.
Our employees are fairly compensated, without regard to gender, race and ethnicity and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. All employees are supported with a strong training and development program and a well rounded benefits plan to help them maintain their health and financial well-being. Employees are offered flexibility to meet personal and family needs. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package that includes five mental health and well-being days, paid parental and paid family leave programs that exceed minimum regulatory requirements, back up child care services, pet insurance, paw-ternity leave and paid volunteer time off. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
Providing a safe and healthy work environment for our team members is a top priority and we empower them to take ownership in this effort. Each employee is assigned a safety-related training curriculum tailored to their job responsibilities. All employees are encouraged to report any conditions in their workplace that raise health or safety concerns without fear of retaliation, which can be done via our confidential hotline. We also have a confidential multi-lingual Alertline available for all employees to report Ethics and Compliance concerns.
ELS is a place where talent is recognized and internal growth is promoted. In addition to foundational safety and compliance training, team members participate in virtual and in-person learning experiences including formal new employee and manager development programs, a formal mentorship program, a “Knowledge Power Day” program providing office-based employees an opportunity to be fully immersed in the day-to-day operations at our communities, customer experience training focused on varying elements that support our values for property team members and programs to support the sense of belonging, awareness and connection at ELS. We conduct annual performance, career development and compensation reviews for all employees to reward our employees based on merit and their contributions.
We continually assess and strive to enhance employee satisfaction and engagement. We solicit employee feedback and measure engagement through a variety of employee surveys. We look forward to inviting employees to participate in additional pulse surveys annually with focus on engagement and the overall employee experience.
Sustainability Strategy
ELS’ commitment to sustainability embraces a holistic approach which aims to support our business model, minimize our environmental impact, maintain a safe and healthy workplace and uphold a high standard of business ethics and conduct. We understand the value of continuing to focus on sustainable practices and the highest standard of business ethics and practices, as they are critical to our overall success and building long-term stakeholder value. With approximately 10,200 forested acres and 5,600 acres of wetland in our portfolio, we are committed to maintaining biodiversity across our portfolio and operating assets that are connected to their local and natural environments. As a result, the consideration of environmental factors has always been part of our culture in the daily operation of our business.
With a dedicated sustainability team, we are committed to incorporating sustainability principles into our business operations in collaboration with department heads. Our Sustainability Taskforce (the "Taskforce") supports our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively “Sustainability matters”). Led by the sustainability team and overseen by our Executive Vice President and Chief Operating Officer, the Taskforce is comprised of a cross-functional team of employees from asset management, investor relations, compliance, communications, operations, marketing, risk management, financial reporting, legal, human resources, tax and IT that assists Company management and the Board in:
•Setting general strategy and objectives relating to Sustainability matters;
•Developing, implementing and monitoring initiatives and policies based on that strategy;
•Overseeing communications with employees, investors and stakeholders with respect to Sustainability matters; and
•Monitoring and assessing risks and opportunities relating to, and improving the Company's understanding of, Sustainability matters.
On a quarterly basis, the Taskforce reports on Sustainability matters to the Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee") of the Board of Directors. The Compensation Committee is responsible for the review of our sustainability strategy and initiatives. The Strategic Planning Committee of the Board of Directors further assists the Board in assessing sustainability strategies. Quarterly committee meetings with the Board include briefings from management regarding a wide variety of strategic initiatives, including Sustainability matters. As Sustainability is a key strategic area at ELS, Sustainability achievements are included as a metric of consideration in the executive discretionary bonuses, of which payment is at the discretion of the Compensation Committee. Additionally, the Audit Committee of the Board of Directors is responsible for the discussion and review of policies with respect to risk assessment and risk management, including, but not limited to, human capital, climate, cyber security and other sustainability risks.
At ELS, sustainability is at the core of Our Nature through Uniting People, Places & Purpose.
Our Places: Environmental Sustainability
Our Nature is reflected in Our Places that demonstrate our environmental commitment within and beyond our property boundaries. Our Journey at ELS encompasses a three-part strategy to manage our impact, while also focusing on how we can provide environmental benefit beyond our own operations. Underpinning Our Journey is a practice of continual innovation.

1.Reducing Operational Impact
a.Resource Conservation and Efficiency Programs: We aim to reduce emissions from our operations through our investments in resource conservation and efficiency.
b.Renewable Energy: We seek to utilize on-site renewable energy.
2.Enabling Customer Impact
a.Customer Impact: We enable customer conservation and efficiency by providing recycling and composting offerings; promoting water reduction through education and technology; and pursuing community-level certifications and procuring ENERGY STAR® certified homes to save our residents money and energy.
3.Enhancing Positive Impact
a.Protecting Biodiversity & Providing Outdoor Access: We are committed to preserving biodiversity within our portfolio and providing outdoor access to our guests and residents.
Our People: Social Responsibility
We are in the business of building community, and we understand the importance of extending those efforts beyond our individual property lines. Making a positive impact in the greater communities in which we operate not only helps us make a difference in the lives of others, but also enhances our knowledge of and connection to the people and places we serve.
1.Residents & Guests
a.We work to create a comfortable and welcoming environment for everyone – residents, guests and team members. With a culture of recognition and reputation for excellence, our team members are empowered to take ownership in their jobs and help our customers create lasting memories. Our dedicated on-site management teams are encouraged to be ambassadors of their communities and are committed to consistently delivering an exceptional experience for our residents and guests.
2.Giving Back
a.We believe in supporting the communities where we operate as well as the greater communities in which we live, work and play. To maximize our efforts at giving back, we leverage a multi-pronged approach to delivering on this commitment, which includes a focus on employee engagement, community giving, strategic sponsorship and nonprofit impact.
3.Team Members
a.We recognize that our success is driven by our employees. Our full-time, part-time and seasonal team members are dedicated to carrying out our operating philosophy and focused on delivering an exceptional customer experience for our residents and guests. Our People and Culture (Human Resources) team plays an active role in guiding our team members to success, from the moment they apply and throughout their journey with the Company. Our Talent Acquisition team identifies top talent, guides prospective employees to the right career opportunity and ensures an equitable hiring process. Once employed, our Learning and Development and Talent Management teams continue to support and develop our employees within a professional and community-oriented culture.
Our Purpose: Corporate Governance
It is of the utmost importance to the Company that we maintain the highest level of ethical standards in our processes, customs, and policies. Whether we are working with customers or vendors, we guide our actions with a clear set of established principles, and we hold ourselves accountable for ethical business practices. We expect all employees, officers, members of management, and directors to act with honesty, integrity, fairness, and respect.
Our Nature is to empower our teammates to take ownership in their jobs, to use good judgement and to do what is right for our customers and the Company. Good judgment based upon an understanding of the laws, regulations and principles of ethics is the best safeguard against improper or unethical conduct.
Information on our sustainability practices can be found in our 2023-24 Sustainability Report published in November 2024, which references the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD) frameworks. The Sustainability Report also includes information on our environmental performance and methodology for energy, greenhouse gas emissions and water metrics. These reports and other sustainability policies and collaborations are available at www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this annual report on Form 10-K.

Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancellable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases are in effect at approximately 7,201 Sites in 21 of our MH Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
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
Properties operated under the Thousand Trails brand are primarily utilized to serve subscription members. Available Sites within these Properties may also be utilized by non-members. A membership subscription grants the member access to these Properties on a continuous basis of up to 14 days in exchange for an annual payment. In addition, members are eligible to upgrade their subscriptions, which increase usage rights during the membership term. Certain membership upgrades require a non-refundable upfront payment, for which we offer financing options to eligible members. Most of the subscription contracts provide for an annual dues increase, usually based on increases in the CPI.
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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2025. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes approximately $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2025 and the property insurance program, which we plan to renew, expires on April 1, 2025. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
•Customer Base: We believe that our properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes and display pride of ownership in maintenance and upkeep of their homes, (ii) properties tend to foster a sense of community as a result of amenities, such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing), resulting in no interruption of rental payments to us and (iv) moving a factory-built home from one property to another involves substantial cost and effort.
•Lifestyle Choice: The RV industry is experiencing strong demand, outpacing available infrastructure and creating significant growth opportunities. While more than 8 million households currently own an RV, there are only 1 million privately-owned RV campsites across the U.S. according to the National Association of RV Parks and Campgrounds, underscoring a gap between supply and demand. This imbalance is set to grow, as 16.9 million households express interest in purchasing an RV within the next five years according to the Recreational Vehicle Industry Association's 2025 Go RVing RV Owner Demographic Profile. RV ownership spans diverse demographics, including various age groups, with a shift towards younger, diverse families, including a growing number of RV intenders being in the 35-54 age group (46%) and more families with children under 18 joining the lifestyle. Additionally, camping remains a key driver of demand, with 81.1 million Americans camping in 2024 (The Dyrt’s 2025 Camping Report).
According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2023 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 15% within the next 14 years.
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
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:
•Shipments: Manufacturers quote production volume in terms of shipments, which can represent one section of a home or an entire home. According to statistics compiled by the U.S. Census Bureau, 2024 and 2023 shipments of manufactured homes were closer to pre-pandemic levels. 2022 shipments of manufactured homes appeared to be the highest in over a decade, marking the first time that shipments exceeded over 100,000 for two consecutive years. According to the RVIA, wholesale shipments of RVs for 2024 ended with 333,733 shipments, a modest increase from 313,174 in 2023.

Manufactured Housing and Recreational Vehicle Annual Shipments 2003-2024

700,000
600,000
500,000
400,000
300,000
200,000
100,000
-
2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 2023 2024
RV's (1)
Manufactured Housing (MH) (2)

———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: We believe consumers view RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. While 2024 retail sales of RVs were 321,573, down approximately 6.7% from 2023, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2021 marked the highest sales year for the industry at 516,565. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
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
The Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, focuses on equitable access to affordable and sustainable housing. Since 2017, the FHFA has developed programs for the GSEs that address leadership in developing loan products and flexible underwriting guidelines in underserved markets to facilitate a secondary market for mortgages on manufactured homes titled as real property or personal property, blanket loans for certain categories of manufactured housing communities, preserving the affordability of housing for renters and homebuyers, and housing in rural markets. While the FHFA and the current programs may have a positive impact on the ability of our customers to obtain chattel loan financing, the impact on us as well as the industry cannot be determined at this time.
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
•changes in the global, national, regional and/or local economies;
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
•changes in weather patterns and the occurrence of natural disasters or catastrophic events, including acts of war and terrorist attacks;
•fluctuations in the exchange rate of the U.S. dollar to other currencies, primarily the Canadian dollar due to Canadian customers, who frequently visit our southern Properties;
•changes in U.S. social, economic and political conditions, laws and governmental regulations, including policies governing rent control, fair and equitable access to housing, property zoning, taxation, minimum wages, chattel financing, health care, foreign trade, tariffs, regulatory compliance, manufacturing, development and investment;
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
•adverse outcomes of litigation;
•public health crises, such as highly infectious or contagious diseases, which have had and could in the future have an adverse effect on our business; and
•the realization of any other risk factors included in this Annual Report on Form 10-K.
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

Significant Inflation Could Negatively Impact Our Business.

Substantial inflationary pressures can adversely affect us by increasing the costs of materials, labor and other costs needed to operate our business. Higher construction costs have and could continue to adversely impact our investments in real estate assets and our expected yields on development and value-add projects. In a highly inflationary environment, we may not be able to raise rental rates at or above the rate of inflation, which could reduce our profit margins. If we are unable to increase our rental prices to offset the effects of inflation, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, past interest rate increases enacted to combat inflation have caused market disruption and could continue to prevent us from acquiring or disposing of assets on favorable terms.

Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, for example, our line of credit, such increases will result in higher debt service costs, which will adversely affect our cash flows.

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
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas and states where a substantial number of our Properties are located. Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, threats of, and/or the implementation of tariffs, tighter credit, higher interest rates, and currency fluctuations, can adversely impact demand for our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient. We are also exposed to the risks of downturns in the local economy or other local real estate market conditions. As we have a large concentration of Properties in certain markets, most notably Florida, Northeast, California and Arizona, which comprised 45.3%, 11.3%, 10.7% and 10.6%, respectively, of our total property operating revenue for the year ended December 31, 2024, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions.
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
•we may experience a real estate tax re-assessment imposed by state or local governmental authorities that may result in higher real estate taxes than anticipated;
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
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays, resulting in increased costs and lower than expected revenues. The construction and building industry, similar to many other industries, has experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control. As a result, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease to potential customers and adversely affect our business, financial condition and results of operations. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
We Regularly Expend Capital to Maintain, Repair and Renovate Our Properties, Which Could Negatively Impact Our Financial Condition, Results of Operations and Cash Flows.
We have, and we may be required to, from time to time, make significant capital expenditures to maintain or enhance the competitiveness of our Properties, including infrastructure improvements. In addition, as most of our residents own their homes located in our Properties, the replacement, repairs and refurbishment of these homes may not be within our control. If our Properties are not as attractive to current and prospective customers as compared to the properties owned by our competitors, we could lose customers or suffer lower rental rates. There is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. In addition, the price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including supply chain disruptions. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. To the extent that the expenditures exceed our available cash, we may need to secure new or additional financing.
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. As of December 31, 2024, we had 10 Properties in our portfolio subject to ground lease agreements for land.

Our Ability to Sell or Rent Manufactured Homes Could Be Impaired, Resulting in Reduced Cash Flows.
Selling and renting homes is a part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:
•disruptions in the single-family housing market;
•downturns in economic conditions which adversely impact the housing market;
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
There is a Risk of Accidents, Injuries or Disease Outbreaks Occurring at Our Properties Which May Negatively Impact Our Operations.
While we maintain and promote safety at our Properties, there are inherent risks associated with certain features, assets and activities at our communities. An accident, injury or disease outbreak at any of our communities, particularly an accident, injury or disease outbreak involving the safety of our residents, guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident, injury or disease outbreak at any of our communities could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our communities and negatively impact our results of operations.
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
Our Business Operations are Dependent on the Effective Operation of Technology.
We rely on software and computer systems to process and store information required for our business operations. Any disruption to these systems or to third-party vendors that maintain these systems could adversely affect our business operations. While we maintain and require our vendors to maintain appropriate back-up copies of our information, transitioning to a new system or vendor can be time-consuming and disruptive. Additionally, it is important for us to explore and evolve with new developments in technology to stay competitive. For example, our customers rely on our technology platforms to make reservations; and therefore, these user interfaces must be understandable and easy to use. It may require investment of both time and expense to implement a new system or upgrade our existing technology, and we may not achieve the benefits that we anticipate from any new system, software or technology. Interruptions to any of the above could lead to lost revenues, interruptions in our business operations and damage to our business reputation. New technologies, including artificial intelligence, may also pose inherent risks such as potential for inaccuracy, bias, intellectual property infringement, or misappropriation, and may expand concerns regarding data privacy and cybersecurity, and could result in higher than anticipated costs or could adversely affect our results of operations. For more information on cybersecurity risks that could affect the Company, please see “We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.” below.
Public health crises, such as an Epidemic or a Pandemic, Could Materially and Adversely Impact or Disrupt Our Business Including Our Financial Condition, Results of Operations and Cash Flows.
Pandemics, epidemics, or other public health crises, and measures intended to prevent the spread of such events, have had and could in the future have significant repercussions across regional, national and global economies and financial markets. These events have caused and could in the future cause governmental and societal responses that are highly uncertain, and we cannot predict with confidence the impact a public health crisis would have on macroeconomic conditions, consumer behavior, cross-border travel, labor availability, credit and financing conditions, supply chain management, and local operations in impacted markets, all of which can materially and adversely affect our financial condition, results of operations and cash flows.
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
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2024, we owned or had an ownership interest in 452 Properties, including 136 Properties and 19 marinas located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas have caused and may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Changes in Weather Patterns May Adversely Impact Our Business.
Changes in weather patterns could increase the frequency and severity of natural disasters. Our markets could experience increases in storm intensity, frequency and magnitude of hurricanes, wildfires, rising sea levels, drought and changes to precipitation and temperatures. The physical effects of changes in weather patterns could have a material adverse effect on our properties, operations and business. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected. Our properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impact resulting from changes in weather patterns. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Changes in weather patterns and natural disasters may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
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
Stakeholder Evaluations of Sustainability Matters May Impact Our Ability to Attract Investors and Could Have a Negative Impact on Our Reputation.
Evaluations of Sustainability matters are important to investors and other stakeholders, and there is an increased focus on such matters by various regulatory authorities, including the SEC and the state of California. Sustainability assessments by certain organizations that provide corporate governance and other corporate risk advisory services to investors provide scores and ratings to evaluate companies based upon publicly available information. In addition, investors, particularly institutional investors, may use sustainability scores to benchmark companies against their peers. The methodologies by which Sustainability matters are assessed may vary among evaluators and regulatory authorities. The activities and expense required to comply with varying criteria, laws, regulations or standards and changes thereto may be significant. Some investors focus on disclosures of sustainability-related business practices and scores when choosing to allocate their capital and may consider a company's score in making an investment decision. Although we have undertaken and continue to pursue sustainability initiatives and disclosures, there can be no assurance that we will score highly on Sustainability matters across evaluators in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to score differently or worse than it has in the past and may result in investors deciding to refrain from investing in us and/or result in a negative perception of the Company, all of which could have an adverse impact on the price of our securities.
Risks Relating to Debt and the Financial Markets
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Results of Operations.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $3,229.7 million as of December 31, 2024, of which $77.0 million, or 2.38%, is related to our line of credit and $87.6 million of secured debt, or 2.71%, matures in 2025. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
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
Our Ability to Obtain Mortgage Financing or Refinance Maturing Mortgages May Adversely Affect Our Financial Condition.
Lenders' demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing for our wholly owned assets or those owned by our joint ventures on attractive terms or at all. Market factors including increases in the U.S. federal reserve funds rate may result in increases in market interest rates, which could increase the costs of refinancing existing indebtedness or obtaining new debt.

Additionally, disruptions in capital and credit markets, as well as changes in government regulation, may lead to changes at Fannie Mae and Freddie Mac, that could impact both the capacity and liquidity of lenders, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. This could have an adverse effect on our ability to refinance maturing debt, react to changing economic and business conditions or access capital necessary to fund business operations, including the acquisition or expansion of properties.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 19.5% as of December 31, 2024. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and could make us more vulnerable to a downturn in business or the economy generally.
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
Fluctuations in Market Interest Rates May Have an Effect on the Value of Our Common Stock.
One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rates with respect to such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more of our funds to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down. On the other hand, a decrease in interest rates could lead to increased competition in the real estate market, which in turn may lead to a decrease in yields for investment opportunities. If we are unable to offset the decrease in yields by obtaining lower interest rates on our borrowings, our financial condition, results of operations and cash flows could be adversely impacted.
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
In addition, legislation, changes in regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
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
We May be Subject to Adverse Legislative or Regulatory Tax Changes That Could Reduce the Market Price of Our Outstanding Common or Preferred Shares.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. In particular, the current administration has indicated that it intends to pass broad tax reform legislation in the near future, the details of which are not certain. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and therefore, may adversely affect our taxation or our Company's shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.
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

As a result of the classification error and related material weakness described in Part II, Item 9A. Controls and Procedures of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, and contractual or other claims arising from the restatement, material weakness, and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2025. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2025, and the property insurance program, which we plan to renew, expires on April 1, 2025. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.
We rely extensively on internally and externally hosted computer systems to process transactions, manage the privacy and security of data, including customer data, and operate our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems, as well as our other information technology systems and our networks are subject to system security risks, cybersecurity breaches, outages, disruptions, including disruptions that result in our and our customers' loss of access to our information systems, and other risks. Such risks could include viruses, malware, ransomware, denial-of-service attacks, and cybersecurity attacks, attempts to gain unauthorized access to our data and computer systems or steal confidential information, including credit card information from our customers, or they could include breaches due to error, phishing scams, malfeasance or other disruptions of employees, independent contractors or consultants, that could have a materially adverse impact on business strategy, results of operations, or financial condition. Third-party and supply chain attacks have increased in frequency and severity, and we cannot guarantee that the security of our service providers or any of their partners has not been compromised and our ability to require, monitor and enforce these third parties’ information security practices is limited. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur. Thus, even if we are not targeted directly, cybersecurity attacks on other entities and institutions, including our customers, vendors, or other third parties with whom we do business, may occur and such events could impact our systems and networks, and have a materially adverse impact on our business strategy, results of operations, or financial condition. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations or nation-state actors. New technologies, such as artificial intelligence, and the increased sophistication and activities of perpetrators of cybersecurity attacks may further increase the frequency and severity of security incidents. We employ a number of measures to prevent, detect and mitigate these threats, but these measures may not be sufficient to mitigate all related risks. While we continue to improve our cybersecurity and take measures to protect our business, it may not always be possible to anticipate, detect, or recognize threats to our systems, to implement effective preventive measures, nor to ensure that our financial results will not be negatively impacted by such an incident. The extent of a particular cybersecurity attack and the steps that we may need to take to investigate the attack also may not be immediately clear. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Information and data maintained in digital form are subject to the risks of unauthorized access, modification, exfiltration, destruction or denial of access. Cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve it is possible we may encounter issues being fully compliant with these legal standards. Any compromise of our security could result in a violation of applicable privacy, information security, and other laws, which continue to evolve and may be inconsistent from one jurisdiction to another, and such a violation of, or a failure to comply with, applicable laws could have a materially adverse impact on our business strategy, results of operations, or financial condition.
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

•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, software updates and patches, anti-malware functionality and access controls, all of which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity threats and risks.
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
•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested, evaluated and adjusted periodically.
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
The Company’s Vice President of Information Technology is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Vice President of Information Technology works in coordination with the other members of the Security Advisory Board, which includes our President and Chief Executive Officer, Executive Vice President

and Chief Financial Officer and Executive Vice President and Chief Legal Officer. The Company’s Vice President of Information Technology has over 26 years in Information Technology leadership including 16 years overseeing security and compliance operations. The Director of Information Security has over 15 years in various security roles in private and public sectors and has attained the professional certification of Certified Information Systems Security Professional (CISSP).
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
Property Portfolio
As of December 31, 2024, we owned or had an ownership interest in a portfolio of 452 Properties located predominantly in the United States containing 173,201 Sites. A total of 120 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues for the year ended December 31, 2024.
The following table sets forth certain information relating to our 437 wholly-owned Properties containing 169,431 Sites as of December 31, 2024, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Florida
East:
Aventura Marina	Aventura	FL	Marina	15	—	6	5	100.0%
Hi-Lift Marina	Aventura	FL	Marina	3	—	211	206	100.0%
Cheron Village	Davie	FL	MH	30	—	202	202	100.0%
Carriage Cove	Daytona Beach	FL	MH	59	—	418	418	84.0%
Daytona Beach Marina	Daytona Beach	FL	Marina	5	—	179	154	100.0%
Coquina Crossing	Elkton	FL	MH	316	26	596	596	98.5%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	98.9%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	88	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20	—	164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103	—	611	611	93.6%
Park City West	Fort Lauderdale	FL	MH	60	—	363	363	98.9%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32	—	245	245	97.1%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(e)	—	130	50	100.0%
Hollywood Marina	Hollywood	FL	Marina	9	—	190	167	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Jupiter Marina	Jupiter	FL	Marina	5	—	231	223	100.0%
Lake Worth Village	Lake Worth	FL	MH	117	—	823	823	96.6%
Lantana Marina	Lantana	FL	Marina	5	—	394	290	100.0%
Maralago Cay	Lantana	FL	MH	102	—	602	602	96.5%
South Lantana Marina	Lantana	FL	Marina	1	—	73	60	100.0%
Coral Cay Plantation	Margate	FL	MH	121	—	818	818	94.9%
Lakewood Village	Melbourne	FL	MH	68	—	349	349	88.3%
Miami Everglades	Miami	FL	RV	34	9	303	34	100.0%
South Miami Marina	Miami	FL	Marina	41	—	254	223	100.0%
Okeechobee RV Resort	Okeechobee	FL	RV	110	—	740	284	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43	—	301	301	90.0%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	141	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12	—	133	122	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55	—	378	378	97.1%
Breezy Hill	Pompano Beach	FL	RV	52	—	762	326	100.0%
Hidden Harbour Marina	Pompano Beach	FL	Marina	4	—	357	292	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15	—	148	15	100.0%
Inlet Harbor Marina	Ponce Inlet	FL	Marina	10	—	295	244	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64	—	435	435	84.6%
Pickwick Village	Port Orange	FL	MH	84	—	441	441	95.0%
Rose Bay	Port Orange	FL	RV	21	2	303	163	100.0%
Palm Lake	Riviera Beach	FL	MH	154	—	916	916	72.8%
Riviera Beach Marina	Riviera Beach	FL	Marina	6	—	326	273	100.0%
Indian Oaks	Rockledge	FL	MH	38	—	208	208	100.0%
Space Coast	Rockledge	FL	RV	24	—	270	191	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15	—	438	392	100.0%
Riverwatch Marina	Stuart	FL	Marina	8	—	306	237	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125	—	643	643	96.7%
Heritage Plantation	Vero Beach	FL	MH	64	—	437	437	94.5%
Heron Cay	Vero Beach	FL	MH	130	—	588	588	93.9%
Holiday Village, Florida (c)	Vero Beach	FL	MH	18	—	128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	33	3	323	139	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26	—	160	114	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64	—	285	285	93.3%
Village Green	Vero Beach	FL	MH	178	16	782	782	91.7%
Palm Beach Colony	West Palm Beach	FL	MH	48	—	284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	20	845	845	97.6%
Clover Leaf Forest	Brooksville	FL	RV	30	—	277	127	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288	—	1,255	536	100.0%
Lake Magic	Clermont	FL	RV	69	—	471	159	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Orange Lake	Clermont	FL	MH	38	—	242	242	97.9%
Orlando	Clermont	FL	RV	270	—	1,107	276	100.0%
Haselton Village	Eustis	FL	MH	52	—	291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120	—	950	356	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39	—	241	241	99.2%
Grand Island Resort	Grand Island	FL	MH	35	—	362	362	79.3%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	8	769	769	98.0%
Sherwood Forest RV	Kissimmee	FL	RV	107	6	513	154	100.0%
Tropical Palms	Kissimmee	FL	RV	59	—	592	169	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31	—	201	201	99.0%
Beacon Terrace	Lakeland	FL	MH	61	—	297	297	99.7%
Kings & Queens	Lakeland	FL	MH	18	—	107	107	98.1%
Lakeland Harbor	Lakeland	FL	MH	65	—	504	504	99.8%
Lakeland Junction	Lakeland	FL	MH	23	—	193	193	99.5%
Coachwood Colony	Leesburg	FL	MH	29	—	201	201	87.6%
Mid-Florida Lakes	Leesburg	FL	MH	290	—	1,225	1,225	91.4%
Southernaire	Mt. Dora	FL	MH	14	—	114	114	91.2%
Foxwood Farms	Ocala	FL	MH	56	—	365	365	84.7%
Oak Bend	Ocala	FL	MH	62	—	342	342	84.5%
Villas at Spanish Oaks	Ocala	FL	MH	69	—	454	454	86.8%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	98.9%
Hidden Valley	Orlando	FL	MH	50	—	303	303	99.3%
Starlight Ranch	Orlando	FL	MH	130	—	783	783	98.1%
Covington Estates	Saint Cloud	FL	MH	59	—	241	241	99.6%
Parkwood Communities	Wildwood	FL	MH	121	—	694	694	98.1%
Three Flags	Wildwood	FL	RV	23	—	221	55	100.0%
Winter Garden	Winter Garden	FL	RV	27	—	350	123	100.0%

West:
Riverside RV Resort	Arcadia	FL	RV	499	208	548	237	100.0%
Toby's RV Resort	Arcadia	FL	RV	44	—	379	323	100.0%
Sunshine Key	Big Pine Key	FL	RV	54	—	409	39	100.0%
Windmill Manor	Bradenton	FL	MH	49	—	292	292	98.3%
Winter Quarters Manatee	Bradenton	FL	RV	42	—	415	213	100.0%
Resort at Tranquility Lake	Cape Coral	FL	RV	188	—	502	8	100.0%
Cape Coral Development Land (c)	Cape Coral	FL	RV	1,000	468	—	—	—%
Palm Harbour Marina	Cape Haze	FL	Marina	18	—	260	111	100.0%
Glen Ellen	Clearwater	FL	MH	12	—	106	106	96.2%
Hillcrest FL	Clearwater	FL	MH	25	—	276	276	95.7%
Holiday Ranch	Clearwater	FL	MH	12	—	150	150	94.0%
Serendipity	Clearwater	FL	MH	55	—	425	425	99.1%
Shady Lane Oaks	Clearwater	FL	MH	31	—	249	249	97.2%
Shady Lane Village	Clearwater	FL	MH	19	—	156	156	96.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Silk Oak Lodge	Clearwater	FL	MH	19	—	180	180	96.7%
Cortez Village Marina	Cortez	FL	Marina	4	—	353	249	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	83	100.0%
Lake Haven	Dunedin	FL	MH	48	—	379	379	98.7%
Marker 1 Marina	Dunedin	FL	Marina	11	—	477	303	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,405	2,405	94.1%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)	—	93	93	98.9%
Ridgewood Estates	Ellenton	FL	MH	77	—	380	380	99.7%
Fort Myers Beach	Fort Myers	FL	RV	37	6	292	90	100.0%
Fish Tale Marina	Fort Myers Beach	FL	Marina	8	—	296	104	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25	—	246	44	100.0%
Holiday Travel Park	Holiday	FL	RV	45	—	613	504	100.0%
Barrington Hills	Hudson	FL	RV	28	—	392	286	100.0%
Down Yonder	Largo	FL	MH	50	—	361	361	100.0%
East Bay Oaks	Largo	FL	MH	40	—	328	328	99.7%
Eldorado Village	Largo	FL	MH	25	—	227	227	100.0%
Paradise Park - Largo	Largo	FL	MH	15	—	108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14	—	160	160	93.1%
Vacation Village	Largo	FL	RV	29	—	293	182	100.0%
Whispering Pines - Largo	Largo	FL	MH	55	—	393	393	96.7%
Fiesta Key	Long Key	FL	RV	28	—	373	22	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27	—	255	185	100.0%
Country Place	New Port Richey	FL	MH	82	—	515	515	100.0%
Hacienda Village	New Port Richey	FL	MH	66	—	505	505	99.2%
Harbor View Mobile Manor	New Port Richey	FL	MH	69	—	471	471	85.8%
Bay Lake Estates	Nokomis	FL	MH	34	—	228	228	88.2%
Lake Village	Nokomis	FL	MH	105	40	391	391	93.1%
Royal Coachman	Nokomis	FL	RV	111	2	546	493	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	—	1,183	1,183	72.7%
Island Vista Estates	North Fort Myers	FL	MH	121	—	616	616	87.7%
Lake Fairways	North Fort Myers	FL	MH	259	—	896	896	98.5%
Pine Lakes	North Fort Myers	FL	MH	397	61	602	602	99.8%
Pioneer Village	North Fort Myers	FL	RV	90	—	733	386	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16	—	241	152	100.0%
The Heritage	North Fort Myers	FL	MH	214	6	449	449	99.6%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69	—	491	491	85.3%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836	—	459	382	100.0%
Terra Ceia	Palmetto	FL	RV	50	—	391	162	100.0%
Arbors at Countrywood (d)	Plant City	FL	MH	(f)	—	—	—	—%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	97.4%
Meadows at Countrywood	Plant City	FL	MH	140	—	799	799	96.5%
Oaks at Countrywood	Plant City	FL	MH	44	—	168	168	99.4%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Harbor Lakes	Port Charlotte	FL	RV	80	—	528	371	100.0%
Emerald Lake	Punta Gorda	FL	MH	28	—	201	201	96.0%
Gulf View	Punta Gorda	FL	RV	78	—	206	83	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	98.0%
Kingswood	Riverview	FL	MH	52	—	229	229	100.0%
Winds of St. Armands North	Sarasota	FL	MH	74	—	471	471	99.6%
Winds of St. Armands South	Sarasota	FL	MH	90	5	360	360	98.1%
Topics RV Resort	Spring Hill	FL	RV	35	—	230	179	100.0%
Pine Island	St. James City	FL	RV	31	—	363	26	100.0%
Carefree Village	Tampa	FL	MH	58	—	398	398	98.2%
Tarpon Glen	Tarpon Springs	FL	MH	24	—	168	168	99.4%
Featherock	Valrico	FL	MH	84	—	521	521	99.2%
Bay Indies	Venice	FL	MH	210	—	1,309	1,309	95.6%
Ramblers Rest RV Resort	Venice	FL	RV	117	—	647	345	100.0%
Peace River	Wauchula	FL	RV	72	—	454	50	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147	—	518	518	85.3%
Forest Lake Estates MH	Zephyrhills	FL	MH	192	68	929	929	98.8%
Forest Lake Village RV	Zephyrhills	FL	RV	42	—	274	178	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14	—	133	133	87.2%
Other	Multiple	FL	MH	7	—	133	133	45.1%
Total Florida Market				13,312	1,158	64,821	52,595	94.7%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54	—	310	310	99.7%
Colony Park	Ceres	CA	MH	20	—	186	186	97.8%
Russian River	Cloverdale	CA	RV	41	—	135	1	100.0%
Snowflower (d)	Emigrant Gap	CA	RV	612	—	268	—	—%
Four Seasons	Fresno	CA	MH	40	—	242	242	96.7%
Yosemite Lakes (d)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (d) (e)	Lake Tahoe	CA	RV	86	—	413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%
Ponderosa Resort	Lotus	CA	RV	22	—	170	3	100.0%
Turtle Beach	Manteca	CA	RV	39	—	79	11	100.0%
Marina Dunes RV Resort (d)	Marina	CA	RV	6	—	96	—	—%
Coralwood (e)	Modesto	CA	MH	22	—	194	194	99.5%
Lake Minden	Nicolaus	CA	RV	165	82	323	6	100.0%
Oceanside RV Resort (d)	Oceanside	CA	RV	8	—	139	—	—%
Lake of the Springs	Oregon House	CA	RV	954	507	541	35	100.0%
Concord Cascade	Pacheco	CA	MH	31	—	283	283	100.0%
San Francisco RV (d)	Pacifica	CA	RV	12	—	122	—	—%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Quail Meadows	Riverbank	CA	MH	20	—	146	146	100.0%
California Hawaiian	San Jose	CA	MH	50	—	418	418	100.0%
Sunshadow	San Jose	CA	MH	30	—	121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30	—	271	271	100.0%
Laguna Lake	San Luis Obispo	CA	MH	100	—	300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30	—	198	198	100.0%
Santa Cruz Ranch (d)	Scotts Valley	CA	RV	7	—	106	—	—%
Royal Oaks	Visalia	CA	MH	20	—	149	149	98.0%
Pilot Knob RV Resort	Winterhaven	CA	RV	23	—	247	9	100.0%

Southern California:
Soledad Canyon	Acton	CA	RV	273	—	1,251	32	100.0%
Los Ranchos	Apple Valley	CA	MH	30	—	389	389	96.7%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.3%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)	—	140	27	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	21	100.0%
Rancho Mesa	El Cajon	CA	MH	20	—	158	158	100.0%
Rancho Valley	El Cajon	CA	MH	19	—	140	140	100.0%
Royal Holiday	Hemet	CA	MH	22	—	198	198	78.8%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191	—	287	33	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	51	100.0%
Wilderness Lakes	Menifee	CA	RV	73	1	529	41	100.0%
Morgan Hill (d)	Morgan Hill	CA	RV	69	6	339	—	—%
Pacific Dunes Ranch (d)	Oceana	CA	RV	48	—	215	—	—%
San Benito	Paicines	CA	RV	199	23	523	17	100.0%
Palm Springs	Palm Desert	CA	RV	35	—	401	14	100.0%
Las Palmas Estates	Rialto	CA	MH	18	—	136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19	—	166	166	98.2%
Rancho Oso (h)	Santa Barbara	CA	RV	310	40	187	—	—%
Meadowbrook	Santee	CA	MH	43	—	338	338	100.0%
Lamplighter Village	Spring Valley	CA	MH	32	—	270	270	100.0%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%
Total California Market				4,973	718	13,440	6,273	98.7%

Arizona:
Apache East	Apache Junction	AZ	MH	17	—	123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53	—	560	304	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	98.8%
Dolce Vita	Apache Junction	AZ	MH	132	20	606	606	75.4%
Golden Sun RV	Apache Junction	AZ	RV	33	—	329	208	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Meridian RV Resort	Apache Junction	AZ	RV	15	—	264	52	100.0%
Valley Vista	Benson	AZ	RV	6	—	145	5	100.0%
Casita Verde	Casa Grande	AZ	RV	14	—	192	98	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77	—	767	547	100.0%
Foothills West	Casa Grande	AZ	RV	16	—	188	130	100.0%
Sunshine Valley	Chandler	AZ	MH	55	—	381	381	100.0%
Verde Valley	Cottonwood	AZ	RV	273	178	414	118	100.0%
Casa del Sol East II	Glendale	AZ	MH	29	—	239	239	96.2%
Casa del Sol East III	Glendale	AZ	MH	28	—	236	236	98.3%
Palm Shadows	Glendale	AZ	MH	33	—	293	293	92.5%
Hacienda De Valencia	Mesa	AZ	MH	51	—	363	363	98.6%
Mesa Spirit	Mesa	AZ	RV	90	—	1,600	800	100.0%
Monte Vista Resort	Mesa	AZ	RV	142	—	1,345	966	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	96.6%
The Highlands at Brentwood	Mesa	AZ	MH	45	—	268	268	99.6%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332	—	2,414	1,996	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	95.4%
Casa del Sol West	Peoria	AZ	MH	31	—	245	245	98.8%
Carefree Manor	Phoenix	AZ	MH	16	—	130	130	97.7%
Central Park	Phoenix	AZ	MH	37	—	293	293	97.3%
Desert Skies	Phoenix	AZ	MH	24	—	166	166	98.8%
Sunrise Heights	Phoenix	AZ	MH	28	—	199	199	97.5%
Whispering Palms	Phoenix	AZ	MH	15	—	116	116	98.3%
Desert Vista (d)	Salome	AZ	RV	10	—	125	—	—%
Sedona Shadows	Sedona	AZ	MH	48	—	210	210	94.8%
Venture In	Show Low	AZ	RV	26	—	389	269	100.0%
Paradise	Sun City	AZ	RV	80	—	950	778	100.0%
The Meadows AZ	Tempe	AZ	MH	60	—	390	390	97.9%
Fairview Manor	Tucson	AZ	MH	28	—	231	231	97.0%
Voyager RV Resort	Tucson	AZ	RV	35	—	1,801	1,117	100.0%
The Crossing at Voyager (c)	Tucson	AZ	MH	64	18	154	154	0.6%
Westpark	Wickenburg	AZ	MH	48	—	269	269	86.6%
Araby Acres	Yuma	AZ	RV	25	3	337	252	100.0%
Cactus Gardens	Yuma	AZ	RV	43	—	430	224	100.0%
Capri	Yuma	AZ	RV	20	—	303	146	100.0%
Desert Paradise	Yuma	AZ	RV	26	—	260	83	100.0%
Foothill Village	Yuma	AZ	RV	18	—	180	20	100.0%
Mesa Verde RV	Yuma	AZ	RV	28	—	345	256	100.0%
Suni Sands	Yuma	AZ	RV	34	—	336	134	100.0%
Total Arizona Market				2,307	231	19,393	14,222	96.8%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Colorado:
Hillcrest Village CO	Aurora	CO	MH	72	—	602	602	98.7%
Cimarron Village	Broomfield	CO	MH	50	—	327	327	100.0%
Holiday Village CO	Colorado Springs	CO	MH	38	—	240	240	97.5%
Bear Creek Village	Denver	CO	MH	12	—	121	121	98.3%
Holiday Hills Village	Denver	CO	MH	99	—	736	736	98.4%
Golden Terrace	Golden	CO	MH	32	—	263	263	99.6%
Golden Terrace South	Golden	CO	MH	15	—	80	80	100.0%
Golden Terrace South RV (d)	Golden	CO	RV	(f)	—	80	—	—%
Golden Terrace West	Golden	CO	MH	39	—	311	311	99.0%
Blue Mesa Recreational Ranch (d)	Gunnison	CO	RV	—	—	385	—	—%
Pueblo Grande	Pueblo	CO	MH	33	—	250	250	96.0%
Woodland Hills	Thornton	CO	MH	55	—	434	434	100.0%
Total Colorado Market				445	—	3,829	3,364	98.8%

Northeast:
Stonegate Manor	North Windham	CT	MH	114	—	372	372	91.4%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.6%
McNicol Place	Lewes	DE	MH	25	—	93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	100.0%
Mariner's Cove	Millsboro	DE	MH	101	—	375	375	100.0%
Sweetbriar	Millsboro	DE	MH	38	—	146	146	98.6%
Aspen Meadows	Rehoboth Beach	DE	MH	46	—	200	200	100.0%
Camelot Meadows	Rehoboth Beach	DE	MH	61	—	301	301	100.0%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	73	100.0%
Hillcrest MA	Rockland	MA	MH	19	—	79	79	91.1%
The Glen	Rockland	MA	MH	24	—	36	36	97.2%
Old Chatham	South Dennis	MA	RV	47	—	312	279	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	87	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	99.1%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121	—	803	803	100.0%
Mt. Desert Narrows (d)	Bar Harbor	ME	RV	90	12	206	—	—%
Patten Pond	Ellsworth	ME	RV	81	60	137	34	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58	—	550	423	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	34	100.0%
Moody Beach	Wells	ME	RV	48	—	274	109	100.0%
Sandy Beach	Contoocook	NH	RV	40	—	190	105	100.0%
Pine Acres	Raymond	NH	RV	100	—	421	216	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	199	100.0%
King Nummy	Cape May Court House	NJ	RV	83	—	313	271	100.0%
Acorn Campground	Green Creek	NJ	RV	160	43	323	246	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Whippoorwill RV	Marmora	NJ	RV	39	—	288	233	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18	—	168	105	100.0%
Echo Farms	Ocean View	NJ	RV	31	—	245	223	100.0%
Lake and Shore	Ocean View	NJ	RV	162	—	401	283	100.0%
Pine Haven	Ocean View	NJ	RV	97	—	629	534	100.0%
Red Oak Shores	Ocean View	NJ	RV	155		223	192	100.0%
Chestnut Lake	Port Republic	NJ	RV	32	—	185	45	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	327	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188	—	1,035	1,035	92.5%
Rondout Valley	Accord	NY	RV	184	94	398	85	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	369	100.0%
Lake George Escape	Lake George	NY	RV	178	—	576	117	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,237	1,237	97.1%
Greenwood Village	Manorville	NY	MH	79	—	512	512	99.4%
Brennan Beach	Pulaski	NY	RV	201	—	1,377	1,211	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151	—	151	92	100.0%
Greenbriar Village	Bath	PA	MH	63	—	319	319	96.6%
Sun Valley	Bowmansville	PA	RV	86	3	265	216	100.0%
Green Acres	Breinigsville	PA	MH	149	—	595	595	93.9%
Gettysburg Farm	Dover	PA	RV	124	62	265	81	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93	—	323	97	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65	—	327	135	100.0%
Drummer Boy	Gettysburg	PA	RV	89	—	465	254	100.0%
Round Top	Gettysburg	PA	RV	52	—	391	189	100.0%
Circle M	Lancaster	PA	RV	103	7	426	109	100.0%
Hershey	Lebanon	PA	RV	196	20	297	66	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	142	100.0%
PA Dutch County	Manheim	PA	RV	102	55	269	83	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	156	100.0%
Lil Wolf	Orefield	PA	MH	56	—	269	269	94.1%
Scotrun	Scotrun	PA	RV	63	6	178	117	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	217	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	90.4%
Timber Creek	Westerly	RI	RV	108	—	364	351	100.0%
Total Northeast Market				5,713	808	21,907	16,117	98.5%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	79	100.0%
Dale Hollow State Park Marina	Burkesville	KY	Marina	33	—	198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	28	100.0%
Forest Lake	Advance	NC	RV	306	20	394	218	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Scenic	Asheville	NC	MH	28	—	212	212	96.2%
Boathouse Marina	Beaufort	NC	Marina	9	—	547	365	100.0%
Waterway RV	Cedar Point	NC	RV	27	—	336	332	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	372	100.0%
Holiday Trav-L-Park Resort	Emerald Isle	NC	RV	23	—	299	162	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	—	350	211	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	167	100.0%
Lake Gaston	Littleton	NC	RV	69	—	235	201	100.0%
Lake Myers RV	Mocksville	NC	RV	74	—	425	256	100.0%
Bogue Pines	Newport	NC	MH	50	—	150	150	99.3%
Goose Creek	Newport	NC	RV	92	—	735	697	100.0%
Whispering Pines - NC	Newport	NC	RV	34	—	278	178	100.0%
Harbor Point	Sneads Ferry	NC	RV	46	—	203	139	100.0%
White Oak Shores	Stella	NC	RV	220	20	710	473	100.0%
White Oak Shores	Stella	NC	Marina	—	—	56	40	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	72	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35	—	172	172	99.4%
Carolina Shores RV (g)	Myrtle Beach	SC	RV	80	—	813	—	—%
Rivers Edge Marina	North Charleston	SC	Marina	4	—	503	421	100.0%
The Oaks	Yemassee	SC	RV	10	—	93	23	100.0%
Natchez Trace	Hohenwald	TN	RV	672	339	537	190	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	7	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82	—	499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69	—	146	41	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	50	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	123	100.0%
Bayport Development (c)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863	—	233	15	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	584	100.0%
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	897	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	89	100.0%
Regency Lakes	Winchester	VA	MH	165	—	523	523	98.7%
Total Southeast Market				6,828	1,568	13,328	8,184	99.8%

Midwest:
O'Connell's Yogi Bear RV Resort	Amboy	IL	RV	286	77	812	442	100.0%
Pheasant Lake Estates	Beecher	IL	MH	238	190	613	613	90.9%
Pine Country	Belvidere	IL	RV	131	10	185	127	100.0%
Willow Lake Estates	Elgin	IL	MH	111	—	616	616	92.2%
Golf Vista Estates	Monee	IL	MH	144	—	497	497	83.1%
Indian Lakes	Batesville	IN	RV	545	82	1,212	680	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Horseshoe Lakes	Clinton	IN	RV	289	66	123	71	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	292	100.0%
Lakeside RV	New Carlisle	IN	RV	13	—	89	89	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	45	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	122	100.0%
Cedar Knolls	Apple Valley	MN	MH	93	—	457	457	94.7%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	86.5%
Rockford Riverview Estates	Rockford	MN	MH	88	—	428	428	97.7%
Rosemount Woods	Rosemount	MN	MH	50	—	221	221	80.1%
Buena Vista	Fargo	ND	MH	76	—	399	399	62.7%
Meadow Park	Fargo	ND	MH	17	—	116	116	53.4%
Kenisee Lake	Jefferson	OH	RV	143	50	119	84	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	120	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	87.1%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	128	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	29	219	126	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	319	100.0%
Lakeland	Milton	WI	RV	107	5	682	420	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95	—	344	344	90.1%
Plymouth Rock	Plymouth	WI	RV	133	40	610	426	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125	—	270	181	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117	—	303	136	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48	—	284	164	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	190	100.0%
Bay Point Marina	Marblehead	OH	RV	48	9	184	184	100.0%
Bay Point Marina	Marblehead	OH	Marina	179	—	660	554	100.0%
Total Midwest Market				4,514	854	12,477	9,398	93.5%

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12	—	91	91	100.0%
Maple Grove	Boise	ID	MH	38	—	271	271	98.9%
Shenandoah Estates	Boise	ID	MH	24	—	153	153	99.3%
West Meadow Estates	Boise	ID	MH	29	—	178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72	—	354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43	—	353	353	61.5%
Boulder Cascade	Las Vegas	NV	MH	39	—	299	299	93.6%
Cabana	Las Vegas	NV	MH	37	—	263	263	99.2%
Flamingo West	Las Vegas	NV	MH	37	—	258	258	100.0%
Las Vegas	Las Vegas	NV	RV	11	—	217	4	100.0%
Villa Borega	Las Vegas	NV	MH	40	—	293	293	82.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Westwood Village	Farr West	UT	MH	46	—	314	314	100.0%
St George (d)	Hurricane	UT	RV	26	—	149	—	—%
All Seasons	Salt Lake City	UT	MH	19	—	121	121	100.0%
Total Nevada, Utah and Idaho Market				473	—	3,314	2,952	92.9%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15	—	178	37	100.0%
Bend	Bend	OR	RV	289	116	351	27	100.0%
Shadowbrook	Clackamas	OR	MH	21	—	156	156	93.6%
Pacific City	Cloverdale	OR	RV	105	50	307	36	100.0%
Falcon Wood Village	Eugene	OR	MH	23	—	183	183	98.9%
Portland Fairview	Fairview	OR	RV	30	—	407	228	100.0%
Quail Hollow (e)	Fairview	OR	MH	21	—	137	137	100.0%
South Jetty	Florence	OR	RV	57	5	204	8	100.0%
Seaside	Seaside	OR	RV	80	7	251	45	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	26	100.0%
Mt. Hood Village	Welches	OR	RV	115	—	626	190	100.0%
Hope Valley RV	Turner	OR	RV	69	23	164	157	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	10	100.0%
Mount Vernon	Bow	WA	RV	311	—	251	25	100.0%
Chehalis	Chehalis	WA	RV	309	—	360	16	100.0%
Grandy Creek (d)	Concrete	WA	RV	63	—	179	—	—%
Tall Chief (d)	Fall City	WA	RV	71	—	180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50	—	258	258	100.0%
La Conner (e)	La Conner	WA	RV	106	—	319	41	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	8	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	13	100.0%
Little Diamond	Newport	WA	RV	360	30	520	1	100.0%
Oceana	Ocean City	WA	RV	16	7	84	8	100.0%
Crescent Bar	Quincy	WA	RV	14	—	115	6	100.0%
Long Beach	Seaview	WA	RV	17	10	144	15	100.0%
Paradise RV	Silver Creek	WA	RV	60	—	265	3	100.0%
Total Northwest Market				2,572	296	6,457	1,634	99.3%

Texas:
Alamo Palms	Alamo	TX	RV	58	—	643	295	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	53	100.0%
Colorado River	Columbus	TX	RV	218	22	232	22	100.0%
Victoria Palms	Donna	TX	RV	117	—	1,122	474	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	87	430	70	100.0%
Lakewood	Harlingen	TX	RV	30	—	301	96	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/24	Total Number of Annual Sites as of 12/31/24	Annual Site Occupancy as of 12/31/24
Paradise Park	Harlingen	TX	RV	60	—	563	259	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84	—	1,027	359	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	209	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	19	100.0%
Paradise South	Mercedes	TX	RV	49	—	493	172	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	48	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	594	100.0%
Country Sunshine	Weslaco	TX	RV	37	—	390	155	100.0%
Leisure World	Weslaco	TX	RV	38	—	333	180	100.0%
Southern Comfort	Weslaco	TX	RV	40	—	403	311	100.0%
Trails End RV	Weslaco	TX	RV	43	—	362	232	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	18	100.0%
Lake Conroe	Willis	TX	RV	129	—	705	330	100.0%
Lake Conroe RV Resort	Montgomery	TX	RV	130	—	261	31	100.0%
Total Texas Market				2,859	668	10,465	3,927	100.0%
Grand Total All Markets				43,996	6,301	169,431	118,666	96.3%
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
(d)Property did not have annual Sites for 2024.
(e)Land has been leased to us under a non-cancelable operating lease, including one Loggerhead Marina Property (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).
(f)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.
(g)RV community operated by a tenant pursuant to an existing ground lease.
(h)Property is closed temporarily due to storm and flooding events in 2023.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 15. Commitments and Contingencies in this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2024, there were 277 holders of record for 191,056,527 outstanding shares of our common stock. Additionally, there were 9,103,904 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2024-3/31/2024	28,601	$66.72	None	None
4/1/2024-6/30/2024	—	$—	None	None
7/1/2024-9/30/2024	—	$—	None	None
10/1/2024-12/31/2024	—	$—	None	None
1/1/2024-12/31/2024	28,601	$66.72	None	None
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
2024 Accomplishments
We continued our strong performance in 2024, as marked by these key operational and financial accomplishments:
•Net income per share of common stock (“Common Share”) on a fully diluted basis was $1.96 for the year ended December 31, 2024, 16.0% higher than the year ended December 31, 2023.
•FFO per Common Share on a fully diluted basis was $3.03 for the year ended December 31, 2024, 9.5% higher than the year ended December 31, 2023.
•Normalized FFO per Common Share on a fully diluted basis was $2.91 for the year ended December 31, 2024, 5.9% higher than the year ended December 31, 2023.
•Core portfolio generated growth of 6.5% in income from property operations, excluding property management, for the year ended December 31, 2024, compared to the year ended December 31, 2023.
•Core MH base rental income increased by 6.1% during the year ended December 31, 2024, compared to the year ended December 31, 2023.
•Manufactured homeowners within our Core portfolio increased by 379 to 67,002 as of December 31, 2024, compared to 66,623 as of December 31, 2023.
•Core RV and marina base rental income for the year ended December 31, 2024 increased by 3.0%, compared to the year ended December 31, 2023.
•Core Annual RV and marina base rental income for the year ended December 31, 2024 increased by 6.5%, compared to the year ended December 31, 2023.
•New home sales of 756 for the year ended December 31, 2024.
•Added 736 expansion sites during the year ended December 31, 2024.
•Increased the annual dividend for 2024 to $1.91 per share of Common Stock, an increase of 6.7%, or $0.12, compared to the 2023 annual dividend of $1.79. Over the past 10 years, we have increased our dividend by an average of 11.4% per year.
•During the year ended December 31, 2024, we closed on a modification of our $500.0 million unsecured line of credit to extend the maturity date to July 18, 2028. All other material terms, including interest rate terms, remained the same. Additionally, we repaid our $300.0 million senior unsecured term loan and terminated the related interest rate swaps.
•During the year ended December 31, 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 per Common Share from our prior at-the-market (“ATM”) offering program that was entered into in February 2024.
•In November 2024, we entered into our current ATM equity offering program with an aggregate offering price of up to $700.0 million.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of December 31, 2024, we owned or had an ownership interest in a portfolio of 452 Properties located throughout the United States and Canada containing 173,201 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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

Management's Discussion and Analysis (continued)
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 Americans turn 65 years old every day and all baby boomers will be at least age 65 by 2030. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that over the next decade, we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation Z demographic will contribute to our future long-term customer pipeline. After conducting a comprehensive study of RV ownership, according to the Recreational Vehicle Industry Association (“RVIA”), data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or Millennials and Gen Z, over the coming years. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
December 31, 2024
MH Sites	73,200
RV Sites:
Annual	34,200
Seasonal	11,800
Transient	17,300
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,800
Total	173,200
_____________________
(1)Primarily utilized to service the approximately 113,600 members. Includes approximately 5,900 Sites rented on an annual basis.
(2)Includes approximately 2,000 annual Sites and 1,800 transient Sites.

Membership Sites are primarily utilized to service approximately 113,600 annual subscription members, including 21,500 free trial members added through our RV dealer program. The majority of the remaining 92,100 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2024, a TTC membership for a single geographic region required an annual payment of $725. In addition, members are eligible to upgrade their subscriptions. A membership upgrade may offer (1) increased length of consecutive stay; (2) the ability to make earlier advance reservations; (3) discounts on rental

Management's Discussion and Analysis (continued)
accommodations and (4) access to additional properties, including non-membership recreational vehicle ("RV") properties. Certain membership upgrades require a non-refundable upfront payment, for which we offer financing options to eligible customers. As a customer acquisition tool, we have relationships with a network of RV dealers to provide each new RV owner with a free one-year trial subscription to a TTC membership.
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
The Federal Housing Finance Agency (the “FHFA”), overseer of Fannie Mae, Freddie Mac (the “GSEs”) and the Federal Home Loan Banks, focuses on equitable access to affordable and sustainable housing. Since 2017, the FHFA has developed programs for the GSEs that address leadership in developing loan products and flexible underwriting guidelines in underserved markets to facilitate a secondary market for mortgages on manufactured homes titled as real property or personal property, blanket loans for certain categories of manufactured housing communities, preserving the affordability of housing for renters and homebuyers, and housing in rural markets. While the FHFA and the current programs may have a positive impact on our customers, the impact on us as well as the industry cannot be determined at this time.
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
Results Overview

(amounts in thousands)	Years Ended December 31,
	2024	2023	$ Change	% Change (1)
Net Income per fully diluted Common Share	$1.96	$1.69	$0.27	16.0%
FFO per fully diluted Common Share and OP Unit	$3.03	$2.77	$0.26	9.5%
Normalized FFO per fully diluted Common Share and OP Unit	$2.91	$2.75	$0.16	5.9%
_____________________
(1)Calculations prepared using actual results without rounding.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2024 and 2023 includes all Properties acquired prior to December 31, 2022 that we have owned and operated continuously since January 1, 2023. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
For the year ended December 31, 2024, property operating revenues in our Core Portfolio, increased 4.8% and property operating expenses in our Core Portfolio, excluding property management, increased 2.6%, from the year ended December 31, 2023, resulting in increased income from property operations, excluding property management, of 6.5%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core

Management's Discussion and Analysis (continued)
Portfolio was comprised of approximately 92% homeowners and 3% renters, and our average aggregate occupancy in our MH communities was approximately 95% for both the years ended December 31, 2024 and December 31, 2023. For the year ended December 31, 2024, our Core Portfolio occupancy increased by 38 sites with an increase in homeowner occupancy of 379 sites and a decrease in rental occupancy of 341. In addition to maintaining occupancy, we have experienced rental rate increases during the year ended December 31, 2024, which contributed to a growth of 6.1% in Core MH base rental income compared to the same period in 2023.
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2024, was 3.0% higher than the same period in 2023 and was driven by an increase in annual revenues. Core RV and marina base rental income from annuals represents 70.3% of total Core RV and marina base rental income and increased 6.5% for the year ended December 31, 2024 compared to the same period in 2023. Core seasonal RV and marina base rental income decreased 4.7% for the year ended December 31, 2024 compared to the same period in 2023. Core transient RV and marina base rental income decreased 4.3% for the year ended December 31, 2024 compared to the same period in 2023.
We continue to experience a stable membership base within our Thousand Trails portfolio. For the year ended December 31, 2024, annual membership subscriptions revenue increased 0.8% over the same period in 2023. During the year ended December 31, 2024, we sold 19,539 TTC memberships and activated 23,552 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2024	2023	2022	2021	2020
TTC Origination	43,091	45,990	51,415	50,523	44,129
TTC Sales	19,539	20,758	23,237	23,923	20,587
RV Dealer TTC Activations	23,552	25,232	28,178	26,600	23,542
Demand for our homes and communities is strong, as evidenced by factors including our high occupancy levels. Additionally, we closed 756 new home sales during the year ended December 31, 2024 compared to 905 new home sales during the year ended December 31, 2023. Our strategy of converting existing residents to home buyers continues to be successful, with approximately 25% of our home sales during the year ended December 31, 2023 coming from individuals who already reside in our communities as an existing renters or homeowners.
Our gross investment in real estate increased $209.4 million to $7,915.7 million as of December 31, 2024, from $7,706.3 million as of December 31, 2023, primarily due to capital improvements during the year ended December 31, 2024.
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2023 through December 31, 2024 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2023 (1)				171,200
Acquisition Properties:
Red Oak Shores Campground	Ocean View, New Jersey	RV	March 28, 2023	223

Expansion Site Development:
Sites added (reconfigured) in 2023				994
Sites added (reconfigured) in 2024				736

Total Sites as of December 31, 2024 (1)				173,200
_____________________
(1)    Sites are approximate

Management's Discussion and Analysis (continued)
Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding sixteen Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue
Florida	64,821	151	38.3%	45.3%
Northeast	21,907	59	12.9%	11.3%
Arizona	19,393	44	11.4%	10.6%
California	13,440	47	7.9%	10.7%
Southeast	13,328	34	7.9%	5.5%
Midwest	12,477	31	7.4%	5.3%
Texas	10,465	20	6.2%	2.6%
Northwest	6,457	26	3.8%	3.0%
Colorado	3,829	11	2.3%	3.4%
Other	3,314	14	2.0%	2.3%
Total	169,431	437	100.0%	100.0%

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
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding property management and Core Portfolio income from property operations, excluding property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade sales, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding property management, represents income from property operations excluding property management expenses. Property management represents the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our properties, excluding items that are not directly related to the operation of the properties. For

Management's Discussion and Analysis (continued)
comparative purposes, we present bad debt expense within Insurance and other in the current and prior periods. We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our properties.
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
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2024, 2023 and 2022:

Management's Discussion and Analysis (continued)

	Total Portfolio
(amounts in thousands)	2024	2023	2022
Computation of Income from Property Operations:
Net income available for Common Stockholders	$366,998	$314,191	$284,611
Redeemable preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	17,804	15,470	14,198
Consolidated net income	384,818	329,677	298,825
Equity in income of unconsolidated joint ventures	(6,248)	(2,713)	(3,363)
Income tax benefit	(354)	(10,488)	—
(Gain)/Loss on sale of real estate and impairment, net	2,466	3,581	—
Gross revenues from home sales, brokered resales and ancillary services	(117,732)	(145,219)	(180,179)
Interest income	(9,238)	(9,037)	(7,430)
Income from other investments, net	(8,274)	(8,703)	(8,553)
Property management	78,114	76,170	74,083
Depreciation and amortization	203,879	203,738	202,362
Cost of home sales, brokered resales and ancillary services	84,771	107,668	139,012
Home selling expenses and ancillary operating expenses	27,644	27,453	27,321
General and administrative	38,483	47,280	44,857
Casualty-related charges/(recoveries), net	(20,950)	—	—
Other expenses	5,533	5,768	8,646
Other items	(6,800)	—	—
Early debt retirement	5,833	68	1,156
Interest and related amortization	137,710	132,342	116,562
Income from property operations, excluding property management	$799,655	$757,585	$713,299
Property management	$(78,114)	$(76,170)	$(74,083)
Income from property operations	$721,541	$681,415	$639,216
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2024, 2023 and 2022:

(amounts in thousands)	2024	2023	2022
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$366,998	$314,191	$284,611
Income allocated to non-controlling interests – Common OP Units	17,804	15,470	14,198
Depreciation and amortization	203,879	203,738	202,362
Depreciation on unconsolidated joint ventures	4,826	4,599	3,886
(Gain)/Loss on unconsolidated joint ventures	—	(416)	—
(Gain)/Loss on sale of real estate and impairment, net	2,466	3,581	—
FFO available for Common Stock and OP Unit holders	595,973	541,163	505,057
Deferred income tax benefit (1)	(354)	(10,488)	—
Accelerated vesting of stock-based compensation expense (2)	—	6,320	—
Early debt retirement	5,833	68	1,156
Transaction/pursuit costs and other (3)	383	458	3,807
Insurance proceeds due to catastrophic weather events, net	(22,101)	—	—
Other items (4)	(6,800)	—	—
Lease termination expenses (5)	—	—	3,119
Normalized FFO available for Common Stock and OP Unit holders	$572,934	$537,521	$513,139
Weighted average Common Shares outstanding—Fully Diluted	196,636	195,429	195,255
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
(4)Represents an increase in Other income of $6.8 million related to aged prepaid balances that were determined to no longer be liabilities. See Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies
(5)Represents non-operating expenses associated with the Westwinds ground leases that terminated on August 31, 2022 and is included in General and Administrative expenses in the Consolidated Statement of Income.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio consists of our Properties owned and operated during all of 2023 and 2024. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2023 and 2024, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
MH base rental income (1)	$709,440	$668,505	$40,935	6.1%	$710,130	$669,127	$41,003	6.1%
Rental home income (1)	13,669	14,581	(912)	(6.3)%	13,718	14,626	(908)	(6.2)%
RV and marina base rental income (1)	425,760	413,459	12,301	3.0%	438,448	425,664	12,784	3.0%
Annual membership subscriptions	65,549	65,330	219	0.3%	65,883	65,379	504	0.8%
Membership upgrades sales (2)	16,365	14,680	1,685	11.5%	16,433	14,719	1,714	11.6%
Utility and other income	129,889	121,193	8,696	7.2%	144,801	141,178	3,623	2.6%
Property operating revenues	1,360,672	1,297,748	62,924	4.8%	1,389,413	1,330,693	58,720	4.4%

Utilities expense	156,734	152,841	3,893	2.5%	159,058	155,160	3,898	2.5%
Payroll	117,465	118,150	(685)	(0.6)%	120,204	120,310	(106)	(0.1)%
Repairs & maintenance	91,739	92,405	(666)	(0.7)%	93,997	94,424	(427)	(0.5)%
Insurance and other (1)(3)	103,150	96,096	7,054	7.3%	106,801	98,847	7,954	8.0%
Real estate taxes	80,354	76,477	3,877	5.1%	81,966	77,993	3,973	5.1%
Rental home operating and maintenance	5,647	5,390	257	4.8%	5,669	5,400	269	5.0%
Membership sales and marketing (4)	21,995	20,950	1,045	5.0%	22,063	20,974	1,089	5.2%
Property operating expenses, excluding property management	577,084	562,309	14,775	2.6%	589,758	573,108	16,650	2.9%
Income from property operations, excluding property management (5)	783,588	735,439	48,149	6.5%	799,655	757,585	42,070	5.6%
Property management	78,114	76,172	1,942	2.5%	78,114	76,170	1,944	2.6%
Income from property operations (5)	$705,474	$659,267	$46,207	7.0%	$721,541	$681,415	$40,126	5.9%
_____________________
(1)    Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Insurance and other expense in this table.
(2)    Membership upgrade sales revenue is net of deferrals of $15.1 million and $21.0 million for the years ended December 31, 2024 and 2023, respectively.
(3)    Includes bad debt expense for all periods presented.
(4)    Membership sales and marketing expense is net of sales commission deferrals of $2.6 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively.
(5)    See Non-GAAP Financial Measures section of the Management's Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.
Total portfolio income from property operations for 2024 increased $40.1 million, or 5.9%, from 2023, driven by an increase of $46.2 million, or 7.0%, from our Core Portfolio, partially offset by a decrease of $6.1 million from our Non-Core Portfolio. The increase in income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income and RV and marina base rental income, as well as utility and other income, partially offset by an increase in property operating expenses, excluding property management. The decrease in income from property operations from our Non-Core Portfolio was primarily attributed to higher business interruption insurance proceeds received in 2023 related to Hurricane Ian and lower property operating income in 2024.

Management's Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for 2024 increased $40.9 million, or 6.1%, from 2023, which was primarily due to growth from rate increases of 5.9%. The average monthly base rental income per Site in our Core portfolio increased to approximately $858 in 2024 from approximately $810 in 2023. The average occupancy in our Core Portfolio was approximately 94.9% in both 2024 and 2023.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Annual	$299,138	$280,905	$18,233	6.5%	$307,958	$291,524	$16,434	5.6%
Seasonal	54,686	57,393	(2,707)	(4.7)%	56,935	58,535	(1,600)	(2.7)%
Transient	71,936	75,161	(3,225)	(4.3)%	73,555	75,605	(2,050)	(2.7)%
RV and marina base rental income	$425,760	$413,459	$12,301	3.0%	$438,448	$425,664	$12,784	3.0%
Core Annual RV and marina base rental income increased during the year ended December 31, 2024, from the year ended December 31, 2023, primarily in the South and West regions, and was due to growth from rate increases of 8.2% and a decline of 1.7% in occupancy. The decrease in Core Seasonal RV and marina base rental income was due to reduced demand from individuals seeking to work remotely and non-returning Hurricane Ian workers at our Florida properties. The decrease in Core Transient RV and marina base rental income was primarily due to returning competitor supply, weather disruptions and normalized demand following the COVID pandemic.
Utility and other income in our Core Portfolio for 2024 increased $8.7 million, or 7.2%, from 2023. The increase was primarily due to higher utility income of $5.1 million, pass-through income of $2.8 million and insurance proceeds of $1.2 million, partially offset by a decrease in other property income of $0.4 million. Utility income increased mainly due to higher trash and sewer income in all regions. The increase in pass-through income was due to increases in real estate tax pass-throughs to customers in Florida. The increase in insurance proceeds was primarily due to California flood insurance proceeds received in 2024.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for 2024 increased $14.8 million, or 2.6%, from 2023, primarily due to increases in insurance of $4.7 million, utility expenses of $3.9 million, real estate taxes of $3.9 million and bad debt expense of $1.2 million.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2024	2023	Variance	% Change
Gross revenue from new home sales	$66,432	$88,546	$(22,114)	(25.0)%
Cost of new home sales	57,713	78,427	(20,714)	(26.4)%

Gross revenue from used home sales	3,812	3,872	(60)	(1.5)%
Cost of used home sales	2,745	4,050	(1,305)	(32.2)%

Gross revenue from brokered resales and ancillary services	47,488	52,801	(5,313)	(10.1)%
Cost of brokered resales and ancillary services	24,313	25,191	(878)	(3.5)%

Home selling and ancillary operating expenses	27,644	27,453	191	0.7%
Home sales volumes:
New home sales	756	905	(149)	(16.5)%
Used home sales	218	313	(95)	(30.4)%
Brokered home resales	505	630	(125)	(19.8)%
Gross revenue from new home sales decreased $22.1 million and Cost of new home sales decreased $20.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in the number of new homes sold.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2024	2023	Variance	% Change
Rental operations revenue (1)	$34,660	$38,633	$(3,973)	(10.3)%
Rental home operating and maintenance	5,647	5,390	257	4.8%
Depreciation on rental homes (2)	9,732	10,881	(1,149)	(10.6)%

Gross investment in new manufactured home rental units	$213,605	$245,130	$(31,525)	(12.9)%
Gross investment in used manufactured home rental units	$12,201	$12,245	$(44)	(0.4)%

Net investment in new manufactured home rental units	$175,098	$203,936	$(28,838)	(14.1)%
Net investment in used manufactured home rental units	$8,187	$7,372	$815	11.1%

Number of occupied rentals – new, end of period	1,716	2,016	(300)	(14.9)%
Number of occupied rentals—used, end of period	205	246	(41)	(16.7)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $21.0 million and $24.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2024	2023	Variance	% Change
Depreciation and amortization	$(203,879)	$(203,738)	$(141)	(0.1)%
Interest income	9,238	9,037	201	2.2%
Income from other investments, net	8,274	8,703	(429)	(4.9)%
General and administrative	(38,483)	(47,280)	8,797	18.6%
Other expenses	(5,533)	(5,768)	235	4.1%
Early debt retirement	(5,833)	(68)	(5,765)	(8,477.9)%
Interest and related amortization	(137,710)	(132,342)	(5,368)	(4.1)%
Other items	6,800	—	6,800	100.0%
Total other income and expenses, net	$(367,126)	$(371,456)	$4,330	1.2%

Management's Discussion and Analysis (continued)
Total other income and expenses, net decreased $4.3 million in 2024 compared to 2023, primarily due to lower General and administrative expenses and higher other items, partially offset by higher early debt retirement costs and interest and related amortization expenses. The decrease in General and administrative expenses was primarily due to accelerated vesting of stock-based compensation expense in 2023. The increase in Other items was due to aged prepaid balances that were determined to no longer be liabilities. The increase in Early debt retirement costs is due to the payment of approximately $5.8 million in swap termination fees and the write off of unamortized loan costs in connection with repayment of our $300 million unsecured term loan in 2024. The increase in Interest and related amortization is due to higher interest rates in 2024 compared to 2023.
Casualty related charges/(recoveries), net
During the year ended December 31, 2024, we recognized debris removal and cleanup costs related to Hurricane Milton, Hurricane Ian and Hurricane Helene of $3.6 million, $2.6 million, and $1.2 million, respectively, and insurance recovery revenue related to Hurricane Ian and Hurricane Milton of $24.9 million and $3.4 million, respectively, including $22.3 million for reimbursement of capital expenditures, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income. During the year ended December 31, 2023, we recognized expenses of $13.4 million related to debris removal and cleanup costs related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $13.4 million related to the expected insurance recovery as a result of Hurricane Ian, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income.
During the year ended December 31, 2024 and December 31, 2023, we received insurance proceeds of approximately $32.4 million and $68.3 million, respectively, of which $7.6 million and $10.6 million was identified as business interruption recovery revenue, respectively.
Gain/(Loss) on sale of real estate and impairment, net
Gain/(Loss) on sale of real estate and impairment, net was $1.1 million lower during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a higher reduction of the carrying value of certain assets, as a result of property damage caused by weather events in 2023.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $3.5 million higher during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds, of which $5.2 million exceeded our basis in the joint venture.
Income tax benefit
Income tax benefit during the year ended December 31, 2024 decreased compared to year ended December 31, 2023, primarily due to the release of the full valuation allowance of $10.5 million related to our taxable REIT subsidiaries deferred tax assets in 2023.
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
Total secured debt encumbered a total of 120 of our Properties as of both December 31, 2024 and December 31, 2023, and the gross carrying value of such Properties was approximately $3,268.5 million and $3,194.1 million, as of December 31, 2024 and December 31, 2023, respectively.

Management's Discussion and Analysis (continued)
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. Our prior ATM equity offering program, entered into in February 2024 (the “February ATM”), had an aggregate offering price of up to $500.0 million. During the year ended December 31, 2024, we sold approximately 4.5 million shares of our common stock under our prior ATM equity program for net proceeds of approximately $314.2 million at a share price of $70.00 per Common Share. As of December 31, 2024, the full capacity of our current ATM equity offering program remained available for issuance.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2024, our LOC had a remaining borrowing capacity of $423.0 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of Secured Overnight Financing Rate plus 0.10% plus 1.25% to 1.65%, requires an annual facility fee of 0.20% to 0.35%. During the year ended December 31, 2024 we entered into an amendment of our credit agreement. Pursuant to the amendment, the maturity of our date was extended to July 18, 2028 and can be extended for two additional six-month terms, subject to certain conditions.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities. During the year ended December 31, 2024, we repaid the $300 million Term Loan in conjunction with the sale of shares under the February ATM equity offering program.
For information regarding our debt activities and related borrowing arrangements, see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2024	2023	2022
Net cash provided by operating activities	$596,721	$548,005	$475,814
Net cash used in investing activities	(217,838)	(324,753)	(402,067)
Net cash used in financing activities	(384,244)	(215,662)	(174,798)
Net (decrease) increase in cash and restricted cash	$(5,361)	$7,590	$(101,051)

Operating Activities
Net cash provided by operating activities increased $48.7 million to $596.7 million for the year ended December 31, 2024, from $548.0 million for the year ended December 31, 2023. The overall increase in net cash provided by operating activities was primarily due to a net increase in manufactured homes, net and accounts payable and other liabilities.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the years ended December 31,
(amounts in thousands)	2024	2023	2022
Purchase of manufactured homes	$(43,467)	$(106,627)	$(123,522)
Sale of manufactured homes	55,930	74,802	96,103
Manufactured homes, net	$12,463	$(31,825)	$(27,419)
Investing Activities
Net cash used in investing activities decreased $106.9 million to $217.8 million for the year ended December 31, 2024, from $324.8 million for the year ended December 31, 2023. The decrease in net cash used in investing activities was primarily

Management's Discussion and Analysis (continued)
due to decreases in capital improvements of $75.8 million, proceeds from insurance claims, net of $14.4 million, and distributions of capital from unconsolidated joint ventures of $9.8 million.
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2024	2023	2022
Asset preservation (1)	$53,306	$58,969	$46,406
Improvements and renovations (2)	31,127	40,757	34,121
Property upgrades and development (3)	135,314	183,174	134,318
Site development (4)	13,337	27,005	22,105
Total property improvements	233,084	309,905	236,950
Corporate	8,195	7,181	12,327
Total capital improvements	$241,279	$317,086	$249,277
_____________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $1.2 million, $3.6 million, $13.7 million of restoration and improvement capital expenditures related to Hurricane Helene, Hurricane Milton, and Hurricane Ian, respectively, for the year ended December 31, 2024.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.
Financing Activities
Net cash used in financing activities increased $168.6 million to $384.2 million for the year ended December 31, 2024, from $215.7 million for the year ended December 31, 2023. The increase in net cash used in financing activities was primarily due to an increase of net debt repayments of $450.6 million and dividend distributions of $25.2 million, partially offset by an increase in proceeds from the issuance of common stock of $317.4 million.
Contractual Obligations
As of December 31, 2024, we were subject to certain contractual payment obligations(1) as described in the following table:

(amounts in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Long Term Borrowings (2)	$3,229,703	$228,821	$66,784	$269,481	$243,963	$335,058	$2,085,596
Interest Expense (3)	820,087	118,473	115,123	102,513	97,896	84,514	301,568
LOC Maintenance Fee	3,597	1,014	1,014	1,014	555	—	—
Ground Leases (4)	6,577	680	684	689	685	627	3,212
Office and Other Leases	25,469	4,180	3,957	3,408	3,029	3,042	7,853
Total Contractual Obligations	$4,085,433	$353,168	$187,562	$377,105	$346,128	$423,241	$2,398,229
Weighted average interest rates - Long Term Borrowings	3.82%	3.88%	3.88%	3.80%	3.80%	3.71%	7.52%
_____________________
(1)We do not include insurance, property taxes and cancellable contracts in the contractual obligations table.
(2)Balances exclude unamortized deferred financing costs of $25.1 million. Balances represent debt maturing and scheduled periodic payments as well as our LOC balance of $77.0 million outstanding as of December 31, 2024, on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2024.
(4)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2054.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments. As of December 31, 2024, approximately 19.1% of our outstanding debt is fully amortizing.

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
Inflation
Substantially all of the leases at our MH communities allow for monthly or annual rent increases which provide us with the ability to increase rent, where justified by the market. Such types of leases generally minimize our risks of inflation. In addition, rental rates for our annual RV and marina Sites are established on an annual basis. Our membership subscriptions generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old. Currently, approximately 21.0% of our dues are frozen.
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
The fair value of our long-term debt obligations is affected by changes in market interest rates, however our scheduled maturities are well laddered from 2025 to 2041, which minimizes the market risk until the debt matures. As of December 31, 2024, we had $87.6 million of secured debt maturing in 2025. In addition, 19.1% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates.

For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $264.0 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $287.9 million. Our secured debt has fixed interest rates so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured $200.0 million term loan is fixed through the utilization of an interest rate swap through maturity of the term loan, so interest expense and cash flows would not be affected by fluctuations in interest rates. Our line of credit bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65%.

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
•impact of public health crises, such as, highly infectious or contagious diseases, on our business operations, our residents, our customers, our employees and the economy generally;
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
•the effect from any breach of our, or any of our vendors’ data management systems;
•the dilutive effects of issuing additional securities;
•the potential impact of material weaknesses, if any, in our internal control over financial reporting;
•the outcome of pending or future lawsuits or actions brought by or against us, including those disclosed in our filings with the Securities and Exchange Commission; and
•other risks indicated from time to time in our filings with the Securities and Exchange Commission.

For further information on these and other factors that could impact us and the statements contained herein, refer to Part I. Item 1A. Risk Factors herein.
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2024.
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
Based on management's assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by our independent registered public accounting firm, as stated in its report on page F-4.

Item 9B. Other Information
During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2025 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	89,435	$56.18	—
Equity compensation plans approved by security holders (2)	29,855	60.29	3,759,490
Equity compensation plans not approved by security holders (3)	N/A	N/A	618,661
Total	119,290	$57.21	4,378,151
_____________________
(1)Represents shares of common stock under our Equity Incentive Plan effective May 13, 2014 (the “2014 Plan”), prior to its termination.
(2)Represents shares of common stock under our Equity Incentive Plan effective April 30, 2024 (the “2024 Plan”).
(3)Represents shares of common stock under our Employee Stock Purchase Plan effective July 1997, as amended and restated in May 2016. Under the Employee Stock Purchase Plan, eligible employees may make contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under NYSE rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.
The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2025 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Items 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2025 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

3.1(a)	Articles of Amendment and Restatement of Equity LifeStyle Properties, Inc., effective May 15, 2007

3.2(b)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective November 26, 2013

3.3(c)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 2, 2019

3.4(d)	Form of Articles Supplementary for Preferred Stock

3.5(e)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 4, 2020

3.6(f)	Fourth Amended and Restated Bylaws, effective as of July 25, 2023

4.1(g)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2(u)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(i)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(j)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(k)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(h)	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2018

10.5(s)(+)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the "2014 Plan")

10.6(l)(+)	Equity LifeStyle Properties, Inc. 2024 Equity Incentive Plan effective April 30, 2024 (the "2024 Plan")

10.7(m)(+)	Amended and Restated Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.8(n)(+)	Form of Indemnification Agreement

10.9(o)
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

10.11(p)
Amendment, dated March 1, 2023, to the Third Amended and Restated Credit Agreement, dated as of April 19, 2021, by and among MHC Operating Limited Partnership, the Company, Wells Fargo, National Association, and each of the Lenders set forth therein

10.12(q)
Second Amendment, dated July 18, 2024, to the Third Amended and Restated Credit Agreement, dated April 19, 2021, by and among MHC Operating Limited Partnership, as Borrower, Equity LifeStyle Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and each of the Lenders set forth therein.

10.13(r)	Form of Equity Distribution Agreement, dated November 1, 2024, by and among the Company, the Operating Partnership and each of the Sales Agents.

10.14(t)(+)	Form of Restricted Share Award Agreement for the 2014 Plan

10.15(t)(+)	Form of Option Award Agreement for the 2014 Plan

10.16(*)(+)	Form of Restricted Share Award Agreement for the 2024 Plan

10.17(*)(+)	Form of Option Award Agreement for the 2024 Plan

14*	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 29, 2024

19*	Policy on Securities Trading

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

97(u)(+)	Compensatory Recovery Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

(j)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2005
(k)Included as an exhibit to our Report on Form 8-K filed January 2, 2014
(l)Included as Appendix B to our Definitive Proxy Statement dated March 19, 2024, relating to Annual Meeting of Stockholders held on April 30, 2024
(m)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2016
(n)Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2006
(o)Included as an exhibit to our Report on Form 8-K filed April 23, 2021
(p)        Included as an exhibit to our Report on Form 10-Q/A for the quarter ended March 31, 2023
(q)        Included as an exhibit to our Report on Form 8-K filed on July 23, 2024
(r)        Included as an exhibit to our Report on Form 8-K filed on November 1, 2024
(s)        Included as Appendix B to our Definitive Proxy Statement dated March 24, 2014, relating to Annual Meeting of Stockholders held on May 13, 2014
(t)        Included as an exhibit to our Report on Form 8-K filed May 13, 2014
(u)        Included as an exhibit to our Report on Form 10-K for the year ended December 31, 2023
*        Filed herewith
(+)        Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 24, 2025	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2025	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2025	By:	/s/ CAROLINE KARP
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2025
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Paul Seavey

/s/ CAROLINE KARP	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Caroline Karp

/s/ THOMAS HENEGHAN	Chairman of the Board	February 24, 2025
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 24, 2025
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 24, 2025
Derrick Burks

/s/ PHILIP CALIAN	Director	February 24, 2025
Philip Calian

/s/ DAVID CONTIS	Director	February 24, 2025
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 24, 2025
Constance Freedman

/s/ RADHIKA PAPANDREOU	Director	February 24, 2025
Radhika Papandreou

/s/ SCOTT PEPPET	Director	February 24, 2025
Scott Peppet

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

Impairment of Long-Lived Assets
Description of the Matter
At December 31, 2024, the Company’s consolidated net investment in real estate totaled $5.3 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

Auditing the Company’s evaluation of impairment of long-lived assets was complex and subjective. The determination of the undiscounted cash flows for properties where impairment indicators have been identified is sensitive to significant assumptions such as forecasted net operating income, and capitalization rates used to estimate the property’s residual value, both of which can be affected by expectations about future market conditions, customer demand, and competition.

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
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2025

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investment in real estate:
Land	$2,088,682	$2,088,657
Land improvements	4,582,815	4,380,649
Buildings and other depreciable property	1,244,193	1,236,985
	7,915,690	7,706,291
Accumulated depreciation	(2,639,538)	(2,448,876)
Net investment in real estate	5,276,152	5,257,415
Cash and restricted cash	24,576	29,937
Notes receivable, net	50,726	49,937
Investment in unconsolidated joint ventures	83,772	85,304
Deferred commission expense	56,516	53,641
Other assets, net	153,910	137,499
Total Assets	$5,645,652	$5,613,733
Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,928,292	$2,989,959
Term loans, net	199,344	497,648
Unsecured line of credit	77,000	31,000
Accounts payable and other liabilities	159,225	151,567
Deferred membership revenue	229,301	218,337
Accrued interest payable	10,679	12,657
Rents and other customer payments received in advance and security deposits	122,448	126,451
Distributions payable	95,577	87,493
Total Liabilities	3,821,866	4,115,112
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 191,056,527 and 186,426,281 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	1,962	1,917
Paid-in capital	1,951,430	1,644,319
Distributions in excess of accumulated earnings	(214,979)	(223,576)
Accumulated other comprehensive income	2,303	6,061
Total Stockholders’ Equity	1,740,716	1,428,721
Non-controlling interests – Common OP Units	83,070	69,900
Total Equity	1,823,786	1,498,621
Total Liabilities and Equity	$5,645,652	$5,613,733

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$1,233,252	$1,178,959	$1,118,601
Annual membership subscriptions	65,883	65,379	63,215
Membership upgrade sales	16,433	14,719	12,958
Other income	75,354	67,407	56,144
Gross revenues from home sales, brokered resales and ancillary services	117,732	145,219	180,179
Interest income	9,238	9,037	7,430
Income from other investments, net	8,274	8,703	8,553
Total revenues	1,526,166	1,489,423	1,447,080
Expenses:
Property operating and maintenance	480,438	469,912	443,157
Real estate taxes	81,966	77,993	74,145
Membership sales and marketing	22,063	20,974	20,317
Property management	78,114	76,170	74,083
Depreciation and amortization	203,879	203,738	202,362
Cost of home sales, brokered resales and ancillary sales	84,771	107,668	139,012
Home selling expenses and ancillary operating expenses	27,644	27,453	27,321
General and administrative	38,483	47,280	44,857
Casualty-related charges/(recoveries), net	(20,950)	—	—
Other expenses	5,533	5,768	8,646
Early debt retirement	5,833	68	1,156
Interest and related amortization	137,710	132,342	116,562
Total expenses	1,145,484	1,169,366	1,151,618
Income before income taxes and other items	380,682	320,057	295,462
Gain/(Loss) on sale of real estate and impairment, net	(2,466)	(3,581)	—
Income tax benefit	354	10,488	—
Equity in income of unconsolidated joint ventures	6,248	2,713	3,363
Consolidated net income	384,818	329,677	298,825

Income allocated to non-controlling interests – Common OP Units	(17,804)	(15,470)	(14,198)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$366,998	$314,191	$284,611

Consolidated net income	$384,818	$329,677	$298,825
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(3,758)	(13,058)	15,595
Consolidated comprehensive income	381,060	316,619	314,420
Comprehensive income allocated to non-controlling interests – Common OP Units	(17,622)	(14,862)	(15,005)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$363,422	$301,741	$299,399

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022

Earnings per Common Share – Basic	$1.96	$1.69	$1.53

Earnings per Common Share – Fully Diluted	$1.96	$1.69	$1.53

Weighted average Common Shares outstanding – Basic	187,439	186,061	185,780
Weighted average Common Shares outstanding – Fully Diluted	196,636	195,429	195,255

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2021	1,913	1,593,362	—	(183,689)	3,524	71,061	1,486,171
Exchange of Common OP Units for Common Stock	—	312	—	—	—	(312)	—
Issuance of Common Stock through employee stock purchase plan	—	2,743	—	—	—	—	2,743
Issuance of Common Stock	3	28,367	—	—	—	—	28,370
Compensation expenses related to restricted stock and stock options	—	10,537	—	—	—	—	10,537
Repurchase of Common Stock or Common OP Units	—	(3,449)	—	—	—	—	(3,449)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(2,357)	—	—	—	2,357	—
Adjustment for fair market value of swap	—	—	—	—	15,595	—	15,595
Consolidated net income	—	—	16	284,611	—	14,198	298,825
Distributions	—	—	(16)	(305,170)	—	(15,224)	(320,410)
Other	—	(897)	—	—	—	—	(897)
Balance as of December 31, 2022	1,916	1,628,618	—	(204,248)	19,119	72,080	1,517,485
Exchange of Common OP Units for Common Stock	1	1,237	—	—	—	(1,238)	—
Issuance of Common Stock through employee stock purchase plan	—	1,983	—	—	—	—	1,983
Compensation expenses related to restricted stock and stock options	—	14,711	—	—	—	—	14,711
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(20)	—	—	—	20	—
Adjustment for fair market value of swap	—	—	—	—	(13,058)	—	(13,058)
Consolidated net income	—	—	16	314,191	—	15,470	329,677
Distributions	—	—	(16)	(333,519)	—	(16,432)	(349,967)
Other	—	(278)	—	—	—	—	(278)
Balance as of December 31, 2023	1,917	1,644,319	—	(223,576)	6,061	69,900	1,498,621
Exchange of Common OP Units for Common Stock	—	6	—	—	—	(6)	—
Issuance of Common Stock through employee stock purchase plan	—	1,790	—	—	—	—	1,790
Issuance of Common Stock	45	317,342	—	—	—	—	317,387
Compensation expenses related to restricted stock and stock options	—	6,702	—	—	—	—	6,702
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(12,761)	—	—	—	12,761	—
Adjustment for fair market value of swap	—	—	—	—	(3,758)	—	(3,758)
Consolidated net income	—	—	16	366,998	—	17,804	384,818
Distributions	—	—	(16)	(358,401)	—	(17,389)	(375,806)
Other	—	(4,060)	—	—	—	—	(4,060)
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Consolidated net income	$384,818	$329,677	$298,825
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	2,466	3,581	5,423
Early debt retirement	5,833	68	1,156
Depreciation and amortization	209,398	209,101	207,050
Amortization of loan costs	5,228	4,921	4,839
Debt premium amortization	—	(62)	(181)
Equity in income of unconsolidated joint ventures	(6,248)	(2,713)	(3,363)
Distributions of income from unconsolidated joint ventures	1,331	1,328	4,567
Proceeds from insurance claims, net	(26,753)	37,561	(42,001)
Compensation expense related to incentive plans	9,372	17,833	8,760
Revenue recognized from membership upgrade sales upfront payments	(16,433)	(14,719)	(12,958)
Commission expense recognized related to membership sales	4,577	4,211	4,101
Deferred income tax benefit	(354)	(10,488)	—
Changes in assets and liabilities:
Manufactured homes, net	12,463	(31,825)	(27,419)
Notes receivable, net	(4,591)	(4,646)	(4,647)
Deferred commission expense	(7,452)	(7,411)	(7,193)
Other assets, net	(4,291)	(1,362)	(3,645)
Accounts payable and other liabilities	212	(25,778)	5,833
Deferred membership revenue	31,148	35,313	33,946
Rents and other customer payments received in advance and security deposits	(4,003)	3,415	2,721
Net cash provided by operating activities	596,721	548,005	475,814
Cash Flows From Investing Activities:
Real estate acquisitions, net	(1,334)	(9,326)	(140,013)
Investment in unconsolidated joint ventures	(10,343)	(9,275)	(26,407)
Distributions of capital from unconsolidated joint ventures	15,415	5,625	17,018
Proceeds from insurance claims, net	19,703	5,309	(3,388)
Capital improvements	(241,279)	(317,086)	(249,277)
Net cash used in investing activities	(217,838)	(324,753)	(402,067)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,790	1,984	2,743
Gross proceeds from the issuance of common stock	317,388	—	28,370
Distributions:
Common Stockholders	(350,598)	(326,404)	(296,147)
Common OP Unitholders	(17,117)	(16,156)	(14,798)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(1,908)	(1,932)	(3,449)
Principal payments and mortgage debt repayment	(64,460)	(164,583)	(135,781)
Mortgage notes payable financing proceeds	—	463,753	200,000
Term loan proceeds	—	—	200,000
Term loan repayment	(300,000)	—	—
Line of credit repayment	(543,500)	(688,000)	(557,000)
Line of credit proceeds	589,500	521,000	406,000
Debt issuance and defeasance costs	(11,268)	(5,033)	(3,825)
Other	(4,055)	(275)	(895)
Net cash used in financing activities	(384,244)	(215,662)	(174,798)
Net (decrease) increase in cash and restricted cash	(5,361)	7,590	(101,051)
Cash and restricted cash, beginning of period	29,937	22,347	123,398
Cash and restricted cash, end of period	$24,576	$29,937	$22,347

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental information:
Cash paid for interest, net	$139,975	$130,234	$111,871
Cash paid for the purchase of manufactured homes	$43,467	$106,627	$123,522

Real estate acquisitions:
Investment in real estate	$(1,334)	$(10,057)	$(141,588)
Notes receivable, net	—	—	(772)
Other assets, net	—	13	—
Deferred membership revenue	—	—	315
Accounts payable and other liabilities	—	—	1,131
Rents and other customer payments received in advance and security deposits	—	718	901
Real estate acquisitions, net	$(1,334)	$(9,326)	$(140,013)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 95.5% as of December 31, 2024. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2024, the Non-controlling interests—Common OP Units were 9,103,904, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
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
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 95.5%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
Equity method of accounting is applied to entities in which ELS does not have a controlling interest but with respect to which it can exercise significant influence over the operations and major decisions. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.
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
(c)Investment in Real Estate
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
During the year ended December 31, 2024, we recorded $0.9 million and $1.8 million reductions to the carrying value of certain assets as a result of Hurricane Milton and Hurricane Helene, respectively, and an insurance recovery accrual related to Hurricane Milton of $0.2 million.
During the year ended December 31, 2023, we recorded a $3.6 million reduction to the carrying value of certain assets, as a result of property damage caused by weather events in 2023.
(d)Acquisitions
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
(e)Intangibles and Goodwill
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
As of December 31, 2024 and 2023, the gross carrying amount of identified intangible assets and goodwill was $55.6 million, which is reported as a component of other assets, net on the Consolidated Balance Sheets. As of both December 31, 2024 and 2023, this amount was comprised of $38.0 million of identified intangible assets and $17.6 million of goodwill. Accumulated amortization of identified intangibles assets was $16.6 million and $12.2 million as of December 31, 2024 and 2023, respectively. The estimated annual aggregated amortization expense to be recognized over each of the next five years is $3.2 million. The weighted average remaining useful life is approximately six years.
(f)Assets Held for Sale
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
(g)Restricted Cash
As of December 31, 2024 and 2023, restricted cash consisted of $19.0 million and $25.7 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
(i)    Deferred Financing Costs, Net
Deferred financing costs are being amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $25.1 million and $29.5 million as of December 31, 2024 and 2023, respectively.
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

	December 31,
(amounts in thousands):	2024	2023
Balance, beginning of year	$19,475	$20,371
Provision for losses	5,865	4,789
Write-offs	(1,764)	(5,685)
Balance, end of year	$23,576	$19,475

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
Sales from membership subscriptions, upgrades and homes are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. A membership subscription gives the customer the right to a set schedule of usage at a specified group of Properties. Payments are deferred and recognized on a straight-line basis over the one-year period in which access to Sites at certain Properties are provided. Membership upgrades grant certain additional access rights to the customer and may require non-refundable upfront payments. The non-refundable upfront payments are recognized on a straight-line basis over 24 years, which is our estimated membership upgrade contract term. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
During 2024, the Company identified aged prepaid balances and determined these to no longer be liabilities of the Company. The reversal of these balances as an out-of-period adjustment resulted in an overstatement of Other income in the Consolidated Statements of Income and Comprehensive Income of $6.8 million for the year ended December 31, 2024, which is not material to the current period, or to any previously reported periods.
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
During the year ended December 31, 2024, we recognized debris removal and cleanup costs related to Hurricane Milton, Hurricane Ian and Hurricane Helene of $3.6 million, $2.6 million, and $1.2 million, respectively, and insurance recovery revenue related to Hurricane Ian and Hurricane Milton of $24.9 million and $3.4 million, respectively, including $22.3 million for reimbursement of capital expenditures, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income. During the year ended December 31, 2023, we recognized expenses of $13.4 million related to debris removal and cleanup costs related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $13.4 million related to the expected insurance recovery as a result of Hurricane Ian, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income.
During the year December 31, 2022, we recognized expenses of approximately $40.6 million related to debris removal and cleanup related to Hurricane Ian and an offsetting insurance recovery revenue accrual of $40.6 million, which is included in Casualty related charges/recoveries, net in the Consolidated Statements of Income and Comprehensive Income.
During the years ended December 31, 2024 and December 31, 2023, we received insurance proceeds of approximately $32.4 million and $68.3 million, respectively, of which $7.6 million and $10.6 million were identified as business interruption recovery revenue, respectively, related to Hurricane Ian.
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
(o)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2024 and 2023, the REIT had a federal net operating loss carryforward of approximately $46.1 million and $48.6 million, respectively. The Company utilized $2.3 million and $3.1 million of the net operating loss carryforward to offset its tax and distribution requirements for the years ended December 31, 2024 and 2023, respectively. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset for the REIT has been recorded as of December 31, 2024 and 2023.
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates and have federal net operating loss carryforwards. We regularly assess the need for a valuation allowance against our deferred tax assets and concluded at December 31, 2024 that no valuation allowance should be recorded. During the year ended December 31, 2023, we released the full valuation allowance of $10.5 million. As of December 31, 2024 and December 31, 2023, our deferred tax assets were $10.8 million and $10.5 million, respectively.
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.
As of December 31, 2024, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $5.2 billion (unaudited) and $61.6 million (unaudited), respectively.
During the years ended December 31, 2024, 2023 and 2022, our tax treatment of common stock distributions was as follows (unaudited):

	2024	2023	2022
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.801	$1.649	$1.483
Long-term capital gains	—	0.005	—
Non-dividend distributions	0.109	0.141	0.152
Distributions declared per common stock outstanding	$1.910	$1.795	$1.635

The quarterly distribution paid on January 10, 2025 of $0.477500 (unaudited) per share of common stock were all allocated to 2024 for federal tax purposes.
(p)    New Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 for the year ended December 31, 2024. See Note 16—Reportable Segments for more information.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disaggregated disclosure of the nature of expenses included in the income statement into certain required expense categories. This update is effective for annual periods beginning after December 15, 2026, with early adoption being permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements.

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

(amounts in thousands)	As of December 31, 2024
2025	$82,241
2026	79,298
2027	50,292
2028	26,646
2029	22,032
Thereafter	45,074
Total	$305,583

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring at various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space expiring at various dates through 2033. For the years ended December 31, 2024, 2023 and 2022, total operating lease payments were $4.5 million, $6.5 million and $9.3 million, respectively.

The following table presents the operating lease payments for the year ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Fixed lease cost:
Ground leases	$643	$671	$3,601
Office and other leases	3,795	3,836	3,739
Variable lease cost:
Ground leases	59	1,969	1,938
Total lease cost	$4,497	$6,476	$9,278
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2024:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2025	$680	$4,180	$4,860
2026	684	3,957	4,641
2027	689	3,408	4,097
2028	685	3,029	3,714
2029	627	3,042	3,669
Thereafter	3,212	7,853	11,065
Total undiscounted rental payments	6,577	25,469	32,046
Less imputed interest	(1,605)	(3,388)	(4,993)
Total lease liabilities	$4,972	$22,081	$27,053

ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.9 million and $27.1 million, respectively, as of December 31, 2024. The weighted average remaining lease term for our operating leases was eight years, and the weighted average incremental borrowing rate was 4.1% at December 31, 2024.
ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.6 million and $25.7 million, respectively, as of December 31, 2023. The weighted average remaining lease term for our operating leases was eight years, and the weighted average incremental borrowing rate was 3.9% at December 31, 2023.

Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share), for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(amounts in thousands, except per share data)	2024	2023	2022
Numerators:
Net income available to Common Stockholders—Basic	$366,998	$314,191	$284,611
Amounts allocated to dilutive securities	17,804	15,470	14,198
Net income available to Common Stockholders—Fully Diluted	$384,802	$329,661	$298,809
Denominator:
Weighted average Common Shares outstanding—Basic	187,439	186,061	185,780
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,105	9,217	9,289
Stock options and restricted stock	92	151	186
Weighted average Common Shares outstanding—Fully Diluted	196,636	195,429	195,255

Earnings per Common Share—Basic:	$1.96	$1.69	$1.53

Earnings per Common Share—Fully Diluted:	$1.96	$1.69	$1.53
Note 5—Common Stock and Other Equity Related Transactions
Equity Offering Program
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. Prior to establishing our current ATM program, the February ATM had an

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
aggregate offering price of up to $500.0 million. During the year ended December 31, 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 per Common Share from the February ATM. Upon establishing our current ATM program, we terminated the February ATM, of which approximately $185.0 million remained available for issuance.
The following table presents the shares that were issued under our prior ATM equity offering programs, during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(amounts in thousands, except share data)	2024	2023	2022
Shares of common stock sold	4,534,108	—	328,123
Weighted average price	$70.00	$—	$84.46
Total gross proceeds	$317,387	$—	$28,370
Commissions paid to sales agents	$3,174	$—	$389
There was no ATM activity under the current ATM equity offering program during the year ended December 31, 2024 and as of December 31, 2024, the full capacity of $700.0 million remained available for issuance.
Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2024, 2023 and 2022, were 25,918, 29,428 and 37,042, respectively. As of December 31, 2024, 618,661 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 9,103,904, 9,104,654 and 9,265,565 outstanding at December 31, 2024, 2023 and 2022, respectively):

	Years Ended December 31,
	2024	2023	2022
Shares outstanding at January 1,	186,426,281	186,120,298	185,640,379
Common stock issued through the ATM Equity Offering Program and its predecessor	4,534,108	—	328,123
Common stock issued through exchange of OP Units	750	160,911	40,086
Common stock issued through restricted stock grants	107,004	143,275	130,600
Common stock forfeitures	(9,780)	—	(11,881)
Common stock issued through ESPP and Dividend Reinvestment Plan	26,765	30,205	37,660
Common stock repurchased and retired	(28,601)	(28,408)	(44,669)
Shares outstanding at December 31,	191,056,527	186,426,281	186,120,298

During the years ended December 31, 2024, 2023 and 2022, shares of common stock were surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $66.72, $68.02 and $77.22 per share, respectively.
As of December 31, 2024, 2023 and 2022, ELS’ percentage ownership of the Operating Partnership was approximately 95.5%, 95.3% and 95.3%, respectively. The remaining approximately 4.5%, 4.7% and 4.7% as of December 31, 2024, 2023 and 2022, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2022:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4100	March 31, 2022	March 25, 2022	April 8, 2022
$0.4100	June 30, 2022	June 24, 2022	July 8, 2022
$0.4100	September 30, 2022	September 30, 2022	October 14, 2022
$0.4100	December 31, 2022	December 30, 2022	January 13, 2023
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
$0.4775	December 31, 2024	December 27, 2024	January 10, 2025
Note 6—Investment in Real Estate
Acquisitions
During the year ended December 31, 2024, we acquired rental cabins at one of our properties for $1.3 million.
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
Fair Value
We engaged third-party valuation firms to assist with our purchase price allocation when necessary. The following table summarizes the fair value of the assets acquired and liabilities assumed for the years ended December 31, 2024 and 2023, which we determined using Level-3 inputs for land and buildings and other depreciable property and Level-2 inputs for the others:

	Years Ended December 31,
(amounts in thousands)	2024	2023
Assets acquired
Land	$25	$2,715
Buildings and other depreciable property	1,309	6,759
In-place leases (a)	—	583
Net investment in real estate	$1,334	$10,057
Other assets	—	—
Total assets acquired	$1,334	$10,057
Liabilities assumed
Other liabilities	—	731
Total liabilities assumed	$—	$731
Net assets acquired	$1,334	$9,326
_____________________
(a)In-place leases are included in buildings and other depreciable property on the Consolidated Balance Sheets.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7—Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands):

					Investment as of December 31,		Income/(Loss) for Years Ended December 31,
Investment	Location	Number of Sites	Economic Interest (a)		2024	2023	2024	2023	2022
Meadows	Various	1,077	50%		$405	$534	$7,659	$2,676	$2,458
Lakeshore	Florida	721	(b)		3,849	3,387	823	757	683
Voyager	Arizona	—	—%	(c)	—	—	—	694	43
ECHO JV	Various	—	50%		2,783	2,773	10	(190)	958
RVC	Various	1,489	80%	(d)	61,505	62,441	(1,630)	(585)	(587)
Mulberry Farms	Arizona	200	50%		9,669	10,546	(750)	(246)	(169)
Hiawassee KOA JV	Georgia	283	50%		5,561	5,623	136	(393)	(23)
		3,770			$83,772	$85,304	$6,248	$2,713	$3,363
_____________________
(a)The percentages shown approximate our economic interest as of December 31, 2024. Our legal ownership interest may differ.
(b)Includes two joint ventures in which we own a 65% interest in each and the Crosswinds joint venture in which we own a 49% interest.
(c)In March of 2023, we sold our 33% interest in the utility plant servicing Voyager RV Resort.
(d)Includes four joint ventures of which one joint venture owns a portfolio of seven operating RV communities, two joint ventures each own an RV property under development and one joint venture which purchases and sells homes.
We recognized $6.2 million, $2.7 million and $3.4 million (net of $4.8 million, $4.6 million and $3.9 million of depreciation expense, respectively) of equity in income from unconsolidated joint ventures for the years ended December 31, 2024, 2023 and 2022, respectively. We received approximately $16.7 million, $7.0 million and $21.6 million in distributions from joint ventures for the years ended December 31, 2024, 2023 and 2022, respectively. Approximately $7.4 million, $2.3 million and $2.2 million of the distributions made to us exceeded our investment basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8—Notes Receivable, net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
We provide financing for non-refundable upfront payments required for membership upgrades (“Contracts Receivable”). As of December 31, 2024 and 2023, Contracts Receivable, net of allowance, was $42.3 million for both years. Contracts Receivable, as of December 31, 2024, had an average stated interest rate of 13.1% per annum, a weighted average term remaining of 4.6 years and require monthly payments of principal and interest.
In certain cases, we purchase loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties (referred to as “Chattel Loans”). These loans are secured by the underlying homes sold and require monthly principal and interest payments. As of December 31, 2024 and 2023, we had $8.4 million and $7.6 million of Chattel Loans, respectively. As of December 31, 2024, the Chattel Loans receivable had an average stated interest rate of approximately 7.6% per annum and had a weighted average term remaining of approximately 12 years.

Note 9—Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable is classified as Level 2 in the fair value hierarchy as of December 31, 2024 and 2023. The following table presents the fair value of our mortgage notes payable:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Borrowing Arrangements (continued)

	As of December 31, 2024		As of December 31, 2023
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,329,253	$2,952,689	$2,425,384	$3,017,149

As of December 31, 2024 and 2023, we had outstanding mortgage indebtedness on Properties of approximately $2,928.3 million and $2,990.0 million, respectively, net of deferred financing costs. The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of December 31, 2024 and December 31, 2023, was approximately 4.1% and 3.8% per annum, respectively. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 of our Properties as of both December 31, 2024 and December 31, 2023, respectively, and the gross carrying value of such Properties was approximately $3,268.5 million and $3,194.1 million, as of December 31, 2024 and December 31, 2023, respectively.
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
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. All other material terms, including interest rate terms, remain the same. On October 3, 2024, we repaid the $300 million Term Loan in conjunction with the sale of shares under the February ATM (see Note 5. Common Stock and Other Equity Related Transactions).
We previously entered into a $200.0 million senior unsecured term loan agreement. The maturity date is January 21, 2027, with an interest rate of SOFR plus approximately 1.30% to 1.80%, depending on leverage levels.
The LOC had a balance of $77.0 million and $31.0 million outstanding as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, our LOC had a remaining borrowing capacity of $423.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9—Borrowing Arrangements (continued)
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2024:

(amounts in thousands)	Amount
2025	$228,821
2026	66,784
2027	269,481
2028	243,963
2029	335,058
Thereafter	2,085,596
Unamortized deferred financing costs	(25,052)
Total	$3,204,651

As of December 31, 2024, we were in compliance in all material respects with the covenants in our borrowing arrangements.

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
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of December 31, 2024, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
In April 2024, we entered into three Swap Agreements (“2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300.0 million Term Loan for a fixed interest rate with maturity on April 17, 2026. In connection with the repayment of the $300.0 Term Loan on October 3, 2024, we terminated the interest rate swap agreements with an aggregate loss of $4.4 million. See Note 9. Borrowing Arrangements for additional information. The Company determined that it was probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $4.4 million of losses in Accumulated Other Comprehensive Income was reclassified to Early debt retirement in the Consolidated Statements of Income and Comprehensive Income.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities (continued)

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2024	2023
Interest Rate Swaps	Other assets, net	$2,303	$6,061

The table below presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the years ended December 31,			Location of (gain)/ loss reclassified from Accumulated OCI into income	Amount of (gain)/loss reclassified from accumulated OCI into income for the year ended December 31,
(amounts in thousands)	2024	2023	2022	(amounts in thousands)	2024	2023	2022
Interest Rate Swaps	$(5,877)	$(5,039)	$(19,904)	Interest Expense	$(14,022)	$(18,097)	$(4,309)
				Early Debt Retirement	$4,387	$—	$—
During the next twelve months, we estimate that $1.0 million will be reclassified as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligations. As of December 31, 2024, we had not posted any collateral related to the Swaps.

Note 11—Deferred Revenue of Membership Upgrade Sales and Deferred Commission Expense
The components of the change in deferred revenue entry of membership subscriptions and deferred commission expense were as follows:

	As of December 31,
(amounts in thousands)	2024	2023
Deferred revenue - upfront payments from membership upgrade sales, beginning of year	$206,625	$185,660
Membership upgrade sales	27,529	35,684
Revenue recognized from membership upgrade sales upfront payments	(16,433)	(14,719)
Net increase in deferred revenue - upfront payments from membership upgrade sales	11,096	20,965
Deferred revenue - upfront payments from membership upgrade sales, end of year (1)	$217,721	$206,625

Deferred commission expense, beginning of year	$53,641	$50,441
Deferred commission expense	7,452	7,411
Commission expense recognized	(4,577)	(4,211)
Net increase in deferred commission expense	2,875	3,200
Deferred commission expense, end of year	$56,516	$53,641
_____________________
(1)Included in Deferred membership revenue on the Consolidated Balance Sheet.
Note 12—Equity Incentive Awards
Grants Issued Under the 2014 Plan
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014.
During the quarter ended March 31, 2024, 90,378 shares of restricted stock were awarded to certain members of our management team. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on February 4, 2025, February 3, 2026 and February 2, 2027, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on February 4, 2025, February 3, 2026 and February 7, 2027, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12—Equity Incentive Awards (continued)
known to all parties. The 15,062 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.0 million.
Grants Issued Under the 2024 Plan
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
As of December 31, 2024, 3,759,490 shares remained available for future grants.
Restricted stock and options under the 2024 Plan have a maximum contractual term of ten years from the date of grant and have an exercise price not less than the fair value of the stock on the grant date. Individual grants could have different vesting periods but generally no longer than three and a half years. All restricted stock awards have non-forfeitable rights to dividend payments even if the underlying stock does not entirely vest.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, for the years ended December 31, 2024, 2023 and 2022 was $6.7 million, $14.7 million and $10.5 million, respectively. Stock-based compensation expense of $14.7 million for the year ended December 31, 2023 includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.
Restricted Stock
A summary of our restricted stock activities and related information, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	314,907	$53.98
Shares granted	130,600	$77.47
Shares forfeited/cancelled	(11,881)	$33.35
Shares vested	(167,244)	$48.99
Balance at December 31, 2022	266,382	$69.24
Shares granted	143,275	$56.63
Shares forfeited/cancelled	—	$—
Shares vested	(228,478)	$72.25
Balance at December 31, 2023	181,179	$55.84
Granted	107,004	$66.00
Forfeited/Cancelled	(9,780)	$69.95
Vested	(99,462)	$70.11
Balance at December 31, 2024	178,941	$69.51

Compensation expense to be recognized subsequent to December 31, 2024, for restricted stock granted during or prior to 2024 that have not yet vested was $3.5 million, which is expected to be recognized over a weighted average term of 1.6 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12—Equity Incentive Awards (continued)
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation:

	2024	2023
Dividend Yield	3.1%	2.6%
Risk-Free Interest Rate	4.6%	3.4%
Expected Life	5.8 years	5.6 years
Expected Volatility	28.7%	28.1%
Weighted Average Grant Date Fair Value Per Share	$15.28	$16.31
There were 29,855 stock options granted during year ended December 31, 2024. No options were forfeited or expired for the years ended December 31, 2024, 2023 and 2022. A summary of our stock option activity and related information, is as follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in millions)
Balance at December 31, 2021	73,775	$52.52	6.9	$2.6
Options issued	7,210	$79.72
Balance at December 31, 2022	80,985	$54.94	6.2	$1.0
Options issued	8,450	$68.01
Balance at December 31, 2023	89,435	$56.18	5.6	$1.4
Options issued	29,855	$60.29
Balance at December 31, 2024	119,290	$57.21	5.8	$1.3
Exercisable at December 31, 2024	90,993	$56.04	4.7	$1.1

Note 13—Long-Term Cash Incentive Plan
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
The Compensation Committee has responsibility for administering the 2022 LTIP and may use its reasonable discretion to adjust the performance criteria or the 2022 LTIP Eligible Payment to take into account the impact of any major or unforeseen transaction or event. Our named executive officers are not participants in the 2022 LTIP. The 2022 LTIP Eligible Payment will be paid, at the discretion of the Compensation Committee, in cash upon completion of our annual audit for the 2024 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2022 LTIP. We accrued compensation expenses of approximately $2.8 million for the year ended December 31, 2024, and $3.1 million for both years ended December 2023 and 2022.

Note 14—Savings Plan
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Savings Plan (continued)
Our contribution to the 401K Plan was approximately $3.2 million, $2.8 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 15—Commitments and Contingencies
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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of December 31, 2024, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 16—Reportable Segments
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
The CODM, who is our President and Chief Executive Officer, uses Net Operating Income ("NOI") as the primary financial measure to evaluate segment performance. NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income and depreciation and amortization. The CODM regularly uses NOI predominately in comparing current financial performance with past financial performance, identifying business trends, and forecasting future periods in making resource allocation decisions and managing expenses to maximize value for the Company and its shareholders.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2024, 2023 and 2022.
The following tables summarize our segment financial information for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,422,422	$86,232	$1,508,654
Operations expenses	(701,838)	(73,158)	(774,996)
NOI	720,584	13,074	733,658
Reconciliation to consolidated net income:
Depreciation and amortization			(203,879)
Loss on sale of real estate and impairment, net			(2,466)
Interest income			9,238
Income from other investments, net			8,274
General and administrative			(38,483)
Casualty-related charges/(recoveries), net			20,950
Other expenses			(5,533)
Interest and related amortization			(137,710)
Income tax benefit			354
Equity in income of unconsolidated joint ventures			6,248
Early debt retirement			(5,833)
Consolidated net income			$384,818

Total assets	$5,402,509	$243,143	$5,645,652
Capital improvements	$227,942	$13,337	$241,279

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 16—Reportable Segments (continued)

	Year Ended December 31, 2023
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,361,792	$109,891	$1,471,683
Operations expenses	(685,392)	(94,778)	(780,170)
NOI	676,400	15,113	691,513
Reconciliation to consolidated net income:
Depreciation and amortization			(203,738)
Loss on sale of real estate, net			(3,581)
Corporate interest income			9,037
Income from other investments, net			8,703
General and administrative			(47,280)
Other expenses			(5,768)
Interest and related amortization			(132,342)
Income tax benefit			10,488
Equity in income of unconsolidated joint ventures			2,713
Early debt retirement			(68)
Consolidated net income			$329,677

Total assets	$5,342,386	$271,347	$5,613,733
Capital improvements	$290,081	$27,005	$317,086

	Year Ended December 31, 2022
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,291,467	$139,630	$1,431,097
Operations expenses	(656,839)	(121,196)	(778,035)
NOI	634,628	18,434	653,062
Reconciliation to consolidated net income:
Depreciation and amortization			(202,362)
Interest income			7,430
Income from other investments, net			8,553
General and administrative			(44,857)
Other expenses			(8,646)
Interest and related amortization			(116,562)
Equity in income of unconsolidated joint ventures			3,363
Early debt retirement			(1,156)
Consolidated net income			$298,825

Total assets	$5,228,575	$263,944	$5,492,519
Capital Improvements	$227,172	$22,105	$249,277

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 16—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Revenues:
Rental income	$1,219,534	$1,164,333	$1,103,357
Annual membership subscriptions	65,883	65,379	63,215
Membership upgrade sales	16,433	14,719	12,958
Other income	75,354	67,407	56,144
Gross revenues from ancillary services	45,218	49,954	55,793
Total property operations revenues	1,422,422	1,361,792	1,291,467
Expenses:
Utility expense	159,058	155,160	147,169
Payroll	120,204	120,310	117,858
Repairs & maintenance	93,997	94,424	86,358
Insurance and other	101,510	94,618	86,379
Real estate taxes	81,966	77,993	74,145
Membership sales and marketing	22,063	20,974	20,317
Cost of ancillary services	23,525	24,192	28,969
Ancillary operating expenses	21,401	21,551	21,561
Property management	78,114	76,170	74,083
Total property operations expenses	701,838	685,392	656,839
NOI	$720,584	$676,400	$634,628

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Revenues:
Rental income (1)	$13,718	$14,626	$15,244
Gross revenue from home sales and brokered resales	72,514	95,265	124,386
Total revenues	86,232	109,891	139,630
Expenses:
Cost of home sales and brokered resales	61,246	83,476	110,043
Home selling expenses	6,243	5,902	5,760
Rental home operating and maintenance	5,669	5,400	5,393
Total expenses	73,158	94,778	121,196
NOI	$13,074	$15,113	$18,434
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations
Note 17—Subsequent Events
Equity Incentive Awards
On February 4, 2025, the Compensation Committee approved the 2025 Restricted Stock Award Program for certain members of our management team pursuant to the authority set forth in the 2024 Plan. As a result, we awarded 99,765 shares of restricted stock. Of these shares, 50% are time-based awards, with 47,503 shares vesting in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, and with 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a total grant date fair value of $3.2 million. The remaining 50% are performance-based awards with 47,506 shares vesting in equal installments on February 3, 2026,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 17—Subsequent Events (continued)
February 2, 2027 and February 1, 2028, respectively, and 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027, upon meeting performance conditions to be established by the Compensation Committee in the year of the vesting period. The performance-based awards are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.
Dividend
On January 27, 2025, our Board of Directors approved setting the annual dividend rate for 2025 at $2.06 per share of common stock, an increase of $0.15 over the current $1.91 per share of common stock for 2024. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$2,162	$212	$2,772	$2,984	$(822)	2006
Apache East	Apache Junction	AZ	(4,425)	2,236	4,181	—	406	2,236	4,587	6,823	(2,154)	2011
Countryside RV	Apache Junction	AZ	(7,196)	2,056	6,241	—	2,000	2,056	8,241	10,297	(5,690)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	811	2,394	4,827	7,221	(2,114)	2011
Dolce Vita	Apache Junction	AZ	(40,337)	52,803	37,245	—	9,040	52,803	46,285	99,088	(9,670)	2020
Golden Sun RV	Apache Junction	AZ	(5,113)	1,678	5,049	—	2,028	1,678	7,077	8,755	(4,259)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	707	6,445	5,999	12,444	(1,730)	2020
Valley Vista	Benson	AZ	—	115	429	—	455	115	884	999	(347)	2010
Casita Verde	Casa Grande	AZ	—	719	2,179	—	553	719	2,732	3,451	(1,494)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	2,759	2,869	11,412	14,281	(6,015)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	988	747	3,249	3,996	(1,737)	2006
Sunshine Valley	Chandler	AZ	(27,768)	9,139	12,912	—	1,317	9,139	14,229	23,368	(6,507)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	8,409	1,456	11,799	13,255	(4,444)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	4,262	2,103	10,545	12,648	(6,619)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,803	2,450	9,255	11,705	(7,328)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	2,286	1,400	6,504	7,904	(5,350)	1993
Hacienda De Valencia	Mesa	AZ	(16,248)	833	2,701	—	6,322	833	9,023	9,856	(6,468)	1984
Mesa Spirit	Mesa	AZ	(12,787)	17,382	25,238	192	1,936	17,574	27,174	44,748	(9,254)	2014
Monte Vista Resort	Mesa	AZ	(59,428)	11,402	34,355	—	40,466	11,402	74,821	86,223	(33,077)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	4,296	1,273	8,956	10,229	(7,021)	1994
The Highlands at Brentwood	Mesa	AZ	(10,154)	1,997	6,024	—	2,894	1,997	8,918	10,915	(7,665)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(139,697)	24,890	56,340	15	30,305	24,905	86,645	111,550	(49,009)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	2,145	932	5,364	6,296	(4,476)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	3,568	2,215	10,035	12,250	(6,635)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,494	706	4,534	5,240	(3,451)	1998
Central Park	Phoenix	AZ	(8,540)	1,612	3,784	—	2,757	1,612	6,541	8,153	(5,180)	1983
Desert Skies	Phoenix	AZ	(3,816)	792	3,126	—	1,330	792	4,456	5,248	(3,459)	1998
Sunrise Heights	Phoenix	AZ	(4,675)	1,000	3,016	—	2,514	1,000	5,530	6,530	(4,255)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	731	670	2,872	3,542	(2,273)	1998
Desert Vista	Salome	AZ	—	66	268	—	536	66	804	870	(323)	2010
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	4,904	1,096	8,335	9,431	(4,542)	1997
Venture In	Show Low	AZ	(8,697)	2,050	6,188	—	1,371	2,050	7,559	9,609	(4,291)	2006
Paradise	Sun City	AZ	(36,186)	6,414	19,263	11	4,720	6,425	23,983	30,408	(15,632)	2004
The Meadows AZ	Tempe	AZ	(13,606)	2,613	7,887	—	5,588	2,613	13,475	16,088	(10,947)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	3,422	1,674	8,130	9,804	(6,008)	1998
The Crossing at Voyager (2)	Tucson	AZ	—	6,148	—	—	12,659	6,148	12,659	18,807	(456)	2020
Voyager	Tucson	AZ	(37,440)	13,133	63,886	—	3,510	13,133	67,396	80,529	(15,788)	2021
Westpark	Wickenburg	AZ	(15,926)	4,495	10,517	—	5,873	4,495	16,390	20,885	(6,061)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,678	1,440	6,023	7,463	(3,706)	2003
Cactus Gardens	Yuma	AZ	(5,459)	1,992	5,984	—	1,009	1,992	6,993	8,985	(4,444)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	845	1,595	5,619	7,214	(3,191)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	632	666	2,643	3,309	(1,663)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	981	459	2,383	2,842	(1,243)	2003
Mesa Verde RV	Yuma	AZ	(3,787)	1,387	4,148	—	1,286	1,387	5,434	6,821	(2,938)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	977	1,249	4,736	5,985	(3,001)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	722	416	1,690	2,106	(1,222)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	22,517	2,972	29,434	32,406	(8,933)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	8,579	8,336	24,353	32,689	(8,391)	2011
Monte del Lago	Castroville	CA	(39,385)	3,150	9,469	—	7,796	3,150	17,265	20,415	(11,474)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	13,107	—	31,286	31,286	(24,706)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	1,533	—	1,749	1,749	(690)	1994
Colony Park	Ceres	CA	(7,601)	890	2,837	—	2,078	890	4,915	5,805	(3,446)	1998
Russian River	Cloverdale	CA	—	368	868	5	1,439	373	2,307	2,680	(908)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	3,957	401	4,891	5,292	(1,748)	2004
Rancho Mesa	El Cajon	CA	(16,416)	2,130	6,389	—	3,192	2,130	9,581	11,711	(6,641)	1998
Rancho Valley	El Cajon	CA	(21,049)	685	1,902	—	4,374	685	6,276	6,961	(3,264)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,387	312	3,114	3,426	(1,378)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	4,560	756	6,908	7,664	(3,121)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	11,863	2,072	16,686	18,758	(6,058)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	8,778	778	11,421	12,199	(4,653)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	3,334	317	4,071	4,388	(1,562)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	9,329	2,661	15,523	18,184	(6,625)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	2,462	—	7,890	7,890	(4,871)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	2,399	871	5,102	5,973	(3,161)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	2,477	900	4,577	5,477	(2,264)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,888	272	2,521	2,793	(888)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	1,005	20,379	9,209	29,588	(1,385)	2020
Wilderness Lakes	Menifee	CA	—	2,157	5,088	405	6,762	2,562	11,850	14,412	(5,023)	2004
Coralwood	Modesto	CA	—	—	5,047	—	2,151	—	7,198	7,198	(5,428)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	9,616	2,836	13,994	16,830	(4,854)	2004
Lake Minden	Nicolaus	CA	—	961	2,267	13	2,575	974	4,842	5,816	(2,573)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	4,166	1,940	9,798	11,738	(4,697)	2004
Oceanside RV	Oceanside	CA	—	27,781	16,596	—	2,172	27,781	18,768	46,549	(3,194)	2022
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	3,974	1,076	6,478	7,554	(2,837)	2004
Concord Cascade	Pacheco	CA	(23,835)	985	3,016	—	6,183	985	9,199	10,184	(5,189)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	4,086	1,660	9,059	10,719	(5,587)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	10,157	1,430	13,485	14,915	(3,929)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	4,526	1,835	8,797	10,632	(4,058)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,447	1,295	5,313	6,608	(3,199)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	2,595	1,799	8,045	9,844	(4,272)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,336	1,155	4,805	5,960	(3,686)	1998
California Hawaiian	San Jose	CA	(28,904)	5,825	17,755	—	8,444	5,825	26,199	32,024	(19,567)	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	1,880	12,342	7,587	19,929	(5,843)	1997
Village of the Four Seasons	San Jose	CA	(16,793)	5,229	15,714	—	2,906	5,229	18,620	23,849	(11,724)	2004
Laguna Lake	San Luis Obispo	CA	(18,776)	2,845	6,520	—	4,530	2,845	11,050	13,895	(6,915)	1998
Contempo Marin	San Rafael	CA	(33,796)	4,787	16,379	—	6,741	4,787	23,120	27,907	(19,594)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	9,967	872	11,996	12,868	(2,753)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,165)	2,103	7,201	—	8,489	2,103	15,690	17,793	(9,944)	1994
Meadowbrook	Santee	CA	(19,320)	4,345	12,528	—	7,285	4,345	19,813	24,158	(13,249)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	1,926	1,595	5,863	7,458	(2,652)	2007
Lamplighter Village	Spring Valley	CA	(35,984)	633	2,201	—	4,685	633	6,886	7,519	(3,706)	1983
Santiago Estates	Sylmar	CA	(19,388)	3,562	10,767	—	5,750	3,562	16,517	20,079	(11,381)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	3,405	602	5,326	5,928	(2,675)	1997
Pilot Knob RV Resort	Winterhaven	CA	—	581	1,151	—	968	581	2,119	2,700	(481)	2022
Hillcrest Village CO	Aurora	CO	(35,107)	1,912	5,202	289	10,466	2,201	15,668	17,869	(9,033)	1983
Cimarron Village	Broomfield	CO	(29,892)	863	2,790	—	2,501	863	5,291	6,154	(3,848)	1983
Holiday Village CO	Colorado Springs	CO	(19,752)	567	1,759	—	3,955	567	5,714	6,281	(3,277)	1983
Bear Creek Village	Denver	CO	(5,109)	1,100	3,359	—	1,638	1,100	4,997	6,097	(3,530)	1998
Holiday Hills Village	Denver	CO	(64,129)	2,159	7,780	—	21,357	2,159	29,137	31,296	(13,405)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	11,126	826	13,541	14,367	(4,316)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	1,163	750	3,428	4,178	(2,731)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,850	1,694	12,915	14,609	(7,774)	1986
Blue Mesa Recreational Ranch	Gunnison	CO	—	5,126	8,217	—	1,117	5,126	9,334	14,460	(2,812)	2022
Pueblo Grande	Pueblo	CO	—	241	1,069	—	6,058	241	7,127	7,368	(2,466)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Woodland Hills	Thornton	CO	(36,759)	1,928	4,408	—	5,120	1,928	9,528	11,456	(7,470)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	735	6,011	13,071	19,082	(6,240)	2011
Waterford Estates	Bear	DE	(35,669)	5,250	16,202	—	4,322	5,250	20,524	25,774	(11,079)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	357	562	2,067	2,629	(1,684)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,884	1,536	7,493	9,029	(6,096)	1988
Mariner's Cove	Millsboro	DE	(17,004)	990	2,971	—	14,598	990	17,569	18,559	(8,541)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	1,149	498	2,676	3,174	(1,922)	1998
Aspen Meadows	Rehoboth	DE	(12,668)	1,148	3,460	—	1,192	1,148	4,652	5,800	(3,634)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	5,231	1,778	7,289	9,067	(5,735)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	11,085	5,516	19,485	17,421	36,906	(6,838)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	1,274	1,093	4,554	5,647	(2,663)	2003
Aventura Marina	Aventura	FL	—	813	811	—	7	813	818	1,631	(188)	2019
Hi-Lift Marina	Aventura	FL	—	21,444	4,178	—	2,018	21,444	6,196	27,640	(1,358)	2021
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	18,253	5,273	34,075	39,348	(15,952)	2004
Windmill Manor	Bradenton	FL	(9,035)	2,153	6,125	—	2,996	2,153	9,121	11,274	(7,027)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	2,612	2,300	9,515	11,815	(5,633)	2004
Clover Leaf Farms	Brooksville	FL	(29,591)	13,684	24,106	—	16,041	13,684	40,147	53,831	(13,371)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	1,128	1,092	3,306	4,398	(1,203)	2011
Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	44	38,652	12,616	38,652	51,268	(2,573)	2020
Palm Harbour Marina	Cape Haze	FL	—	13,228	6,310	—	(451)	13,228	5,859	19,087	(1,068)	2021
Glen Ellen	Clearwater	FL	—	619	1,882	—	751	619	2,633	3,252	(1,639)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	4,111	1,278	8,039	9,317	(4,815)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	822	925	3,688	4,613	(2,998)	1998
Serendipity	Clearwater	FL	(15,656)	18,944	11,782	—	2,461	18,944	14,243	33,187	(5,836)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	1,040	4,984	9,522	14,506	(4,434)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	692	3,102	6,172	9,274	(2,874)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	1,013	1,649	6,041	7,690	(3,978)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	5,614	3,883	17,314	21,197	(8,900)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	2,659	1,595	7,452	9,047	(4,141)	2004
Orange Lake	Clermont	FL	—	4,303	6,815	—	2,148	4,303	8,963	13,266	(3,780)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	26,395	3,015	33,412	36,427	(9,997)	2004
Cortez Village Marina	Cortez	FL	—	17,936		—	865	17,936	4,821	22,757	(962)	2021
Crystal Isles	Crystal River	FL	—	926	2,787	10	6,079	936	8,866	9,802	(3,519)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	509	10,393	6,726	17,119	(3,420)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Carriage Cove	Daytona Beach	FL	(13,688)	2,914	8,682	—	4,561	2,914	13,243	16,157	(9,263)	1998
Daytona Beach Marina	Daytona Beach	FL	—	1,962	9,034	—	795	1,962	9,829	11,791	(2,075)	2019
Lake Haven	Dunedin	FL	(11,601)	1,135	4,047	—	4,831	1,135	8,878	10,013	(6,817)	1983
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	1,593	21,685	17,351	39,036	(3,755)	2020
Coquina Crossing	Elkton	FL	(24,002)	5,274	5,545	—	31,033	5,274	36,578	41,852	(17,656)	1999
Colony Cove	Ellenton	FL	(82,610)	28,660	92,457	38,094	43,364	66,754	135,821	202,575	(52,296)	2011
Ridgewood Estates	Ellenton	FL	(24,843)	8,769	8,791	—	1,541	8,769	10,332	19,101	(4,625)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	1,501	3,800	10,456	14,256	(4,596)	2011
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	7,134	2,169	13,018	15,187	(8,288)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	7,866	3,637	8,815	12,452	(6,370)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	2,896	—	3,124	3,124	(1,415)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	1,651	1,741	6,821	8,562	(4,078)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	3,786	53,850	22,583	76,433	(5,949)	2018
Park City West	Fort Lauderdale	FL	(25,467)	4,184	12,561	—	2,406	4,184	14,967	19,151	(9,529)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(16,374)	3,099	9,286	—	3,141	3,099	12,427	15,526	(7,266)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,754	1,554	2,801	1,554	4,355	(180)	2018
Fish Tale Marina	Fort Myers	FL	—	24,027	5,555	—	2,066	24,027	7,621	31,648	(1,009)	2021
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	9,920	2,037	13,468	15,505	(3,527)	2004
Gulf Air	Fort Myers Beach	FL	—	1,609	4,746	—	9,478	1,609	14,224	15,833	(4,127)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	1,014	3,275	8,179	11,454	(3,736)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	7,909	1,848	13,117	14,965	(7,665)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	2,568	9,240	15,852	25,092	(6,682)	2018
Hollywood Marina	Hollywood	FL	—	14,638	4,065	—	1,274	14,638	5,339	19,977	(1,224)	2019
South Miami Marina	Homestead	FL	—	—	13,144	—	471	—	13,615	13,615	(2,937)	2019
Barrington Hills	Hudson	FL	(5,912)	1,145	3,437	—	3,036	1,145	6,473	7,618	(3,112)	2004
Jupiter Marina	Jupiter	FL	—	5,090	4,842	—	1,522	5,090	6,364	11,454	(1,846)	2019
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	14,137	4,852	28,733	33,585	(18,260)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	5,619	3,438	9,240	12,678	(5,866)	1998
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	20,159	5,677	37,275	42,952	(19,570)	2004
Lake Worth Village	Lake Worth	FL	—	14,959	24,501	—	6,091	14,959	30,592	45,551	(13,415)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	1,120	3,775	7,525	11,300	(3,235)	2011
Beacon Terrace	Lakeland	FL	(8,088)	5,372	9,153	216	1,599	5,588	10,752	16,340	(4,720)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	521	1,696	3,585	5,281	(1,630)	2011
Lakeland Harbor	Lakeland	FL	(35,408)	10,446	17,376	—	1,800	10,446	19,176	29,622	(8,686)	2011
Lakeland Junction	Lakeland	FL	(2,870)	3,018	4,752	—	495	3,018	5,247	8,265	(2,457)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lantana Marina	Lantana	FL	—	8,276	5,108	—	(59)	8,276	5,049	13,325	(1,545)	2019
Maralago Cay	Lantana	FL	(35,826)	5,325	15,420	—	8,144	5,325	23,564	28,889	(18,371)	1997
South Lantana Marina	Lantana	FL	—	2,345	1,894	—	585	2,345	2,479	4,824	(798)	2019
Down Yonder	Largo	FL	—	2,652	7,981	—	2,628	2,652	10,609	13,261	(6,701)	1998
East Bay Oaks	Largo	FL	(7,728)	1,240	3,322	—	2,430	1,240	5,752	6,992	(4,472)	1983
Eldorado Village	Largo	FL	(5,165)	778	2,341	—	2,399	778	4,740	5,518	(3,389)	1983
Paradise Park - Largo	Largo	FL	(4,994)	3,523	4,026	—	823	3,523	4,849	8,372	(2,113)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	599	1,722	5,799	7,521	(3,840)	2004
Vacation Village	Largo	FL	(5,471)	1,315	3,946	—	1,245	1,315	5,191	6,506	(3,209)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	2,297	8,218	16,351	24,569	(7,284)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	1,878	1,602	6,700	8,302	(3,899)	2004
Mid-Florida Lakes	Leesburg	FL	(54,998)	5,997	20,635	—	18,785	5,997	39,420	45,417	(29,343)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	20,147	16,611	27,485	44,096	(6,821)	2013
Winter Quarters Pasco	Lutz	FL	(7,907)	1,494	4,484	—	2,892	1,494	7,376	8,870	(3,868)	2004
Coral Cay Plantation	Margate	FL	(87,512)	5,890	20,211	—	11,839	5,890	32,050	37,940	(26,716)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	3,836	1,862	9,463	11,325	(7,306)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	3,725	5,362	9,963	15,325	(3,893)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	708	796	3,103	3,899	(1,866)	2004
Country Place (2)	New Port Richey	FL	(15,614)	663	—	18	8,955	681	8,955	9,636	(7,301)	1986
Hacienda Village	New Port Richey	FL	(13,542)	4,297	13,088	—	5,427	4,297	18,515	22,812	(11,635)	2002
Harbor View Mobile Manor	New Port Richey	FL	(14,835)	4,030	12,146	—	6,617	4,030	18,763	22,793	(9,830)	2002
Bay Lake Estates	Nokomis	FL	(9,343)	990	3,390	—	3,765	990	7,155	8,145	(4,957)	1994
Lake Village	Nokomis	FL	(12,790)	15,850	18,099	10,408	4,950	26,258	23,049	49,307	(9,231)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	2,820	5,321	18,798	24,119	(12,345)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	32,216	4,207	46,626	50,833	(18,573)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	8,421	5,004	23,487	28,491	(10,735)	2006
Lake Fairways	North Fort Myers	FL	(31,295)	6,075	18,134	35	6,043	6,110	24,177	30,287	(20,878)	1994
Pine Lakes	North Fort Myers	FL	(58,036)	6,306	14,579	24,941	12,154	31,247	26,733	57,980	(21,818)	1994
Pioneer Village	North Fort Myers	FL	(15,873)	4,116	12,353	—	5,775	4,116	18,128	22,244	(10,411)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	2,696	4,224	4,995	9,219	(1,974)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	7,618	1,784	11,989	13,773	(8,308)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	6,421	1,417	11,861	13,278	(7,921)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	3,309	3,853	11,276	15,129	(4,672)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	13,521	850	16,093	16,943	(4,716)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	4,982	2,250	11,904	14,154	(8,667)	1993

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	5,842	11,265	18,273	29,538	(10,814)	2004
Okeechobee RV Resort	Okeechobee	FL	—	14,897	27,337	—	3,683	14,897	31,020	45,917	(8,700)	2021
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	1,263	4,622	8,463	13,085	(3,805)	2011
Hidden Valley	Orlando	FL	(24,844)	11,398	12,861	—	1,962	11,398	14,823	26,221	(6,674)	2011
Starlight Ranch	Orlando	FL	(27,019)	13,543	20,388	—	8,662	13,543	29,050	42,593	(11,392)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	3,644	2,610	11,481	14,091	(6,522)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	2,479	2,001	8,483	10,484	(5,006)	2004
Palm Beach Gardens Marina	Palm Beach	FL	—	15,734	4,938	—	338	15,734	5,276	21,010	(1,408)	2019
The Meadows, FL	Palm Beach Gardens	FL	(40,982)	3,229	9,870	—	8,044	3,229	17,914	21,143	(12,126)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	16,872	2,798	19,777	22,575	(3,413)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	5,784	2,377	12,869	15,246	(7,484)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	16,145	4,589	29,320	33,909	(18,980)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,498	771	5,011	5,782	(3,266)	1998
Breezy Hill	Pompano Beach	FL	(25,800)	5,424	16,555	—	4,164	5,424	20,719	26,143	(14,025)	2002
Hidden Harbour Marina	Pompano Beach	FL	—	26,116	12,513	—	1,280	26,116	13,793	39,909	(2,303)	2021
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	1,030	1,085	4,160	5,245	(2,673)	2002
Inlet Harbor Marina	Ponce Inlet	FL	—	11,858	5,485	—	1,621	11,858	7,106	18,964	(1,225)	2021
Harbor Lakes	Port Charlotte	FL	(15,655)	3,384	10,154	—	3,739	3,384	13,893	17,277	(7,941)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	5,462	2,469	12,945	15,414	(8,366)	1998
Pickwick Village	Port Orange	FL	(14,373)	2,803	8,870	—	7,782	2,803	16,652	19,455	(9,709)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	1,010	3,866	4,538	8,404	(2,962)	2016
Emerald Lake	Punta Gorda	FL	(3,577)	3,598	5,197	—	2,058	3,598	7,255	10,853	(2,836)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	2,490	717	4,648	5,365	(2,524)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	4,734	2,365	12,020	14,385	(5,771)	2006
Kingswood	Riverview	FL	—	9,094	8,365	—	1,918	9,094	10,283	19,377	(3,451)	2018
Palm Lake	Riviera Beach	FL	(17,029)	56,323	27,418	—	14,385	56,323	41,803	98,126	(9,995)	2018
Riviera Beach Marina	Riviera Beach	FL	—	15,725	12,966	—	3,178	15,725	16,144	31,869	(4,472)	2019
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	1,946	1,089	5,322	6,411	(3,959)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	2,822	2,413	6,538	8,951	(1,904)	2014
Covington Estates	Saint Cloud	FL	(8,086)	3,319	7,253	—	821	3,319	8,074	11,393	(3,696)	2011
Winds of St. Armands North	Sarasota	FL	(21,126)	1,523	5,063	20	5,025	1,543	10,088	11,631	(7,843)	1983
Winds of St. Armands South	Sarasota	FL	(13,777)	1,106	3,162	4,018	11,013	5,124	14,175	19,299	(5,192)	1983
Topics RV Resort	Spring Hill	FL	(3,429)	844	2,568	—	1,546	844	4,114	4,958	(2,333)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	11,411	1,678	16,455	18,133	(4,030)	2007

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
St. Pete Marina	St. Petersburg	FL	—	12,591	19,066	—	863	12,591	19,929	32,520	(5,194)	2019
Riverwatch Marina	Stuart	FL	—	19,994	8,910	—	560	19,994	9,470	29,464	(1,568)	2021
Carefree Village	Tampa	FL	(26,887)	6,799	10,421	—	2,018	6,799	12,439	19,238	(5,596)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	1,530	2,678	5,546	8,224	(2,272)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	2,979	11,369	25,749	37,118	(11,356)	2011
Bay Indies	Venice	FL	(188,876)	10,483	31,559	10	17,109	10,493	48,668	59,161	(37,104)	1994
Ramblers Rest RV Resort	Venice	FL	(30,126)	4,646	14,201	—	17,960	4,646	32,161	36,807	(12,901)	2006
Countryside at Vero Beach	Vero Beach	FL	(57,430)	3,711	11,133	—	10,046	3,711	21,179	24,890	(15,702)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	5,809	2,403	13,068	15,471	(9,427)	1994
Heron Cay	Vero Beach	FL	(23,866)	14,368	23,792	—	3,297	14,368	27,089	41,457	(12,218)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	258	350	1,632	1,982	(1,408)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	5,737	1,603	10,550	12,153	(4,178)	2004
Vero Beach Marina	Vero Beach	FL	—	3,644	5,519	—	2,294	3,644	7,813	11,457	(1,592)	2019
Vero Palm Estates	Vero Beach	FL	(9,584)	6,697	9,025	—	2,126	6,697	11,151	17,848	(4,860)	2011
Village Green	Vero Beach	FL	(57,097)	15,901	25,175	518	5,394	16,419	30,569	46,988	(13,394)	2011
Peace River	Wauchula	FL	—	900	2,100	25	5,417	925	7,517	8,442	(2,351)	2006
Palm Beach Colony	West Palm Beach	FL	(9,037)	5,930	10,113	8	1,470	5,938	11,583	17,521	(5,313)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	2,264	6,990	17,379	24,369	(7,979)	2011
Three Flags	Wildwood	FL	—	228	684	—	1,082	228	1,766	1,994	(854)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	2,731	2,321	9,693	12,014	(4,655)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	15,558	3,961	22,392	26,353	(5,851)	2011
Forest Lake Estates MH	Zephyrhills	FL	(16,117)	40,716	33,918	1,194	8,734	41,910	42,652	84,562	(18,365)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	907	—	1,444	1,444	(361)	2016
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	962	837	3,480	4,317	(1,888)	2004
Coach Royale	Boise	ID	—	465	1,685	—	455	465	2,140	2,605	(928)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	1,577	1,358	6,728	8,086	(2,826)	2011
Shenandoah Estates	Boise	ID	(8,242)	1,287	7,603	—	754	1,287	8,357	9,644	(3,737)	2011
West Meadow Estates	Boise	ID	(6,550)	1,371	6,770	—	819	1,371	7,589	8,960	(3,358)	2011
O'Connell's Yogi Bear RV Resort	Amboy	IL	(2,204)	1,648	4,974	—	8,731	1,648	13,705	15,353	(5,406)	2004
Pheasant Lake Estates	Beecher	IL	(35,974)	12,764	42,183	872	6,011	13,636	48,194	61,830	(17,786)	2013
Pine Country	Belvidere	IL	—	53	166	—	3,187	53	3,353	3,406	(928)	2006
Willow Lake Estates	Elgin	IL	(34,849)	6,138	21,033	—	23,699	6,138	44,732	50,870	(28,034)	1994
Golf Vista Estates	Monee	IL	(29,897)	2,842	4,719	1	14,856	2,843	19,575	22,418	(10,790)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	18,739	456	19,800	20,256	(4,268)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	2,301	157	2,666	2,823	(797)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Twin Mills RV	Howe	IN	—	1,399	4,186	—	1,258	1,399	5,444	6,843	(3,017)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	899	426	2,180	2,606	(1,038)	2004
Dale Hollow State Park Marina	Burkesville	KY	—	—	7,399	—	944	—	8,343	8,343	(1,564)	2021
Diamond Caverns	Park City	KY	—	530	1,512	(3)	1,135	527	2,647	3,174	(1,369)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	1,487	91	1,775	1,866	(523)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	773	2,034	3,955	5,989	(1,661)	2011
The Glen	Rockland	MA	—	940	1,680	—	75	940	1,755	2,695	(835)	2011
Old Chatham	South Dennis	MA	(5,597)	1,760	5,293	—	5,617	1,760	10,910	12,670	(4,118)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	1,404	110	1,751	1,861	(649)	2006
Fernwood	Capitol Heights	MD	(9,871)	6,556	11,674	—	1,946	6,556	13,620	20,176	(6,080)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	2,374	22,774	44,949	67,723	(21,085)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	1,222	1,037	4,349	5,386	(2,138)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	552	267	1,354	1,621	(663)	2007
Pinehirst	Old Orchard Beach	ME	(10,817)	1,942	5,827	—	3,095	1,942	8,922	10,864	(4,876)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	1,640	1,451	6,048	7,499	(2,777)	2007
Moody Beach	Wells	ME	—	93	292	—	6,065	93	6,357	6,450	(1,378)	2006
Bear Cave	Buchanan	MI	—	176	516	—	1,046	176	1,562	1,738	(647)	2006
St Clair	St. Clair	MI	—	453	1,068	6	1,646	459	2,714	3,173	(1,224)	2004
Cedar Knolls	Apple Valley	MN	(29,690)	10,021	14,357	—	2,637	10,021	16,994	27,015	(7,744)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	7,469	11,097	30,601	41,698	(12,462)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,855	2,959	10,737	13,696	(4,723)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	4,942	4,314	13,874	18,188	(5,009)	2011
Boathouse Marina	Beaufort	NC	—	6,610	13,217	—	2,350	6,610	15,567	22,177	(2,396)	2021
Forest Lake	Advance	NC	—	986	2,325	13	11,455	999	13,780	14,779	(3,241)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	3,008	1,183	6,519	7,702	(2,631)	2006
Waterway RV	Cedar Point	NC	(4,178)	2,392	7,185	—	1,504	2,392	8,689	11,081	(5,481)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	3,465	1,709	6,826	8,535	(3,255)	2004
Holiday Trav-L-Park Resort	Emerald Isle	NC	—	17,212	33,520	—	512	17,212	34,032	51,244	(5,952)	2022
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	7,500	3,414	13,398	16,812	(1,729)	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	3,162	1,037	6,237	7,274	(2,847)	2006
Lake Gaston	Littleton	NC	—	130	409	—	3,111	130	3,520	3,650	(990)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	2,681	1,504	7,268	8,772	(3,400)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	266	1,476	2,858	4,334	(1,073)	2015
Goose Creek	Newport	NC	(11,631)	4,612	13,848	750	3,610	5,362	17,458	22,820	(11,146)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	609	3,097	5,690	8,787	(2,047)	2015

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	424	4,633	8,201	12,834	(1,865)	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,269	22,721	7,358	38,137	45,495	(6,423)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	2,240	4,563	17,189	21,752	(7,681)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	494	943	3,401	4,344	(1,556)	2011
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	460	1,755	5,725	7,480	(3,619)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	1,347	3,096	3,449	6,545	(1,301)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	2,019	3,557	5,929	9,486	(2,905)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	895	4,027	4,479	8,506	(2,749)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	1,314	3,707	5,956	9,663	(3,325)	2020
Whippoorwill RV	Marmon	NJ	—	4,201	17,589	—	310	4,201	17,899	22,100	(3,534)	2022
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	3,257	536	3,546	4,082	(632)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,362	2,840	5,407	8,247	(1,866)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	3,409	378	4,601	4,979	(2,145)	2006
Pine Haven	Ocean View	NJ	—	15,586	47,165	—	1,103	15,586	48,268	63,854	(11,488)	2021
Red Oak Shores Campground	Ocean View	NJ	—	2,193	6,759	—	775	2,193	7,534	9,727	(1,439)	2023
Chestnut Lake	Port Republic	NJ	—	337	796	5	2,529	342	3,325	3,667	(1,252)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,807	198	5,432	5,630	(1,859)	2006
Pine Ridge at Crestwood	Whiting	NJ	(57,008)	17,367	33,127	—	10,373	17,367	43,500	60,867	(17,651)	2011
Mountain View - NV	Henderson	NV	(33,128)	16,665	25,915	—	1,749	16,665	27,664	44,329	(12,757)	2011
Bonanza Village	Las Vegas	NV	—	908	2,643	(1)	3,318	907	5,961	6,868	(4,255)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	6,046	2,995	15,066	18,061	(10,361)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	2,028	2,648	10,017	12,665	(8,853)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,498	1,730	7,764	9,494	(6,803)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	3,221	1,063	5,694	6,757	(2,435)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	2,464	2,896	11,238	14,134	(9,120)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	5,540	1,115	8,780	9,895	(2,935)	2006
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	4,761	4,936	18,886	23,822	(10,678)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	13,765	3,562	24,473	28,035	(10,526)	2005
The Woodlands	Lockport	NY	(39,353)	12,183	39,687	6	10,984	12,189	50,671	62,860	(20,664)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	8,475	4,151	17,889	22,040	(12,791)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	11,306	7,325	32,447	39,772	(17,218)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	602	540	2,228	2,768	(1,182)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	697	299	1,393	1,692	(764)	2004
Bay Point Marina	Marblehead	OH	—	8,575	17,037	—	2,486	8,575	19,523	28,098	(3,420)	2021

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Wilmington	Wilmington	OH	—	235	555	3	1,529	238	2,084	2,322	(817)	2004
Bend	Bend	OR	—	733	1,729	10	6,717	743	8,446	9,189	(2,379)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	2,113	1,197	5,806	7,003	(3,982)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	9,553	1,091	12,092	13,183	(3,379)	2004
Falcon Wood Village	Eugene	OR	(14,136)	1,112	3,426	—	2,156	1,112	5,582	6,694	(3,735)	1997
Portland Fairview	Fairview	OR	(19,091)	7,330	10,278	—	1,591	7,330	11,869	19,199	(5,345)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	1,263	—	4,512	4,512	(3,566)	1997
South Jetty	Florence	OR	—	678	1,598	9	3,504	687	5,102	5,789	(1,953)	2004
Seaside	Seaside	OR	—	891	2,101	12	2,699	903	4,800	5,703	(2,255)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	2,420	764	4,197	4,961	(1,917)	2004
Hope Valley	Turner	OR	—	7,373	14,517	—	1,041	7,373	15,558	22,931	(2,923)	2021
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	15,635	1,817	21,368	23,185	(7,409)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	1,791	8,359	18,732	27,091	(8,331)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	2,450	866	5,051	5,917	(1,939)	2009
Green Acres	Breinigsville	PA	(33,001)	2,680	7,479	—	7,962	2,680	15,441	18,121	(11,430)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	1,464	111	1,814	1,925	(676)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	1,114	296	2,047	2,343	(955)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	571	206	1,220	1,426	(591)	2006
Drummer Boy	Gettysburg	PA	—	1,884	20,342	—	1,527	1,884	21,869	23,753	(7,279)	2019
Round Top	Gettysburg	PA	—	1,214	11,355	—	1,358	1,214	12,713	13,927	(6,122)	2019
Circle M	Lancaster	PA	—	330	1,041	—	4,651	330	5,692	6,022	(1,774)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	3,073	1,301	6,101	7,402	(3,287)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	1,125	1,263	4,911	6,174	(2,379)	2009
PA Dutch County	Manheim	PA	—	88	278	—	1,369	88	1,647	1,735	(454)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,855	1,593	6,650	8,243	(4,060)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	4,891	5,627	18,484	24,111	(7,474)	2011
Scotrun	Scotrun	PA	—	153	483	—	1,811	153	2,294	2,447	(673)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	1,274	1,666	6,318	7,984	(3,600)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	1,593	3,207	8,775	11,982	(3,722)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	2,307	12,618	10,796	23,414	(6,525)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	3,369	463	4,447	4,910	(1,265)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	682	1,546	5,324	6,870	(3,085)	2006
Carolina Shores RV	Myrtle Beach	SC	—	82,318	35,628	—	2,426	82,318	38,054	120,372	(10,244)	2021
Rivers Edge Marina	North Charleston	SC	—	20,305	6,405	—	231	20,305	6,636	26,941	(1,356)	2021
The Oaks	Yemassee	SC	—	267	810	—	498	267	1,308	1,575	(666)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Natchez Trace	Hohenwald	TN	—	533	1,257	7	4,468	540	5,725	6,265	(1,861)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	360	120	639	759	(332)	2004
Alamo Palms	Alamo	TX	(3,426)	1,562	7,924	—	1,851	1,562	9,775	11,337	(4,003)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	3,717	444	4,750	5,194	(1,577)	2004
Colorado River	Columbus	TX	—	466	1,099	6	7,127	472	8,226	8,698	(1,833)	2004
Victoria Palms	Donna	TX	(6,130)	2,849	12,305	—	8,604	2,849	20,909	23,758	(7,771)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	11,579	494	12,730	13,224	(2,864)	2004
Lakewood	Harlingen	TX	—	325	979	—	1,416	325	2,395	2,720	(1,051)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	3,225	1,568	7,930	9,498	(4,126)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	3,541	1,494	8,025	9,519	(4,269)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	1,846	1,221	5,655	6,876	(3,488)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	3,700	949	5,908	6,857	(2,654)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	1,876	448	3,221	3,669	(1,380)	2004
Lake Conroe KOA	Montgomery	TX	—	2,699	8,430	(3)	797	2,696	9,227	11,923	(1,418)	2021
Lake Tawakoni	Point	TX	—	35	2,320	—	2,370	35	4,690	4,725	(2,208)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	9,140	2,945	14,700	17,645	(10,469)	1998
Country Sunshine	Weslaco	TX	—	627	1,881	—	2,282	627	4,163	4,790	(2,178)	2004
Leisure World	Weslaco	TX	—	957	2,575	—	1,160	957	3,735	4,692	(1,917)	2020
Southern Comfort	Weslaco	TX	(3,560)	1,108	3,323	—	1,364	1,108	4,687	5,795	(2,792)	2004
Trails End RV	Weslaco	TX	—	1,115	4,086	—	954	1,115	5,040	6,155	(2,617)	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	3,031	689	4,633	5,322	(2,009)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	24,317	1,381	27,531	28,912	(7,544)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	3,351	1,346	7,530	8,876	(5,552)	1997
St George	Hurricane	UT	—	64	264	2	1,805	66	2,069	2,135	(568)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	1,197	510	2,820	3,330	(1,988)	1997
Meadows of Chantilly	Chantilly	VA	(34,947)	5,430	16,440	—	9,548	5,430	25,988	31,418	(21,887)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	1,223	64	1,425	1,489	(575)	2006
Lynchburg	Gladys	VA	—	266	627	3	1,205	269	1,832	2,101	(774)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	9,109	1,246	12,009	13,255	(3,924)	2004
Bayport Development	Jamaica	VA	—	4,942	—	3,279	3,549	8,221	3,549	11,770	(293)	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	645	610	2,064	2,674	(1,247)	2004
Grey's Point Camp	Topping	VA	(18,111)	33,492	17,104	—	5,684	33,492	22,788	56,280	(9,712)	2017
Bethpage Camp Resort	Urbanna	VA	(30,226)	45,415	38,149	—	27,762	45,415	65,911	111,326	(19,245)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	1,885	111	2,235	2,346	(635)	2006
Regency Lakes	Winchester	VA	(45,534)	9,757	19,055	—	2,731	9,757	21,786	31,543	(9,938)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/24
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Birch Bay	Blaine	WA	—	502	1,185	7	1,481	509	2,666	3,175	(1,206)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	3,645	629	5,109	5,738	(2,120)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	5,062	598	6,454	7,052	(2,198)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	1,715	475	3,140	3,615	(1,228)	2008
Tall Chief	Fall City	WA	—	314	946	—	2,319	314	3,265	3,579	(1,085)	2010
Kloshe Illahee	Federal Way	WA	(15,862)	2,408	7,286	—	3,128	2,408	10,414	12,822	(7,389)	1997
La Conner	La Conner	WA	—	—	2,016	—	3,501	—	5,517	5,517	(2,891)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	3,440	796	5,293	6,089	(2,067)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	3,416	506	4,594	5,100	(1,315)	2004
Little Diamond	Newport	WA	—	353	834	5	1,547	358	2,381	2,739	(1,210)	2004
Oceana	Oceana City	WA	—	283	668	4	945	287	1,613	1,900	(704)	2004
Crescent Bar	Quincy	WA	—	314	741	4	1,428	318	2,169	2,487	(943)	2004
Long Beach	Seaview	WA	—	321	758	5	2,778	326	3,536	3,862	(950)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	5,053	472	6,152	6,624	(1,550)	2004
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	5,192	4,474	21,786	26,260	(7,617)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	1,974	1,437	6,270	7,707	(3,747)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	1,141	556	2,770	3,326	(1,397)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	3,778	1,789	11,391	13,180	(3,638)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	2,777	3,159	16,607	19,766	(5,856)	2014
Westwood Estates	Pleasant Prairie	WI	(19,702)	5,382	19,732	—	3,148	5,382	22,880	28,262	(8,793)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	2,449	2,293	9,328	11,621	(4,401)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	1,291	714	3,443	4,157	(1,795)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	566	1,333	2,804	4,137	(2,029)	2019
Neshonoc Lakeside	West Salem	WI	—	1,106	4,861	(1)	889	1,105	5,750	6,855	(2,176)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	1	1,362	523	2,978	3,501	(1,459)	2006
Subtotal of Properties Held for Long Term			(2,928,292)	1,970,254	3,368,825	115,382	2,047,335	2,085,636	5,416,160	7,501,796	(2,517,039)
Realty Systems, Inc.			—	—	—	—	337,479	—	337,479	337,479	(78,430)	2002
Management business and other			—	3,447	578	(401)	72,791	3,046	73,369	76,415	(44,069)
			$(2,928,292)	$1,973,701	$3,369,403	$114,981	$2,457,605	$2,088,682	$5,827,008	$7,915,690	$(2,639,538)
_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for The Crossing at Voyager and Country Place, which were constructed.
(3)Aggregate cost for federal income tax purposes is approximately $5.2 billion.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2024	2023	2022
Balance, beginning of year	$7,706,291	$7,369,561	$6,989,064
Acquisitions	1,334	10,057	141,588
Improvements	237,215	311,287	249,277
Manufactured homes, net	(26,685)	17,578	14,539
Dispositions and other	(2,465)	(2,192)	(24,907)
Balance, end of year	$7,915,690	$7,706,291	$7,369,561

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2024	2023	2022
Balance, beginning of year	$2,448,876	$2,258,540	$2,103,774
Depreciation and amortization	204,936	200,743	202,566
Dispositions and other	(14,274)	(10,407)	(47,800)
Balance, end of year	$2,639,538	$2,448,876	$2,258,540