Form 10-Q
period 2025-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2025-04-30
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,189,505 shares of Common Stock as of April 23, 2025.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,682	$2,088,682
Land improvements	4,630,575	4,582,815
Buildings and other depreciable property	1,241,287	1,244,193
	7,960,544	7,915,690
Accumulated depreciation	(2,688,159)	(2,639,538)
Net investment in real estate	5,272,385	5,276,152
Cash and restricted cash	47,476	24,576
Notes receivable, net	47,730	50,726
Investment in unconsolidated joint ventures	89,553	83,772
Deferred commission expense	57,144	56,516
Other assets, net	128,076	153,910
Total Assets	$5,642,364	$5,645,652

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,912,325	$2,928,292
Term loans, net	199,423	199,344
Unsecured line of credit	63,000	77,000
Accounts payable and other liabilities	161,751	159,225
Deferred membership revenue	230,455	229,301
Accrued interest payable	10,489	10,679
Rents and other customer payments received in advance and security deposits	128,673	122,448
Distributions payable	102,983	95,577
Total Liabilities	3,809,099	3,821,866
Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 191,144,217 and 191,056,527 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1,962	1,962
Paid-in capital	1,951,391	1,951,430
Distributions in excess of accumulated earnings	(204,226)	(214,979)
Accumulated other comprehensive income	674	2,303
Total Stockholders’ Equity	1,749,801	1,740,716
Non-controlling interests – Common OP Units	83,464	83,070
Total Equity	1,833,265	1,823,786
Total Liabilities and Equity	$5,642,364	$5,645,652

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2025	2024
Revenues:
Rental income	$327,206	$316,599
Annual membership subscriptions	16,342	16,215
Membership upgrade revenue	3,052	3,947
Other income	15,555	15,548
Gross revenues from home sales, brokered resales and ancillary services	20,923	30,053
Interest income	2,238	2,168
Income from other investments, net	2,018	2,038
Total revenues	387,334	386,568
Expenses:
Property operating and maintenance	118,566	114,783
Real estate taxes	21,643	20,787
Membership sales and marketing	3,931	5,297
Property management	20,430	19,710
Depreciation and amortization	50,942	51,108
Cost of home sales, brokered resales and ancillary services	13,692	21,967
Home selling expenses and ancillary operating expenses	6,168	6,147
General and administrative	9,239	11,989
Casualty-related charges/(recoveries), net	217	(14,843)
Other expenses	1,878	1,092
Interest and related amortization	31,136	33,543
Total expenses	277,842	271,580
Income before other items	109,492	114,988
Equity in income of unconsolidated joint ventures	4,901	283
Consolidated net income	114,393	115,271

Income allocated to non-controlling interests – Common OP Units	(5,201)	(5,366)
Net income available for Common Stockholders	$109,192	$109,905

Consolidated net income	$114,393	$115,271
Other comprehensive income (loss):
Adjustment for fair market value of swaps	(1,629)	(781)
Consolidated comprehensive income	112,764	114,490
Comprehensive income allocated to non-controlling interests – Common OP Units	(5,127)	(5,329)
Comprehensive income attributable to Common Stockholders	$107,637	$109,161

Earnings per Common Share – Basic	$0.57	$0.59

Earnings per Common Share – Fully Diluted	$0.57	$0.59

Weighted average Common Shares outstanding – Basic	190,925	186,287
Weighted average Common Shares outstanding – Fully Diluted	200,074	195,545

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786
Issuance of Common Stock through employee stock purchase plan	—	391	—	—	—	—	391
Compensation expenses related to restricted stock and stock options	—	1,771	—	—	—	—	1,771
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	118	—	—	—	(118)	—
Adjustment for fair market value of swap	—	—	—	—	(1,629)	—	(1,629)
Consolidated net income	—	—	—	109,192	—	5,201	114,393
Distributions	—	—	—	(98,439)	—	(4,689)	(103,128)
Other	—	(61)	—	—	—	—	(61)
Balance as of March 31, 2025	$1,962	$1,951,391	$—	$(204,226)	$674	$83,464	$1,833,265

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2023	$1,917	$1,644,319	$—	$(223,576)	$6,061	$69,900	$1,498,621
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,716	—	—	—	—	1,716
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	58	—	—	—	(58)	—
Adjustment for fair market value of swap	—	—	—	—	(781)	—	(781)
Consolidated net income	—	—	—	109,905	—	5,366	115,271
Distributions	—	—	—	(89,050)	—	(4,348)	(93,398)
Other	—	(157)	—	—	—	—	(157)
Balance as of March 31, 2024	$1,917	$1,644,410	$—	$(202,721)	$5,280	$70,860	$1,519,746

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Consolidated net income	$114,393	$115,271
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	52,176	52,427
Amortization of loan costs	1,239	1,286
Equity in income of unconsolidated joint ventures	(4,901)	(283)
Distributions of income from unconsolidated joint ventures	74	224
Proceeds from insurance claims, net	145	(12,349)
Compensation expense related to incentive plans	2,334	2,497
Revenue recognized from membership upgrade sales upfront payments	(3,220)	(3,947)
Commission expense related to memberships	971	1,108
Changes in assets and liabilities:
Manufactured homes, net	(3,074)	2,333
Notes receivable, net	2,996	539
Deferred commission expense	(1,599)	(1,491)
Other assets, net	19,632	11,157
Accounts payable and other liabilities	1,627	15,801
Deferred membership revenue	4,372	9,080
Rents and other customer payments received in advance and security deposits	6,225	5,095
Net cash provided by operating activities	193,390	198,748
Cash Flows From Investing Activities:
Investment in unconsolidated joint ventures	(8,690)	(1,330)
Distributions of capital from unconsolidated joint ventures	7,404	1,586
Proceeds from insurance claims, net	4,167	3,158
Capital improvements	(45,202)	(54,706)
Net cash used in investing activities	(42,321)	(51,292)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	391	382
Distributions:
Common Stockholders	(91,229)	(83,426)
Common OP Unitholders	(4,347)	(4,074)
Share based award tax withholding payments	(2,258)	(1,908)
Principal payments and mortgage debt repayment	(16,665)	(15,929)
Line of credit repayment	(199,500)	(158,000)
Line of credit proceeds	185,500	133,000
Other	(61)	(157)
Net cash used in financing activities	(128,169)	(130,112)
Net increase in cash and restricted cash	22,900	17,344
Cash and restricted cash, beginning of period	24,576	29,937
Cash and restricted cash, end of period	$47,476	$47,281

	Quarters Ended March 31,
	2025	2024
Supplemental Information:
Cash paid for interest, net	$31,661	$33,630
Cash paid for the purchase of manufactured homes	$11,273	$12,927

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.5% interest as of March 31, 2025. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
Equity method of accounting is applied to entities in which ELS does not have a controlling interest but with respect to which it can exercise significant influence over operations and major decisions. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
Annual membership subscriptions and membership upgrades are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Membership subscriptions provide our customers access to specific Properties for limited stays at a specified group of Properties. Upgraded memberships provide enhanced benefits for members in good standing, including longer stays, the ability to make earlier reservations, potential discounts on rental units, and potential access to additional properties. Beginning in the first quarter of 2025, membership upgrade product offerings include two-to four-year term subscription products, that require a non-refundable upfront deposit. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-refundable upfront payments, and members in good standing are entitled to enhanced benefits for as long as they choose to remain in the program.
Membership subscriptions, including subscription-based membership upgrades, are presented within Annual membership subscriptions on the Consolidated Statements of Income and Comprehensive Income. Payments for membership subscriptions are deferred and recognized on a straight-line basis over the period during which access to Sites at certain Properties is provided. Membership subscription receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. Non-refundable upfront payments are recognized on a straight-line basis over 24 years and are presented within Membership upgrade revenue on the Consolidated Statements of Income and Comprehensive Income. Financed upgrade sales (also known as contract receivables) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
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
(b)    Restricted Cash
As of March 31, 2025 and December 31, 2024, restricted cash consisted of $21.3 million and $19.0 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(c)    Fair Value of Financial Instruments
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
The fair market value of mortgage notes payable, the term loan and interest rate derivatives are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 7. Borrowing Arrangements and Note 8. Derivative Instruments and Hedging Activities.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
(d)    Insurance Recoveries
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the quarters ended March 31, 2025 and March 31, 2024, we recognized approximately $0.8 million and $0.5 million, respectively, of expense related to debris removal and cleanup related to Hurricane Ian, Hurricane Milton and Hurricane Helene, with $0.6 million and $0.5 million of offsetting insurance recovery revenue accruals which offset the expenses incurred during the same periods. During the quarter ended March 31, 2024, we also recorded $14.8 million of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
During the quarters ended March 31, 2025 and March 31, 2024, we recognized business interruption recovery revenue of approximately $1.8 million and $1.9 million, respectively, related to Hurricane Ian.
(e)    New Accounting Pronouncements
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

(amounts in thousands)	As of March 31, 2025
2025	$63,456
2026	82,297
2027	52,490
2028	27,851
2029	23,121
Thereafter	45,658
Total	$294,873

Lessee
We lease land under non-cancelable operating leases at 10 Properties expiring on various dates between 2028 and 2054. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended March 31, 2025 and 2024, total operating lease payments were $1.7 million and $1.6 million, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of March 31, 2025:

	As of March 31, 2025
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2025	$680	$4,180	$4,860
2026	684	3,957	4,641
2027	689	3,408	4,097
2028	685	3,029	3,714
2029	627	3,060	3,687
Thereafter	3,212	7,853	11,065
Total undiscounted rental payments	6,577	25,487	32,064
Less imputed interest	(1,677)	(3,968)	(5,645)
Total lease liabilities	$4,900	$21,519	$26,419

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $22.9 million and $26.4 million, respectively, as of March 31, 2025. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.1% as of March 31, 2025.
ROU assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $23.9 million and $27.1 million, respectively, as of December 31, 2024. The weighted average remaining lease term for our operating leases was eight years and the weighted average incremental borrowing rate was 4.1% as of December 31, 2024.

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(amounts in thousands, except per share data)	2025	2024
Numerators:
Net income available for Common Stockholders – Basic	$109,192	$109,905
Amounts allocated to non controlling interest (dilutive securities)	5,201	5,366
Net income available for Common Stockholders – Fully Diluted	$114,393	$115,271
Denominators:
Weighted average Common Shares outstanding – Basic	190,925	186,287
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,104	9,105
Stock options and restricted stock	45	153
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,074	195,545

Earnings per Common Share – Basic	$0.57	$0.59

Earnings per Common Share – Fully Diluted	$0.57	$0.59

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2024:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
$0.4775	December 31, 2024	December 27, 2024	January 10, 2025
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were no OP units exchanged for Common Stock during the quarters ended March 31, 2025 and 2024.
Equity Offering Program
On November 1, 2024, we entered into a new at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of March 31, 2025, the full capacity of our ATM equity offering program remained available for issuance.

Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

					Investment as of		Income/(Loss) for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
RVC	Various	1,489	80%	(b)	59,921	61,505	(1,645)	(414)
Other (c)	Various	2,417	49% to 65%		29,632	22,267	6,546	697
		3,906			$89,553	$83,772	$4,901	$283
_____________________
(a)The percentages shown approximate our economic interest as of March 31, 2025. Our legal ownership interest may differ. We do not exercise control over these entities.
(b)Includes three joint ventures which include eight operating RV communities and one RV property under development.
(c)Includes various other joint ventures.
We received approximately $7.5 million and $1.8 million in distributions from our unconsolidated joint ventures for the quarters ended March 31, 2025 and 2024, respectively. Approximately $6.8 million and $0.6 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended March 31, 2025 and 2024, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of March 31, 2025		As of December 31, 2024
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,459,573	$2,936,023	$2,329,253	$2,952,689

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of March 31, 2025, was approximately 4.0% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2025 to 2041. The debt encumbered a total of 120 of our Properties as of both March 31, 2025 and December 31, 2024, and the gross carrying value of such Properties was approximately $3,283.1 million and $3,268.5 million, as of March 31, 2025 and December 31, 2024, respectively.
Unsecured Debt
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (“LOC”) and had access to a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity of the LOC by $200.0 million, subject to certain conditions. On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to Secured Overnight Financing Rate (“SOFR”) borrowings. The LOC bears interest at a rate of the SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. All other material terms, including interest rate terms, remain the same. On October 3, 2024, we repaid the $300 million Term Loan.
We previously entered into a $200.0 million senior unsecured term loan agreement (the “$200.0 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus 0.10% plus 1.20% to 1.70%, depending on leverage levels.
The LOC had a balance of $63.0 million and $77.0 million outstanding as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our LOC had a remaining borrowing capacity of $436.9 million.
As of March 31, 2025, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

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
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap has a

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging (continued)
fixed interest rate of 3.68% per annum and matures on January 21, 2027. Based on the leverage as of March 31, 2025, our spread over SOFR was 1.20% resulting in an estimated all-in interest rate of 4.88% per annum.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2025	2024
Interest Rate Swaps	Other assets, net	$673	$2,303
The following table presents the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income:

Derivatives in Cash Flow Hedging Relationship	Amount of (gain)/loss recognized in OCI on derivative for the quarters ended March 31,		Location of (gain)/ loss reclassified from Accumulated OCI into income	Amount of (gain)/loss reclassified from Accumulated OCI into income for the quarters ended March 31,
(amounts in thousands)	2025	2024	(amounts in thousands)	2025	2024
Interest Rate Swaps	$909	$(4,057)	Interest Expense	$(721)	$(4,838)
During the next twelve months, we estimate that $0.6 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense related to the 2023 Swap. This estimate may be subject to change as the underlying SOFR changes. As of March 31, 2025, we had not posted any collateral related to the 2023 Swap.

Note 9 - Deferred Revenue from Membership Upgrades and Deferred Commission Expense
The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024
Deferred revenue, beginning	$218,164	$206,625
Deferred membership upgrade revenue	2,886	7,543
Revenue recognized from membership upgrades	(3,220)	(3,947)
Net increase (decrease) in deferred revenue	(334)	3,596
Deferred revenue, ending (a)	$217,830	$210,221

Deferred commission expense, beginning	$53,516	$53,641
Deferred commission expense	1,599	1,491
Commission expense recognized	(971)	(1,108)
Net increase in deferred commission expense	628	383
Deferred commission expense, ending	$54,144	$54,024
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheets.

Note 10 – Equity Incentive Awards
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024.
During the quarter ended March 31, 2025, 99,765 shares of restricted stock were awarded to certain members of our management team pursuant to the authority set forth in the 2024 Plan. Of these shares, 50% are time-based awards, with 47,503 shares vesting in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, and with 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 50% are performance-based awards with 47,506 shares vesting in equal installments on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, and 2,378 shares vesting two thirds on February 3, 2026 and one-third on February 2, 2027, upon meeting performance conditions as established

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Equity Incentive Awards (continued)
by the Compensation Committee in the year of the vesting period. The performance-based awards are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.8 million and $1.7 million for the quarters ended March 31, 2025 and 2024, respectively.
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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of March 31, 2025, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Note 12 - Reportable Segments
We have identified two reportable segments: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties. Each segment is primarily evaluated based on Net Operating Income (“NOI”) which is defined as total operating revenues less total operating expenses. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences.
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2025 or 2024.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters ended March 31, 2025 and 2024:
Quarter Ended March 31, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$369,086	$13,992	$383,078
Operations expenses	(172,731)	(11,699)	(184,430)
NOI	196,355	2,293	198,648
Reconciliation to consolidated net income:
Depreciation and amortization			(50,942)
Interest income			2,238
Income from other investments, net			2,018
General and administrative			(9,239)
Casualty-related charges/(recoveries), net			(217)
Other expenses			(1,878)
Interest and related amortization			(31,136)
Equity in income of unconsolidated joint ventures			4,901
Consolidated net income			$114,393

Total assets	$5,398,043	$244,321	$5,642,364
Capital improvements	$43,531	$1,671	$45,202

Quarter Ended March 31, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$359,736	$22,626	$382,362
Operations expenses	(169,405)	(19,286)	(188,691)
NOI	190,331	3,340	193,671
Reconciliation to consolidated net income:
Depreciation and amortization			(51,108)
Interest income			2,168
Income from other investments, net			2,038
General and administrative			(11,989)
Casualty-related charges/(recoveries), net			14,843
Other expenses (1)			(1,092)
Interest and related amortization			(33,543)
Equity in income of unconsolidated joint ventures			283
Consolidated net income			$115,271

Total assets	$5,366,765	$263,469	$5,630,234
Capital improvements	$51,408	$3,298	$54,706
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(amounts in thousands)	2025	2024
Revenues:
Rental income	$323,813	$313,083
Annual membership subscriptions	16,342	16,215
Membership upgrade revenue	3,052	3,947
Other income	15,555	15,548
Gross revenues from ancillary services	10,324	10,943
Total property operations revenues	369,086	359,736
Expenses:
Utility expense	40,269	39,202
Payroll	28,271	28,268
Repairs & maintenance	22,889	21,362
Insurance and other	25,989	24,573
Real estate taxes	21,643	20,787
Membership sales and marketing	3,931	5,297
Cost of ancillary services	4,445	5,493
Ancillary operating expenses	4,864	4,713
Property management	20,430	19,710
Total property operations expenses	172,731	169,405
NOI	$196,355	$190,331

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(amounts in thousands)	2025	2024
Revenues:
Rental income (1)	$3,393	$3,516
Gross revenue from home sales and brokered resales	10,599	19,110
Total revenues	13,992	22,626
Expenses:
Rental home operating and maintenance	1,148	1,378
Cost of home sales and brokered resales	9,247	16,474
Home selling expenses	1,304	1,434
Total expenses	11,699	19,286
NOI	$2,293	$3,340
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Note 13 – Subsequent Events
In April 2025, we repaid $86.9 million of principal on eight mortgage loans using our line of credit. These mortgage loans had a weighted average interest rate of 3.45% per annum and were secured by four RV communities and four MH communities. The payment represents all debt maturing in 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of March 31, 2025, we owned or had an ownership interest in a portfolio of 455 Properties located throughout the United States and Canada containing 173,340 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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

Management's Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2025
MH Sites	73,200
RV Sites:
Annual	34,300
Seasonal	11,200
Transient	17,800
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,900
Total	173,300
_________________________
(1)Primarily utilized to service approximately 112,400 members. Includes approximately 5,800 Sites rented on an annual basis.
(2)Includes approximately 2,100 annual Sites and 1,800 transient Sites.
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
Results Overview

(amounts in thousands)	Quarters Ended March 31,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.57	$0.59	$(0.02)	(3.0)%
FFO per fully diluted Common Share and OP Unit	$0.83	$0.86	$(0.03)	(2.7)%
Normalized FFO per fully diluted Common Share and OP Unit	$0.83	$0.78	$0.05	6.7%
_____________________
1.Calculations prepared using actual results without rounding.

Core property operating revenues increased 2.9% and Core income from property operations, excluding property management increased 3.8% for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024.

Management's Discussion and Analysis (continued)
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.4% for the quarter ended March 31, 2025 and 94.9% for each of the quarters ended December 31, 2024 and March 31, 2024. For the quarter ended March 31, 2025, our Core Portfolio occupancy decreased by 171 sites, primarily due to resident homes damaged by storms in late 2024 in approximately six Florida communities. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of March 31, 2025, we had 1,918 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 0.2% for the quarter ended March 31, 2025, compared to the same period in 2024, driven primarily by an increase in Annual RV rental income. Core RV and marina base rental income from annuals represents 65.7% of total Core RV and marina base rental income and increased 4.1% for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, due to a 6.4% increase in rate, offset by a decline of 2.3% in occupancy. Core seasonal and transient RV and marina base rental income decreased 5.3% and 9.1%, respectively, for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024 due to returning competitor supply following a period of weather-related disruption in addition to a return to normalized demand.
We closed 117 new home sales during the quarter ended March 31, 2025, compared to 191 new home sales during the quarter ended March 31, 2024, a decrease of 38.7%. The decrease in new home sales during the quarter ended March 31, 2025 was driven by the Florida and Arizona markets, primarily due to the stabilization of occupancy at certain properties which resulted in fewer homes being available for sale this quarter as compared to the quarter ended March 31, 2024, disruption due to Hurricanes Milton and Helene and a decrease in home sales in Arizona as compared to the first quarter of 2024.
Our gross investment in real estate increased $44.9 million to $7,960.5 million as of March 31, 2025 from $7,915.7 million as of December 31, 2024, primarily due to capital improvements during the quarter ended March 31, 2025.
The following chart lists the Properties acquired from January 1, 2024 through March 31, 2025 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2024 (1)				172,500

Expansion Site Development:
Sites added (reconfigured) in 2024				736
Sites added (reconfigured) in 2025				139

Total Sites as of March 31, 2025 (1)				173,400
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

Management's Discussion and Analysis (continued)
Income from Property Operations and Core Portfolio
We use income from property operations, income from property operations, excluding property management, and Core Portfolio income from property operations, excluding property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade revenue, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding property management, represents income from property operations excluding property management expenses. Property management represents the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our properties, excluding items that are not directly related to the operation of the properties. For comparative purposes, we present bad debt expense within Property operating and maintenance in the current and prior periods. We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our properties.
Our Core Portfolio consists of our Properties owned and operated during all of 2024 and 2025. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
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

Management's Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(amounts in thousands)	2025	2024
Computation of Income from Property Operations:
Net income available for Common Stockholders	$109,192	$109,905
Income allocated to non-controlling interests – Common OP Units	5,201	5,366
Consolidated net income	114,393	115,271
Equity in income of unconsolidated joint ventures	(4,901)	(283)
Gross revenues from home sales, brokered resales and ancillary services	(20,923)	(30,053)
Interest income	(2,238)	(2,168)
Income from other investments, net	(2,018)	(2,038)
Property management	20,430	19,710
Depreciation and amortization	50,942	51,108
Cost of home sales, brokered resales and ancillary services	13,692	21,967
Home selling expenses and ancillary operating expenses	6,168	6,147
General and administrative	9,239	11,989
Casualty-related charges/(recoveries), net (2)	217	(14,843)
Other expenses (1)	1,878	1,092
Interest and related amortization	31,136	33,543
Income from property operations, excluding property management	218,015	211,442
Property management	(20,430)	(19,710)
Income from property operations	$197,585	$191,732
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Casualty-related charges/(recoveries), net for the quarter ended March 31, 2025 includes debris removal and cleanup costs related to Hurricane Milton of $0.5 million, Hurricane Helene of $0.2 million and Hurricane Ian of $0.1 million and insurance recovery revenue for Hurricane Milton and Hurricane Ian of $0.5 million and $0.1 million.
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(amounts in thousands)	2025	2024
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$109,192	$109,905
Income allocated to non-controlling interests – Common OP Units	5,201	5,366
Depreciation and amortization	50,942	51,108
Depreciation on unconsolidated joint ventures	1,331	1,051
FFO available for Common Stock and OP Unit holders	166,666	167,430
Deferred income tax benefit	—	(239)
Transaction/pursuit costs and other	—	383
Insurance proceeds due to catastrophic weather event (1)	—	(14,843)
Normalized FFO available for Common Stock and OP Unit holders	$166,666	$152,731
Weighted average Common Shares outstanding – Fully Diluted	200,074	195,545
_____________________
(1)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.

Management's Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2025 and March 31, 2024 and our operating activities, investing activities and financing activities for the quarters ended March 31, 2025 and March 31, 2024. Our Core Portfolio consists of our Properties owned and operated during all of 2024 and 2025. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters ended March 31, 2024 and March 31, 2023 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2024 and March 31, 2023, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, filed with the SEC on May 1, 2024.
Comparison of the Quarter Ended March 31, 2025 to the Quarter Ended March 31, 2024
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$184,521	$174,939	$9,582	5.5%	$184,704	$175,105	$9,599	5.5%
Rental home income (1)	3,382	3,504	(122)	(3.5)%	3,393	3,516	(123)	(3.5)%
RV and marina base rental income (1)	116,111	115,895	216	0.2%	121,565	120,167	1,398	1.2%
Annual membership subscriptions	16,204	16,215	(11)	(0.1)%	16,342	16,215	127	0.8%
Membership upgrade revenue (2)(3)	2,985	3,947	(962)	(24.4)%	3,052	3,947	(895)	(22.7)%
Utility and other income (1)	32,387	31,180	1,207	3.9%	34,649	34,778	(129)	(0.4)%
Property operating revenues	355,590	345,680	9,910	2.9%	363,705	353,728	9,977	2.8%

Utilities expense	39,461	38,695	766	2.0%	40,269	39,202	1,067	2.7%
Payroll	27,483	27,736	(253)	(0.9)%	28,271	28,268	3	—%
Repairs & maintenance	22,264	20,859	1,405	6.7%	22,889	21,362	1,527	7.1%
Insurance and other (1)(4)	26,253	25,020	1,233	4.9%	27,539	25,992	1,547	6.0%
Real estate taxes	21,068	20,450	618	3.0%	21,643	20,787	856	4.1%
Rental home operating and maintenance	1,146	1,369	(223)	(16.3)%	1,148	1,378	(230)	(16.7)%
Membership sales and marketing (5)	3,874	5,296	(1,422)	(26.9)%	3,931	5,297	(1,366)	(25.8)%
Property operating expenses, excluding property management	141,549	139,425	2,124	1.5%	145,690	142,286	3,404	2.4%
Income from property operations, excluding property management (6)	214,041	206,255	7,786	3.8%	218,015	211,442	6,573	3.1%
Property management	20,430	19,710	720	3.7%	20,430	19,710	720	3.7%
Income from property operations(6)	$193,611	$186,545	$7,066	3.8%	$197,585	$191,732	$5,853	3.1%
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
(2)Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500-$3,000 of earned revenue on an annual basis.
(3)Membership upgrade revenue is net of deferrals of $0.9 million and $3.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $0.3 million and $0.4 million for the quarters ended March 31, 2025 and March 31, 2024, respectively.
(6)See Part I. Item 2. Management's Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total portfolio income from property operations for the quarter ended March 31, 2025, increased $5.9 million, or 3.1%, from the quarter ended March 31, 2024, driven by an increase of $7.1 million, or 3.8%, from our Core Portfolio, offset by a decrease of $1.2 million from our Non-Core Portfolio. The increase in Income from property operations from our Core Portfolio was primarily due to higher property operating revenues, primarily in MH base rental income along with an increase

Management's Discussion and Analysis (continued)
in Utility and other income, partially offset by a decrease in Membership upgrade revenue driven by a cessation of upfront membership upgrade product offerings, during the first quarter of 2025. The increase in Property operating revenues was partially offset by an increase in property operating expenses, primarily an increase in Repairs and maintenance and Insurance and other, partially offset by a decrease in Membership sales and marketing expenses.
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended March 31, 2025 increased $9.6 million, or 5.5%, from the quarter ended March 31, 2024, which reflects 5.7% growth from rate increases offset by a decrease of 0.2% in occupancy. The average monthly base rental income per Site in our Core Portfolio increased to approximately $895 for the quarter ended March 31, 2025 from approximately $847 for the quarter ended March 31, 2024. The average occupancy for our Core Portfolio was 94.4% and 94.9% for the quarters ended March 31, 2025 and March 31, 2024, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$76,334	$73,316	$3,018	4.1%	$78,353	$75,475	$2,878	3.8%
Seasonal	26,776	28,278	(1,502)	(5.3)%	28,623	29,545	(922)	(3.1)%
Transient	13,001	14,301	(1,300)	(9.1)%	14,589	15,147	(558)	(3.7)%
RV and marina base rental income	$116,111	$115,895	$216	0.2%	$121,565	$120,167	$1,398	1.2%
RV and marina base rental income in our Core Portfolio for the quarter ended March 31, 2025 increased $0.2 million, or 0.2%, from the quarter ended March 31, 2024, driven by an increase in Annual RV and marina base rental income. The increase in Annual RV and marina base rental income of 4.1% was partially offset by decreases in Seasonal and Transient RV and marina base rental income of 5.3% and 9.1%, respectively, for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, due to returning competitor supply following a period of weather-related disruption in addition to a return to normalized demand.
Utility and other income in our Core Portfolio for the quarter ended March 31, 2025 increased $1.2 million, or 3.9%, from the quarter ended March 31, 2024. The increase was primarily due to a $0.9 million and $0.6 million increase in utility income and pass-through income, respectively, partially offset by a $0.3 million decrease in other property income. The utility recovery rate (utility income divided by utility expenses) for 2025 and 2024 was approximately 48% and 47%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended March 31, 2025 increased $2.1 million, or 1.5%, from the quarter ended March 31, 2024, driven by increases in Repair and maintenance expenses of $1.4 million, Insurance and other of $1.2 million and Utilities expense of $0.8 million, partially offset by a decrease in Membership sales and marketing of $1.4 million. The increase in Repair and maintenance expenses is primarily due to higher contract repairs, lawn and common area maintenance and pool expenses. The increase in Insurance and other is primarily due to higher insurance premiums following our property and casualty insurance renewal in the second quarter of 2024. The increase in Utilities expense is due to an increase in water, electric and trash expenses. The decrease in Membership sales and marketing expense was driven by a decrease in allowances for credit losses related to financed membership products that are no longer being offered, beginning in the first quarter of 2025.

Management's Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenues from new home sales	$9,429	$17,700	$(8,271)	(46.7)%
Cost of new home sales	8,582	15,401	(6,819)	(44.3)%

Gross revenues from used home sales	774	838	(64)	(7.6)%
Cost of used home sales	530	875	(345)	(39.4)%

Gross revenue from brokered resales and ancillary services	10,720	11,515	(795)	(6.9)%
Cost of brokered resales and ancillary services	4,580	5,691	(1,111)	(19.5)%

Home selling and ancillary operating expenses	6,168	6,147	21	0.3%

Home sales volumes
New home sales	117	191	(74)	(38.7)%
Used home sales	57	54	3	5.6%
Brokered home resales	98	109	(11)	(10.1)%
Gross revenues from new home sales decreased $8.3 million and Cost of new home sales decreased $6.8 million during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, driven by the Florida and Arizona markets primarily due to the stabilization of occupancy at certain properties which resulted in fewer homes being available for sale this quarter as compared to March 31, 2024, disruption due to Hurricanes Milton and Helene and a decrease in home sales in Arizona as compared to the first quarter of 2024.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$8,395	$9,058	$(663)	(7.3)%
Rental home operating and maintenance expenses	1,146	1,369	(223)	(16.3)%
Depreciation on rental homes (2)	2,245	2,568	(323)	(12.6)%

Gross investment in new manufactured home rental units	$214,484	$238,963	$(24,479)	(10.2)%
Gross investment in used manufactured home rental units	$11,136	$11,744	$(608)	(5.2)%

Net investment in new manufactured home rental units	$175,858	$197,641	$(21,783)	(11.0)%
Net investment in used manufactured home rental units	$7,376	$7,118	$258	3.6%

Number of occupied rentals – new, end of period	1,724	1,922	(198)	(10.3)%
Number of occupied rentals – used, end of period	194	236	(42)	(17.8)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.0 million and $5.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively, of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.7 million, or 7.3%, lower during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, primarily due to a decrease in the number of occupied rentals.

Management's Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(50,942)	$(51,108)	$166	0.3%
Interest income	2,238	2,168	70	3.2%
Income from other investments, net	2,018	2,038	(20)	(1.0)%
General and administrative	(9,239)	(11,989)	2,750	22.9%
Other expenses (1)	(1,878)	(1,092)	(786)	(72.0)%
Interest and related amortization	(31,136)	(33,543)	2,407	7.2%
Total other income and expenses, net	$(88,939)	$(93,526)	$4,587	4.9%
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Total other income and expenses, net decreased $4.6 million for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, primarily due to lower General and administrative expenses and Interest and related amortization as a result of debt repayment.
Casualty-related charges/(recoveries), net
During the quarters ended March 31, 2025 and March 31, 2024, we recognized expenses of approximately $0.8 million and $0.5 million, respectively, related to debris removal and cleanup costs related to Hurricane Ian, Hurricane Helene, and Hurricane Milton. We recognized an offsetting insurance recovery revenue accrual of approximately $0.6 million and $0.5 million during the quarters ended March 31, 2025 and March 31, 2024, respectively, for Hurricane Milton and Hurricane Ian. During the quarter ended March 31, 2024, we also recognized excess insurance recovery revenue of approximately $14.8 million for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $4.6 million higher during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds, of which $6.2 million exceeded our basis in the joint venture.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured line of credit (the “LOC”) and proceeds from issuance of equity and debt securities, including issuances under our at-the-market (“ATM”) equity offering program.
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
On November 1, 2024, we entered into a new ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of March 31, 2025, the full capacity of our ATM equity offering program remained available for issuance.

Management's Discussion and Analysis (continued)
As of March 31, 2025, we had available liquidity in the form of approximately 408.9 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of March 31, 2025, our LOC had a borrowing capacity of $436.9 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2025	2024
Net cash provided by operating activities	$193,390	$198,748
Net cash used in investing activities	(42,321)	(51,292)
Net cash used in financing activities	(128,169)	(130,112)
Net increase in cash and restricted cash	$22,900	$17,344
Operating Activities
Net cash provided by operating activities decreased $5.4 million to $193.4 million for the quarter ended March 31, 2025 from $198.7 million for the quarter ended March 31, 2024. The decrease in net cash provided by operating activities was primarily due to increases in cash outflows related to accounts payable and other liabilities and Manufactured homes, net, partially offset by an increase in insurance proceeds.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the quarters ended March 31,
(amounts in thousands)	2025	2024
Purchase of manufactured homes	$(11,273)	$(12,927)
Sale of manufactured homes	8,199	15,260
Manufactured homes, net	$(3,074)	$2,333
Investing Activities
Net cash used in investing activities decreased $9.0 million to $42.3 million for the quarter ended March 31, 2025 from $51.3 million for the quarter ended March 31, 2024. The decrease was primarily due to a decrease in capital expenditures of $9.5 million.

Management's Discussion and Analysis (continued)
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2025	2024
Asset preservation (1)	$9,755	$9,525
Improvements and renovations(2)	6,383	6,297
Property upgrades and development (3)	25,461	31,867
Site development (4)	1,671	3,298
Total property improvements	43,270	50,987
Corporate	1,932	3,719
Total capital improvements	$45,202	$54,706
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $7.4 million and $5.6 million of restoration and improvement capital expenditures related to hurricane activity for the quarters ended March 31, 2025 and March 31, 2024, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities decreased $1.9 million to $128.2 million for the quarter ended March 31, 2025 from $130.1 million for the quarter ended March 31, 2024. The decrease was primarily due to lower net debt repayments of $10.3 million, partially offset by increases in distributions to common stock and OP unit holders of $8.1 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2024 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2025, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2025.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “estimate,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of our acquisitions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in a forward-looking statement due to a number of factors, including, but not limited to:
•our ability to control costs, and real estate market conditions, our ability to retain customers, the actual use of Sites by customers and our success in acquiring new customers at our Properties (including those that we may acquire);
•our ability to maintain historical or increase future rental rates and occupancy with respect to properties currently owned or that we may acquire;
•our ability to attract and retain customers entering, renewing and upgrading membership subscriptions;
•our assumptions about rental and home sales markets;
•our ability to manage counterparty risk;

Management's Discussion and Analysis (continued)
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
•the effect of inflation and interest rates, including the impact of changes in tariffs, as well as costs associated with supply chain disruptions;
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

For further information on these and other factors that could impact us and the statements contained herein, refer to Part I. Item 1A. Risk Factors in the 2024 Form 10-K and Part II. Item 1A. Risk Factors herein.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2024.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Part I. Item 1A. Risk Factors in our 2024 Form 10-K. On April 1, 2025, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part I. Item 1A. Risk Factors in our 2024 Form 10-K with the risk factor described below.
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

Our current property and casualty insurance policies with respect to our MH and RV Properties renewed on April 1, 2025. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies expire on November 1, 2025, and the property insurance program renewed on April 1, 2025. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
On April 29, 2025, the Company's Board of Directors approved a new form of the Indemnification Agreement (the “Indemnification Agreement”), to be entered into by the Company’s directors and officers (each, an “Indemnitee”). The Company also expects to enter into similar indemnification agreements with its future directors and officers. The

Indemnification Agreement replaces and supersedes previous indemnification agreements between the Company and each of its directors and officers.

Consistent with the previous indemnification agreements, the Indemnification Agreement provides that the Company will indemnify each Indemnitee to the maximum extent permitted by Maryland Law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings related to the Indemnitee’s service as a director or officer of the Company or in its capacity at other specified entities at which the Indemnitee serves at the Company's request. The Company will, subject to certain exceptions, advance an Indemnitee specified indemnifiable expenses incurred in connection with such claims or proceedings. The Indemnification Agreement is in addition to any other rights an Indemnitee may have under the Company’s organizational documents or applicable law.

The foregoing summary description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.Exhibits

10.1	Form of Indemnification Agreement
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 29, 2025	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2025	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)