Form 10-Q
period 2025-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2025-07-29
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,789,749 shares of Common Stock as of July 23, 2025.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,606	$2,088,682
Land improvements	4,680,281	4,582,815
Buildings and other depreciable property	1,259,620	1,244,193
	8,028,507	7,915,690
Accumulated depreciation	(2,737,656)	(2,639,538)
Net investment in real estate	5,290,851	5,276,152
Cash and restricted cash	33,008	24,576
Notes receivable, net	100,269	50,726
Investment in unconsolidated joint ventures	88,372	83,772
Deferred commission expense	57,847	56,516
Other assets, net	150,536	153,910
Total Assets	$5,720,883	$5,645,652

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,810,199	$2,928,292
Term loans, net	347,046	199,344
Unsecured line of credit	90,000	77,000
Accounts payable and other liabilities	170,829	159,225
Deferred membership revenue	228,075	229,301
Accrued interest payable	10,636	10,679
Rents and other customer payments received in advance and security deposits	148,006	122,448
Distributions payable	103,140	95,577
Total Liabilities	3,907,931	3,821,866
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 191,211,213 and 191,056,527 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1,962	1,962
Paid-in capital	1,953,854	1,951,430
Distributions in excess of accumulated earnings	(222,992)	(214,979)
Accumulated other comprehensive income/(loss)	(2,010)	2,303
Total Stockholders’ Equity	1,730,814	1,740,716
Non-controlling interests – Common OP Units	82,138	83,070
Total Equity	1,812,952	1,823,786
Total Liabilities and Equity	$5,720,883	$5,645,652

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$313,287	$300,788	$640,493	$617,386
Annual membership subscriptions	16,902	16,369	33,244	32,584
Membership upgrade revenue	3,120	4,050	6,172	7,997
Other income	16,473	16,197	32,028	31,746
Gross revenues from home sales, brokered resales and ancillary services	22,798	37,565	43,721	67,618
Interest income	2,202	2,420	4,440	4,588
Income from other investments, net	2,084	2,630	4,102	4,668
Total revenues	376,866	380,019	764,200	766,587
Expenses:
Property operating and maintenance	127,845	126,105	246,411	240,888
Real estate taxes	21,845	20,099	43,488	40,886
Membership sales and marketing	4,062	6,126	7,993	11,423
Property management	20,723	19,436	41,153	39,146
Depreciation and amortization	52,649	51,344	103,591	102,452
Cost of home sales, brokered resales and ancillary services	16,476	27,650	30,168	49,617
Home selling expenses and ancillary operating expenses	6,988	7,472	13,156	13,619
General and administrative	10,455	8,985	19,694	20,974
Casualty-related charges/(recoveries), net	(541)	(6,170)	(324)	(21,013)
Other expenses	(59)	1,387	1,819	2,479
Interest and related amortization	32,200	36,037	63,336	69,580
Total expenses	292,643	298,471	570,485	570,051
Income before other items	84,223	81,548	193,715	196,536
Loss on sale of real estate and impairment, net	(683)	—	(683)	—
Equity in income/(loss) of unconsolidated joint ventures	(47)	579	4,854	862
Consolidated net income	83,493	82,127	197,886	197,398

Income allocated to non-controlling interests – Common OP Units	(3,777)	(3,822)	(8,978)	(9,188)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$79,708	$78,297	$188,900	$188,202

Consolidated net income	$83,493	$82,127	$197,886	$197,398
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	(2,684)	12	(4,313)	(769)
Consolidated comprehensive income	80,809	82,139	193,573	196,629
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,656)	(3,823)	(8,783)	(9,152)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$77,145	$78,308	$184,782	$187,469

Earnings per Common Share – Basic	$0.42	$0.42	$0.99	$1.01

Earnings per Common Share – Fully Diluted	$0.42	$0.42	$0.99	$1.01

Weighted average Common Shares outstanding – Basic	190,992	186,318	190,958	186,303
Weighted average Common Shares outstanding – Fully Diluted	200,095	195,465	200,084	195,505

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786
Issuance of Common Stock through employee stock purchase plan	—	391	—	—	—	—	391
Compensation expenses related to restricted stock and stock options	—	1,771	—	—	—	—	1,771
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	118	—	—	—	(118)	—
Adjustment for fair market value of swap	—	—	—	—	(1,629)	—	(1,629)
Consolidated net income	—	—	—	109,192	—	5,201	114,393
Distributions	—	—	—	(98,439)	—	(4,689)	(103,128)
Other	—	(61)	—	—	—	—	(61)
Balance as of March 31, 2025	$1,962	$1,951,391	$—	$(204,226)	$674	$83,464	$1,833,265
Exchange of Common OP Units for Common Stock	—	396	—	—	—	(397)	(1)
Issuance of Common Stock through employee stock purchase plan	—	355	—	—	—	—	355
Compensation expenses related to restricted stock and stock options	—	1,812	—	—	—	—	1,812
Adjustment for Common OP Unitholders in the Operating Partnership	—	40	—	—	—	(40)	—
Adjustment for fair market value of swap	—	—	—	—	(2,684)	—	(2,684)
Consolidated net income	—	—	8	79,708	—	3,777	83,493
Distributions	—	—	(8)	(98,474)	—	(4,666)	(103,148)
Other	—	(140)	—	—	—	—	(140)
Balance as of June 30, 2025	$1,962	$1,953,854	$—	$(222,992)	$(2,010)	$82,138	$1,812,952

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity (continued)
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling interests – Common OP Units	Total Equity
Balance as of December 31, 2023	$1,917	$1,644,319	$—	$(223,576)	$6,061	$69,900	$1,498,621
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,716	—	—	—	—	1,716
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	58	—	—	—	(58)	—
Adjustment for fair market value of swap	—	—	—	—	(781)	—	(781)
Consolidated net income	—	—	—	109,905	—	5,366	115,271
Distributions	—	—	—	(89,050)	—	(4,348)	(93,398)
Other	—	(157)	—	—	—	—	(157)
Balance as of March 31, 2024	$1,917	$1,644,410	$—	$(202,721)	$5,280	$70,860	$1,519,746
Issuance of Common Stock through employee stock purchase plan	—	382	—	—	—	—	382
Compensation expenses related to restricted stock and stock options	—	1,767	—	—	—	—	1,767
Adjustment for Common OP Unitholders in the Operating Partnership	—	(76)	—	—	—	76	—
Adjustment for fair market value of swap	—	—	—	—	12	—	12
Consolidated net income	—	—	8	78,297	—	3,822	82,127
Distributions	—	—	(8)	(89,062)	—	(4,347)	(93,417)
Other	—	(323)	—	—	—	—	(323)
Balance as of June 30, 2024	$1,917	$1,646,160	$—	$(213,486)	$5,292	$70,411	$1,510,294

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Consolidated net income	$197,886	$197,398
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	683	—
Depreciation and amortization	106,044	105,156
Amortization of loan costs	2,481	2,584
Equity in (income)/loss of unconsolidated joint ventures	(4,854)	(862)
Distributions of income from unconsolidated joint ventures	147	421
Proceeds from insurance claims, net	(405)	(18,519)
Compensation expense related to incentive plans	5,009	5,045
Revenue recognized from membership upgrade sales upfront payments	(6,572)	(7,997)
Commission expense related to memberships	2,271	2,238
Changes in assets and liabilities:
Manufactured homes, net	(17,055)	9,960
Notes receivable, net	6,498	(1,619)
Deferred commission expense	(3,603)	(3,479)
Other assets, net	(2,880)	(13,401)
Accounts payable and other liabilities	8,123	21,212
Deferred membership revenue	5,346	17,758
Rents and other customer payments received in advance and security deposits	25,558	25,982
Net cash provided by operating activities	324,677	341,877
Cash Flows From Investing Activities:
Real estate acquisitions, net	—	(25)
Investment in unconsolidated joint ventures	(8,904)	(3,852)
Distributions of capital from unconsolidated joint ventures	8,389	2,709
Proceeds from insurance claims, net	4,411	13,793
Issuance of notes receivable	(56,110)	—
Capital improvements	(104,659)	(117,231)
Net cash used in investing activities	(156,873)	(104,606)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	747	764
Distributions:
Common Stockholders	(189,669)	(172,476)
Common OP Unitholders	(9,036)	(8,422)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(2,258)	(1,908)
Principal payments and mortgage debt repayment	(119,455)	(31,913)
Term loan proceeds	150,000	—
Line of credit repayment	(526,000)	(239,000)
Line of credit proceeds	539,000	222,000
Debt issuance and defeasance costs	(2,494)	(108)
Other	(199)	(479)
Net cash used in financing activities	(159,372)	(231,550)
Net increase in cash and restricted cash	8,432	5,721
Cash and restricted cash, beginning of period	24,576	29,937
Cash and restricted cash, end of period	$33,008	$35,658

	Six Months Ended June 30,
	2025	2024
Supplemental Information:
Cash paid for interest, net	$63,598	$70,188
Cash paid for the purchase of manufactured homes	$33,655	$24,537

Real estate acquisitions:
Investment in real estate	$—	$(25)
Real estate acquisitions, net	$—	$(25)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 95.5% interest as of June 30, 2025. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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
Intercompany balances and transactions have been eliminated. All adjustments to the unaudited interim consolidated financial statements are of a normal, recurring nature and, in the opinion of management, are necessary for a fair presentation of results for these interim periods. Revenues and expenses are subject to seasonal fluctuations, and accordingly, quarterly interim results may not be indicative of full year results. Certain prior period amounts have been reclassified on our unaudited interim consolidated financial statements to conform with current year presentation.

Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Leases with customers renting our Sites are accounted for as operating leases. The rental income associated with these leases is accounted for in accordance with Accounting Standards Codification (“ASC”) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. RV and marina Sites are leased to those who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those customers renting marina dry storage slips. Annual Sites are leased on an annual basis, including those Northern Properties that are open for the summer season. Seasonal Sites are leased to customers generally for one to six months. Transient Sites are leased to customers on a short-term basis. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental income as we meet the practical expedient criteria of ASC 842, Leases, to combine the lease and non-lease components. We assessed the criteria and concluded that the timing and pattern of transfer for rental income and the associated utility recoveries are the same and, as our leases qualify as operating leases, we account for and present rental income and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income. In addition, customers may lease homes that are located in our communities. These leases are accounted for as operating leases. Rental income derived from customers leasing homes is also accounted for in accordance with ASC 842, Leases, and is recognized over the term of the respective lease. The change in allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. The estimate for credit losses is a result of our ongoing assessments and evaluations of collectability, including historical loss experience, current market conditions and future expectations in forecasting credit losses.

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
(b)    Restricted Cash
As of June 30, 2025 and December 31, 2024, restricted cash consisted of $23.1 million and $19.0 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of the notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. Notes receivable includes a term loan made to RVC, an equity method investment of the Company, in the amount of $56.1 million, which is secured by the underlying Properties within the joint venture. Refer to Note 6. Investment in Unconsolidated Joint Ventures.
The fair market value of mortgage notes payable, the term loans and interest rate derivatives are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 7. Borrowing Arrangements and Note 8. Derivative Instruments and Hedging.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.
(d)    Insurance Recoveries

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the quarters ended June 30, 2025 and 2024, we recognized approximately $0.3 million and $0.7 million, respectively, of expenses related to debris removal and cleanup related to hurricane events, with $0.2 million and $0.7 million of insurance recovery revenue accruals related to the expenses incurred during the same periods. During the quarters ended June 30, 2025 and 2024, we also recorded $0.6 million and $6.2 million, respectively, of insurance recovery revenue in excess of expenses related to hurricane events. During the six months ended June 30, 2025 and 2024, we recognized approximately $1.1 million and $1.2 million, respectively, of expenses related to debris removal and cleanup related to hurricane events, with $0.8 million and $1.2 million of insurance recovery revenue accruals related to the expenses incurred during the same periods. During the six months ended June 30, 2025 and 2024, we also recorded $0.6 million and $21.0 million, respectively, of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
During the quarters ended June 30, 2025 and 2024, we recognized business interruption recovery revenue of approximately $2.2 million and $1.9 million, respectively, related to Hurricane Ian. During the six months ended June 30, 2025 and 2024, we recognized business interruption recovery revenue of approximately $4.0 million and $3.8 million, respectively, related to Hurricane Ian.
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

(amounts in thousands)	As of June 30, 2025
2025	$42,933
2026	83,510
2027	63,034
2028	29,232
2029	24,414
Thereafter	46,566
Total	$289,689

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring on various dates between 2028 and 2056. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended June 30, 2025 and 2024, total operating lease payments were $1.8 million and $1.7 million, respectively. For the six months ended June 30, 2025 and 2024, total operating lease payments were $3.5 million and $3.2 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of June 30, 2025:

	As of June 30, 2025
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2025	$555	$3,448	$4,003
2026	686	3,958	4,644
2027	691	3,408	4,099
2028	687	3,029	3,716
2029	629	3,059	3,688
Thereafter	3,134	7,853	10,987
Total undiscounted rental payments	6,382	24,755	31,137
Less imputed interest	(1,536)	(3,933)	(5,469)
Total lease liabilities	$4,846	$20,822	$25,668

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $22.1 million and $25.7 million, respectively, as of June 30, 2025. The weighted average remaining lease term for our operating leases was seven years and the weighted average incremental borrowing rate was 4.1% as of June 30, 2025.
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

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2025	2024	2025	2024
Numerators:
Net income available for Common Stockholders – Basic	$79,708	$78,297	$188,900	$188,202
Amounts allocated to non controlling interest (dilutive securities)	3,777	3,822	8,978	9,188
Net income available for Common Stockholders – Fully Diluted	$83,485	$82,119	$197,878	$197,390
Denominators:
Weighted average Common Shares outstanding – Basic	190,992	186,318	190,958	186,303
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	9,068	9,105	9,086	9,105
Stock options and restricted stock	35	42	40	97
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,095	195,465	200,084	195,505

Earnings per Common Share – Basic	$0.42	$0.42	$0.99	$1.01

Earnings per Common Share – Fully Diluted	$0.42	$0.42	$0.99	$1.01

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2024:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
$0.4775	December 31, 2024	December 27, 2024	January 10, 2025
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were 43,324 OP units exchanged for Common Stock during the quarter and six months ended June 30, 2025, and no OP units exchanged for Common Stock during the quarter and six months ended June 30, 2024.
Equity Offering Program
On November 1, 2024, we entered into a new at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of June 30, 2025, the full capacity of our ATM equity offering program remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

	Investment as of
Investment	June 30, 2025	December 31, 2024
RVC (a)	$59,462	$61,505
Other (b)	28,910	22,267
	$88,372	$83,772

				Income/(Loss) for the Quarters Ended		Income/(Loss) for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (c)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
RVC (a)	Various	1,489	80%	$(163)	$(133)	$(1,809)	$(547)
Other (b)	Various	2,417	49% to 65%	116	712	6,663	1,409
		3,906		$(47)	$579	$4,854	$862

_____________________
(a)Includes three joint ventures which include eight operating RV communities and one RV property under development.
(b)Includes various other joint ventures.
(c)The percentages shown approximate our economic interest as of June 30, 2025. Our legal ownership interest may differ. We do not exercise control over these entities.
During the quarter ended June 30, 2025, we made a $56.1 million term loan to RVC, which is presented within Notes receivable, net on the Consolidated Balance Sheets. The joint venture used the proceeds to repay its senior secured loan at maturity on June 17, 2025. The term loan to RVC has an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus 1.25% to 1.65%, matures on June 17, 2026 and has an option to extend the maturity date by one year subject to our approval.
We received approximately $1.1 million and $1.3 million in distributions from our unconsolidated joint ventures for the quarters ended June 30, 2025 and 2024, respectively. Approximately $0.5 million and $0.6 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended June 30, 2025 and 2024, respectively, and as such, were recorded as equity in income/(loss) of unconsolidated joint ventures.
We received approximately $8.5 million and $3.1 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2025 and 2024, respectively. Approximately $7.3 million and $1.1 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the six months ended June 30, 2025 and 2024, respectively, and as such, were recorded as equity in income/(loss) of unconsolidated joint ventures.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of June 30, 2025		As of December 31, 2024
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,385,298	$2,833,233	$2,329,253	$2,952,689

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of June 30, 2025, was approximately 4.0% per annum. The debt bears interest at

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7 – Borrowing Arrangements (continued)
stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2028 to 2041. The debt encumbered a total of 112 and 120 of our Properties as of June 30, 2025 and December 31, 2024, respectively, and the gross carrying value of such Properties was approximately $3,213.3 million and $3,268.5 million as of June 30, 2025 and December 31, 2024, respectively.
During the quarter ended June 30, 2025, we repaid $86.9 million of principal on eight mortgage loans using our line of credit. These mortgage loans had a weighted average interest rate of 3.45% per annum and were secured by four RV communities and four MH communities.
Unsecured Debt
During the quarter ended June 30, 2025, we entered into a $240.0 million unsecured term loan agreement (the “$240 million Term Loan”) and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively. The $240 million Term Loan bears interest at a rate of SOFR plus 1.20% to 1.70% depending on leverage levels and matures on May 15, 2030.
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million unsecured line of credit (“LOC”) and had access to a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity of the LOC by $200.0 million, subject to certain conditions. On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to SOFR borrowings. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. All other material terms, including interest rate terms, remain the same. On October 3, 2024, we repaid the $300 million Term Loan.
We previously entered into a $200.0 million senior unsecured term loan agreement (the “$200.0 million Term Loan”). The maturity date is January 21, 2027, with an interest rate of SOFR plus 0.10% plus 1.20% to 1.70%, depending on leverage levels.
The LOC had a balance of $90.0 million and $77.0 million outstanding as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our LOC had a remaining borrowing capacity of $409.9 million. In July 2025, we repaid $90.0 million on amounts outstanding on our LOC.
The carrying values of our term loans and LOC on the Consolidated Balance Sheets approximate fair value.
As of June 30, 2025, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.
In March 2021, we entered into a Swap Agreement (the “2021 Swap”), with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 7. Borrowing Arrangements). The 2021 Swap resulted in a fixed interest rate of 0.41% per annum on the $300 million Term Loan, and expired on March 25, 2024.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging (continued)
resulted in a weighted average fixed interest rate of 4.88% per annum on the $200.0 million Term Loan and expires on January 21, 2027.
In April 2024, we entered into three Swap Agreements (the “2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300 million Term Loan for a fixed interest rate with maturity on April 17, 2026. In connection with the repayment of the $300 million Term Loan on October 3, 2024 (Note 7. Borrowing Arrangements), we terminated the interest rate swap agreements with an aggregate loss of $4.4 million. The Company determined that it was probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $4.4 million of losses in Accumulated Other Comprehensive Income was reclassified to Early debt retirement in the Consolidated Statements of Income and Comprehensive Income in our 2024 Form 10-K.
In May 2025, we entered into six swap agreements (the “2025 Swaps”) with an aggregate notional value of $240.0 million allowing us to trade the variable interest rate associated with the $240 million Term Loan for a fixed interest rate. The 2025 Swaps resulted in a weighted average fixed interest rate of 4.74% per annum on the $240 million Term Loan and expire on May 15, 2030.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2025	2024
Interest Rate Swaps	Other assets, net	$—	$2,303
Interest Rate Swaps	Accounts payable and other liabilities	$2,010	$—

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives on the Consolidated Statements of Income and Comprehensive Income (in thousands):

		For the quarters ended June 30,		For the six months ended June 30,
Derivatives in Cash Flow Hedging Relationship		2025	2024	2025	2024
Interest Rate Swaps		$1,874	$(1,919)	$2,782	$(5,976)

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income on the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the quarters ended June 30,		For the six months ended June 30,
Interest Rate Swaps	Interest Expense	2025	2024	2025	2024
		$(810)	$1,907	$(1,531)	$(6,745)
During the next twelve months, we estimate that $1.1 million will be reclassified from Accumulated other comprehensive income/(loss) as a decrease to interest expense related to the 2023 Swap and 2025 Swaps. This estimate may be subject to change as the underlying SOFR changes. As of June 30, 2025, we had not posted any collateral related to the 2023 Swap or 2025 Swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging (continued)

The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Deferred revenue, beginning	$218,164	$206,625
Deferred membership upgrade revenue	4,246	16,328
Revenue recognized from membership upgrades	(6,572)	(7,997)
Net increase (decrease) in deferred revenue	(2,326)	8,331
Deferred revenue, ending (a)	$215,838	$214,956

Deferred commission expense, beginning	$56,516	$53,641
Deferred commission expense	3,603	3,479
Commission expense recognized	(2,271)	(2,238)
Net increase in deferred commission expense	1,332	1,241
Deferred commission expense, ending	$57,848	$54,882
_____________________
(a)Included in Deferred membership revenue on the Consolidated Balance Sheets.

Note 10 – Equity Incentive Awards
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024.
During the quarter ended June 30, 2025, we awarded to certain members of our Board of Directors 18,227 shares of restricted stock at a fair value of approximately $1.2 million and options to purchase 15,680 shares of common stock with an exercise price of $63.79. These are time-based awards subject to various vesting dates between October 29, 2025 and April 29, 2028.
During the quarter ended March 31, 2025, 99,765 shares of restricted stock were awarded to certain members of our management team pursuant to the authority set forth in the 2024 Plan. Of these shares, 50% are time-based awards, with 47,503 shares vesting in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, and with 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 50% are performance-based awards with 47,506 shares vesting in equal installments on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, and 2,378 shares vesting two thirds on February 3, 2026 and one-third on February 2, 2027, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. The performance-based awards are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.

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
During the quarter ended March 31, 2024, 90,378 shares of restricted stock were awarded to certain members of our management team under the 2014 Equity Incentive Plan. Of these shares, 50% are time-based awards, vesting in equal installments over a three-year period on February 4, 2025, February 3, 2026 and February 7, 2027, respectively, and have a grant date fair value of $3.0 million. The remaining 50% are performance-based awards vesting in equal installments on February 4, 2025, February 3, 2026 and February 7, 2027, respectively, upon meeting performance conditions as established by the Compensation Committee in the year of the vesting period. They are valued using the closing price at the grant date when all the key terms and conditions are known to all parties. The 15,062 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.0 million.
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.8 million for the quarters ended June 30, 2025 and 2024 and $3.6 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.

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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of June 30, 2025, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Note 12 – Reportable Segments
We have identified two reportable segments: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties. Each segment is primarily evaluated based on Net Operating Income (“NOI”), which is defined as total operating revenues less total operating expenses. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences.
All revenues were from external customers, and there is no customer who contributed 10% or more of our total revenues during the quarters or six months ended June 30, 2025 or 2024.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
The following tables summarize our segment financial information for the quarters and six months ended June 30, 2025 and 2024:
Quarter Ended June 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$358,381	$14,199	$372,580
Operations expenses	(184,916)	(13,023)	(197,939)
NOI	173,465	1,176	174,641
Reconciliation to consolidated net income:
Depreciation and amortization			(52,649)
Loss on sale of real estate and impairment, net			(683)
Interest income			2,202
Income from other investments, net			2,084
General and administrative			(10,455)
Casualty-related charges/(recoveries), net			541
Other expenses			59
Interest and related amortization			(32,200)
Equity in income of unconsolidated joint ventures			(47)
Consolidated net income			$83,493

Total assets	$5,465,841	$255,042	$5,720,883
Capital improvements	$55,983	$3,475	$59,458

Quarter Ended June 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$346,987	$27,982	$374,969
Operations expenses	(183,051)	(23,837)	(206,888)
NOI	163,936	4,145	168,081
Reconciliation to consolidated net income:
Depreciation and amortization			(51,344)
Interest income (1)			2,420
Income from other investments, net			2,630
General and administrative			(8,985)
Casualty-related charges/(recoveries), net			6,170
Other expenses			(1,387)
Interest and related amortization			(36,037)
Equity in income of unconsolidated joint ventures			579
Consolidated net income			$82,127

Total assets	$5,391,752	$253,723	$5,645,475
Capital improvements	$58,693	$3,832	$62,525
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
Six Months Ended June 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$727,467	$28,191	$755,658
Operations expenses	(357,647)	(24,722)	(382,369)
NOI	369,820	3,469	373,289
Reconciliation to consolidated net income:
Depreciation and amortization			(103,591)
Loss on sale of real estate and impairment, net			(683)
Interest income			4,440
Income from other investments, net			4,102
General and administrative			(19,694)
Casualty-related charges/(recoveries), net			324
Other expenses			(1,819)
Interest and related amortization			(63,336)
Equity in income of unconsolidated joint ventures			4,854
Consolidated net income			$197,886

Total assets	$5,465,841	$255,042	$5,720,883
Capital improvements	$99,513	$5,146	$104,659

Six Months Ended June 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$706,723	$50,608	$757,331
Operations expenses	(352,456)	(43,123)	(395,579)
NOI	354,267	7,485	361,752
Reconciliation to consolidated net income:
Depreciation and amortization			(102,452)
Interest income (1)			4,588
Income from other investments, net			4,668
General and administrative			(20,974)
Casualty-related charges/(recoveries), net			21,013
Other expenses (1)			(2,479)
Interest and related amortization			(69,580)
Equity in income of unconsolidated joint ventures			862
Consolidated net income			$197,398

Total assets	$5,391,752	$253,723	$5,645,475
Capital improvements	$110,101	$7,130	$117,231
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Revenues:
Rental income	$309,747	$297,401	$633,560	$610,483
Annual membership subscriptions	16,902	16,369	33,244	32,584
Membership upgrade revenue	3,120	4,050	6,172	7,997
Other income	16,473	16,197	32,028	31,746
Gross revenues from ancillary services	12,139	12,970	22,463	23,913
Total property operations revenues	358,381	346,987	727,467	706,723
Expenses:
Utility expense	39,182	38,596	79,451	77,798
Payroll	31,815	31,540	60,086	59,808
Repairs & maintenance	29,495	27,179	52,384	48,541
Insurance and other	26,050	27,227	52,039	51,800
Real estate taxes	21,845	20,099	43,488	40,886
Membership sales and marketing	4,062	6,126	7,993	11,423
Cost of ancillary services	6,177	7,008	10,622	12,501
Ancillary operating expenses	5,567	5,840	10,431	10,553
Property management	20,723	19,436	41,153	39,146
Total property operations expenses	184,916	183,051	357,647	352,456
NOI	$173,465	$163,936	$369,820	$354,267

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Revenues:
Rental income (1)	$3,540	$3,387	$6,933	$6,903
Gross revenue from home sales and brokered resales	10,659	24,595	21,258	43,705
Total revenues	14,199	27,982	28,191	50,608
Expenses:
Rental home operating and maintenance	1,303	1,563	2,451	2,941
Cost of home sales and brokered resales	10,299	20,642	19,546	37,116
Home selling expenses	1,421	1,632	2,725	3,066
Total expenses	13,023	23,837	24,722	43,123
NOI	$1,176	$4,145	$3,469	$7,485
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of June 30, 2025, we owned or had an ownership interest in a portfolio of 455 Properties located throughout the United States and Canada containing 173,340 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income of unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management’s Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2025
MH Sites	73,200
RV Sites:
Annual	34,000
Seasonal	11,200
Transient	18,100
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,900
Total	173,300
_________________________
(1)Primarily utilized to service approximately 112,500 members. Includes approximately 5,800 Sites rented on an annual basis.
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
Results Overview

(amounts in thousands)	Quarters Ended June 30,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.42	$0.42	$—	(0.7)%
FFO per fully diluted Common Share and OP Unit	$0.69	$0.69	$—	0.3%
Normalized FFO per fully diluted Common Share and OP Unit	$0.69	$0.66	$0.03	4.7%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.99	$1.01	$(0.02)	(2.0)%
FFO per fully diluted Common Share and OP Unit	$1.52	$1.55	$(0.03)	(1.4)%
Normalized FFO per fully diluted Common Share and OP Unit	$1.52	$1.44	$0.08	5.7%
_____________________
1.Calculations prepared using actual results without rounding.

Core property operating revenues increased 3.5% and Core income from property operations, excluding property management increased 6.4% for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024.

Management’s Discussion and Analysis (continued)
We continue to focus on the quality of occupancy growth by increasing the number of manufactured homeowners in our Core Portfolio. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.3% for the quarter ended June 30, 2025 and 94.9% for each of the quarters ended December 31, 2024 and June 30, 2024. During the quarter ended June 30, 2025, our Core Portfolio occupancy decreased by 40 sites, which included a decrease in homeowner occupancy of 127 sites and an increase in rental occupancy of 87 sites compared to March 31, 2025. While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. As of June 30, 2025, we had 2,005 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 0.7% for the quarter ended June 30, 2025, compared to the same period in 2024, driven primarily by an increase in Annual RV rental income. Core RV and marina base rental income from annuals represents 76.1% of total Core RV and marina base rental income and increased 3.7% for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, due to a 6.2% increase in rate, offset by a decline of 2.5% in occupancy. Core seasonal and transient RV and marina base rental income decreased 6.5% and 8.2%, respectively, for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024 due to returning supply following a period of weather-related disruption and a moderation in demand due in part to cooler weather and elevated levels of precipitation in the Northern and South Central United States that led to fewer transient stays.
We closed 117 new home sales during the quarter ended June 30, 2025 compared to 255 new home sales during the quarter ended June 30, 2024, a decrease of 54.1%. The decrease in new home sales during the quarter ended June 30, 2025 was driven by a moderation in demand, primarily in the Florida market, resulting in fewer homes being sold, and a change in overall sales mix, resulting in a higher volume of lower priced homes being sold, this quarter as compared to the quarter ended June 30, 2024.
Our gross investment in real estate increased $112.8 million to $8,028.5 million as of June 30, 2025 from $7,915.7 million as of December 31, 2024, primarily due to capital improvements during the six months ended June 30, 2025.
The following chart lists the Properties acquired from January 1, 2024 through June 30, 2025 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2024 (1)				172,500

Expansion Site Development:
Sites added (reconfigured) in 2024				736
Sites added (reconfigured) in 2025				139

Total Sites as of June 30, 2025 (1)				173,400
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

Management’s Discussion and Analysis (continued)
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

Management’s Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Computation of Income from Property Operations:
Net income available for Common Stockholders	$79,708	$78,297	$188,900	$188,202
Redeemable perpetual preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,777	3,822	8,978	9,188
Consolidated net income	83,493	82,127	197,886	197,398
Equity in income/(loss) of unconsolidated joint ventures	47	(579)	(4,854)	(862)
(Gain)/Loss on sale of real estate and impairment, net	683	—	683	—
Gross revenues from home sales, brokered resales and ancillary services	(22,798)	(37,565)	(43,721)	(67,618)
Interest income	(2,202)	(2,420)	(4,440)	(4,588)
Income from other investments, net	(2,084)	(2,630)	(4,102)	(4,668)
Property management	20,723	19,436	41,153	39,146
Depreciation and amortization	52,649	51,344	103,591	102,452
Cost of home sales, brokered resales and ancillary services	16,476	27,650	30,168	49,617
Home selling expenses and ancillary operating expenses	6,988	7,472	13,156	13,619
General and administrative	10,455	8,985	19,694	20,974
Casualty-related charges/(recoveries), net (2)	(541)	(6,170)	(324)	(21,013)
Other expenses (1)	(59)	1,387	1,819	2,479
Interest and related amortization	32,200	36,037	63,336	69,580
Income from property operations, excluding property management	196,030	185,074	414,045	396,516
Property management	(20,723)	(19,436)	(41,153)	(39,146)
Income from property operations	$175,307	$165,638	$372,892	$357,370
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.
(2)Casualty-related charges/(recoveries), net for the quarter ended June 30, 2025 includes debris removal and cleanup costs related to hurricane events of $0.3 million and insurance recovery revenue of $0.8 million, including $0.6 million for reimbursement of capital expenditures. Casualty-related charges/(recoveries), net for the six months ended June 30, 2025 includes debris removal and cleanup costs related to hurricane events of $1.1 million and insurance recovery revenue of $1.5 million, including $0.6 million for reimbursement of capital expenditures.
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$79,708	$78,297	$188,900	$188,202
Income allocated to non-controlling interests – Common OP Units	3,777	3,822	8,978	9,188
Depreciation and amortization	52,649	51,344	103,591	102,452
Depreciation on unconsolidated joint ventures	1,466	1,200	2,797	2,251
(Gain)/Loss on sale of real estate and impairment, net	683	—	683	—
FFO available for Common Stock and OP Unit holders	138,283	134,663	304,949	302,093
Deferred income tax benefit	—	—	—	(239)
Transaction/pursuit costs and other	—	—	—	383
Insurance proceeds due to catastrophic weather event (1)	(593)	(6,170)	(593)	(21,013)
Normalized FFO available for Common Stock and OP Unit holders	$137,690	$128,493	$304,356	$281,224
Weighted average Common Shares outstanding – Fully Diluted	200,095	195,465	200,084	195,505
_____________________
(1)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.

Management’s Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2025 and 2024 and our operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024. Our Core Portfolio consists of our Properties owned and operated during all of 2024 and 2025. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters and six months ended June 30, 2024 and June 30, 2023 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2024 and June 30, 2023, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, filed with the SEC on July 30, 2024.
Comparison of the Quarter Ended June 30, 2025 to the Quarter Ended June 30, 2024
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$186,196	$176,529	$9,667	5.5%	$186,382	$176,702	$9,680	5.5%
Rental home income (1)	3,529	3,375	154	4.6%	3,540	3,387	153	4.5%
RV and marina base rental income (1)	101,586	100,839	747	0.7%	106,123	103,363	2,760	2.7%
Annual membership subscriptions	16,712	16,335	377	2.3%	16,902	16,369	533	3.3%
Membership upgrade revenue (2)(3)	3,120	4,039	(919)	(22.8)%	3,120	4,050	(930)	(23.0)%
Utility and other income (1)	32,900	31,368	1,532	4.9%	35,328	34,680	648	1.9%
Property operating revenues	344,043	332,485	11,558	3.5%	351,395	338,551	12,844	3.8%

Utilities expense	38,164	38,013	151	0.4%	39,182	38,596	586	1.5%
Payroll	30,926	30,946	(20)	(0.1)%	31,815	31,540	275	0.9%
Repairs & maintenance	28,592	26,641	1,951	7.3%	29,495	27,179	2,316	8.5%
Insurance and other (1)(4)	26,340	27,576	(1,236)	(4.5)%	27,663	28,374	(711)	(2.5)%
Real estate taxes	21,182	19,730	1,452	7.4%	21,845	20,099	1,746	8.7%
Rental home operating and maintenance	1,300	1,557	(257)	(16.5)%	1,303	1,563	(260)	(16.6)%
Membership sales and marketing (5)	4,042	6,108	(2,066)	(33.8)%	4,062	6,126	(2,064)	(33.7)%
Property operating expenses, excluding property management	150,546	150,571	(25)	—%	155,365	153,477	1,888	1.2%
Income from property operations, excluding property management (6)	193,497	181,914	11,583	6.4%	196,030	185,074	10,956	5.9%
Property management	20,723	19,437	1,286	6.6%	20,723	19,436	1,287	6.6%
Income from property operations(6)	$172,774	$162,477	$10,297	6.3%	$175,307	$165,638	$9,669	5.8%
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
(2)Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products, which are recognized in Annual membership subscriptions. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500 to $3,000 of earned revenue on an annual basis.
(3)Membership upgrade revenue is net of deferrals of $3.1 million and $4.7 million for the quarters ended June 30, 2025 and 2024, respectively.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $0.9 million for the quarters ended June 30, 2025 and 2024.
(6)See Part I. Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio Income from property operations for the quarter ended June 30, 2025 increased $9.7 million, or 5.8%, from the quarter ended June 30, 2024 driven by an increase of $10.3 million, or 6.3%, from our Core Portfolio, offset by a decrease of $0.6 million from our Non-Core Portfolio. The increase in Income from property operations from our Core Portfolio was primarily due to higher Property operating revenues, primarily in MH base rental income and Utility and other income. Property operating expenses for the quarter ended June 30, 2025 were comparable to the same period in 2024.

Management’s Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended June 30, 2025 increased $9.7 million, or 5.5%, from the quarter ended June 30, 2024, which reflects 5.8% growth from rate increases offset by a decrease of 0.3% in occupancy. The average monthly base rental income per Site in our Core Portfolio increased to approximately $904 for the quarter ended June 30, 2025 from approximately $854 for the quarter ended June 30, 2024. The average occupancy for our Core Portfolio was 94.3% and 94.9% for the quarters ended June 30, 2025 and 2024, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$77,339	$74,574	$2,765	3.7%	$79,823	$76,573	$3,250	4.2%
Seasonal	7,216	7,720	(504)	(6.5)%	7,705	7,965	(260)	(3.3)%
Transient	17,031	18,545	(1,514)	(8.2)%	18,595	18,825	(230)	(1.2)%
RV and marina base rental income	$101,586	$100,839	$747	0.7%	$106,123	$103,363	$2,760	2.7%
RV and marina base rental income in our Core Portfolio for the quarter ended June 30, 2025 increased $0.7 million, or 0.7%, from the quarter ended June 30, 2024 driven by an increase in Annual RV and marina base rental income. The increase in Annual RV and marina base rental income of 3.7% was partially offset by decreases in Seasonal and Transient RV and marina base rental income of 6.5% and 8.2%, respectively, for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024. The decreases in Seasonal and Transient RV and marina base rental income were primarily due to returning supply following a period of weather-related disruption and a moderation in demand due in part to cooler weather and elevated levels of precipitation in the Northern and South Central United States that led to fewer transient stays.
Utility and other income in our Core Portfolio for the quarter ended June 30, 2025 increased $1.5 million, or 4.9%, from the quarter ended June 30, 2024. The increase was primarily due to a $1.0 million and $0.4 million increase in utility income and pass-through income, respectively. The utility recovery rate (utility income divided by utility expenses) for the quarters ended June 30, 2025 and 2024 was approximately 49% and 46%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended June 30, 2025 were in line with the quarter ended June 30, 2024, driven by increases in Repairs and maintenance expenses of $2.0 million, Real estate taxes of $1.5 million, and Utilities expense of $0.2 million, partially offset by a decrease in Membership sales and marketing of $2.1 million, Insurance and other of $1.2 million, and Rental home operating and maintenance of $0.3 million. The increase in Repairs and maintenance expenses is primarily due to higher lawn and common area maintenance expense, contract repairs and extraordinary repairs and maintenance expenses. The increase in Real estate taxes was primarily driven by higher real estate taxes in Florida. The increase in Utilities expense is due to increases in trash, water and electric expense. The decrease in Membership sales and marketing expense was driven by a decrease in allowances for credit losses related to financed membership products that are no longer being offered beginning in the first quarter of 2025. The decrease in Insurance and other expenses was primarily driven by a decrease in administrative, insurance and rental home expense.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenues from new home sales	$9,444	$22,706	$(13,262)	(58.4)%
Cost of new home sales	8,908	19,647	(10,739)	(54.7)%

Gross revenues from used home sales	761	1,240	(479)	(38.6)%
Cost of used home sales	1,232	769	463	60.2%

Gross revenue from brokered resales and ancillary services	12,593	13,619	(1,026)	(7.5)%
Cost of brokered resales and ancillary services	6,336	7,234	(898)	(12.4)%

Home selling and ancillary operating expenses	6,988	7,472	(484)	(6.5)%

Home sales volumes
New home sales	117	255	(138)	(54.1)%
Used home sales	85	59	26	44.1%
Brokered home resales	126	152	(26)	(17.1)%
Gross revenues from new home sales decreased $13.3 million and Cost of new home sales decreased $10.7 million during the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 as a result of a moderation in demand, primarily in the Florida market, resulting in fewer homes being sold, and a change in overall sales mix, resulting in a higher volume of lower priced homes being sold, during the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$8,749	$8,597	$152	1.8%
Rental home operating and maintenance expenses	1,300	1,557	(257)	(16.5)%
Depreciation on rental homes (2)	2,878	2,492	386	15.5%

Gross investment in new manufactured home rental units	$227,739	$227,569	$170	0.1%
Gross investment in used manufactured home rental units	$10,010	$11,521	$(1,511)	(13.1)%

Net investment in new manufactured home rental units	$188,686	$187,382	$1,304	0.7%
Net investment in used manufactured home rental units	$6,513	$7,124	$(611)	(8.6)%

Number of occupied rentals – new, end of period	1,816	1,790	26	1.5%
Number of occupied rentals – used, end of period	189	226	(37)	(16.4)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.2 million for the quarters ended June 30, 2025 and 2024 of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.2 million, or 1.8%, higher during the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to increases in rate.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(52,649)	$(51,344)	$(1,305)	(2.5)%
Interest income	2,202	2,420	(218)	(9.0)%
Income from other investments, net	2,084	2,630	(546)	(20.8)%
General and administrative	(10,455)	(8,985)	(1,470)	(16.4)%
Other expenses	59	(1,387)	1,446	104.3%
Interest and related amortization	(32,200)	(36,037)	3,837	10.6%
Total other income and expenses, net	$(90,959)	$(92,703)	$1,744	1.9%

Total Other income and expenses, net decreased $1.7 million for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to lower Interest and related amortization and Other expenses, partially offset by higher General and administrative expense and Depreciation and amortization.
Casualty-related charges/(recoveries), net
During the quarters ended June 30, 2025 and 2024, we recognized expenses of approximately $0.3 million and $0.7 million, respectively, related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accruals of approximately $0.2 million and $0.7 million related to the expenses incurred during the same periods. During the quarters ended June 30, 2025 and 2024, we also recognized excess insurance recovery revenue of approximately $0.6 million and $6.2 million, respectively, for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $0.6 million lower during the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to lower joint venture income and higher depreciation on joint ventures.

Management’s Discussion and Analysis (continued)
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2025 and 2024:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$370,717	$351,468	$19,249	5.5%	$371,086	$351,807	$19,279	5.5%
Rental home income (1)	6,911	6,879	32	0.5%	6,933	6,903	30	0.4%
RV and marina base rental income (1)	217,697	216,734	963	0.4%	227,688	223,530	4,158	1.9%
Annual membership subscriptions	32,916	32,550	366	1.1%	33,244	32,584	660	2.0%
Membership upgrade revenue (2)(3)	6,105	7,986	(1,881)	(23.6)%	6,172	7,997	(1,825)	(22.8)%
Utility and other income (1)	65,287	62,549	2,738	4.4%	69,977	69,458	519	0.7%
Property operating revenues	699,633	678,166	21,467	3.2%	715,100	692,279	22,821	3.3%

Utilities expense	77,625	76,708	917	1.2%	79,451	77,798	1,653	2.1%
Payroll	58,409	58,682	(273)	(0.5)%	60,086	59,808	278	0.5%
Repairs & maintenance	50,856	47,500	3,356	7.1%	52,384	48,541	3,843	7.9%
Insurance and other (1)(4)	52,593	52,596	(3)	—%	55,202	54,366	836	1.5%
Real estate taxes	42,250	40,180	2,070	5.2%	43,488	40,886	2,602	6.4%
Rental home operating and maintenance	2,446	2,927	(481)	(16.4)%	2,451	2,941	(490)	(16.7)%
Membership sales and marketing (5)	7,916	11,404	(3,488)	(30.6)%	7,993	11,423	(3,430)	(30.0)%
Property operating expenses, excluding property management	292,095	289,997	2,098	0.7%	301,055	295,763	5,292	1.8%
Income from property operations, excluding property management (6)	407,538	388,169	19,369	5.0%	414,045	396,516	17,529	4.4%
Property management	41,153	39,147	2,006	5.1%	41,153	39,146	2,007	5.1%
Income from property operations (6)	$366,385	$349,022	$17,363	5.0%	$372,892	$357,370	$15,522	4.3%
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
(2)Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products, which are recognized in Annual membership subscriptions. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500 to $3,000 of earned revenue on an annual basis.
(3)Membership upgrade revenue is net of deferrals of $4.0 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $1.1 million and $1.3 million the six months ended June 30, 2025 and 2024, respectively.
(6)See Part I. Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio Income from property operations for the six months ended June 30, 2025 increased $15.5 million, or 4.3%, from the same period in 2024 driven by an increase of $17.4 million, or 5.0%, from our Core Portfolio, offset by a decrease of $1.9 million from our Non-Core Portfolio. The increase in Income from property operations from our Core Portfolio was primarily due to higher Property operating revenues, primarily in MH base rental income and Utility and other income, partially offset by an increase in Repairs and maintenance and Real estate taxes.
Property Operating Revenues
MH base rental income in our Core Portfolio for the six months ended June 30, 2025 increased $19.2 million, or 5.5%, from the same period in 2024, which reflects 5.7% growth from rate increases and a decline in occupancy of 0.2%. The average monthly base rental income per Site in our Core Portfolio increased to approximately $899 for the six months ended June 30, 2025 from approximately $851 for the six months ended June 30, 2024. The average occupancy for the Core Portfolio was 94.4% and 94.9% for the six months ended June 30, 2025 and 2024, respectively.

Management’s Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$153,673	$147,890	$5,783	3.9%	$158,176	$152,048	$6,128	4.0%
Seasonal	33,992	35,998	(2,006)	(5.6)%	36,328	37,510	(1,182)	(3.2)%
Transient	30,032	32,846	(2,814)	(8.6)%	33,184	33,972	(788)	(2.3)%
RV and marina base rental income	$217,697	$216,734	$963	0.4%	$227,688	$223,530	$4,158	1.9%
RV and marina base rental income in our Core Portfolio for the six months ended June 30, 2025 increased $1.0 million, or 0.4%, from the same period in 2024 due to an increase in Annual RV and marina base rental income of 3.9%, partially offset by decreases in Seasonal and Transient RV and marina base rental income of 5.6% and 8.6%, respectively, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases in Seasonal and Transient RV and marina base rental income were primarily driven by returning competitor supply following a period of weather-related disruption, a return to normalized demand and cooler weather and elevated levels of precipitation in the Northern and South Central United States that contributed to fewer stays in the second quarter.
Utility and other income in our Core Portfolio for the six months ended June 30, 2025 increased $2.7 million, or 4.4%, from the same period in 2024. The increase was primarily due to an increase in utility income and pass-through income of $1.8 million and $1.0 million, respectively. The utility recovery rate (utility income divided by utility expenses) for the six months ended June 30, 2025 and 2024 was approximately 48% and 46%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the six months ended June 30, 2025 increased $2.1 million, or 0.7%, from the same period in 2024 driven by increases in Repairs and maintenance expenses, Real estate taxes, and Utilities expense of $3.4 million, $2.1 million, and $0.9 million, respectively, partially offset by decreases in Membership sales and marketing expenses, Rental home operating and maintenance, and Payroll of $3.5 million, $0.5 million, and $0.3 million, respectively. The increase in Repairs and maintenance expenses was primarily driven by increases in lawn and common area maintenance expenses, contract repairs and extraordinary repairs and maintenance expenses, partially offset by a decrease in maintenance and housekeeping supplies. The increase in Real estate taxes was primarily due to an increase in real estate taxes in our Florida portfolio. The increase in Utilities expense was due to increases in water, trash and electric expense, partially offset by a decrease in cable and sewer expense. The decrease in Membership sales and marketing expense was primarily driven by a decrease in allowances for credit losses related to financed membership products that beginning in the first quarter of 2025 are no longer being offered. The decrease in Rental home operating and maintenance expense was primarily driven by a decrease in rental home repairs and maintenance expenses. The decrease in Payroll expenses was primarily driven by reduced temporary labor and overtime costs.
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

Management’s Discussion and Analysis (continued)

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenues from new home sales	$18,873	$40,406	$(21,533)	(53.3)%
Cost of new home sales	17,490	35,048	(17,558)	(50.1)%

Gross revenues from used home sales	1,535	2,078	(543)	(26.1)%
Cost of used home sales	1,762	1,644	118	7.2%

Gross revenue from brokered resales and ancillary services	23,313	25,134	(1,821)	(7.2)%
Cost of brokered resales and ancillary services	10,916	12,925	(2,009)	(15.5)%

Home selling and ancillary operating expenses	13,156	13,619	(463)	(3.4)%

Home sales volumes
New home sales	234	446	(212)	(47.5)%
Used home sales	142	113	29	25.7%
Brokered home resales	224	261	(37)	(14.2)%
Gross revenues from new home sales decreased $21.5 million and Cost of new home sales decreased $17.6 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 driven by a moderation in demand, primarily in the Florida and Arizona markets, which resulted in fewer homes being sold during the six months ended June 30, 2025, a change in overall sales mix, resulting in a higher volume of lower priced homes being sold, and disruption due to Hurricanes Milton and Helene.
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$17,143	$17,655	$(512)	(2.9)%
Rental home operating and maintenance expenses	2,446	2,926	(480)	(16.4)%
Depreciation on rental homes (2)	5,123	5,060	63	1.2%

Gross investment in new manufactured home rental units	$227,739	$227,569	$170	0.1%
Gross investment in used manufactured home rental units	$10,010	$11,521	$(1,511)	(13.1)%

Net investment in new manufactured home rental units	$188,686	$187,382	$1,304	0.7%
Net investment in used manufactured home rental units	$6,513	$7,124	$(611)	(8.6)%

Number of occupied rentals – new, end of period	1,816	1,790	26	1.5%
Number of occupied rentals – used, end of period	189	226	(37)	(16.4)%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $10.2 million and $10.8 million of Site rental income for the six months ended June 30, 2025 and 2024, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.5 million, or 2.9%, lower during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a net decrease in the number of occupied rentals.

Management’s Discussion and Analysis (continued)
Miscellaneous Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(103,591)	$(102,452)	$(1,139)	(1.1)%
Interest income	4,440	4,588	(148)	(3.2)%
Income from other investments, net	4,102	4,668	(566)	(12.1)%
General and administrative	(19,694)	(20,974)	1,280	6.1%
Other expenses (1)	(1,819)	(2,479)	660	26.6%
Interest and related amortization	(63,336)	(69,580)	6,244	9.0%
Total other income and expenses, net	$(179,898)	$(186,229)	$6,331	3.4%
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Total Other income and expenses, net decreased $6.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower Interest and related amortization and General and administrative expenses, partially offset by higher Depreciation and amortization.
Casualty-related charges/(recoveries), net
During the six months ended June 30, 2025 and 2024, we recognized expenses of approximately $1.1 million and $1.2 million, respectively, related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accruals of $0.8 million and $1.2 million related to the expenses incurred during the same periods. During the six months ended June 30, 2025 and 2024, we also recognized insurance recovery revenue in excess of expenses for Hurricane Ian of $0.6 million and $21.0 million, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $4.0 million higher during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds, of which $6.2 million exceeded our basis in the joint venture.

Management’s Discussion and Analysis (continued)
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
On November 1, 2024, we entered into a new ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of June 30, 2025, the full capacity of our ATM equity offering program remained available for issuance.
As of June 30, 2025, we had available liquidity in the form of approximately 408.8 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swaps, see Part I. Item 1. Financial Statements—Note 8. Derivative Instruments and Hedging.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of June 30, 2025, our LOC had a borrowing capacity of $409.9 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the six months ended June 30,
(amounts in thousands)	2025	2024
Net cash provided by operating activities	$324,677	$341,877
Net cash used in investing activities	(156,873)	(104,606)
Net cash used in financing activities	(159,372)	(231,550)
Net increase in cash and restricted cash	$8,432	$5,721
Operating Activities
Net cash provided by operating activities decreased $17.2 million to $324.7 million for the six months ended June 30, 2025 from $341.9 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to increases in cash outflows related to manufactured homes, net and accounts payable and other liabilities, partially offset by an increase in business insurance proceeds.

Management’s Discussion and Analysis (continued)
The following table summarizes our purchase and sale activity of manufactured homes:

	For the six months ended June 30,
(amounts in thousands)	2025	2024
Purchase of manufactured homes	$(33,655)	$(24,537)
Sale of manufactured homes	16,600	34,497
Manufactured homes, net	$(17,055)	$9,960
Investing Activities
Net cash used in investing activities increased $52.3 million to $156.9 million for the six months ended June 30, 2025 from $104.6 million for the six months ended June 30, 2024. The increase was primarily driven by the $56.1 million term loan to RVC.
Capital Improvements
The following table summarizes capital improvements:

	For the six months ended June 30,
(amounts in thousands)	2025	2024
Asset preservation (1)	$22,262	$20,869
Improvements and renovations(2)	16,336	15,173
Property upgrades and development (3)	57,005	69,352
Site development (4)	5,146	7,130
Total property improvements	100,749	112,524
Corporate	3,910	4,707
Total capital improvements	$104,659	$117,231
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $13.9 million and $10.4 million of restoration and improvement capital expenditures related to hurricane activity for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities decreased $72.2 million to $159.4 million for the six months ended June 30, 2025 from $231.6 million for the six months ended June 30, 2024. The decrease was primarily due to lower net debt repayments of $92.5 million, partially offset by increases in distributions to common stock and OP unit holders of $17.8 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2025.

Management’s Discussion and Analysis (continued)
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
There have been no material changes to the Item 1A. Risk Factors discussed in our 2024 Form 10-K other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain “qualified REIT dividends” for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on “net investment income”). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your tax advisors regarding the OBBBA and its potential effect on an investment in our common stock.

Item 6.Exhibits

10.1(a)	Form of Indemnification Agreement
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 10-Q for the quarter ended March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 29, 2025	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2025	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2025	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)