Form 10-Q
period 2025-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2025-10-29
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,828,480 shares of Common Stock as of October 22, 2025.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,463	$2,088,682
Land improvements	4,739,532	4,582,815
Buildings and other depreciable property	1,280,579	1,244,193
	8,108,574	7,915,690
Accumulated depreciation	(2,787,438)	(2,639,538)
Net investment in real estate	5,321,136	5,276,152
Cash and restricted cash	39,291	24,576
Notes receivable, net	96,846	50,726
Investment in unconsolidated joint ventures	87,011	83,772
Deferred commission expense	58,530	56,516
Other assets, net	144,367	153,910
Total Assets	$5,747,181	$5,645,652

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,794,804	$2,928,292
Term loans, net	437,250	199,344
Unsecured line of credit	45,000	77,000
Accounts payable and other liabilities	196,958	159,225
Deferred membership revenue	224,877	229,301
Accrued interest payable	10,926	10,679
Rents and other customer payments received in advance and security deposits	122,470	122,448
Distributions payable	103,143	95,577
Total Liabilities	3,935,428	3,821,866
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 193,825,482 and 191,056,527 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1,988	1,962
Paid-in capital	1,979,547	1,951,430
Distributions in excess of accumulated earnings	(225,682)	(214,979)
Accumulated other comprehensive income/(loss)	(2,594)	2,303
Total Stockholders’ Equity	1,753,259	1,740,716
Non-controlling interests – Common OP Units	58,494	83,070
Total Equity	1,811,753	1,823,786
Total Liabilities and Equity	$5,747,181	$5,645,652

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$327,437	$314,468	$967,930	$931,854
Annual membership subscriptions	17,868	16,714	51,112	49,298
Membership upgrade revenue	3,120	4,173	9,292	12,170
Other income	15,220	16,440	47,248	48,186
Gross revenues from home sales, brokered resales and ancillary services	24,927	30,839	68,648	98,457
Interest income	2,770	2,430	7,210	7,018
Income from other investments, net	1,972	2,192	6,074	6,860
Total revenues	393,314	387,256	1,157,514	1,153,843
Expenses:
Property operating and maintenance	133,243	129,010	379,654	369,898
Real estate taxes	20,585	20,731	64,073	61,617
Membership sales and marketing	4,199	6,448	12,192	17,871
Property management	20,277	20,165	61,430	59,311
Depreciation and amortization	52,313	50,934	155,904	153,386
Cost of home sales, brokered resales and ancillary services	17,474	22,051	47,642	71,668
Home selling expenses and ancillary operating expenses	7,186	7,336	20,342	20,955
General and administrative	8,791	9,274	28,485	30,248
Casualty-related charges/(recoveries), net	(3,748)	591	(4,072)	(20,422)
Other expenses	711	1,402	2,530	3,881
Early debt retirement	—	30	—	30
Interest and related amortization	33,659	36,497	96,995	106,077
Total expenses	294,690	304,469	865,175	874,520
Income before other items	98,624	82,787	292,339	279,323
Gain /(Loss) on sale of real estate and impairment, net	31	(1,798)	(652)	(1,798)
Equity in income/(loss) of unconsolidated joint ventures	1,708	5,874	6,562	6,736
Consolidated net income	100,363	86,863	298,249	284,261

Income allocated to non-controlling interests – Common OP Units	(3,233)	(4,042)	(12,211)	(13,230)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$97,130	$82,821	$286,030	$271,023

Consolidated net income	$100,363	$86,863	$298,249	$284,261
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	(584)	(10,056)	(4,897)	(10,825)
Consolidated comprehensive income	99,779	76,807	293,352	273,436
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,215)	(3,575)	(11,998)	(12,727)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$96,564	$73,232	$281,346	$260,701

Earnings per Common Share – Basic	$0.50	$0.44	$1.49	$1.45

Earnings per Common Share – Fully Diluted	$0.50	$0.44	$1.49	$1.45

Weighted average Common Shares outstanding – Basic	193,004	186,327	191,640	186,311
Weighted average Common Shares outstanding – Fully Diluted	200,126	195,510	200,098	195,507

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786
Issuance of Common Stock through employee stock purchase plan	—	391	—	—	—	—	391
Compensation expenses related to restricted stock and stock options	—	1,771	—	—	—	—	1,771
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	118	—	—	—	(118)	—
Adjustment for fair market value of swap	—	—	—	—	(1,629)	—	(1,629)
Consolidated net income	—	—	—	109,192	—	5,201	114,393
Distributions	—	—	—	(98,439)	—	(4,689)	(103,128)
Other	—	(61)	—	—	—	—	(61)
Balance as of March 31, 2025	$1,962	$1,951,391	$—	$(204,226)	$674	$83,464	$1,833,265
Exchange of Common OP Units for Common Stock	—	396	—	—	—	(397)	(1)
Issuance of Common Stock through employee stock purchase plan	—	355	—	—	—	—	355
Compensation expenses related to restricted stock and stock options	—	1,812	—	—	—	—	1,812
Adjustment for Common OP Unitholders in the Operating Partnership	—	40	—	—	—	(40)	—
Adjustment for fair market value of swap	—	—	—	—	(2,684)	—	(2,684)
Consolidated net income	—	—	8	79,708	—	3,777	83,493
Distributions	—	—	(8)	(98,474)	—	(4,666)	(103,148)
Other	—	(140)	—	—	—	—	(140)
Balance as of June 30, 2025	$1,962	$1,953,854	$—	$(222,992)	$(2,010)	$82,138	$1,812,952
Exchange of Common OP Units for Common Stock	26	23,580	—	—	—	(23,606)	—
Issuance of Common Stock through employee stock purchase plan	—	388	—	—	—	—	388
Compensation expenses related to restricted stock and stock options	—	1,842	—	—	—	—	1,842
Adjustment for Common OP Unitholders in the Operating Partnership	—	(50)	—	—	—	50	—
Adjustment for fair market value of swaps	—	—	—	—	(584)		(584)
Consolidated net income	—	—	—	97,130	—	3,233	100,363
Distributions	—	—	—	(99,820)	—	(3,321)	(103,141)
Other	—	(67)	—	—	—	—	(67)
Balance as of September 30, 2025	$1,988	$1,979,547	$—	$(225,682)	$(2,594)	$58,494	$1,811,753

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Consolidated net income	$298,249	$284,261
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	652	1,798
Early debt retirement	—	30
Depreciation and amortization	159,562	157,492
Amortization of loan costs	3,811	3,989
Equity in (income)/loss of unconsolidated joint ventures	(6,562)	(6,736)
Distributions of income from unconsolidated joint ventures	252	1,331
Proceeds from insurance claims, net	(4,010)	(18,971)
Compensation expense related to incentive plans	7,550	7,226
Revenue recognized from membership upgrade sales upfront payments	(10,054)	(12,170)
Commission expense related to memberships	3,549	3,397
Changes in assets and liabilities:
Manufactured homes, net	(29,623)	11,379
Notes receivable, net	9,898	(5,152)
Deferred commission expense	(5,563)	(5,806)
Other assets, net	5,065	(3,914)
Accounts payable and other liabilities	33,259	44,659
Deferred membership revenue	5,630	26,697
Rents and other customer payments received in advance and security deposits	22	1,894
Net cash provided by operating activities	471,687	491,404
Cash Flows From Investing Activities:
Real estate acquisitions, net	—	(24)
Investment in unconsolidated joint ventures	(9,494)	(9,299)
Distributions of capital from unconsolidated joint ventures	11,943	14,113
Proceeds from insurance claims, net	5,874	18,933
Issuance of notes receivable	(56,110)	—
Capital improvements	(175,933)	(175,629)
Net cash used in investing activities	(223,720)	(151,906)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,135	1,158
Distributions:
Common Stockholders	(288,143)	(261,538)
Common OP Unitholders	(13,702)	(12,769)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(2,258)	(1,908)
Principal payments and mortgage debt repayment	(135,513)	(48,055)
Term loan proceeds	240,000	—
Line of credit repayment	(694,500)	(382,000)
Line of credit proceeds	662,500	383,500
Debt issuance and defeasance costs	(2,494)	(6,857)
Other	(269)	(560)
Net cash used in financing activities	(233,252)	(329,037)
Net increase in cash and restricted cash	14,715	10,461
Cash and restricted cash, beginning of period	24,576	29,937
Cash and restricted cash, end of period	$39,291	$40,398

	Nine Months Ended September 30,
	2025	2024
Supplemental Information:
Cash paid for interest, net	$96,639	$106,715
Cash paid for the purchase of manufactured homes	$55,034	$36,003

Real estate acquisitions:
Investment in real estate	$—	$(24)
Real estate acquisitions, net	$—	$(24)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

Equity LifeStyle Properties, Inc. (“ELS” or the “Company”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our”. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. We provide our customers the opportunity to place manufactured homes and cottages, RVs and/or boats on our Properties either on a long-term or short-term basis. Our customers may lease individual developed areas (“Sites”) or enter into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays.
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership, has exclusive responsibility and discretion in management and control of the Operating Partnership and held a 96.8% interest as of September 30, 2025. As the general partner with control, ELS is the primary beneficiary of, and therefore consolidates, the Operating Partnership.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
Annual membership subscriptions and membership upgrades are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Membership subscriptions provide our customers access to specific Properties for limited stays at a specified group of Properties. Upgraded memberships provide enhanced benefits for members in good standing, including longer stays, the ability to make earlier reservations, potential discounts on rental units, and potential access to additional properties. Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products, that require a non-refundable upfront deposit. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-refundable upfront payments, and members in good standing are entitled to enhanced benefits for as long as they choose to remain in the program.
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
(b)    Restricted Cash
As of September 30, 2025 and December 31, 2024, restricted cash consisted of $26.1 million and $19.0 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of the notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. Notes receivable includes a term loan made to RVC, an equity method investment of the Company, in the amount of $56.1 million, which is secured by the underlying Properties within the joint venture. Refer to Note 7. Investment in Unconsolidated Joint Ventures.
The fair market value of mortgage notes payable, the term loans and interest rate derivatives are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 8. Borrowing Arrangements and Note 9. Derivative Instruments and Hedging.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.
(d)    Insurance Recoveries

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
We carry comprehensive insurance coverage for losses resulting from property damage and environmental liability and business interruption claims on all of our Properties. We record the estimated amount of expected insurance proceeds for property damage, clean-up costs and other losses incurred as an asset (typically a receivable from our insurance carriers) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the losses incurred and any amount of insurance recovery related to business interruption are considered a gain contingency and will be recognized in the period in which the insurance proceeds are received. During the quarter ended September 30, 2024, we recognized approximately $2.3 million of expenses related to debris removal and cleanup related to hurricane events, with $1.3 million of insurance recovery revenue accruals related to the expenses. During the quarters ended September 30, 2025 and 2024, we also recorded $3.7 million and $0.5 million, respectively, of insurance recovery revenue in excess of expenses related to hurricane events. During the nine months ended September 30, 2025 and 2024, we recognized approximately $1.0 million and $3.5 million, respectively, of expenses related to debris removal and cleanup related to hurricane events, with $0.8 million and $2.5 million of insurance recovery revenue accruals related to the expenses incurred during the same periods. During the nine months ended September 30, 2025 and 2024, we also recorded $4.3 million and $21.5 million, respectively, of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
During the quarters ended September 30, 2025 and 2024, we recognized business interruption recovery revenue of approximately $0.9 million and $2.1 million, respectively, related to Hurricane Ian. During the nine months ended September 30, 2025 and 2024, we recognized business interruption recovery revenue of approximately $4.9 million and $5.9 million, respectively, related to Hurricane Ian.
(e)    New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disaggregated disclosure of the nature of expenses included in the income statement into certain required expense categories. This update is effective for annual periods beginning after December 15, 2026, with early adoption being permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements.

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

(amounts in thousands)	As of September 30, 2025
2025	$21,782
2026	84,968
2027	64,337
2028	30,167
2029	25,079
Thereafter	47,519
Total	$273,852

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Leases (continued)
Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring on various dates between 2028 and 2056. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the quarters ended September 30, 2025 and 2024, total operating lease payments were $1.9 million and $1.8 million, respectively. For the nine months ended September 30, 2025 and 2024, total operating lease payments were $5.4 million and $5.1 million, respectively.
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of September 30, 2025:

	As of September 30, 2025
(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2025	$414	$2,231	$2,645
2026	686	3,966	4,652
2027	691	3,417	4,108
2028	687	3,037	3,724
2029	629	3,068	3,697
Thereafter	3,134	7,859	10,993
Total undiscounted rental payments	6,241	23,578	29,819
Less imputed interest	(1,604)	(3,528)	(5,132)
Total lease liabilities	$4,637	$20,050	$24,687

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $21.5 million and $24.7 million, respectively, as of September 30, 2025. The weighted average remaining lease term for our operating leases was seven years and the weighted average incremental borrowing rate was 4.1% as of September 30, 2025.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”) for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2025	2024	2025	2024
Numerators:
Net income available for Common Stockholders – Basic	$97,130	$82,821	$286,030	$271,023
Amounts allocated to non-controlling interests (dilutive securities)	3,233	4,042	12,211	13,230
Net income available for Common Stockholders – Fully Diluted	$100,363	$86,863	$298,241	$284,253
Denominators:
Weighted average Common Shares outstanding – Basic	193,004	186,327	191,640	186,311
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	7,065	9,105	8,412	9,105
Stock options and restricted stock	57	78	46	91
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,126	195,510	200,098	195,507

Earnings per Common Share – Basic	$0.50	$0.44	$1.49	$1.45

Earnings per Common Share – Fully Diluted	$0.50	$0.44	$1.49	$1.45

Note 5 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2024:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
$0.4775	December 31, 2024	December 27, 2024	January 10, 2025
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
$0.5150	September 30, 2025	September 26, 2025	October 10, 2025
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of Common Stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of Common Stock, cause the Operating Partnership to pay cash. There were 2,607,875 OP units exchanged for an equal amount of Common Stock during the quarter ended September 30, 2025 and 2,651,199 OP units exchanged for an equal amount of Common Stock during the nine months ended September 30, 2025. No OP units were exchanged for Common Stock during the quarter and nine months ended September 30, 2024.
Equity Offering Program
On November 1, 2024, we entered into a new at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of September 30, 2025, the full capacity of our ATM equity offering program remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Investment in Real Estate
Dispositions
On October 1, 2025, we disposed of two RV communities in the Property Operations segment for gross proceeds of $2.8 million, which resulted in a gain on sale of approximately $1.4 million to be recognized in the fourth quarter of 2025. As of September 30, 2025, the two RV communities had total assets of $1.2 million and total liabilities of approximately $0.1 million.
Impairment
During the quarter and nine months ended September 30, 2024, we recorded a $1.8 million reduction in the carrying value of certain assets, which is included in Gain/(Loss) on sale of real estate and impairment, net in the Consolidated Statements of Income and Comprehensive Income, related to Hurricane Helene.

Note 7 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

	Investment as of
Investment	September 30, 2025	December 31, 2024
RVC (a)	$58,054	$61,505
Other (b)	28,957	22,267
	$87,011	$83,772

				Income/(Loss) for the Quarters Ended		Income/(Loss) for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (c)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
RVC (a)	Various	1,489	80%	$(252)	$(255)	$(2,061)	$(801)
Other (b)	Various	2,417	49% to 65%	1,960	6,129	8,623	7,537
		3,906		$1,708	$5,874	$6,562	$6,736

_____________________
(a)Includes three joint ventures which include eight operating RV communities and one RV property under development.
(b)Includes various other joint ventures.
(c)The percentages shown approximate our economic interest as of September 30, 2025. Our legal ownership interest may differ. We do not exercise control over these entities.
During the quarter ended June 30, 2025, we made a $56.1 million term loan to RVC, which is presented within Notes receivable, net on the Consolidated Balance Sheets. The joint venture used the proceeds to repay its senior secured loan at maturity on June 17, 2025. The term loan to RVC has an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus 1.25% to 1.65%, matures on June 17, 2026 and has an option to extend the maturity date by one year subject to our approval. As of September 30, 2025, the note receivable from RVC is $56.1 million.
We received approximately $3.7 million and $12.3 million in distributions from our unconsolidated joint ventures for the quarters ended September 30, 2025 and 2024, respectively. Approximately $2.3 million and $5.9 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the quarters ended September 30, 2025 and 2024, respectively, and as such, were recorded as Equity in income/(loss) of unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.
We received approximately $12.2 million and $15.4 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2025 and 2024, respectively. Approximately $9.7 million and $7.0 million of the distributions made to us exceeded our basis in our unconsolidated joint ventures for the nine months ended September 30, 2025 and 2024, respectively, and as such, were recorded as Equity in income/(loss) of unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 – Borrowing Arrangements
Mortgage Notes Payable
Our mortgage notes payable are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our mortgage notes payable:

	As of September 30, 2025		As of December 31, 2024
(amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes payable, excluding deferred financing costs	$2,407,284	$2,817,175	$2,329,253	$2,952,689

The weighted average interest rate on our outstanding mortgage indebtedness, including the impact of loan cost amortization on mortgage indebtedness, as of September 30, 2025, was approximately 3.9% per annum. The debt bears interest at stated rates ranging from 2.4% to 5.1% per annum and matures on various dates ranging from 2028 to 2041. The debt encumbered a total of 112 and 120 of our Properties as of September 30, 2025 and December 31, 2024, respectively, and the gross carrying value of such Properties was approximately $3,242.4 million and $3,268.5 million as of September 30, 2025 and December 31, 2024, respectively.
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
The LOC had a balance of $45.0 million and $77.0 million outstanding as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our LOC had a remaining borrowing capacity of $454.9 million.
The carrying values of our term loans and LOC on the Consolidated Balance Sheets approximate fair value.
As of September 30, 2025, we were in compliance in all material respects with the covenants in all our borrowing arrangements.
Note 9 - Derivative Instruments and Hedging
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. We do not enter into derivatives for speculative purposes.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 9 - Derivative Instruments and Hedging (continued)
In March 2021, we entered into a Swap Agreement (the “2021 Swap”), with a notional amount of $300.0 million allowing us to trade the variable interest rate associated with our $300 million Term Loan for a fixed interest rate. In March 2023, we amended the 2021 Swap agreement to reflect the change in the $300 million Term Loan interest rate benchmark from LIBOR to SOFR (see Note 8. Borrowing Arrangements). The 2021 Swap resulted in a fixed interest rate of 0.41% per annum on the $300 million Term Loan, and expired on March 25, 2024.
In April 2023, we entered into a Swap Agreement (the “2023 Swap”) with a notional amount of $200.0 million allowing us to trade the variable interest rate associated with our $200.0 million Term Loan for a fixed interest rate. The 2023 Swap resulted in a weighted average fixed interest rate of 4.88% per annum on the $200.0 million Term Loan and expires on January 21, 2027.
In April 2024, we entered into three Swap Agreements (the “2024 Swaps”) with an aggregate notional value of $300.0 million allowing us to trade the variable interest rate associated with our $300 million Term Loan for a fixed interest rate with maturity on April 17, 2026. In connection with the repayment of the $300 million Term Loan on October 3, 2024 (Note 8. Borrowing Arrangements), we terminated the interest rate swap agreements with an aggregate loss of $4.4 million. The Company determined that it was probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $4.4 million of losses in Accumulated Other Comprehensive Income was reclassified to Early debt retirement in the Consolidated Statements of Income and Comprehensive Income in our 2024 Form 10-K.
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
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2025	2024
Interest Rate Swaps	Other assets, net	$—	$2,303
Interest Rate Swaps	Accounts payable and other liabilities	$2,594	$—

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives on the Consolidated Statements of Income and Comprehensive Income (in thousands):

		For the quarters ended September 30,		For the nine months ended September 30,
Derivatives in Cash Flow Hedging Relationship		2025	2024	2025	2024
Interest Rate Swaps		$(269)	$8,144	$2,513	$2,168

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income on the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the quarters ended September 30,		For the nine months ended September 30,
Interest Rate Swaps	Interest Expense	2025	2024	2025	2024
		$(853)	$(1,912)	$(2,384)	$(8,657)
During the next twelve months, we estimate that $0.1 million will be reclassified from Accumulated other comprehensive income/(loss) as a decrease to interest expense related to the 2023 Swap and 2025 Swaps. This estimate may be subject to change as the underlying SOFR changes. As of September 30, 2025, we had not posted any collateral related to the 2023 Swap or 2025 Swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Deferred Revenue from Membership Upgrades and Deferred Commission Expense

The components of the change in deferred revenue from membership upgrades and deferred commission expense were as follows:

(amounts in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Deferred revenue, beginning	$218,164	$206,625
Deferred membership upgrade revenue	5,711	26,404
Revenue recognized from membership upgrades	(10,054)	(12,170)
Net increase (decrease) in deferred revenue	(4,343)	14,234
Deferred revenue, ending (a)	$213,821	$220,859

Deferred commission expense, beginning	$56,516	$53,641
Deferred commission expense	5,563	5,806
Commission expense recognized	(3,549)	(3,397)
Net increase in deferred commission expense	2,014	2,409
Deferred commission expense, ending	$58,530	$56,050
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 11 – Equity Incentive Awards (continued)
Stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income, was $1.8 million and $1.5 million for the quarters ended September 30, 2025 and 2024, respectively, and $5.4 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of September 30, 2025, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Note 13 – Reportable Segments
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
All revenues were from external customers, and there is no customer who contributed 10% or more of our total revenues during the quarters or nine months ended September 30, 2025 or 2024.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following tables summarize our segment financial information for the quarters and nine months ended September 30, 2025 and 2024:
Quarter Ended September 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$373,340	$15,232	$388,572
Operations expenses	(189,338)	(13,626)	(202,964)
NOI	184,002	1,606	185,608
Reconciliation to consolidated net income:
Depreciation and amortization			(52,313)
Gain/(Loss) on sale of real estate and impairment, net			31
Interest income			2,770
Income from other investments, net			1,972
General and administrative			(8,791)
Casualty-related charges/(recoveries), net			3,748
Other expenses			(711)
Interest and related amortization			(33,659)
Equity in income of unconsolidated joint ventures			1,708
Consolidated net income			$100,363

Total assets	$5,478,166	$269,015	$5,747,181
Capital improvements	$66,072	$5,202	$71,274

Quarter Ended September 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$362,304	$20,330	$382,634
Operations expenses	(188,217)	(17,524)	(205,741)
NOI	174,087	2,806	176,893
Reconciliation to consolidated net income:
Depreciation and amortization			(50,934)
Gain/(Loss) on sale of real estate and impairment, net			(1,798)
Interest income (1)			2,430
Income from other investments, net			2,192
General and administrative			(9,274)
Casualty-related charges/(recoveries), net			(591)
Other expenses			(1,402)
Interest and related amortization			(36,497)
Equity in income of unconsolidated joint ventures			5,874
Early debt retirement			(30)
Consolidated net income			$86,863

Total assets	$5,397,984	$246,135	$5,644,119
Capital improvements	$55,690	$2,708	$58,398
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
Nine Months Ended September 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,100,807	$43,423	$1,144,230
Operations expenses	(546,985)	(38,348)	(585,333)
NOI	553,822	5,075	558,897
Reconciliation to consolidated net income:
Depreciation and amortization			(155,904)
Gain/(Loss) on sale of real estate and impairment, net			(652)
Interest income			7,210
Income from other investments, net			6,074
General and administrative			(28,485)
Casualty-related charges/(recoveries), net			4,072
Other expenses			(2,530)
Interest and related amortization			(96,995)
Equity in income of unconsolidated joint ventures			6,562
Consolidated net income			$298,249

Total assets	$5,478,166	$269,015	$5,747,181
Capital improvements	$165,585	$10,348	$175,933

Nine Months Ended September 30, 2024

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,069,027	$70,938	$1,139,965
Operations expenses	(540,673)	(60,647)	(601,320)
NOI	528,354	10,291	538,645
Reconciliation to consolidated net income:
Depreciation and amortization			(153,386)
Gain/(Loss) on sale of real estate and impairment, net			(1,798)
Interest income (1)			7,018
Income from other investments, net			6,860
General and administrative			(30,248)
Casualty-related charges/(recoveries), net			20,422
Other expenses (1)			(3,881)
Interest and related amortization			(106,077)
Equity in income of unconsolidated joint ventures			6,736
Early debt retirement			(30)
Consolidated net income			$284,261

Total assets	$5,397,984	$246,135	$5,644,119
Capital improvements	$165,791	$9,838	$175,629
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Revenues:
Rental income	$323,827	$311,072	$957,387	$921,555
Annual membership subscriptions	17,868	16,714	51,112	49,298
Membership upgrade revenue	3,120	4,173	9,292	12,170
Other income	15,220	16,440	47,248	48,186
Gross revenues from ancillary services	13,305	13,905	35,768	37,818
Total property operations revenues	373,340	362,304	1,100,807	1,069,027
Expenses:
Utility expense	45,830	42,998	125,281	120,796
Payroll	32,502	32,247	92,588	92,055
Repairs & maintenance	26,710	26,072	79,094	74,613
Insurance and other	26,837	26,299	78,876	78,099
Real estate taxes	20,585	20,731	64,073	61,617
Membership sales and marketing	4,199	6,448	12,192	17,871
Cost of ancillary services	6,788	7,520	17,410	20,021
Ancillary operating expenses	5,610	5,737	16,041	16,290
Property management	20,277	20,165	61,430	59,311
Total property operations expenses	189,338	188,217	546,985	540,673
NOI	$184,002	$174,087	$553,822	$528,354

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Revenues:
Rental income (1)	$3,610	$3,396	$10,543	$10,299
Gross revenue from home sales and brokered resales	11,622	16,934	32,880	60,639
Total revenues	15,232	20,330	43,423	70,938
Expenses:
Rental home operating and maintenance	1,364	1,394	3,815	4,335
Cost of home sales and brokered resales	10,686	14,531	30,232	51,647
Home selling expenses	1,576	1,599	4,301	4,665
Total expenses	13,626	17,524	38,348	60,647
NOI	$1,606	$2,806	$5,075	$10,291
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of September 30, 2025, we owned or had an ownership interest in a portfolio of 455 Properties located throughout the United States and Canada containing 173,341 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income/(loss) of unconsolidated joint ventures on the Consolidated Statements of Income and Comprehensive Income.

Management’s Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2025
MH Sites	73,200
RV Sites:
Annual	34,400
Seasonal	11,200
Transient	17,800
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,900
Total (3)	173,300
_________________________
(1)Primarily utilized to service approximately 111,900 members. Includes approximately 6,000 Sites rented on an annual basis.
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
Results Overview

(amounts in thousands)	Quarters Ended September 30,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.50	$0.44	$0.06	12.9%
FFO per fully diluted Common Share and OP Unit	$0.77	$0.72	$0.05	6.8%
Normalized FFO per fully diluted Common Share and OP Unit	$0.75	$0.72	$0.03	4.6%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$1.49	$1.45	$0.04	2.5%
FFO per fully diluted Common Share and OP Unit	$2.29	$2.27	$0.02	1.2%
Normalized FFO per fully diluted Common Share and OP Unit	$2.27	$2.16	$0.11	5.4%
_____________________
1.Calculations prepared using actual results without rounding.

Core property operating revenues increased 3.1% and Core income from property operations, excluding property management, increased 5.3% for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Management’s Discussion and Analysis (continued)
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe that renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 94.3% for the quarter ended September 30, 2025, 95.0% for the quarter ended September 30, 2024 and 94.9% for the quarter ended December 31, 2024. During the quarter ended September 30, 2025, our Core Portfolio occupancy increased by 4 sites, which included an increase in rental occupancy of 86 sites and a decrease in homeowner occupancy of 82 sites compared to June 30, 2025. As of September 30, 2025, we had 2,091 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio decreased 0.4% for the quarter ended September 30, 2025, compared to the same period in 2024, driven primarily by a decrease in Core Seasonal and Transient RV rental income, partially offset by an increase in Core Annual RV rental income. Core Seasonal and Core Transient RV and marina base rental income decreased 14.5% and 8.1%, respectively, for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024 due to returning competitor supply following a period of weather-related disruption, a moderation in demand, and a loss of Canadian customers in the Northeastern United States that led to fewer seasonal and transient stays. Core RV and marina base rental income from annuals represents 71.0% of total Core RV and marina base rental income and increased 3.9% for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, due to a 6.0% increase in rate, offset by a 2.1% decline in occupancy since the quarter ended September 30, 2024. We have increased Core Annual RV occupancy by approximately 475 sites during the quarter ended September 30, 2025.
We closed 119 new home sales during the quarter ended September 30, 2025 compared to 174 new home sales during the quarter ended September 30, 2024. The decrease in new home sales during the quarter ended September 30, 2025 was driven by a moderation in demand, primarily in the Florida market, resulting in fewer homes being sold this quarter as compared to the quarter ended September 30, 2024.
Our gross investment in real estate increased $192.9 million to $8,108.6 million as of September 30, 2025 from $7,915.7 million as of December 31, 2024, primarily due to capital improvements during the nine months ended September 30, 2025.
The following chart lists the Properties acquired from January 1, 2024 through September 30, 2025 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2024 (1)				172,500

Expansion Site Development:
Sites added (reconfigured) in 2024				736
Sites added (reconfigured) in 2025				140

Total Sites as of September 30, 2025 (1)				173,300
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

Management’s Discussion and Analysis (continued)
The following table reconciles Net income available for Common Stockholders to Income from property operations for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Computation of Income from Property Operations:
Net income available for Common Stockholders	$97,130	$82,821	$286,030	$271,023
Redeemable perpetual preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	3,233	4,042	12,211	13,230
Consolidated net income	100,363	86,863	298,249	284,261
Equity in income/(loss) of unconsolidated joint ventures	(1,708)	(5,874)	(6,562)	(6,736)
(Gain)/Loss on sale of real estate and impairment, net	(31)	1,798	652	1,798
Gross revenues from home sales, brokered resales and ancillary services	(24,927)	(30,839)	(68,648)	(98,457)
Interest income	(2,770)	(2,430)	(7,210)	(7,018)
Income from other investments, net	(1,972)	(2,192)	(6,074)	(6,860)
Property management	20,277	20,165	61,430	59,311
Depreciation and amortization	52,313	50,934	155,904	153,386
Cost of home sales, brokered resales and ancillary services	17,474	22,051	47,642	71,668
Home selling expenses and ancillary operating expenses	7,186	7,336	20,342	20,955
General and administrative	8,791	9,274	28,485	30,248
Casualty-related charges/(recoveries), net (1)	(3,748)	591	(4,072)	(20,422)
Other expenses (2)	711	1,402	2,530	3,881
Early debt retirement	—	30	—	30
Interest and related amortization	33,659	36,497	96,995	106,077
Income from property operations, excluding property management	205,618	195,606	619,663	592,122
Property management	(20,277)	(20,165)	(61,430)	(59,311)
Income from property operations	$185,341	$175,441	$558,233	$532,811
_____________________
(1)Casualty-related charges/(recoveries), net for the quarter ended September 30, 2025 includes $3.7 million for reimbursement of capital expenditures. Casualty-related charges/(recoveries), net for the nine months ended September 30, 2025 includes debris removal and cleanup costs related to hurricane events of $1.0 million and insurance recovery revenue of $5.1 million, including $4.3 million for reimbursement of capital expenditures.
(2)Prior period amounts have been reclassified to conform to the current period presentation.

Management’s Discussion and Analysis (continued)
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$97,130	$82,821	$286,030	$271,023
Income allocated to non-controlling interests – Common OP Units	3,233	4,042	12,211	13,230
Depreciation and amortization	52,313	50,934	155,904	153,386
Depreciation on unconsolidated joint ventures	1,453	1,309	4,250	3,560
(Gain)/Loss on sale of real estate and impairment, net	(31)	1,798	652	1,798
FFO available for Common Stock and OP Unit holders	154,098	140,904	459,047	442,997
Deferred income tax benefit	—	—	—	(239)
Early debt retirement	—	30	—	30
Transaction/pursuit costs and other	—	—	—	383
Insurance proceeds due to catastrophic weather event (1)	(3,632)	(451)	(4,225)	(21,464)
Normalized FFO available for Common Stock and OP Unit holders	$150,466	$140,483	$454,822	$421,707
Weighted average Common Shares outstanding – Fully Diluted	200,126	195,510	200,098	195,507
_____________________
(1)Represents insurance recovery revenue for reimbursement of capital expenditures related to Hurricane Ian.

Management’s Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2025 and 2024 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024. Our Core Portfolio consists of our Properties owned and operated during all of 2024 and 2025. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters and nine months ended September 30, 2024 and September 30, 2023 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and September 30, 2023, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed with the SEC on October 30, 2024.
Comparison of the Quarter Ended September 30, 2025 to the Quarter Ended September 30, 2024
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$187,961	$178,121	$9,840	5.5%	$188,159	$178,295	$9,864	5.5%
Rental home income (1)	3,597	3,383	214	6.3%	3,610	3,396	214	6.3%
RV and marina base rental income (1)	110,798	111,212	(414)	(0.4)%	115,428	113,357	2,071	1.8%
Annual membership subscriptions	17,664	16,611	1,053	6.3%	17,868	16,714	1,154	6.9%
Membership upgrade revenue (2)(3)	3,120	4,174	(1,054)	(25.3)%	3,120	4,173	(1,053)	(25.2)%
Utility and other income (1)	35,690	34,385	1,305	3.8%	36,942	36,932	10	—%
Property operating revenues	358,830	347,886	10,944	3.1%	365,127	352,867	12,260	3.5%

Utility expense	44,786	42,495	2,291	5.4%	45,830	42,998	2,832	6.6%
Payroll	31,512	31,564	(52)	(0.2)%	32,502	32,247	255	0.8%
Repairs & maintenance	25,913	25,456	457	1.8%	26,710	26,072	638	2.4%
Insurance and other (1)(4)	27,094	26,515	579	2.2%	28,319	27,371	948	3.5%
Real estate taxes	20,176	20,416	(240)	(1.2)%	20,585	20,731	(146)	(0.7)%
Rental home operating and maintenance	1,353	1,387	(34)	(2.5)%	1,364	1,394	(30)	(2.2)%
Membership sales and marketing (5)	4,193	6,431	(2,238)	(34.8)%	4,199	6,448	(2,249)	(34.9)%
Property operating expenses, excluding property management	155,027	154,264	763	0.5%	159,509	157,261	2,248	1.4%
Income from property operations, excluding property management (6)	203,803	193,622	10,181	5.3%	205,618	195,606	10,012	5.1%
Property management	20,277	20,165	112	0.6%	20,277	20,165	112	0.6%
Income from property operations(6)	$183,526	$173,457	$10,069	5.8%	$185,341	$175,441	$9,900	5.6%
_____________________
(1)Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Insurance and other in this table.
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
(3)Membership upgrade revenue is net of deferrals of $3.1 million and $5.9 million for the quarters ended September 30, 2025 and 2024, respectively.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $0.9 million and $1.2 million for the quarters ended September 30, 2025 and 2024, respectively.
(6)See Part I. Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio Income from property operations for the quarter ended September 30, 2025 increased $9.9 million, or 5.6%, from the quarter ended September 30, 2024 driven by an increase of $10.1 million, or 5.8%, from our Core Portfolio, offset by a decrease of $0.2 million from our Non-Core Portfolio. The increase in Income from property operations from our

Management’s Discussion and Analysis (continued)
Core Portfolio was primarily due to higher Property operating revenues, primarily in MH base rental income and Utility and other income, and lower Membership sales and marketing expense, partially offset by higher Utility expense.
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended September 30, 2025 increased $9.8 million, or 5.5%, from the quarter ended September 30, 2024, which reflects 6.0% growth from rate increases offset by a 0.5% decrease in occupancy. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $912 for the quarter ended September 30, 2025 from approximately $861 for the quarter ended September 30, 2024. The average occupancy for our Core Portfolio was 94.3% and 95.0% for the quarters ended September 30, 2025 and 2024, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$78,644	$75,717	$2,927	3.9%	$81,262	$77,548	$3,714	4.8%
Seasonal	6,136	7,174	(1,038)	(14.5)%	6,420	7,347	(927)	(12.6)%
Transient	26,018	28,321	(2,303)	(8.1)%	27,746	28,462	(716)	(2.5)%
RV and marina base rental income	$110,798	$111,212	$(414)	(0.4)%	$115,428	$113,357	$2,071	1.8%
RV and marina base rental income in our Core Portfolio for the quarter ended September 30, 2025 decreased $0.4 million, or 0.4%, from the quarter ended September 30, 2024 driven by decreases in Seasonal and Transient RV and marina base rental income of 14.5% and 8.1%, respectively. The decreases in Core Seasonal RV and marina base rental income was primarily due to returning competitor supply and a moderation in demand. The decrease in Core Transient RV and marina base rental income was primarily due to returning competitor supply following a period of weather-related disruption, a moderation in demand, and a loss of Canadian guests. The decreases in Core Seasonal and Transient RV and marina income were partially offset by an increase in Core Annual RV and marina base rental income of 3.9%.
Utility and other income in our Core Portfolio for the quarter ended September 30, 2025 increased $1.3 million, or 3.8%, from the quarter ended September 30, 2024. The increase was primarily due to a $1.5 million and $0.4 million increase in utility income and pass-through income, respectively, partially offset by a decrease of $0.6 million in insurance proceeds. The utility recovery rate (utility income divided by utility expenses) for the quarters ended September 30, 2025 and 2024 was approximately 48% and 47%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended September 30, 2025 increased $0.8 million, or 0.5%, from the quarter ended September 30, 2024, driven by increases in Utility expense of $2.3 million, Insurance and other of $0.6 million and Repairs and maintenance of $0.5 million, partially offset by a decrease in Membership sales and marketing of $2.2 million and Real estate taxes of $0.2 million. The increase in Utility expense was due to increases in sewer, water and trash expense. The increase in Insurance and other was primarily driven by an increase in miscellaneous expense and bad debt expense, partially offset by a decrease in insurance expense. The increase in Repairs and maintenance was primarily due to higher lawn and common area maintenance expense and contract repairs, partially offset by a decrease in extraordinary repairs and maintenance expenses. The decrease in Membership sales and marketing expense was driven by a decrease in commissions and allowances for credit losses related to financed membership products that are no longer being offered beginning in the first quarter of 2025. The decrease in Real estate taxes was primarily driven by lower real estate taxes in Florida.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenues from new home sales	$9,864	$15,500	$(5,636)	(36.4)%
Cost of new home sales	9,306	13,655	(4,349)	(31.8)%

Gross revenues from used home sales	1,334	883	451	51.1%
Cost of used home sales	1,233	685	548	80.0%

Gross revenue from brokered resales and ancillary services	13,729	14,456	(727)	(5.0)%
Cost of brokered resales and ancillary services	6,935	7,711	(776)	(10.1)%

Home selling and ancillary operating expenses	7,186	7,336	(150)	(2.0)%

Home sales volumes
New home sales	119	174	(55)	(31.6)%
Used home sales	129	60	69	115.0%
Brokered home resales	113	135	(22)	(16.3)%
Gross revenues from new home sales decreased $5.6 million and Cost of new home sales decreased $4.3 million during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 as a result of a change in overall sales mix, resulting in a higher percentage of lower priced homes being sold, primarily in the Florida market, during the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$9,091	$8,515	$576	6.8%
Rental home operating and maintenance expenses	1,353	1,387	(34)	(2.5)%
Depreciation on rental homes (2)	2,428	2,390	38	1.6%

Gross investment in new manufactured home rental units	$239,937	$220,134	$19,803	9.0%
Gross investment in used manufactured home rental units	$13,622	$11,197	$2,425	21.7%

Net investment in new manufactured home rental units	$200,330	$180,787	$19,543	10.8%
Net investment in used manufactured home rental units	$10,441	$6,972	$3,469	49.8%

Number of occupied rentals – new, end of period	1,905	1,795	110	6.1%
Number of occupied rentals – used, end of period	186	217	(31)	(14.3)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $5.5 million and $5.1 million for the quarters ended September 30, 2025 and 2024 of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.6 million, or 6.8%, higher during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to an increase in the number of occupied rentals.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(52,313)	$(50,934)	$(1,379)	(2.7)%
Interest income	2,770	2,430	340	14.0%
Income from other investments, net	1,972	2,192	(220)	(10.0)%
General and administrative	(8,791)	(9,274)	483	5.2%
Other expenses	(711)	(1,402)	691	49.3%
Early debt retirement	—	(30)	30	100.0%
Interest and related amortization	(33,659)	(36,497)	2,838	7.8%
Total other income and expenses, net	$(90,732)	$(93,515)	$2,783	3.0%

Total Other income and expenses, net decreased $2.8 million for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to lower Interest and related amortization, Other expenses and General and Administrative expense, and higher Interest income, partially offset by higher Depreciation and amortization.
Casualty-related charges/(recoveries), net
During the quarter ended September 30, 2024, we recognized expenses of approximately $2.3 million related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accruals of approximately $1.3 million related to the expenses incurred during the same period. During the quarters ended September 30, 2025 and 2024, we also recognized excess insurance recovery revenue of approximately $3.7 million and $0.5 million, respectively, for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Gain/(Loss) on sale of real estate and impairment, net
Gain/(Loss) on sale of real estate and impairment, net was $1.8 million lower during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, primarily due to a write down of certain assets of $1.8 million as a result of Hurricane Helene in 2024.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $4.2 million lower during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to decreases in distributions from unconsolidated joint ventures that exceeded our basis in the unconsolidated joint ventures and decreases in net income at certain of our unconsolidated joint ventures.

Management’s Discussion and Analysis (continued)
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2025 and 2024:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$558,678	$529,589	$29,089	5.5%	$559,245	$530,102	$29,143	5.5%
Rental home income (1)	10,508	10,262	246	2.4%	10,543	10,299	244	2.4%
RV and marina base rental income (1)	328,495	327,946	549	0.2%	343,116	336,887	6,229	1.8%
Annual membership subscriptions	50,580	49,161	1,419	2.9%	51,112	49,298	1,814	3.7%
Membership upgrade revenue (2)(3)	9,225	12,160	(2,935)	(24.1)%	9,292	12,170	(2,878)	(23.6)%
Utility and other income (1)	100,977	96,934	4,043	4.2%	106,919	106,390	529	0.5%
Property operating revenues	1,058,463	1,026,052	32,411	3.2%	1,080,227	1,045,146	35,081	3.4%

Utility expense	122,411	119,203	3,208	2.7%	125,281	120,796	4,485	3.7%
Payroll	89,921	90,246	(325)	(0.4)%	92,588	92,055	533	0.6%
Repairs & maintenance	76,769	72,956	3,813	5.2%	79,094	74,613	4,481	6.0%
Insurance and other (1)(4)	79,687	79,111	576	0.7%	83,521	81,737	1,784	2.2%
Real estate taxes	62,426	60,596	1,830	3.0%	64,073	61,617	2,456	4.0%
Rental home operating and maintenance	3,799	4,314	(515)	(11.9)%	3,815	4,335	(520)	(12.0)%
Membership sales and marketing (5)	12,109	17,835	(5,726)	(32.1)%	12,192	17,871	(5,679)	(31.8)%
Property operating expenses, excluding property management	447,122	444,261	2,861	0.6%	460,564	453,024	7,540	1.7%
Income from property operations, excluding property management (6)	611,341	581,791	29,550	5.1%	619,663	592,122	27,541	4.7%
Property management	61,430	59,312	2,118	3.6%	61,430	59,311	2,119	3.6%
Income from property operations (6)	$549,911	$522,479	$27,432	5.3%	$558,233	$532,811	$25,422	4.8%
__________________________
(1)Rental income consists of the following total portfolio income items: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income on the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income on the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Insurance and other in this table.
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
(3)Membership upgrade revenue is net of deferrals of $7.1 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $2.0 million and $2.4 million the nine months ended September 30, 2025 and 2024, respectively.
(6)See Part I. Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Measures for definitions and reconciliation of these Non-GAAP measures to Net Income available for Common Shareholders.

Total Portfolio Income from property operations for the nine months ended September 30, 2025 increased $25.4 million, or 4.8%, from the same period in 2024 driven by an increase of $27.4 million, or 5.3%, from our Core Portfolio, offset by a decrease of $2.0 million from our Non-Core Portfolio. The increase in Income from property operations from our Core Portfolio was primarily due to higher Property operating revenues, primarily in MH base rental income and Utility and other income, and lower Membership sales and marketing expense, partially offset by an increase in Repairs and maintenance, Utility expense and Real estate taxes.
Property Operating Revenues
MH base rental income in our Core Portfolio for the nine months ended September 30, 2025 increased $29.1 million, or 5.5%, from the same period in 2024, which reflects 5.8% growth from rate increases and a decline in occupancy of 0.3%. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $904 for the nine months ended September 30, 2025 from approximately $854 for the nine months ended September 30, 2024. The average occupancy for the Core Portfolio was 94.4% and 94.9% for the nine months ended September 30, 2025 and 2024, respectively.

Management’s Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$232,317	$223,607	$8,710	3.9%	$239,438	$229,596	$9,842	4.3%
Seasonal	40,128	43,172	(3,044)	(7.1)%	42,748	44,857	(2,109)	(4.7)%
Transient	56,050	61,167	(5,117)	(8.4)%	60,930	62,434	(1,504)	(2.4)%
RV and marina base rental income	$328,495	$327,946	$549	0.2%	$343,116	$336,887	$6,229	1.8%
RV and marina base rental income in our Core Portfolio for the nine months ended September 30, 2025 increased $0.5 million, or 0.2%, from the same period in 2024 due to an increase in Annual RV and marina base rental income of 3.9%, partially offset by decreases in Seasonal and Transient RV and marina base rental income of 7.1% and 8.4%, respectively, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases in Seasonal and Transient RV and marina base rental income were primarily driven by returning competitor supply following a period of weather-related disruption, a moderation in demand and the loss of Canadian guests.
Utility and other income in our Core Portfolio for the nine months ended September 30, 2025 increased $4.0 million, or 4.2%, from the same period in 2024. The increase was primarily due to an increase in utility income and pass-through income of $3.3 million and $1.4 million, respectively, partially offset by a decrease in other property income and insurance proceeds. The utility recovery rate (utility income divided by utility expenses) for the nine months ended September 30, 2025 and 2024 was approximately 48% and 47%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the nine months ended September 30, 2025 increased $2.9 million, or 0.6%, from the same period in 2024 driven by increases in Repairs and maintenance, Utility expense and Real estate taxes of $3.8 million, $3.2 million and $1.8 million, respectively, partially offset by a decrease in Membership sales and marketing expenses of $5.7 million. The increase in Repairs and maintenance was primarily driven by increases in lawn and common area maintenance expenses and contract repairs, partially offset by a decrease in extraordinary repairs and maintenance expenses. The increase in Utility expense was due to increases in trash, water, sewer and electric expense, partially offset by a decrease in cable expense. The increase in Real estate taxes was primarily due to an increase in real estate taxes in our Florida portfolio. The decrease in Membership sales and marketing expense was primarily driven by a decrease in commissions and allowances for credit losses related to financed membership products that beginning in the first quarter of 2025 are no longer being offered.
Home Sales and Other
The following table summarizes certain financial and statistical data for Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenues from new home sales	$28,737	$55,906	$(27,169)	(48.6)%
Cost of new home sales	26,796	48,703	(21,907)	(45.0)%

Gross revenues from used home sales	2,869	2,961	(92)	(3.1)%
Cost of used home sales	2,995	2,329	666	28.6%

Gross revenue from brokered resales and ancillary services	37,042	39,590	(2,548)	(6.4)%
Cost of brokered resales and ancillary services	17,851	20,636	(2,785)	(13.5)%

Home selling and ancillary operating expenses	20,342	20,955	(613)	(2.9)%

Home sales volumes
New home sales	353	620	(267)	(43.1)%
Used home sales	271	173	98	56.6%
Brokered home resales	337	396	(59)	(14.9)%

Management’s Discussion and Analysis (continued)
Gross revenues from new home sales decreased $27.2 million and Cost of new home sales decreased $21.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 driven by a moderation in demand, primarily in the South and West regions, disruption in demand due to hurricane events, and a change in overall sales mix, resulting in a higher percentage of lower priced homes being sold.
Rental Operations
The following table summarizes certain financial and statistical data for MH Rental Operations:

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$26,234	$26,170	$64	0.2%
Rental home operating and maintenance expenses	3,799	4,313	(514)	(11.9)%
Depreciation on rental homes (2)	7,551	7,450	101	1.4%

Gross investment in new manufactured home rental units	$239,937	$220,134	$19,803	9.0%
Gross investment in used manufactured home rental units	$13,622	$11,197	$2,425	21.7%

Net investment in new manufactured home rental units	$200,330	$180,787	$19,543	10.8%
Net investment in used manufactured home rental units	$10,441	$6,972	$3,469	49.8%

Number of occupied rentals – new, end of period	1,905	1,795	110	6.1%
Number of occupied rentals – used, end of period	186	217	(31)	(14.3)%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $15.7 million and $15.9 million of Site rental income for the nine months ended September 30, 2025 and 2024, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in Rental home income within the Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $0.1 million, or 0.2%, higher during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in the number of occupied rentals.
Miscellaneous Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(155,904)	$(153,386)	$(2,518)	(1.6)%
Interest income	7,210	7,018	192	2.7%
Income from other investments, net	6,074	6,860	(786)	(11.5)%
General and administrative	(28,485)	(30,248)	1,763	5.8%
Other expenses (1)	(2,530)	(3,881)	1,351	34.8%
Early debt retirement	—	(30)	30	100.0%
Interest and related amortization	(96,995)	(106,077)	9,082	8.6%
Total other income and expenses, net	$(270,630)	$(279,744)	$9,114	3.3%
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Total Other income and expenses, net decreased $9.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower Interest and related amortization, General and administrative expenses and Other expenses, partially offset by higher Depreciation and amortization and lower Income from other investments, net.
Casualty-related charges/(recoveries), net
During the nine months ended September 30, 2025 and 2024, we recognized expenses of approximately $1.0 million and $3.5 million, respectively, related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accruals of $0.8 million and $2.5 million, respectively, related to the expenses incurred during the same periods. During the nine months ended September 30, 2025 and 2024, we also recognized insurance recovery revenue in excess of expenses for

Management’s Discussion and Analysis (continued)
Hurricane Ian of $4.3 million and $21.5 million, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Gain/(Loss) on sale of real estate and impairment, net
Gain/(Loss) on sale of real estate and impairment, net was $1.1 million lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a write down of certain assets of $0.7 million related to the discontinuation of certain capital projects in 2025 compared to $1.8 million as a result of Hurricane Helene in 2024.
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures was $0.2 million lower during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to decreases in net income at certain of our unconsolidated joint ventures.

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
On November 1, 2024, we entered into a new ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of September 30, 2025, the full capacity of our ATM equity offering program remained available for issuance.
As of September 30, 2025, we had available liquidity in the form of approximately 406.2 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of September 30, 2025, our LOC had a borrowing capacity of $454.9 million.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the nine months ended September 30,
(amounts in thousands)	2025	2024
Net cash provided by operating activities	$471,687	$491,404
Net cash used in investing activities	(223,720)	(151,906)
Net cash used in financing activities	(233,252)	(329,037)
Net increase in cash and restricted cash	$14,715	$10,461
Operating Activities
Net cash provided by operating activities decreased $19.7 million to $471.7 million for the nine months ended September 30, 2025 from $491.4 million for the nine months ended September 30, 2024. The decrease in net cash provided by operating activities was primarily due to increases in cash outflows related to manufactured homes, net and accounts payable and other liabilities, partially offset by a decrease in cash outflows related to business interruption insurance proceeds, net and an increase in cash inflows related to notes receivable, net.

Management’s Discussion and Analysis (continued)
The following table summarizes our purchase and sale activity of manufactured homes:

	For the nine months ended September 30,
(amounts in thousands)	2025	2024
Purchase of manufactured homes	$(55,034)	$(36,003)
Sale of manufactured homes	25,411	47,382
Manufactured homes, net	$(29,623)	$11,379
Investing Activities
Net cash used in investing activities increased $71.8 million to $223.7 million for the nine months ended September 30, 2025 from $151.9 million for the nine months ended September 30, 2024. The increase was primarily driven by the $56.1 million term loan to RVC and decreases in proceeds from insurance claims, net and distributions of capital from unconsolidated joint ventures.
Capital Improvements
The following table summarizes capital improvements:

	For the nine months ended September 30,
(amounts in thousands)	2025	2024
Asset preservation (1)	$36,977	$33,086
Improvements and renovations(2)	27,851	22,728
Property upgrades and development (3)	95,459	103,711
Site development (4)	10,348	9,838
Total property improvements	170,635	169,363
Corporate	5,298	6,266
Total capital improvements	$175,933	$175,629
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $19.0 million and $12.3 million of restoration and improvement capital expenditures related to hurricane events for the nine months ended September 30, 2025 and 2024, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities decreased $95.8 million to $233.3 million for the nine months ended September 30, 2025 from $329.0 million for the nine months ended September 30, 2024. The decrease was primarily due to lower net debt repayments of $119.0 million, partially offset by increases in distributions to common stock and OP unit holders of $27.5 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2025.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 12. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Item 1A. Risk Factors in our 2024 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We have updated those risk factors with the risk factor described below.
The Economic Performance and Value of Our Properties Are Subject to Risks Associated with the Real Estate Industry.
The economic performance and value of our Properties could be adversely affected by various factors, many of which are outside of our control. These factors include but are not limited to the following:
•changes in the global, national, regional and/or local economies;
•the attractiveness of our Properties to customers, competition from other MH and RV communities and lifestyle-oriented properties and marinas and alternative forms of housing (such as apartment buildings and site-built single family homes);
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
•changes in U.S. social, economic and political conditions, laws and governmental regulations, including policies governing rent control, fair and equitable access to housing, property zoning, taxation, minimum wages, chattel financing, health care, foreign trade, tariffs, regulatory compliance, manufacturing, development and investment, as well as the impact of those on U.S. and Canadian relations and customer sentiment, which may influence decisions to visit our Properties or continue tenancy;
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
•adverse outcomes of litigation;
•public health crises, such as highly infectious or contagious diseases, which have had and could in the future have an adverse effect on our business; and
•the realization of any other risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 28, 2025	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2025	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2025	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)