Form 10-K
period 2025-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2026-02-18
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $11,707.3 million as of June 30, 2025 based upon the closing price of $61.67 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
As of February 13, 2026, 193,927,571 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 28, 2026.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc. (“ELS” or the “Company”), a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as “we,” “us,” and “our”. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. We were formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. Mr. Samuel Zell served as Chairman of our Board of Directors (the “Board”) from the Company’s initial public offering until his passing in May 2023. Mr. Zell is recognized as a founder of the modern real estate investment trust (“REIT”) industry. Commencing with our taxable year ended December 31, 1993, we have elected to be taxed as a REIT for U.S. federal income tax purposes.
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
We are one of the nation’s largest real estate networks with a portfolio of 453 Properties (including joint venture Properties) consisting of 173,371 Sites located throughout 35 states in the U.S. and British Columbia in Canada as of December 31, 2025.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
GA
FL
OH
WV
VA
NC
SC
PA
NY
VT
NH
ME
MA
RI
CT
NJ
DE
MD
4
3
2
2
4
2
2
3
3
3
4
9
3
3
2
10
6
7
7
2
3
25
3
4
8
3
2
12
2
4
3
2
4
2
2
3
3
2
3
2
3
8
6
3
2
9
2
6
3
5
2
2
9
2
11
24
13
58
16
21
9
5

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
Our Formation
Our Properties are primarily owned by our Operating Partnership and managed internally by affiliates of our Operating Partnership. We are the general partner of the Operating Partnership. We contributed the proceeds from our various equity offerings to the Operating Partnership. In exchange for these contributions, we received units of common interests in the Operating Partnership (“OP Units”) equal to the number of shares of common stock that have been issued in such equity offerings.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Since certain activities, if performed by us, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), we have formed taxable REIT subsidiaries (each, a “TRS”). Our primary TRS is Realty Systems, Inc. (“RSI”) which, along with owning several Properties and other businesses, also purchases, sells and leases factory-built homes located in Properties owned and managed by us. RSI also offers home sale brokerage services to our residents who may choose to sell their homes rather than relocate them when moving from a Property. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants.
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
Acquisitions and Dispositions
We invest in properties in sought-after locations near retirement and vacation destinations and urban areas across the United States with a focus on delivering value for residents and guests as well as stockholders. Over the last decade, we have continued to increase the number of Properties in our portfolio (including joint venture Properties), from approximately 387 Properties with over 143,900 Sites to 453 Properties with approximately 173,400 Sites as of December 31, 2025.
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
Acquisitions will be financed with the most efficient available sources of capital, which may include undistributed Funds from Operations (“FFO”), collateralized and uncollateralized borrowings, including our existing line of credit, issuance of additional equity securities, including under our at-the-market (“ATM”) equity offering program, and sales of investments. In addition, we have acquired and expect to acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. We believe that an acquisition structure that includes our Operating Partnership has permitted and will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences.
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
•Sellers’ reputation;
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

Property Expansions
Development - Current Portfolio. An integral part of our growth and investment strategy is to evaluate each Property for expansion opportunities. Investment evaluation consists of reviewing the following: local market conditions, demographic trends, zoning and entitlements, infrastructure requirements, financial feasibility, projected performance and property operations. When justified, development of land available for expansion (“Expansion Sites”) allows us to leverage existing facilities and amenities. We believe our ability to increase density translates to greater value creation and cash flows through operational efficiencies. Overall, approximately 117 of our Properties have potential Expansion Sites, offering approximately 6,300 available acres. Refer to Item 2. Properties, which includes detail regarding the developable acres available at each property.
Acquisition - Expanding Portfolio. In selecting acquisition targets, we focus on properties with existing operations in place and contiguous Expansion Sites. Underwriting a project with these features allows us to access the previously untapped potential of such properties. For example, over the past three years, we have acquired four Properties and three land parcels.
Human Capital Management
We recognize that our success is driven by our employees. Through investment in their development and leadership, our employees build strong, innovative relationships that enhance the experience of our residents and guests and create lasting value.
We have an annual average of approximately 3,700 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy while focusing on delivering a memorable customer experience for our residents and guests. Our property operations are managed internally by affiliates of the Operating Partnership and are coordinated by an on-site team of employees. Complementing the on-site team are approximately 500 full-time employees in our home and regional offices who assist in all functions related to the management of our Properties.
We provide equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. As of December 31, 2025, more than 50% of our workforce self-identified as female and more than 50% of our management positions are held by individuals self-identifying as female.
Our employees are fairly compensated, without regard to gender, race and ethnicity and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. All employees are supported with a strong training and development program and a well rounded benefits plan, including medical, dental and vision insurance and life and disability insurance. We encourage our employees to take time away from work to focus on their physical and mental well-being and offer a comprehensive benefit package that includes paid mental health and well-being days and paid parental and paid family leave programs that exceed minimum regulatory requirements, amongst others. In addition, we offer a competitive 401(k) plan that provides for an employer match of up to 4% with 100% vesting of all contributions immediately upon eligibility and an Employee Stock Purchase Plan providing a 15% discount for all eligible employees.
Providing a safe and healthy work environment for our team members is a top priority and we empower them to take ownership in this effort. Each employee is assigned a safety-related training curriculum tailored to their job responsibilities. All employees are encouraged to report any conditions in their workplace that raise health, safety, ethics or compliance concerns without fear of retaliation, which can be done through our third-party confidential hotline.
ELS is a place where talent is recognized and internal growth is promoted. We recognize the importance of experienced leadership and, as of December 31, 2025, the average tenure for the executive team was 20 years. The average age of our employees is 50, with ages spanning multiple generations, similar to our residents and guests. We invest in our people and their continuous development by providing valuable professional experiences, tailored skill and leadership development programs and meaningful opportunities to learn from internal and external experts. We conduct annual performance, career development and compensation reviews for all employees to reward our employees based on merit and their contributions.
We continually evaluate employee satisfaction and engagement using employee surveys to measure progress against key engagement metrics and identify opportunities for program enhancement.

Sustainability Strategy
We believe that sustainable practices are vital to our overall success and building long-term shareholder value. Mindful of the impact we have locally and nationally, we are committed to incorporating sustainability considerations into our business.
Our sustainability team supports our on-going commitment to environmental, social, governance and other public policy matters relevant to us (collectively, “Sustainability matters”) and assists Company management and the Board with setting strategies and objectives, implementing initiatives, overseeing stakeholder communications, and monitoring risks and opportunities. Overseen by our President and Chief Operating Officer, the sustainability team is comprised of a cross-functional team of employees from asset management, investor relations, compliance, communications, operations, marketing, risk management, financial reporting, legal, human resources, tax and IT.
On a quarterly basis, the sustainability team reports on Sustainability matters to the Compensation, Nominating and Corporate Governance Committee (the “Compensation Committee”) of the Board. The Compensation Committee is responsible for the review of our sustainability strategy and initiatives. The Strategic Planning Committee of the Board of Directors further assists the Board in assessing sustainability strategies. Quarterly committee meetings with the Board include briefings from management regarding a wide variety of strategic initiatives, including Sustainability matters. Additionally, the Audit Committee of the Board of Directors is responsible for the discussion and review of policies with respect to risk assessment and risk management, including, but not limited to, human capital, climate, cyber security and other sustainability risks.
Information on our sustainability practices can be found in our 2024-25 Sustainability Report published in December 2025, which references the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD) frameworks. The Sustainability Report also includes information on our environmental performance and methodology for energy, greenhouse gas emissions and water metrics. These reports and other sustainability policies and collaborations are available at www.equitylifestyleproperties.com/sustainability. The information on our internet site is not part of, nor incorporated into, this Annual Report on Form 10-K.
Leases or Usage Rights
At our Properties, a typical lease for the rental of a Site between us and the owner or renter of a home is month-to-month or for a one-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Cancelable, long-term leases are in effect at approximately 11,932 Sites in 29 of our MH Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, adjustments to our rental rates, if appropriate, are made on an annual basis.
In Florida, which represents approximately 38% of total sites and 46% of total property operating revenues, in connection with offering a Site in a MH community for rent, the MH community owner must deliver to the prospective resident a prospectus required by Florida Statutes Chapter 723.011, which must first be approved by the state’s regulatory agency. The prospectus contains certain required disclosures regarding the community, the rights and obligations of the MH community owner and residents and a copy of the lease agreement. A prospectus may describe what factors the MH community owner can use to justify a rental rate increase and may contain limitations on the rights of the MH community to increase rental rates. However, in the absence of such limitations, the MH community owner may increase rental rates to market, subject to certain advance notice requirements and a statutory requirement that the rental increase and rental rates be reasonable. See further discussion below related to rent control legislation.
At Properties zoned for RV use, we have entered into agreements with residents who have usage rights on an annual basis and we have long-term relationships with many of our seasonal and transient residents and guests, who typically enter into short-term rental agreements. Generally, these residents and guests cannot live full time on these Properties for reasons including their seasonal nature. Many of them also submit deposits to reserve a Site for the following year.
Properties operated under the Thousand Trails brand are primarily utilized to serve subscription members. Available Sites within these Properties may also be utilized by non-members. A membership subscription grants the member access to these Properties on a continuous basis of up to 21 days in exchange for an annual payment. In addition, members are eligible to upgrade their subscriptions, which increase usage rights during the membership term. Beginning in the first quarter of 2025, we introduced subscription-based upgrade products with two- to four-year terms and higher annual dues. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-refundable upfront payments and members in good standing are entitled to enhanced benefits for as long as they choose to remain in the program. Most of the subscription contracts provide for dues increases following the initial term.

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
Insurance. Our Properties are insured against risks that may cause property damage and business interruption, including events such as fire, flood, earthquake, or windstorm. The relevant insurance policies contain deductible requirements, coverage limits and particular exclusions. Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2026. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes approximately $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from a $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2026, and the property insurance program, which we plan to renew, expires on April 1, 2026. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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
Industry
We believe that demand for manufactured housing, RV communities and marinas will continue to outpace supply in the near future. We expect much of this demand will continue to come from baby boomers, who may seek an active RV lifestyle or a permanent retirement or vacation establishment. In addition, we expect the exposure to Generation X, Millennials and Gen Z will contribute to the demand, as these groups focus on affordability, prefer housing quality over size and pursue unique experiences. We believe that our Properties and our business model provide an attractive destination for customers as they seek value in their housing and recreational options. Positive trends in categories such as customer demographics, the quality of manufactured housing construction and limited property supply, among others, fuel our belief that our Properties are well positioned for the future:
•Barriers to Entry: We believe that the supply of new properties in locations we target will be constrained by barriers to entry. While we have seen a modest increase in ground-up development, primarily of RV properties, the most significant barrier continues to be the difficulty of securing zoning permits from local authorities, particularly in geographic areas we target for investment. This has been the result of (i) the public perception of manufactured housing and (ii) the fact that MH and RV communities generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Further, the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of profit is significant.
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
•Lifestyle Choice: The RV industry is experiencing strong demand, outpacing available infrastructure and creating significant growth opportunities. While more than 8 million households currently own an RV, there are only 1 million privately-owned RV campsites across the U.S. according to the National Association of RV Parks and Campgrounds, underscoring a gap between supply and demand. This imbalance is set to grow, as 16.9 million households express interest in purchasing an RV within the next five years according to the Recreational Vehicle Industry Association’s 2025 Go RVing RV Owner Demographic Profile. RV ownership spans diverse demographics, including various age groups, with a shift towards younger, diverse families, a growing number of RV intenders being in the 35-54 age group (46%) and more families with children under 18 joining the lifestyle. Additionally, camping remains a key driver of demand, with 82.4 million Americans camping in 2025 (The Dyrt’s 2026 Camping Report).
According to the U.S. Census Bureau in 2019, every day 10,000 Americans turn 65 years old and all baby boomers will be at least age 65 by 2030. We believe that this population segment, seeking an active lifestyle, will provide opportunities for our future growth. As RV owners age and move beyond the more active RV lifestyle, they will often seek permanent retirement or vacation establishments. Manufactured homes and cottages have become an increasingly popular housing alternative. According to 2023 U.S. Census Bureau National Population Projections figures, the population of people ages 55 and older is expected to grow 14% from 2025 to 2040.
We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.
The National Marine Manufacturers Association (“NMMA”) estimates that approximately 85 million Americans, or roughly one third of U.S. adults, participate in recreational boating annually, underscoring a broad and durable consumer demand base. The United States has approximately 12 million registered recreational boats, with ownership disproportionately concentrated among higher income households, which supports demand stability and resilience across economic cycles.
•Construction Quality: The Department of Housing and Urban Development’s (“HUD”) standards for manufactured housing construction quality are the only federal standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In 1994, following the devastation left by Hurricane Andrew, HUD introduced regulations that established different wind zones across the country. As a result, any homes set in place since 1994 must be able to withstand wind speeds of 70 miles per hour in Zone 1, 100 miles per hour in Zone 2 and 110 miles per hour in Zone 3. While most of the United States is designated wind Zone 1, areas most likely to be impacted by hurricanes are either Zone 2 or Zone 3.
Although construction of cottages, which are generally smaller homes, do not come under the same HUD regulations, they are built and certified in accordance with National Fire Protection Association (“NFPA”) 1192-15 and American National Standards Institute (“ANSI”) A119.5 consensus standards for park model recreational vehicles and have many of the same quality features. The RV Industry Association (“RVIA”) operates a safety standards and inspection program that requires member manufacturers of all recreation vehicles, including park model RVs, to certify that each unit built complies with the requirements of the applicable standards.
•Comparability to Site-Built Homes: Since inception, the manufactured housing industry has experienced a trend toward multi-section homes. The average manufactured homes are approximately 1,460 square feet. Many such homes have nine-foot or vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single-family ranch-style site-built homes at a fraction of the price. At our Properties, there is an active resale or rental market for these larger homes. According to the 2023 U.S. Census American Housing Survey, manufactured homes represent 5.4% of single-family housing units.
•Second-Home and Vacation Home Demographics: According to the National Association of Home Builders (“NAHB”) estimates of the 2023 American Community Survey, the U.S. had approximately 5.7 million second homes in 2023, representing approximately 4% of total housing stock, with a meaningful concentration in leisure-oriented states such as Florida, Arizona, Michigan, North Carolina and coastal and mountain markets across the Northeast and West and a focus toward seasonal, retirement and life-style driven demand, which closely aligns with our core resident demographic and portfolio composition. We believe it is likely that we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes.
Notwithstanding our belief that the industry information highlighted above provides us with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:
•Shipments: Manufacturers quote production volume in terms of shipments, which can represent one section of a home or an entire home. According to statistics compiled by the U.S. Census Bureau, 2025 and 2024 shipments of manufactured homes were closer to pre-pandemic levels. 2022 shipments of manufactured homes appeared to be the highest in over a decade, marking the first time that shipments exceeded over 100,000 for two consecutive years. According to the RVIA, wholesale shipments of RVs for 2025 ended with 342,121 shipments, a modest increase from 333,733 in 2024.

Manufactured Housing and Recreational Vehicle
Annual Shipments 2006-2025
700,000
600,000
500,000
400,000
300,000
200,000
100,000
-
2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 2023 2024 2025
RV's (1)
Manufactured Housing (MH) (2)

———————————————————————————————————————————
1.Source: RVIA
2.U.S. Census: Manufactured Homes Survey

•Sales: We believe consumers view RVs as a safe way to enjoy an active outdoor lifestyle, travel and see the country. While 2025 retail sales of RVs were 318,863, down approximately 0.8% from 2024, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales, as 2021 marked the highest sales year for the industry at 516,565. RV sales could continue to benefit from the increased demand from the baby boomers and Millennials. Financing options are also available as RV dealers typically have relationships with third-party lenders, who provide financing for the purchase of a RV.
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
Our success is dependent upon economic conditions in the U.S. generally and in the geographic areas and states where a substantial number of our Properties are located. Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, threats of, and/or the implementation of tariffs, tighter credit, higher interest rates, and currency fluctuations, can adversely impact demand for our Properties. In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient. We are also exposed to the risks of downturns in the local economy or other local real estate market conditions. As we have a large concentration of Properties in certain markets, most notably Florida, Northeast, California and Arizona, which comprised 45.7%, 11.1%, 10.2% and 10.9%, respectively, of our total property operating revenue for the year ended December 31, 2025, adverse market and economic conditions in these areas could significantly affect factors, such as occupancy and rental rates and could have a significant impact on our financial condition, results of operations, cash flows and ability to make distributions.
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
We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays, resulting in increased costs and lower than expected revenues. The construction and building industry has experienced and may at times experience supply chain disruptions, which may impact our ability to complete our development or redevelopment projects timely and/or within our budget, and which may affect our ability to lease to potential customers and adversely affect our business, financial condition and results of operations. To the extent we engage third-party contractors to complete development or expansion activities, there is no guarantee that they can complete these activities on time and in accordance with our plans and specifications. We may also be unable to obtain necessary entitlements and required governmental permits that could result in increased costs or the delay or abandonment of these activities. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.
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
Our Ability to Renew Ground Leases Could Adversely Affect Our Financial Condition and Results of Operations.
We own the buildings and leasehold improvements at certain Properties that are subject to long-term ground leases. For various reasons, landowners may not want to renew the ground lease agreements with similar terms and conditions, if at all, which could adversely impact our ability to operate these Properties and generate revenues. As of December 31, 2025, we had 14 Properties in our portfolio subject to ground lease agreements for land.

Our Ability to Sell or Rent Manufactured Homes Could Be Impaired, Resulting in Reduced Cash Flows.
Selling and renting manufactured homes is a part of our business. Our ability to sell or rent manufactured homes could be adversely affected by any of the following factors:
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
Regulation of Chattel Financing May Affect Our Ability to Sell Homes.
Since 2010, the regulatory environment has made it difficult for purchasers of manufactured homes and RVs to obtain financing. The Secure and Fair Enforcement for Mortgage Licensing Act requires community owners interested in providing financing for customer purchases of manufactured homes to register as mortgage loan originators in states where they engage in such financing. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Truth in Lending Act and other consumer protection laws by adding requirements for residential mortgage loans, including limitations on mortgage origination activities, restrictions on high-cost mortgages and new standards for appraisals. The law also requires lenders to make a reasonable investigation into a borrower’s ability to repay a loan. These requirements make it more difficult for homeowners to obtain affordable financing to obtain loans to purchase manufactured homes or RVs. Homeowners’ ability to obtain affordable financing could affect our ability to sell homes.
Our Investments in Joint Ventures Could Be Adversely Affected by Our Lack of Sole Decision-Making Authority Regarding Major Decisions, Our Reliance on Our Joint Venture Partners’ Financial Condition, Any Disputes That May Arise Between Us and Our Joint Venture Partners and Our Exposure to Potential Losses From the Actions of Our Joint Venture Partners.
We currently acquire, and may continue to acquire, properties through or make investments in joint ventures with other persons or entities. Joint venture investments involve risks not present with respect to our wholly owned Properties, including the following:
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
At times, we have entered into agreements providing for joint and several liability with our partners. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on our joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our stockholders.
There is a Risk of Accidents, Injuries or Disease Outbreaks Occurring at Our Properties Which May Negatively Impact Our Operations.
While we maintain and promote safety at our Properties, there are inherent risks associated with certain features, assets and activities at our Properties. An accident, injury or disease outbreak at any of our Properties, particularly an accident, injury or disease outbreak involving the safety of our residents, guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident, injury or disease outbreak at any of our Properties could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our Properties and negatively impact our results of operations.
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
We May Experience a Decline in the Fair Value of Our Properties or Investments in Joint Ventures and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of Our Common Stock.

Declines in the value of our Properties or other investments may result in the recognition of impairment charges. We evaluate our Properties and other investments for impairments based on various triggers, including market conditions, our current intentions with respect to holding or disposing of the Properties or other investments in joint ventures and the expected future undiscounted cash flows from the Properties or other investments. Impairments are based on estimates and assumptions that are inherently uncertain, may increase or decrease in the future and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant Properties or other investments. Any such impairment could have an adverse impact on our results of operations and financial condition.
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
Litigation Risk Could Materially and Adversely Affect Our Business.
We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and investigations relating to our operations, corporate transactions, dispositions and investments and otherwise in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, anticompetitive, antitrust, employment, environmental, development, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management’s and our Directors’ attention and resources away from our business. We cannot provide any assurance regarding the outcome of any claims, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have agreed to indemnify our present and former Directors and Officers in connection with litigation in which they are named or threatened to be named as a party in their capacity as Directors and Officers. Any judgments, fines or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us.
Environmental Risks
Natural Disasters Have and Could in the Future Adversely Affect the Value of Our Properties, Our Financial Condition, Results of Operations and Cash Flows.
We are subject to risks associated with natural disasters, including but not limited to hurricanes, storms, fires and earthquakes. As of December 31, 2025, we owned or had an ownership interest in 453 Properties, including 139 Properties and 19 marinas located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas have caused and may cause a sudden decrease in the value of our Properties and result in an adverse effect to our financial condition, results of operations and cash flows.
Changes in Weather Patterns May Adversely Impact Our Business.
Changes in weather patterns could increase the frequency and severity of natural disasters. Our markets could experience increases in storm intensity, frequency and magnitude of hurricanes, wildfires, rising sea levels, drought and changes to precipitation and temperatures. The physical effects of changes in weather patterns could have a material adverse effect on our Properties, operations and business. If there are prolonged disruptions at our Properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected. Our Properties are dependent on state and local utility infrastructure for delivery of energy, water supply and/or other utilities. We do not control investment in that infrastructure and the condition of the infrastructure and supply of the utilities may not be sufficient to handle impacts resulting from changes in weather patterns. Over time, these conditions could result in increased incidents of physical damage to our Properties, declining demand for our Properties and increased difficulties operating them. Changes in weather patterns and natural disasters may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on terms we find acceptable, increasing the cost of (or making unavailable) energy, water supply and other utilities at our Properties and requiring us to expend funds as we seek to repair and protect our Properties against such risks.
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
Stakeholder Evaluations of Sustainability Matters May Impact Our Ability to Attract Investors and Could Have a Negative Impact on Our Reputation.
Evaluations of Sustainability matters are important to investors and other stakeholders, and there is an increased focus on such matters by various regulatory authorities, including the SEC and the state of California. Sustainability assessments by certain organizations that provide corporate governance and other corporate risk advisory services to investors provide scores and ratings to evaluate companies based upon publicly available information. In addition, investors, particularly institutional investors, may use sustainability scores to benchmark companies against their peers. The methodologies by which Sustainability matters are assessed may vary among evaluators and regulatory authorities. The activities and expense required to comply with varying criteria, laws, regulations or standards and changes thereto may be significant. Some investors focus on disclosures of sustainability-related business practices and scores when choosing to allocate their capital and may consider a company’s score in making an investment decision. Although we have undertaken and continue to pursue sustainability initiatives and disclosures, there can be no assurance that we will score highly on Sustainability matters across evaluators in the future. In addition, the criteria by which companies are rated may change, which could cause the Company to score differently or worse than it has in the past and may result in investors deciding to refrain from investing in us and/or result in a negative perception of the Company, all of which could have an adverse impact on the price of our securities.
Risks Relating to Debt and the Financial Markets
Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Results of Operations.
Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $3,345.9 million as of December 31, 2025, of which $105.0 million, or 3.14%, is related to our line of credit. Our substantial indebtedness and the cash flows associated with serving our indebtedness could have important consequences, including the risks that:
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.
Our debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and OP Units held by parties other than us) was approximately 21.6% as of December 31, 2025. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and could make us more vulnerable to a downturn in business or the economy generally.
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
To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including conditions in the capital markets generally and the market’s perception of our growth potential and our current and potential future earnings. It may be difficult for us to meet one or more of the requirements for qualification as a REIT, including but not limited to our distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests and additional debt financing may substantially increase our leverage.
We Have a Stock Ownership Limit for REIT Tax Purposes.
To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit”. Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the Internal Revenue Service (“IRS”), opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock we transferred as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise or other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of us and therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of our stockholders.
Our Qualification as a REIT Is Dependent on Compliance with U.S. Federal Income Tax Requirements.
We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we are generally not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. However, qualification as a REIT for U.S. federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied upon, advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control and we cannot provide any assurance that the IRS will agree with our analysis or the analysis of our tax counsel. In particular, the proper U.S. federal income tax treatment of right-to-use membership contracts and rental income from certain short-term stays at RV communities is uncertain and there is no assurance that the IRS will agree with our treatment of such contracts or rental income. If the IRS were to disagree with our analysis or our tax counsel’s analysis of various facts and circumstances, our ability to qualify as a REIT could be adversely affected.
In addition, legislation, changes in regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
In fiscal year 2025, the One Big Beautiful Bill Act was passed, which contained a broad range of tax reform. The Company did not experience any material impact to its tax rates, expenses or obligations from the legislation during fiscal year 2025. Due to the dynamic nature of tax laws, projected tax liabilities could differ significantly from eventual obligations. The total impact and interpretation of the legislation remain uncertain, and misapplication of the new laws could lead to adverse results.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the Tax Cuts and Jobs Act, or the TCJA, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
Partnership Tax Audit Rules Could Have a Material Adverse Effect on Us.
The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined and taxes, interest and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and accordingly, there can be no assurance that these rules will not have a material adverse effect on us.
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

federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and therefore, may adversely affect our taxation or our Company’s shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.
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

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In any of these cases, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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
Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expires on April 1, 2026. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional one-time aggregate deductible of $10.0 million, which is capped at $5.0 million per occurrence. We have separate insurance policies with respect to our marina Properties. Those casualty policies will expire on November 1, 2026, and the property insurance program, which we plan to renew, expires on April 1, 2026. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.
We rely extensively on internally and externally hosted computer systems to process transactions, manage the privacy and security of data, including customer data, and operate our business. Critical components of our systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems, as well as our other information technology systems and our networks are subject to system security risks, cybersecurity breaches, outages, disruptions, including disruptions that result in our and our customers’ loss of access to our information systems, and other risks. Such risks could include viruses, malware, ransomware, denial-of-service attacks, and cybersecurity attacks, attempts to gain unauthorized access to our data (directly or through third-party vendors) and computer systems or steal confidential information, including credit card information from our customers, or they could include breaches due to error, phishing scams, malfeasance or other disruptions of employees, independent contractors or consultants, that could have a materially adverse impact on our business strategy, results of operations, or financial condition. Third-party and supply chain attacks have increased in frequency and severity, and we cannot guarantee that the security of our service providers or any of their partners has not been compromised and our ability to require, monitor and enforce these third parties’ information security practices is limited. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur. Thus, even if we are not targeted directly, cybersecurity attacks on other entities and institutions, including our customers, vendors, or other third parties with whom we do business, may occur and such events could impact our systems and networks, and have a materially adverse impact on our business strategy, results of operations, or financial condition. Attacks can be both individual or highly organized attempts by very sophisticated hacking organizations or nation-state actors. New technologies, such as artificial intelligence, and the increased sophistication and activities of perpetrators of cybersecurity attacks may further increase the frequency and severity of security incidents. We employ a number of measures to prevent, detect and mitigate these threats, but these measures may not be sufficient to mitigate all related risks. While we continue to improve our cybersecurity and take measures to protect our business, it may not always be possible to anticipate, detect, or recognize threats to our systems, to implement effective preventive measures, nor to ensure that our business strategy, results of operation or financial results will not be negatively impacted by such an incident. The extent of a particular cybersecurity attack and the steps that we may need to take to investigate the attack also may not be immediately clear. A cybersecurity incident could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Information and data maintained in digital form are subject to the risks of unauthorized access, modification, exfiltration, destruction or denial of access. Cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve it is possible we may encounter issues being fully compliant with these legal standards. Any compromise of our security could result in a violation of applicable privacy, information security, and other laws, which continue to evolve and may be inconsistent from one jurisdiction to another, and such a violation of, or a failure to comply with, applicable laws could have a materially adverse impact on our business strategy, results of operations, or financial condition.
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
The Company is not aware of any cybersecurity incidents in the last three years that have materially affected or are reasonably likely to materially affect the business strategy, results of operations, or financial condition of the Company. For more information regarding how cybersecurity threats could materially affect the Company, see “We Face Risks Relating to Cybersecurity Incidents and Privacy Laws.” in Item 1A. Risk Factors.
Governance
The Board of Directors, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board of Directors and the Audit Committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting guidelines. Decisions regarding the disclosure and reporting of such incidents are made by management in a timely manner. The Board of Directors and Audit Committee receive ongoing updates regarding any such incidents until they have been addressed. The Audit Committee regularly interacts with the Company’s ERM function, the Company’s Vice President of Information Technology, other members of management and relevant management committees, including the Company’s Security Advisory Board and Cybersecurity Incident Response Team. On a quarterly basis each year, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s Vice President of Information Technology.
The Company’s Vice President of Information Technology is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Vice President of Information Technology works in coordination with the other members of the Security Advisory Board, which includes our Vice Chairman and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Legal Officer. The Company’s Vice President of Information Technology has over 27 years in Information Technology leadership including 17 years overseeing security and compliance operations. The Director of Information Security has over 16 years in various security roles in private and public sectors and has attained the professional certification of Certified Information Systems Security Professional (CISSP).
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
Property Portfolio
As of December 31, 2025, we owned or had an ownership interest in a portfolio of 453 Properties located predominantly in the United States containing 173,371 Sites. A total of 112 of the Properties were encumbered by debt (see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements). The distribution of our Properties reflects our belief that geographic diversification helps to insulate the total portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of properties outside such markets.
Our two largest Properties as determined by property operating revenues were Colony Cove, located in Ellenton, Florida and ViewPoint RV & Golf Resort, located in Mesa, Arizona. Each accounted for approximately 2.0% of our total property operating revenues for the year ended December 31, 2025.
The following table sets forth certain information relating to our 435 wholly-owned Properties containing 169,468 Sites as of December 31, 2025, not including Properties owned through joint ventures. These Properties are categorized by major market. For RV and marina Properties, the total number of annual Sites represents Sites occupied by annual residents and are presented as 100% occupied. Annual Site occupancy percentage subtotals by market and grand total are presented on a weighted average basis.

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Florida
East:
Aventura Marina	Aventura	FL	Marina	15	—	6	5	100.0%
Hi-Lift Marina	Aventura	FL	Marina	3	—	211	186	100.0%
Cheron Village	Davie	FL	MH	30	—	202	202	100.0%
Carriage Cove	Daytona Beach	FL	MH	59	—	418	418	75.6%
Daytona Beach Marina	Daytona Beach	FL	Marina	5	—	179	144	100.0%
Coquina Crossing	Elkton	FL	MH	316	—	741	741	80.0%
Bulow Plantation	Flagler Beach	FL	MH	323	90	276	276	98.9%
Bulow RV	Flagler Beach	FL	RV	(f)	91	352	72	100.0%
Carefree Cove	Fort Lauderdale	FL	MH	20	—	164	164	93.3%
Everglades Lakes	Fort Lauderdale	FL	MH	103	—	611	611	93.8%
Park City West	Fort Lauderdale	FL	MH	60	—	363	363	98.9%
Sunshine Holiday MH	Fort Lauderdale	FL	MH	32	—	245	245	97.1%
Sunshine Holiday RV	Fort Lauderdale	FL	RV	(f)	—	130	44	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Hollywood Marina	Hollywood	FL	Marina	9	—	190	172	100.0%
Jupiter Marina	Jupiter	FL	Marina	5	—	247	241	100.0%
Lake Worth Village	Lake Worth	FL	MH	117	—	823	823	98.4%
Lantana Marina (e)	Lantana	FL	Marina	5	—	394	277	100.0%
Maralago Cay	Lantana	FL	MH	102	—	602	602	96.3%
South Lantana Marina (e)	Lantana	FL	Marina	1	—	73	42	100.0%
Coral Cay Plantation	Margate	FL	MH	121	—	818	818	97.7%
Lakewood Village	Melbourne	FL	MH	68	—	349	349	88.5%
Miami Everglades	Miami	FL	RV	34	9	303	44	100.0%
South Miami Marina (e)	Miami	FL	Marina	41	—	254	222	100.0%
Okeechobee RV Resort	Okeechobee	FL	RV	110	—	740	305	100.0%
Holiday Village, Ormond Beach	Ormond Beach	FL	MH	43	—	301	301	88.7%
Sunshine Holiday-Daytona North	Ormond Beach	FL	RV	69	3	349	151	100.0%
Palm Beach Gardens Marina	Palm Beach Gardens	FL	Marina	12	—	133	118	100.0%
The Meadows, FL	Palm Beach Gardens	FL	MH	55	—	378	378	96.8%
Breezy Hill	Pompano Beach	FL	RV	52	—	762	335	100.0%
Hidden Harbour Marina	Pompano Beach	FL	Marina	4	—	357	264	100.0%
Highland Woods Travel Park	Pompano Beach	FL	RV	15	—	148	18	100.0%
Inlet Harbor Marina (e)	Ponce Inlet	FL	Marina	10	—	295	215	100.0%
Lighthouse Pointe at Daytona Beach	Port Orange	FL	MH	64	—	435	435	82.1%
Pickwick Village	Port Orange	FL	MH	84	—	441	441	93.9%
Rose Bay	Port Orange	FL	RV	21	2	303	143	100.0%
Palm Lake	Riviera Beach	FL	MH	154	—	916	916	73.7%
Riviera Beach Marina	Riviera Beach	FL	Marina	6	—	326	297	100.0%
Indian Oaks	Rockledge	FL	MH	38	—	208	208	100.0%
Space Coast	Rockledge	FL	RV	24	—	270	179	100.0%
St. Pete Marina	St. Petersburg	FL	Marina	15	—	438	376	100.0%
Riverwatch Marina	Stuart	FL	Marina	8	—	306	221	100.0%
Countryside at Vero Beach	Vero Beach	FL	MH	125	—	643	643	95.5%
Heritage Plantation	Vero Beach	FL	MH	64	—	437	437	93.1%
Heron Cay	Vero Beach	FL	MH	130	—	588	588	94.2%
Holiday Village, Florida	Vero Beach	FL	MH	18	—	128	128	—%
Sunshine Travel-Vero Beach	Vero Beach	FL	RV	33	3	323	127	100.0%
Vero Beach Marina	Vero Beach	FL	Marina	26	—	160	104	100.0%
Vero Palm Estates	Vero Beach	FL	MH	64	—	285	285	93.0%
Village Green	Vero Beach	FL	MH	178	16	782	782	92.6%
Palm Beach Colony	West Palm Beach	FL	MH	48	—	284	284	100.0%

Central:
Clover Leaf Farms	Brooksville	FL	MH	227	—	948	948	87.1%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Clover Leaf Forest	Brooksville	FL	RV	30	—	277	148	100.0%
Clerbrook Golf & RV Resort	Clermont	FL	RV	288	—	1,255	515	100.0%
Lake Magic	Clermont	FL	RV	69	—	471	163	100.0%
Orange Lake	Clermont	FL	MH	38	—	242	242	99.2%
Orlando	Clermont	FL	RV	270	—	1,107	306	100.0%
Haselton Village	Eustis	FL	MH	52	—	291	291	100.0%
Southern Palms RV	Eustis	FL	RV	120	—	950	377	100.0%
Lakeside Terrace	Fruitland Park	FL	MH	39	—	241	241	99.6%
Grand Island Resort	Grand Island	FL	MH	35	—	362	362	80.9%
Sherwood Forest - MHP	Kissimmee	FL	MH	124	—	846	846	89.2%
Sherwood Forest RV	Kissimmee	FL	RV	107	—	513	147	100.0%
Tropical Palms	Kissimmee	FL	RV	59	—	592	189	100.0%
Beacon Hill Colony	Lakeland	FL	MH	31	—	201	201	99.0%
Beacon Terrace	Lakeland	FL	MH	61	—	297	297	99.3%
Kings & Queens	Lakeland	FL	MH	18	—	107	107	99.1%
Lakeland Harbor	Lakeland	FL	MH	65	—	504	504	99.6%
Lakeland Junction	Lakeland	FL	MH	23	—	193	193	99.0%
Coachwood Colony	Leesburg	FL	MH	29	—	201	201	87.6%
Mid-Florida Lakes	Leesburg	FL	MH	290	—	1,224	1,224	91.4%
Southernaire	Mt. Dora	FL	MH	14	—	114	114	88.6%
Foxwood Farms	Ocala	FL	MH	56	—	365	365	86.6%
Oak Bend	Ocala	FL	MH	62	—	342	342	87.4%
Villas at Spanish Oaks	Ocala	FL	MH	69	—	454	454	86.3%
Audubon Village - Florida	Orlando	FL	MH	40	2	280	280	98.9%
Hidden Valley	Orlando	FL	MH	50	—	303	303	99.3%
Starlight Ranch	Orlando	FL	MH	130	—	783	783	97.6%
Covington Estates	Saint Cloud	FL	MH	59	—	241	241	99.6%
Parkwood Communities	Wildwood	FL	MH	121	—	694	694	98.1%
Three Flags	Wildwood	FL	RV	23	—	221	56	100.0%
Winter Garden	Winter Garden	FL	RV	27	—	350	137	100.0%

West:
Riverside RV Resort	Arcadia	FL	RV	499	208	548	220	100.0%
Toby's RV Resort	Arcadia	FL	RV	44	—	379	318	100.0%
Sunshine Key	Big Pine Key	FL	RV	54	—	409	47	100.0%
Windmill Manor	Bradenton	FL	MH	49	—	292	292	94.5%
Winter Quarters Manatee	Bradenton	FL	RV	42	—	415	169	100.0%
Resort at Tranquility Lake (d)	Cape Coral	FL	RV	188	—	502	—	—%
Cape Coral Development Land (c)	Cape Coral	FL	RV	1,000	468	—	—	—%
Palm Harbour Marina	Cape Haze	FL	Marina	18	—	260	64	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Glen Ellen	Clearwater	FL	MH	12	—	106	106	99.1%
Hillcrest FL	Clearwater	FL	MH	25	—	276	276	98.2%
Holiday Ranch	Clearwater	FL	MH	12	—	150	150	94.7%
Serendipity	Clearwater	FL	MH	55	—	425	425	99.5%
Shady Lane Oaks	Clearwater	FL	MH	31	—	249	249	97.6%
Shady Lane Village	Clearwater	FL	MH	19	—	156	156	97.4%
Silk Oak Lodge	Clearwater	FL	MH	19	—	180	180	96.7%
Cortez Village Marina	Cortez	FL	Marina	4	—	279	184	100.0%
Crystal Isles	Crystal River	FL	RV	38	1	260	91	100.0%
Lake Haven	Dunedin	FL	MH	48	—	379	379	98.2%
Marker 1 Marina	Dunedin	FL	Marina	11	—	477	266	100.0%
Colony Cove	Ellenton	FL	MH	543	5	2,405	2,405	90.9%
The Oaks at Colony Cove	Ellenton	FL	MH	(f)	—	93	93	100.0%
Ridgewood Estates	Ellenton	FL	MH	77	—	380	380	98.7%
Fort Myers Beach	Fort Myers	FL	RV	37	6	292	83	100.0%
Fish Tale Marina	Fort Myers Beach	FL	Marina	8	—	296	110	100.0%
Gulf Air	Fort Myers Beach	FL	RV	25	—	246	51	100.0%
Holiday Travel Park	Holiday	FL	RV	45	—	613	491	100.0%
Barrington Hills	Hudson	FL	RV	28	—	392	292	100.0%
Down Yonder	Largo	FL	MH	50	—	361	361	98.9%
East Bay Oaks	Largo	FL	MH	40	—	328	328	98.5%
Eldorado Village	Largo	FL	MH	25	—	227	227	98.7%
Paradise Park - Largo	Largo	FL	MH	15	—	108	108	100.0%
Shangri-La Mobile Home Park	Largo	FL	MH	14	—	160	160	93.1%
Vacation Village	Largo	FL	RV	29	—	293	171	100.0%
Whispering Pines - Largo	Largo	FL	MH	55	—	393	393	99.2%
Fiesta Key	Long Key	FL	RV	28	—	373	8	100.0%
Winter Quarters Pasco	Lutz	FL	RV	27	—	255	191	100.0%
Country Place	New Port Richey	FL	MH	82	—	515	515	100.0%
Hacienda Village	New Port Richey	FL	MH	66	—	505	505	97.6%
Harbor View Mobile Manor	New Port Richey	FL	MH	69	—	471	471	76.2%
Bay Lake Estates	Nokomis	FL	MH	34	—	228	228	80.7%
Lake Village	Nokomis	FL	MH	105	40	391	391	85.7%
Royal Coachman	Nokomis	FL	RV	111	2	546	481	100.0%
Buccaneer Estates	North Fort Myers	FL	MH	223	—	1,183	1,183	71.3%
Island Vista Estates	North Fort Myers	FL	MH	121	—	617	617	86.9%
Lake Fairways	North Fort Myers	FL	MH	259	—	896	896	94.2%
Pine Lakes	North Fort Myers	FL	MH	397	61	602	602	99.2%
Pioneer Village	North Fort Myers	FL	RV	90	—	733	377	100.0%
Sunseekers RV Resort	North Fort Myers	FL	RV	16	—	241	143	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
The Heritage	North Fort Myers	FL	MH	214	40	449	449	100.0%
Windmill Village - N. Ft. Myers	North Fort Myers	FL	MH	69	—	491	491	85.9%
Silver Dollar Golf & Trap Club Resort	Odessa	FL	RV	836	—	459	380	100.0%
Terra Ceia	Palmetto	FL	RV	50	—	391	171	100.0%
Arbors at Countrywood (d)	Plant City	FL	MH	(f)	—	—	—	—%
Lakes at Countrywood	Plant City	FL	MH	122	10	424	424	96.9%
Meadows at Countrywood	Plant City	FL	MH	140	—	799	799	97.0%
Oaks at Countrywood	Plant City	FL	MH	44	—	168	168	100.0%
Harbor Lakes	Port Charlotte	FL	RV	80	—	528	362	100.0%
Emerald Lake	Punta Gorda	FL	MH	28	—	201	201	96.0%
Gulf View	Punta Gorda	FL	RV	78	—	206	75	100.0%
Tropical Palms MH	Punta Gorda	FL	MH	50	2	294	294	97.3%
Kingswood	Riverview	FL	MH	52	—	229	229	99.6%
Winds of St. Armands North	Sarasota	FL	MH	74	—	471	471	98.9%
Winds of St. Armands South	Sarasota	FL	MH	90	—	397	397	89.4%
Topics RV Resort	Spring Hill	FL	RV	35	—	230	188	100.0%
Pine Island	St. James City	FL	RV	31	—	363	25	100.0%
Carefree Village	Tampa	FL	MH	58	—	398	398	98.2%
Tarpon Glen	Tarpon Springs	FL	MH	24	—	168	168	100.0%
Featherock	Valrico	FL	MH	84	—	521	521	98.3%
Bay Indies	Venice	FL	MH	210	—	1,309	1,309	91.4%
Ramblers Rest RV Resort	Venice	FL	RV	117	—	647	336	100.0%
Peace River	Wauchula	FL	RV	72	—	454	56	100.0%
Crystal Lake Zephyrhills	Zephyrhills	FL	MH	147	—	518	518	89.8%
Forest Lake Estates MH	Zephyrhills	FL	MH	192	68	928	928	99.7%
Forest Lake Village RV	Zephyrhills	FL	RV	42	—	274	176	100.0%
Sixth Avenue	Zephyrhills	FL	MH	14	—	133	133	92.5%
Other	Multiple	FL	MH	7	—	133	133	45.9%
Total Florida Market				13,312	1,127	65,124	52,644	93.6%

California
Northern California:
Monte del Lago	Castroville	CA	MH	54	—	310	310	99.7%
Colony Park	Ceres	CA	MH	20	—	186	186	96.8%
Russian River	Cloverdale	CA	RV	41	—	135	2	100.0%
Snowflower (d)	Emigrant Gap	CA	RV	612	—	268	—	—%
Four Seasons	Fresno	CA	MH	40	—	242	242	96.7%
Yosemite Lakes (d)	Groveland	CA	RV	403	30	299	—	—%
Tahoe Valley (d) (e)	Lake Tahoe	CA	RV	86	—	413	—	—%
Sea Oaks	Los Osos	CA	MH	18	1	125	125	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Ponderosa Resort	Lotus	CA	RV	22	—	170	3	100.0%
Turtle Beach	Manteca	CA	RV	39	—	79	25	100.0%
Marina Dunes RV Resort (d)	Marina	CA	RV	6	—	96	—	—%
Coralwood (e)	Modesto	CA	MH	22	—	194	194	99.5%
Lake Minden	Nicolaus	CA	RV	165	82	323	4	100.0%
Oceanside RV Resort (d)	Oceanside	CA	RV	8	—	139	—	—%
Lake of the Springs	Oregon House	CA	RV	954	507	541	33	100.0%
Concord Cascade	Pacheco	CA	MH	31	—	283	283	100.0%
San Francisco RV	Pacifica	CA	RV	12	—	122	12	100.0%
Quail Meadows	Riverbank	CA	MH	20	—	146	146	100.0%
California Hawaiian	San Jose	CA	MH	50	—	418	418	100.0%
Sunshadow	San Jose	CA	MH	30	—	121	121	100.0%
Village of the Four Seasons	San Jose	CA	MH	30	—	271	271	99.6%
Laguna Lake	San Luis Obispo	CA	MH	100	—	300	300	100.0%
Contempo Marin	San Rafael	CA	MH	63	1	396	396	100.0%
De Anza Santa Cruz	Santa Cruz	CA	MH	30	—	198	198	100.0%
Santa Cruz Ranch (d)	Scotts Valley	CA	RV	7	—	106	—	—%
Royal Oaks	Visalia	CA	MH	20	—	149	149	97.3%
Pilot Knob RV Resort	Winterhaven	CA	RV	23	—	247	2	100.0%

Southern California:
Soledad Canyon	Acton	CA	RV	273	—	1,251	48	100.0%
Los Ranchos	Apple Valley	CA	MH	30	—	389	389	96.9%
Date Palm Country Club (e)	Cathedral City	CA	MH	232	3	538	538	98.3%
Palm Springs Oasis RV Resort	Cathedral City	CA	RV	(f)	—	140	32	100.0%
Oakzanita Springs	Descanso	CA	RV	145	5	146	21	100.0%
Rancho Mesa	El Cajon	CA	MH	20	—	158	158	99.4%
Rancho Valley	El Cajon	CA	MH	19	—	140	140	100.0%
Royal Holiday	Hemet	CA	MH	22	—	198	198	80.8%
Idyllwild	Idyllwild-Pine Cove	CA	RV	191	—	287	28	100.0%
Pio Pico	Jamul	CA	RV	176	10	512	52	100.0%
Wilderness Lakes	Menifee	CA	RV	73	—	529	37	100.0%
Morgan Hill (d)	Morgan Hill	CA	RV	69	6	339	—	—%
Pacific Dunes Ranch (d)	Oceana	CA	RV	48	—	215	—	—%
San Benito	Paicines	CA	RV	199	23	523	20	100.0%
Palm Springs	Palm Desert	CA	RV	35	—	401	13	100.0%
Las Palmas Estates	Rialto	CA	MH	18	—	136	136	100.0%
Parque La Quinta	Rialto	CA	MH	19	—	166	166	98.2%
Rancho Oso (d)	Santa Barbara	CA	RV	310	40	187	—	—%
Meadowbrook	Santee	CA	MH	43	—	338	338	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Lamplighter Village	Spring Valley	CA	MH	32	—	270	270	99.6%
Santiago Estates	Sylmar	CA	MH	113	9	300	300	100.0%
Total California Market				4,973	717	13,440	6,304	98.7%

Arizona:
Apache East	Apache Junction	AZ	MH	17	—	123	123	100.0%
Countryside RV	Apache Junction	AZ	RV	53	—	560	307	100.0%
Denali Park	Apache Junction	AZ	MH	33	5	162	162	93.2%
Dolce Vita	Apache Junction	AZ	MH	132	20	606	606	78.2%
Golden Sun RV	Apache Junction	AZ	RV	33	—	329	206	100.0%
Meridian RV Resort	Apache Junction	AZ	RV	15	—	264	30	100.0%
Casita Verde	Casa Grande	AZ	RV	14	—	192	88	100.0%
Fiesta Grande	Casa Grande	AZ	RV	77	—	767	517	100.0%
Foothills West	Casa Grande	AZ	RV	16	—	188	122	100.0%
Sunshine Valley	Chandler	AZ	MH	55	—	381	381	99.7%
Verde Valley	Cottonwood	AZ	RV	273	178	414	124	100.0%
Casa del Sol East II	Glendale	AZ	MH	29	—	239	239	95.0%
Casa del Sol East III	Glendale	AZ	MH	28	—	236	236	98.3%
Palm Shadows	Glendale	AZ	MH	33	—	293	293	92.5%
Hacienda De Valencia	Mesa	AZ	MH	51	—	363	363	97.8%
Mesa Spirit	Mesa	AZ	RV	90	—	1,600	752	100.0%
Monte Vista Resort	Mesa	AZ	RV	142	—	1,345	987	100.0%
Seyenna Vistas	Mesa	AZ	MH	60	4	407	407	96.6%
The Highlands at Brentwood	Mesa	AZ	MH	45	—	268	268	99.6%
ViewPoint RV & Golf Resort	Mesa	AZ	RV	332	—	2,414	2,005	100.0%
Apollo Village	Peoria	AZ	MH	29	3	238	238	97.1%
Casa del Sol West	Peoria	AZ	MH	31	—	245	245	99.2%
Carefree Manor	Phoenix	AZ	MH	16	—	130	130	99.2%
Central Park	Phoenix	AZ	MH	37	—	293	293	98.3%
Desert Skies	Phoenix	AZ	MH	24	—	167	167	98.8%
Sunrise Heights	Phoenix	AZ	MH	28	—	199	199	99.5%
Whispering Palms	Phoenix	AZ	MH	15	—	115	115	92.2%
Sedona Shadows	Sedona	AZ	MH	48	—	210	210	98.1%
Venture In	Show Low	AZ	RV	26	—	389	277	100.0%
Paradise	Sun City	AZ	RV	80	—	950	772	100.0%
The Meadows AZ	Tempe	AZ	MH	60	—	390	390	99.5%
Fairview Manor	Tucson	AZ	MH	28	—	235	235	92.3%
Voyager RV Resort	Tucson	AZ	RV	35	—	1,801	1,121	100.0%
The Crossing at Voyager	Tucson	AZ	MH	64	18	154	154	6.5%
Westpark	Wickenburg	AZ	MH	48	—	269	269	86.2%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Araby Acres	Yuma	AZ	RV	25	3	337	252	100.0%
Cactus Gardens	Yuma	AZ	RV	43	—	430	226	100.0%
Capri	Yuma	AZ	RV	20	—	303	137	100.0%
Desert Paradise	Yuma	AZ	RV	26	—	260	82	100.0%
Foothill Village	Yuma	AZ	RV	18	—	180	21	100.0%
Mesa Verde RV	Yuma	AZ	RV	28	—	345	265	100.0%
Suni Sands	Yuma	AZ	RV	34	—	336	134	100.0%
Total Arizona Market				2,291	231	19,127	14,148	96.9%

Colorado:
Hillcrest Village CO	Aurora	CO	MH	72	—	602	602	99.7%
Cimarron Village	Broomfield	CO	MH	50	—	327	327	99.7%
Holiday Village CO	Colorado Springs	CO	MH	38	—	240	240	97.1%
Bear Creek Village	Denver	CO	MH	12	—	121	121	97.5%
Holiday Hills Village	Denver	CO	MH	99	—	736	736	97.3%
Golden Terrace	Golden	CO	MH	32	—	263	263	99.2%
Golden Terrace South	Golden	CO	MH	15	—	80	80	96.3%
Golden Terrace South RV (d)	Golden	CO	RV	(f)	—	80	—	—%
Golden Terrace West	Golden	CO	MH	39	—	311	311	98.1%
Blue Mesa Recreational Ranch (d)	Gunnison	CO	RV	—	—	385	—	—%
Pueblo Grande	Pueblo	CO	MH	33	—	250	250	98.0%
Woodland Hills	Thornton	CO	MH	55	—	434	434	99.8%
Total Colorado Market				445	—	3,829	3,364	98.5%

Northeast:
Stonegate Manor	North Windham	CT	MH	114	—	372	372	91.1%
Waterford Estates	Bear	DE	MH	159	2	731	731	99.6%
McNicol Place	Lewes	DE	MH	25	—	93	93	100.0%
Whispering Pines	Lewes	DE	MH	67	2	393	393	99.2%
Mariner's Cove	Millsboro	DE	MH	101	—	375	375	99.7%
Sweetbriar	Millsboro	DE	MH	38	—	146	146	97.3%
Aspen Meadows	Rehoboth Beach	DE	MH	46	—	200	200	99.5%
Camelot Meadows	Rehoboth Beach	DE	MH	61	—	301	301	99.3%
Gateway to Cape Cod	Rochester	MA	RV	80	25	194	77	100.0%
Hillcrest MA	Rockland	MA	MH	19	—	79	79	89.9%
The Glen	Rockland	MA	MH	24	—	36	36	97.2%
Old Chatham	South Dennis	MA	RV	47	—	312	276	100.0%
Sturbridge	Sturbridge	MA	RV	223	125	155	75	100.0%
Fernwood	Capitol Heights	MD	MH	40	6	329	329	99.7%
Williams Estates/Peppermint Woods	Middle River	MD	MH	121	—	803	803	99.9%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Mt. Desert Narrows	Bar Harbor	ME	RV	90	12	206	8	100.0%
Patten Pond	Ellsworth	ME	RV	81	60	137	25	100.0%
Pinehirst	Old Orchard Beach	ME	RV	58	—	550	409	100.0%
Narrows Too	Trenton	ME	RV	42	8	207	41	100.0%
Moody Beach	Wells	ME	RV	48	—	274	95	100.0%
Sandy Beach	Contoocook	NH	RV	40	—	190	104	100.0%
Pine Acres	Raymond	NH	RV	100	—	421	196	100.0%
Tuxbury Resort	South Hampton	NH	RV	193	100	305	201	100.0%
King Nummy	Cape May Court House	NJ	RV	83	—	313	270	100.0%
Acorn Campground	Green Creek	NJ	RV	160	43	323	251	100.0%
Whippoorwill RV	Marmora	NJ	RV	39	—	288	230	100.0%
Mays Landing Resort	Mays Landing	NJ	RV	18	—	168	110	100.0%
Echo Farms	Ocean View	NJ	RV	31	—	245	226	100.0%
Lake and Shore	Ocean View	NJ	RV	162	—	401	287	100.0%
Pine Haven	Ocean View	NJ	RV	97	—	629	527	100.0%
Red Oak Shores	Ocean View	NJ	RV	155		223	193	100.0%
Chestnut Lake	Port Republic	NJ	RV	32	—	185	41	100.0%
Sea Pines	Swainton	NJ	RV	75	32	549	323	100.0%
Pine Ridge at Crestwood	Whiting	NJ	MH	188	—	1,035	1,035	92.2%
Rondout Valley	Accord	NY	RV	184	94	398	89	100.0%
Alpine Lake RV Resort	Corinth	NY	RV	200	54	500	345	100.0%
Lake George Escape	Lake George	NY	RV	178	—	576	144	100.0%
The Woodlands	Lockport	NY	MH	225	30	1,239	1,239	97.9%
Greenwood Village	Manorville	NY	MH	79	—	512	512	99.2%
Brennan Beach	Pulaski	NY	RV	201	—	1,377	1,212	100.0%
Lake George Schroon Valley	Warrensburg	NY	RV	151	—	151	84	100.0%
Greenbriar Village	Bath	PA	MH	63	—	319	319	96.9%
Sun Valley	Bowmansville	PA	RV	86	3	265	204	100.0%
Green Acres	Breinigsville	PA	MH	149	—	595	595	93.3%
Gettysburg Farm	Dover	PA	RV	124	62	265	88	100.0%
Timothy Lake North	East Stroudsburg	PA	RV	93	—	323	84	100.0%
Timothy Lake South	East Stroudsburg	PA	RV	65	—	327	132	100.0%
Drummer Boy	Gettysburg	PA	RV	89	—	465	263	100.0%
Round Top	Gettysburg	PA	RV	52	—	391	182	100.0%
Circle M	Lancaster	PA	RV	103	7	426	111	100.0%
Hershey	Lebanon	PA	RV	196	20	297	62	100.0%
Robin Hill	Lenhartsville	PA	RV	44	4	270	144	100.0%
PA Dutch County	Manheim	PA	RV	102	55	269	91	100.0%
Spring Gulch	New Holland	PA	RV	114	27	420	163	100.0%
Lil Wolf	Orefield	PA	MH	56	—	269	269	92.2%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Scotrun	Scotrun	PA	RV	63	6	178	100	100.0%
Appalachian RV	Shartlesville	PA	RV	86	30	358	210	100.0%
Mountain View - PA	Walnutport	PA	MH	45	1	187	187	89.8%
Timber Creek	Westerly	RI	RV	108	—	364	362	100.0%
Total Northeast Market				5,713	808	21,909	16,049	98.4%

Southeast:
Hidden Cove	Arley	AL	RV	99	34	163	93	100.0%
Dale Hollow State Park Marina (e)	Burkesville	KY	Marina	33	—	198	198	100.0%
Diamond Caverns	Park City	KY	RV	714	218	220	26	100.0%
Forest Lake	Advance	NC	RV	306	20	394	214	100.0%
Scenic	Asheville	NC	MH	28	—	212	212	95.3%
Boathouse Marina	Beaufort	NC	Marina	9	—	547	375	100.0%
Waterway RV	Cedar Point	NC	RV	27	—	336	324	100.0%
Twin Lakes	Chocowinity	NC	RV	132	11	419	409	100.0%
Emerald Isle RV Resort	Emerald Isle	NC	RV	23	—	299	162	100.0%
Topsail Sound RV	Holly Ridge	NC	RV	34	—	350	207	100.0%
Green Mountain	Lenoir	NC	RV	1,077	3	447	147	100.0%
Lake Gaston	Littleton	NC	RV	69	—	235	202	100.0%
Lake Myers RV	Mocksville	NC	RV	74	—	425	236	100.0%
Bogue Pines	Newport	NC	MH	50	—	150	150	98.0%
Goose Creek	Newport	NC	RV	92	—	735	680	100.0%
Whispering Pines - NC	Newport	NC	RV	34	—	278	176	100.0%
Harbor Point	Sneads Ferry	NC	RV	46	—	203	143	100.0%
White Oak Shores	Stella	NC	RV	220	20	710	516	100.0%
White Oak Shores	Stella	NC	Marina	—	—	56	44	100.0%
Carolina Landing	Fair Play	SC	RV	73	30	192	68	100.0%
Inlet Oaks Village	Murrells Inlet	SC	MH	35	—	172	172	100.0%
Carolina Shores RV	Myrtle Beach	SC	RV	80	—	813	447	100.0%
Rivers Edge Marina	North Charleston	SC	Marina	4	—	503	369	100.0%
The Oaks	Yemassee	SC	RV	10	—	93	23	100.0%
Natchez Trace	Hohenwald	TN	RV	672	339	537	190	100.0%
Cherokee Landing	Saulsbury	TN	RV	254	124	339	7	100.0%
Meadows of Chantilly	Chantilly	VA	MH	82	—	499	499	100.0%
Harbor View	Colonial Beach	VA	RV	69	—	146	44	100.0%
Lynchburg	Gladys	VA	RV	170	59	222	51	100.0%
Chesapeake Bay	Gloucester	VA	RV	282	80	392	135	100.0%
Bayport Development (c)	Jamaica	VA	RV	541	523	—	—	—%
Virginia Landing	Quinby	VA	RV	863	—	233	15	100.0%
Grey's Point Camp	Topping	VA	RV	125	16	791	570	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Bethpage Camp Resort	Urbanna	VA	RV	271	81	1,285	893	100.0%
Williamsburg	Williamsburg	VA	RV	65	10	211	91	100.0%
Regency Lakes	Winchester	VA	MH	165	—	521	521	99.6%
Total Southeast Market				6,828	1,568	13,326	8,609	99.8%

Midwest:
O'Connell's RV Campground	Amboy	IL	RV	286	77	812	395	100.0%
Pheasant Lake Estates	Beecher	IL	MH	238	190	613	613	88.4%
Pine Country	Belvidere	IL	RV	131	10	185	128	100.0%
Willow Lake Estates	Elgin	IL	MH	111	—	616	616	92.2%
Golf Vista Estates	Monee	IL	MH	144	—	497	497	84.3%
Indian Lakes	Batesville	IN	RV	545	82	1,212	691	100.0%
Horseshoe Lakes	Clinton	IN	RV	289	66	123	64	100.0%
Twin Mills RV	Howe	IN	RV	137	24	501	259	100.0%
Lakeside RV	New Carlisle	IN	RV	13	—	89	86	100.0%
Bear Cave	Buchanan	MI	RV	25	10	136	46	100.0%
St Claire	Saint Claire	MI	RV	210	100	229	122	100.0%
Cedar Knolls	Apple Valley	MN	MH	93	—	457	457	95.4%
Cimarron Park	Lake Elmo	MN	MH	230	46	505	505	85.3%
Rockford Riverview Estates	Rockford	MN	MH	88	—	428	428	97.0%
Rosemount Woods	Rosemount	MN	MH	50	—	221	221	80.5%
Buena Vista	Fargo	ND	MH	76	—	399	399	61.4%
Meadow Park	Fargo	ND	MH	17	—	116	116	50.9%
Kenisee Lake	Jefferson	OH	RV	143	50	119	72	100.0%
Wilmington	Wilmington	OH	RV	109	41	169	124	100.0%
Rainbow Lake Manor	Bristol	WI	MH	99	6	302	302	86.1%
Fremont Jellystone Park Campground	Fremont	WI	RV	98	5	325	125	100.0%
Yukon Trails	Lyndon Station	WI	RV	150	29	219	117	100.0%
Blackhawk Camping Resort	Milton	WI	RV	214	24	490	311	100.0%
Lakeland	Milton	WI	RV	107	5	682	407	100.0%
Westwood Estates	Pleasant Prairie	WI	MH	95	—	343	343	89.2%
Plymouth Rock	Plymouth	WI	RV	133	40	610	418	100.0%
Tranquil Timbers	Sturgeon Bay	WI	RV	125	—	270	174	100.0%
Lake of the Woods RV	Wautoma	WI	RV	117	—	303	138	100.0%
Neshonoc Lakeside	West Salem	WI	RV	48	—	284	159	100.0%
Arrowhead Resort	Wisconsin Dells	WI	RV	166	40	377	181	100.0%
Bay Point Marina	Marblehead	OH	RV	48	9	184	184	100.0%
Bay Point Marina (e)	Marblehead	OH	Marina	179	—	660	534	100.0%
Total Midwest Market				4,514	854	12,476	9,232	93.1%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025

Nevada, Utah and Idaho:
Coach Royale	Boise	ID	MH	12	—	91	91	100.0%
Maple Grove	Boise	ID	MH	38	—	271	271	99.3%
Shenandoah Estates	Boise	ID	MH	24	—	154	154	99.4%
West Meadow Estates	Boise	ID	MH	29	—	178	178	100.0%
Mountain View - NV	Henderson	NV	MH	72	—	354	354	100.0%
Bonanza Village	Las Vegas	NV	MH	43	—	353	353	63.7%
Boulder Cascade	Las Vegas	NV	MH	39	—	299	299	96.0%
Cabana	Las Vegas	NV	MH	37	—	263	263	98.5%
Flamingo West	Las Vegas	NV	MH	37	—	258	258	100.0%
Las Vegas	Las Vegas	NV	RV	11	—	217	21	100.0%
Villa Borega	Las Vegas	NV	MH	40	—	293	293	85.0%
Westwood Village	Farr West	UT	MH	46	—	314	314	99.4%
St George (d)	Hurricane	UT	RV	26	—	149	—	—%
All Seasons	Salt Lake City	UT	MH	19	—	121	121	99.2%
Total Nevada, Utah and Idaho Market				473	—	3,315	2,970	93.5%

Northwest:
Cultus Lake (Canada) (e)	Lindell Beach	BC	RV	15	—	178	42	100.0%
Bend	Bend	OR	RV	289	116	351	39	100.0%
Shadowbrook	Clackamas	OR	MH	21	—	156	156	90.4%
Pacific City	Cloverdale	OR	RV	105	50	307	43	100.0%
Falcon Wood Village	Eugene	OR	MH	23	—	183	183	98.9%
Portland Fairview	Fairview	OR	RV	30	—	407	252	100.0%
Quail Hollow (e)	Fairview	OR	MH	21	—	137	137	97.1%
South Jetty	Florence	OR	RV	57	5	204	13	100.0%
Seaside	Seaside	OR	RV	80	7	251	43	100.0%
Whalers Rest	South Beach	OR	RV	39	5	170	33	100.0%
Mt. Hood Village	Welches	OR	RV	115	—	626	193	100.0%
Hope Valley RV	Turner	OR	RV	69	23	164	160	100.0%
Birch Bay	Blaine	WA	RV	31	7	246	11	100.0%
Mount Vernon	Bow	WA	RV	311	—	251	19	100.0%
Chehalis	Chehalis	WA	RV	309	—	360	28	100.0%
Grandy Creek (d)	Concrete	WA	RV	63	—	179	—	—%
Tall Chief (d)	Fall City	WA	RV	71	—	180	—	—%
Kloshe Illahee	Federal Way	WA	MH	50	—	258	258	100.0%
La Conner (e)	La Conner	WA	RV	106	—	319	45	100.0%
Leavenworth	Leavenworth	WA	RV	255	30	266	15	100.0%
Thunderbird Resort	Monroe	WA	RV	45	6	136	9	100.0%

Property	City	State	Property Type	Acres (a)	Developable Acres (b)	Total Number of Sites as of 12/31/2025	Total Number of Annual Sites as of 12/31/2025	Annual Site Occupancy as of 12/31/2025
Little Diamond	Newport	WA	RV	360	30	520	2	100.0%
Oceana	Ocean City	WA	RV	16	7	84	12	100.0%
Crescent Bar	Quincy	WA	RV	14	—	115	20	100.0%
Long Beach	Seaview	WA	RV	17	10	144	17	100.0%
Paradise RV	Silver Creek	WA	RV	60	—	265	11	100.0%
Total Northwest Market				2,572	296	6,457	1,741	98.8%

Texas:
Alamo Palms	Alamo	TX	RV	58	—	643	293	100.0%
Bay Landing	Bridgeport	TX	RV	443	235	293	57	100.0%
Colorado River	Columbus	TX	RV	218	22	232	27	100.0%
Victoria Palms	Donna	TX	RV	117	—	1,122	477	100.0%
Lake Texoma (e)	Gordonville	TX	RV	201	87	430	56	100.0%
Lakewood	Harlingen	TX	RV	30	—	301	105	100.0%
Paradise Park	Harlingen	TX	RV	60	—	563	259	100.0%
Sunshine RV Resort	Harlingen	TX	RV	84	—	1,027	362	100.0%
Tropic Winds	Harlingen	TX	RV	112	65	531	207	100.0%
Medina Lake	Lakehills	TX	RV	208	50	387	12	100.0%
Paradise South	Mercedes	TX	RV	49	—	493	182	100.0%
Lake Tawakoni (e)	Point	TX	RV	324	11	293	48	100.0%
Fun N Sun RV	San Benito	TX	RV	135	40	1,435	588	100.0%
Country Sunshine	Weslaco	TX	RV	37	—	390	156	100.0%
Leisure World	Weslaco	TX	RV	38	—	333	176	100.0%
Southern Comfort	Weslaco	TX	RV	40	—	403	304	100.0%
Trails End RV	Weslaco	TX	RV	43	—	362	229	100.0%
Lake Whitney	Whitney	TX	RV	403	158	261	17	100.0%
Lake Conroe	Willis	TX	RV	129	—	705	338	100.0%
Lake Conroe RV Resort	Montgomery	TX	RV	130	—	261	36	100.0%
Total Texas Market				2,859	668	10,465	3,929	100.0%
Grand Total All Markets				43,980	6,269	169,468	118,990	95.7%
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
(d)Property did not have annual Sites for 2025.
(e)Land has been leased to us under a non-cancelable operating lease. (See Item 8. Financial Statements and Supplementary Data—Note 3. Leases).
(f)Acres for this community have been included in the acres of the adjacent community listed directly above this Property.

Item 3. Legal Proceedings
The description of legal proceedings is incorporated herein by reference from Item 8. Financial Statements and Supplementary Data—Note 14. Commitments and Contingencies in this Form 10-K.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded on the NYSE under the symbol ELS. As of December 31, 2025, there were 322 holders of record for 193,835,561 outstanding shares of our common stock. Additionally, there were 6,448,705 OP Units outstanding, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2025-3/31/2025	34,607	$65.25	None	None
4/1/2025-6/30/2025	—	$—	None	None
7/1/2025-9/30/2025	—	$—	None	None
10/1/2025-12/31/2025	—	$—	None	None
1/1/2025-12/31/2025	34,607	$65.25	None	None
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
2025 Highlights
We continued our strong performance in 2025, as marked by these key operational and financial accomplishments:
•Net income per share of common stock (“Common Share”) on a fully diluted basis was $2.01 for the year ended December 31, 2025, 2.6% higher than the year ended December 31, 2024.
•FFO per Common Share on a fully diluted basis was $3.08 for the year ended December 31, 2025, 1.5% higher than the year ended December 31, 2024.
•Normalized FFO per Common Share on a fully diluted basis was $3.06 for the year ended December 31, 2025, 5.0% higher than the year ended December 31, 2024.
•7.9% dividend increase in 2025 contributes to 5-year compounded annual dividend growth of 8.5%. This compares to average growth of 5.2% across the residential REIT sector (1) over the same 5-year period.
•Added 362 expansion sites during the year ended December 31, 2025.
•New home sales of 439 for the year ended December 31, 2025.
•During the year ended December 31, 2025, we repaid $86.9 million of secured debt at maturity.
•During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement with an effective fixed interest rate of 4.74% maturing on May 15, 2030.
Core Portfolio
•Core portfolio generated growth of 4.8% in income from property operations, excluding property management, for the year ended December 31, 2025, compared to the year ended December 31, 2024, exceeding our long-term quarterly average of 4.5%.(2)
•Core MH base rental income for the year ended December 31, 2025 increased by $39.2 million, or 5.5%, compared to the year ended December 31, 2024.
•Core Annual RV and marina base rental income for the year ended December 31, 2025 increased by $12.2 million, or 4.1%, compared to the year ended December 31, 2024. During the second half of 2025, we increased Annual RV occupancy by 506 sites on a net basis.
•Core property operating expenses, excluding property management, for the year ended December 31, 2025 increased by $5.8 million, or 1.0%, compared to the year ended December 31, 2024.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of December 31, 2025, we owned or had an ownership interest in a portfolio of 453 Properties located throughout the United States and Canada containing 173,371 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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
_____________________
(1)Includes all publicly traded single family home, multi-family home and manufactured housing U.S equity REITs, with a market capitalization of $3.0 billion or greater.
(2)Average quarterly growth from Q3 1998 through Q3 2025.

Management’s Discussion and Analysis (continued)
We believe the demand from baby boomers for MH and RV communities will continue to be strong over the long term. It is estimated that approximately 10,000 Americans turn 65 years old every day and all baby boomers will be at least age 65 by 2030. These individuals, seeking an active lifestyle, will continue to drive the market for second-home sales as vacation properties, investment opportunities or retirement retreats. We expect it is likely that we will continue to see high levels of second-home sales and that manufactured homes and cottages in our Properties will continue to provide a viable second-home alternative to site-built homes. We also believe the Millennial and Generation Z demographic will contribute to our future long-term customer pipeline. After conducting a comprehensive study of RV ownership, according to the Recreational Vehicle Industry Association (“RVIA”), data suggested that RV sales are expected to benefit from an increase in demand from those born in the United States from 1980 to 2003, or Millennials and Gen Z, over the coming years. We believe the demand from baby boomers and these younger generations will continue to outpace supply for MH and RV communities. The entitlement process to develop new MH and RV communities is extremely restrictive. As a result, there have been limited new communities developed in our target geographic markets.
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
Approximately one quarter of our rental agreements on MH Sites contain rent increase provisions that are directly or indirectly connected to published CPI statistics. Approximately half of these rental agreements are subject to a CPI floor of approximately 2.0% to 6.0%.
State and local rent control regulations or rent-regulating governmental bodies affect 33 wholly-owned Properties, including 14 of our 47 California Properties, our 1 Connecticut Property, all 7 of our Delaware Properties, 1 of our 2 Maryland Properties, 1 of our 5 Massachusetts Properties, 1 of our 11 New Jersey Properties, 1 of our 7 New York Properties, 1 of our 14 Washington Properties, and 6 of our 11 Oregon Properties. These rent control regulations govern rent increases and generally permit us to increase rates by either a defined percentage or a percentage of the increase in the national, regional or local CPI, depending on the rent control ordinance, which CPI-based increases generally range from 60.0% to 100.0% of CPI with certain limits depending on the jurisdiction.
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of
12/31/2025
MH Sites	73,600
RV Sites:
Annual	34,400
Seasonal	11,200
Transient	17,500
Marina Slips	6,900
Membership (1)	26,000
Joint Ventures (2)	3,900
Total (3)	173,400
_____________________
(1)Primarily utilized to service the approximately 108,700 members. Includes approximately 6,000 Sites rented on an annual basis.
(2)Joint ventures have approximately 2,400 MH and RV annual Sites and 1,500 transient Sites.
(3)Total does not foot due to rounding

Membership Sites are primarily utilized to service approximately 108,700 annual subscription members, including 20,700 free trial members added through our RV dealer program. The majority of the remaining 88,000 have purchased a Thousand Trails Camping (“TTC”) membership, which is an annual subscription providing the member access to our Properties in one to five geographic regions of the United States. In 2025, a TTC membership for a single geographic region required an

Management’s Discussion and Analysis (continued)
annual payment of $755. In addition, members are eligible to upgrade their subscriptions, which increase usage rights during the membership term. Beginning in the first quarter of 2025, we introduced subscription-based upgrade products with two- to four-year terms. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-refundable upfront payments. Members who purchased an upgrade with a non-refundable upfront payment and remain in good standing are entitled to enhanced benefits for as long as they choose to remain in the program.
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
Results Overview

(amounts in thousands)	Years Ended December 31,
	2025	2024	$ Change	% Change (1)
Net Income per fully diluted Common Share	$2.01	$1.96	$0.05	2.6%
FFO per fully diluted Common Share and OP Unit	$3.08	$3.03	$0.05	1.5%
Normalized FFO per fully diluted Common Share and OP Unit	$3.06	$2.91	$0.15	5.0%
_____________________
(1)Calculations prepared using actual results without rounding.
Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio in 2025 and 2024 includes all Properties acquired prior to December 31, 2023 that we have owned and operated continuously since January 1, 2024. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events.
For the year ended December 31, 2025, property operating revenues in our Core Portfolio increased 3.2% and property operating expenses in our Core Portfolio, excluding property management, increased 1.0% from the year ended December 31, 2024, resulting in increased income from property operations, excluding property management, of 4.8%.
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains

Management’s Discussion and Analysis (continued)
depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. On a weighted average basis, our Core Portfolio was comprised of approximately 92% homeowners and 3% renters, and our average aggregate occupancy in our MH communities was approximately 94% and 95% for the years ended December 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2025, our Core Portfolio occupancy decreased by 279 sites, which included an increase in rental occupancy of 190 sites and a decrease in homeowner occupancy of 469 sites. The decrease of 279 sites was primarily driven by hurricane activity in late 2024. During the year ended December 31, 2025, we also added 362 expansion sites in the Core Portfolio. In addition to maintaining occupancy, we have experienced rental rate increases during the year ended December 31, 2025, which contributed to a growth of 5.5% in Core MH base rental income compared to the same period in 2024.
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2025 was 0.2% higher than the same period in 2024 and was driven by an increase in annual revenues. Core RV and marina base rental income from annuals represents 73.1% of total Core RV and marina base rental income and increased 4.1% for the year ended December 31, 2025 compared to the same period in 2024. Core seasonal RV and marina base rental income decreased 9.9% for the year ended December 31, 2025 compared to the same period in 2024. Core transient RV and marina base rental income decreased 8.5% for the year ended December 31, 2025 compared to the same period in 2024.
We continue to generate stable revenue from our Thousand Trails membership base within our Thousand Trails portfolio. For the year ended December 31, 2025, annual membership subscriptions revenue increased 5.1% over the same period in 2024. During the year ended December 31, 2025, we sold 17,150 TTC memberships and activated 23,002 TTC memberships through our RV dealer program.
The following table provides additional details regarding our TTC memberships for the past five years:

	2025	2024	2023	2022	2021
TTC Origination	40,152	43,091	45,990	51,415	50,523
TTC Sales	17,150	19,539	20,758	23,237	23,923
RV Dealer TTC Activations	23,002	23,552	25,232	28,178	26,600
Demand for our homes and communities is strong, as evidenced by factors including our high occupancy levels. Additionally, we closed 439 new home sales during the year ended December 31, 2025 compared to 756 new home sales during the year ended December 31, 2024. Our strategy of converting existing residents to home buyers continues to be successful, with approximately 20% of our home sales during the year ended December 31, 2025 coming from individuals who already reside in our communities as existing renters or homeowners.
Our gross investment in real estate increased $263.0 million to $8,178.7 million as of December 31, 2025, from $7,915.7 million as of December 31, 2024, primarily due to capital improvements during the year ended December 31, 2025.
Property Acquisitions/Dispositions and Joint Ventures
The following chart lists the Properties acquired or sold from January 1, 2024 through December 31, 2025 and Sites added through expansion opportunities at our existing Properties.

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2024 (1)				172,500

Expansion Site Development:
Sites added (reconfigured) in 2024				736
Sites added (reconfigured) in 2025				440

Dispositions:
Desert Vista	Salome, Arizona	RV	October 1, 2025	(125)
Valley Vista	Benson, Arizona	RV	October 1, 2025	(145)

Total Sites as of December 31, 2025 (1)				173,400
_____________________
(1)    Sites are approximate

Management’s Discussion and Analysis (continued)

Markets
The following table identifies our largest markets by number of Sites and provides information regarding our Properties (excluding 18 Properties owned through our Joint Ventures).

Major Market	Total Sites	Number of Properties	Percent of Total Sites	Percent of Total Property Operating Revenue
Florida	65,124	151	38.4%	45.7%
Northeast	21,909	59	12.9%	11.1%
Arizona	19,127	42	11.3%	10.9%
California	13,440	47	7.9%	10.2%
Southeast	13,326	34	7.9%	5.8%
Midwest	12,476	31	7.4%	5.3%
Texas	10,465	20	6.2%	2.5%
Northwest	6,457	26	3.8%	2.8%
Colorado	3,829	11	2.3%	3.4%
Other	3,315	14	1.9%	2.3%
Total	169,468	435	100.0%	100.0%

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

Management’s Discussion and Analysis (continued)
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

Management’s Discussion and Analysis (continued)
The following table reconciles net income available for Common Stockholders to income from property operations for the years ended December 31, 2025, 2024 and 2023:

	Total Portfolio
(amounts in thousands)	2025	2024	2023
Computation of Income from Property Operations:
Net income available for Common Stockholders	$386,492	$366,998	$314,191
Redeemable perpetual preferred stock dividends	16	16	16
Income allocated to non-controlling interests – Common OP Units	15,553	17,804	15,470
Consolidated net income	402,061	384,818	329,677
Equity in income/(loss) of unconsolidated joint ventures	(6,520)	(6,248)	(2,713)
Income tax benefit	(3,273)	(354)	(10,488)
(Gain)/Loss on sale of real estate and impairment, net	(919)	2,466	3,581
Gross revenues from home sales, brokered resales and ancillary services	(86,034)	(117,732)	(145,219)
Interest income	(9,572)	(9,238)	(9,037)
Income from other investments, net	(8,772)	(8,274)	(8,703)
Property management	80,784	78,114	76,170
Depreciation and amortization	208,895	203,879	203,738
Cost of home sales, brokered resales and ancillary services	60,335	84,771	107,668
Home selling expenses and ancillary operating expenses	26,512	27,644	27,453
General and administrative	37,510	38,483	47,280
Casualty-related charges/(recoveries), net (1)	(4,487)	(20,950)	—
Other expenses	4,850	5,533	5,768
Other items	—	(6,800)	—
Early debt retirement	—	5,833	68
Interest and related amortization	131,005	137,710	132,342
Income from property operations, excluding property management	$832,375	$799,655	$757,585
Property management	$(80,784)	$(78,114)	$(76,170)
Income from property operations	$751,591	$721,541	$681,415
_____________________
(1)Casualty-related charges/(recoveries), net for the year ended December 31, 2025 includes debris removal and cleanup costs related to hurricane events of $0.6 million and insurance recovery revenue of $5.1 million, including $4.3 million for reimbursement of capital expenditures.
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders for the years ended December 31, 2025, 2024 and 2023:

(amounts in thousands)	2025	2024	2023
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$386,492	$366,998	$314,191
Income allocated to non-controlling interests – Common OP Units	15,553	17,804	15,470
Depreciation and amortization	208,895	203,879	203,738
Depreciation on unconsolidated joint ventures	5,722	4,826	4,599
(Gain)/Loss on unconsolidated joint ventures	—	—	(416)
(Gain)/Loss on sale of real estate and impairment, net	(919)	2,466	3,581
FFO available for Common Stock and OP Unit holders	615,743	595,973	541,163
Deferred income tax benefit (1)	—	(354)	(10,488)
Accelerated vesting of stock-based compensation expense (2)	—	—	6,320
Early debt retirement	—	5,833	68
Transaction/pursuit costs and other	—	383	458
Insurance proceeds due to catastrophic weather events, net	(4,207)	(22,101)	—
Other items (3)	900	(6,800)	—
Normalized FFO available for Common Stock and OP Unit holders	$612,436	$572,934	$537,521
Weighted average Common Shares outstanding—Fully Diluted	200,114	196,636	195,429
_____________________
(1)Represents the release of the valuation allowance of U.S. federal and state deferred tax assets related to our taxable REIT subsidiaries.

Management’s Discussion and Analysis (continued)
(2)Represents accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023 as a result of the passing of a member of our Board of Directors.
(3)Represents expenses of $0.9 million related to non-operating legal expenses during the year ended December 31, 2025 and Other income of $6.8 million related to aged prepaid balances that were determined to no longer be liabilities recognized during the year ended December 31, 2024. See Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.

Results of Operations
This section discusses the comparison of our results of operations for the years ended December 31, 2025 and December 31, 2024. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio consists of our Properties owned and operated during all of 2024 and 2025. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2024 and 2025, including six properties in Florida impacted by Hurricane Ian and two properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
MH base rental income (1)	$748,594	$709,441	$39,153	5.5%	$749,373	$710,130	$39,243	5.5%
Rental home income (1)	14,237	13,669	568	4.2%	14,289	13,718	571	4.2%
RV and marina base rental income (1)	427,544	426,873	671	0.2%	446,303	438,448	7,855	1.8%
Annual membership subscriptions	68,483	65,548	2,935	4.5%	69,266	65,883	3,383	5.1%
Membership upgrade revenue (2)(3)	12,345	16,364	(4,019)	(24.6)%	12,412	16,433	(4,021)	(24.5)%
Utility and other income (1)	134,417	129,951	4,466	3.4%	141,829	144,801	(2,972)	(2.1)%
Property operating revenues	1,405,620	1,361,846	43,774	3.2%	1,433,472	1,389,413	44,059	3.2%

Utility expense	160,633	156,835	3,798	2.4%	164,397	159,058	5,339	3.4%
Payroll	117,163	117,659	(496)	(0.4)%	120,715	120,204	511	0.4%
Repairs and maintenance	96,212	91,840	4,372	4.8%	99,178	93,997	5,181	5.5%
Insurance and other (1)(4)	105,395	103,212	2,183	2.1%	110,382	106,801	3,581	3.4%
Real estate taxes	82,887	80,438	2,449	3.0%	85,148	81,966	3,182	3.9%
Rental home operating and maintenance	5,189	5,647	(458)	(8.1)%	5,208	5,669	(461)	(8.1)%
Membership sales and marketing (5)	15,977	21,995	(6,018)	(27.4)%	16,069	22,063	(5,994)	(27.2)%
Property operating expenses, excluding property management	583,456	577,626	5,830	1.0%	601,097	589,758	11,339	1.9%
Income from property operations, excluding property management (6)	822,164	784,220	37,944	4.8%	832,375	799,655	32,720	4.1%
Property management	80,784	78,115	2,669	3.4%	80,784	78,114	2,670	3.4%
Income from property operations (6)	$741,380	$706,105	$35,275	5.0%	$751,591	$721,541	$30,050	4.2%
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
(2)    Beginning in the first quarter of 2025, membership upgrade product offerings consist of two- to four-year term subscription products, which are recognized in Annual membership subscriptions. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500 to $3,000 of earned revenue on an annual basis.
(3)    Membership upgrade revenue is net of deferrals of $10.3 million and $15.1 million for the years ended December 31, 2025 and 2024, respectively.
(4)    Includes bad debt expense for all periods presented.
(5)    Membership sales and marketing expense is net of sales commission deferrals of $2.8 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively.
(6)    See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.
Total Portfolio Income from property operations for the year ended December 31, 2025 increased $30.1 million, or 4.2%, from the same period in 2024, driven by an increase of $35.3 million, or 5.0%, from our Core Portfolio, partially offset by a decrease of $5.2 million from our Non-Core Portfolio. The increase in Income from property operations from our Core

Management’s Discussion and Analysis (continued)
Portfolio was primarily due to higher Property operating revenues, primarily in MH base rental income and Utility and other income, partially offset by an increase in Property operating expenses, excluding property management. The decrease in Income from property operations from our Non-Core Portfolio was primarily attributed to California flood insurance proceeds received during the year ended December 31, 2024.
Property Operating Revenues
MH base rental income in our Core Portfolio for the year ended December 31, 2025 increased $39.2 million, or 5.5%, from the same period in 2024, which was primarily due to growth in rate of 5.8% offset by a 0.3% decline in occupancy. The average monthly MH base rental income per Site in our Core portfolio increased to approximately $908 during the year ended December 31, 2025 from approximately $858 during the same period in 2024. The average occupancy in our Core Portfolio was approximately 94.3% and 94.9% during the years ended December 31, 2025 and 2024, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
(amounts in thousands)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Annual	$312,429	$300,239	$12,190	4.1%	$322,314	$307,958	$14,356	4.7%
Seasonal	49,291	54,699	(5,408)	(9.9)%	52,671	56,935	(4,264)	(7.5)%
Transient	65,824	71,935	(6,111)	(8.5)%	71,318	73,555	(2,237)	(3.0)%
RV and marina base rental income	$427,544	$426,873	$671	0.2%	$446,303	$438,448	$7,855	1.8%
RV and marina base rental income in our Core Portfolio for the year ended December 31, 2025 increased $0.7 million, or 0.2%, from the same period in 2024 due to an increase in Annual RV and marina base rental income of 4.1%, partially offset by decreases in Seasonal and Transient RV and marina base rental income of 9.9% and 8.5%, respectively. The decreases in Seasonal and Transient RV and marina base rental income were primarily driven by returning competitor supply following a period of weather-related disruption, softer demand in certain markets and fewer returning Canadian guests.
Utility and other income in our Core Portfolio for the year ended December 31, 2025 increased $4.5 million, or 3.4%, from the same period in 2024. The increase was primarily due to higher utility income of $4.6 million and pass-through income of $2.0 million, partially offset by a decrease in insurance proceeds of $2.2 million. Utility income increased primarily due to higher trash, water, sewer and cable recovery income, partially offset by lower electric recovery income. The increase in pass-through income was due to increases in real estate tax pass-throughs to customers in Florida. The decrease in insurance proceeds was primarily due to California flood insurance proceeds received during the year ended December 31, 2024. The utility recovery rate (utility income divided by utility expenses) for the years ended December 31, 2025 and 2024 were approximately 49% and 47%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the year ended December 31, 2025 increased $5.8 million, or 1.0%, from the same period in 2024, primarily due to increases in Repairs and maintenance of $4.4 million, Utility expense of $3.8 million, Real estate taxes of $2.4 million and Insurance and other of $2.2 million, partially offset by a decrease in Membership sales and marketing expenses of $6.0 million. The increase in Repairs and maintenance was primarily driven by increases in lawn and common area maintenance expenses and contract repairs, partially offset by a decrease in extraordinary repairs and maintenance expenses and security guard expenses. The increase in Utility expense was due to increases in sewer, trash and water, partially offset by a decrease in cable expense. The increase in Real estate taxes was primarily due to an increase in real estate taxes in our Florida portfolio. The increase in Insurance and other was primarily driven by increases in bad debt expense and administrative expense. The decrease in Membership sales and marketing expense was primarily driven by a decrease in commissions and allowances for credit losses related to financed membership products that are no longer being offered as of the first quarter of 2025.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

(amounts in thousands, except home sales volumes)	2025	2024	Variance	% Change
Gross revenue from new home sales	$37,627	$66,432	$(28,805)	(43.4)%
Cost of new home sales	35,376	57,713	(22,337)	(38.7)%

Gross revenue from used home sales	3,382	3,812	(430)	(11.3)%
Cost of used home sales	3,596	2,745	851	31.0%

Gross revenue from brokered resales and ancillary services	45,025	47,488	(2,463)	(5.2)%
Cost of brokered resales and ancillary services	21,363	24,313	(2,950)	(12.1)%

Home selling and ancillary operating expenses	26,512	27,644	(1,132)	(4.1)%
Home sales volumes:
New home sales	439	756	(317)	(41.9)%
Used home sales	374	218	156	71.6%
Brokered home resales	429	505	(76)	(15.0)%
Gross revenue from new home sales decreased $28.8 million and Cost of new home sales decreased $22.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by an overall normalization in demand, primarily in the South and West regions, disruption in demand due to hurricane events and timing of supply of new homes.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

(amounts in thousands, except rental unit volumes)	2025	2024	Variance	% Change
Rental operations revenue (1)	$35,795	$34,660	$1,135	3.3%
Rental home operating and maintenance	5,189	5,647	(458)	(8.1)%
Depreciation on rental homes (2)	10,091	9,732	359	3.7%

Gross investment in new manufactured home rental units	$252,004	$213,605	$38,399	18.0%
Gross investment in used manufactured home rental units	$14,234	$12,201	$2,033	16.7%

Net investment in new manufactured home rental units	$211,274	$175,098	$36,176	20.7%
Net investment in used manufactured home rental units	$11,157	$8,187	$2,970	36.3%

Number of occupied rentals – new, end of period	1,919	1,716	203	11.8%
Number of occupied rentals—used, end of period	192	205	(13)	(6.3)%
_____________________
(1)Consists of Site rental income and home rental income. Approximately $21.6 million and $21.0 million of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table for the years ended December 31, 2025 and 2024, respectively. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
Rental operations revenues for the year ended December 31, 2025 were $1.1 million, or 3.3%, higher compared to the same period in 2024, primarily due to an increase in the number of occupied rentals.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes other income and expenses:

(amounts in thousands, expenses shown as negative)	2025	2024	Variance	% Change
Depreciation and amortization	$(208,895)	$(203,879)	$(5,016)	(2.5)%
Interest income	9,572	9,238	334	3.6%
Income from other investments, net	8,772	8,274	498	6.0%
General and administrative	(37,510)	(38,483)	973	2.5%
Other expenses	(4,850)	(5,533)	683	12.3%
Early debt retirement	—	(5,833)	5,833	100.0%
Interest and related amortization	(131,005)	(137,710)	6,705	4.9%
Other items	—	6,800	(6,800)	100.0%
Total other income and expenses, net	$(363,916)	$(367,126)	$3,210	0.9%

Total other income and expenses, net for the year ended December 31, 2025 decreased $3.2 million, or 0.9%, compared to the same period in 2024, primarily due to lower Interest and related amortization and Early debt retirement costs, partially offset by a decrease in income from Other items. The decrease in Interest and related amortization was primarily due to a decrease in interest expense as a result of loan payoffs and principal payments. The decrease in Early debt retirement costs is due to the payment of approximately $5.8 million in swap termination fees and the write off of unamortized loan costs in connection with repayment of our $300 million unsecured term loan in 2024. The decrease in income from Other items was due to aged prepaid balances that were determined to no longer be liabilities in 2024.
Casualty-related charges/(recoveries), net
During the year ended December 31, 2025, we recognized expenses of approximately $0.6 million related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accruals of approximately $5.1 million related to the expenses incurred during the same period. During the years ended December 31, 2025 and 2024, we also recognized excess insurance recovery revenue of approximately $4.3 million and $22.3 million, respectively, for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income.
Gain/(Loss) on sale of real estate and impairment, net
Gain/(Loss) on sale of real estate and impairment, net for the year ended December 31, 2025 was $3.4 million higher compared to the same period in 2024, primarily due to a gain of $1.4 million from the disposition of two properties and lower write down of certain assets of $2.0 million compared to 2024.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures for the year ended December 31, 2025 was $0.3 million higher compared to the same period in 2024, primarily due to increases in net income at certain of our unconsolidated joint ventures.
Income tax benefit
Income tax benefit for the year ended December 31, 2025 was $2.9 million higher compared to the same period in 2024, primarily due to net loss related to our taxable REIT subsidiaries.
Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, dividend distributions, debt service, including principal and interest, capital improvements on Properties, home purchases and property acquisitions. We expect similar demand for liquidity will continue for the short-term and long-term. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our unsecured Line of Credit (“LOC”) and proceeds from issuance of equity and debt securities, including issuances under our at-the-market (“ATM”) equity offering program.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. When investing capital, we consider all potential uses, including returning capital to our stockholders or the conditions under which we may repurchase our stock. These conditions include, but are not limited to,

Management’s Discussion and Analysis (continued)
market price, balance sheet flexibility, alternative opportunistic capital uses and capital requirements. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term secured debt continues to be our focus.
As of December 31, 2025 and 2024, total secured debt encumbered a total of 112 and 120 of our Properties, respectively, and the gross carrying value of such Properties was approximately $3,266.6 million and $3,268.5 million, respectively.
On November 1, 2024, we entered into our current ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of December 31, 2025, the full capacity of our current ATM equity offering program remained available for issuance.
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
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities and our LOC. As of December 31, 2025, our LOC had a remaining borrowing capacity of $394.9 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings, including the existing LOC and the issuance of debt securities. During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively.
For information regarding our debt activities and related borrowing arrangements, see Item 8. Financial Statements and Supplementary Data—Note 9. Borrowing Arrangements.
The following table summarizes our cash flows activity:

	For the years ended December 31,
(amounts in thousands)	2025	2024	2023
Net cash provided by operating activities	$571,148	$596,721	$548,005
Net cash used in investing activities	(277,083)	(217,838)	(324,753)
Net cash used in financing activities	(292,509)	(384,244)	(215,662)
Net increase (decrease) in cash and restricted cash	$1,556	$(5,361)	$7,590
Operating Activities
Net cash provided by operating activities decreased by $25.6 million to $571.1 million for the year ended December 31, 2025, from $596.7 million for the year ended December 31, 2024. The overall decrease in net cash provided by operating activities was primarily due to an increase in cash outflows related to manufactured homes, net and accounts payable and other liabilities and decreases in deferred membership revenue and cash inflows related to business interruption insurance proceeds, partially offset by an increase in cash inflows related to notes receivable, net and other assets, net.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the years ended December 31,
(amounts in thousands)	2025	2024	2023
Purchase of manufactured homes	$(77,500)	$(43,467)	$(106,627)
Sale of manufactured homes	32,799	55,930	74,802
Manufactured homes, net	$(44,701)	$12,463	$(31,825)

Management’s Discussion and Analysis (continued)
Investing Activities
Net cash used in investing activities increased by $59.2 million to $277.1 million for the year ended December 31, 2025, from $217.8 million for the year ended December 31, 2024. The overall increase in net cash used in investing activities was primarily attributable to funding a $56.1 million term loan and a decrease in proceeds from insurance claims, net, partially offset by a decrease in cash outflows related to capital expenditures.
Capital improvements
The following table summarizes capital improvements:

	For the years ended December 31,
(amounts in thousands)	2025	2024	2023
Asset preservation (1)	$53,552	$53,306	$58,969
Improvements and renovations (2)	38,337	31,127	40,757
Property upgrades and development (3)	119,300	135,314	183,174
Site development (4)	17,478	13,337	27,005
Total property improvements	228,667	233,084	309,905
Corporate	8,424	8,195	7,181
Total capital improvements	$237,091	$241,279	$317,086
_____________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $22.0 million and $18.5 million of restoration and improvement capital expenditures related to hurricane events for the years ended December 31, 2025 and 2024, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.
Financing Activities
Net cash used in financing activities decreased by $91.7 million to $292.5 million for the year ended December 31, 2025, from $384.2 million for the year ended December 31, 2024. The overall decrease in net cash used in financing activities was primarily due to a decrease in cash inflows related to gross proceeds from the issuance of common stock and an increase in net term loan activity, partially offset by increases in principal payments and mortgage debt repayment and distributions to common stock and UP unit holders of $37.3 million.
Contractual Obligations
As of December 31, 2025, we were subject to certain contractual payment obligations(1) as described in the following table:

(amounts in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Long Term Borrowings (2)	$3,345,866	$66,784	$269,482	$348,977	$335,060	$585,423	$1,740,140
Interest Expense (3)	762,585	126,924	115,165	110,347	97,447	72,957	239,745
LOC Maintenance Fee	2,584	1,014	1,014	556	—	—	—
Ground Leases (4)	5,828	686	691	687	629	595	2,540
Office and Other Leases	22,028	3,813	3,811	3,369	3,123	2,869	5,043
Total Contractual Obligations	$4,138,891	$199,221	$390,163	$463,936	$436,259	$661,844	$1,987,468
Weighted average interest rates - Long Term Borrowings	3.93%	3.96%	3.92%	3.92%	3.87%	3.84%	4.01%
_____________________
(1)We do not include insurance, property taxes and cancelable contracts in the contractual obligations table.
(2)Balances exclude unamortized deferred financing costs of $24.3 million. Balances represent debt maturing and scheduled periodic payments as well as our LOC balance of $105.0 million outstanding as of December 31, 2025, on the Consolidated Balance Sheets.
(3)Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding as of December 31, 2025.
(4)Amounts represent minimum future rental payments for land under non-cancelable operating leases at certain of our Properties expiring at various years through 2056.
We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt through available cash as well as operating cash flows, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or

Management’s Discussion and Analysis (continued)
other debt terms, including required amortization payments. As of December 31, 2025, approximately 17.5% of our outstanding debt is fully amortizing.
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
The fair value of our long-term debt obligations is affected by changes in market interest rates, however our scheduled maturities are well laddered from 2027 to 2041, which minimizes the market risk until the debt matures. As of December 31,

2025, we have no secured debt maturing in 2026. In addition, 17.5% of our outstanding debt is fully amortizing, further reducing the risk related to increased interest rates.
For each increase in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $239.9 million. For each decrease in interest rates of 1.0% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $258.8 million. Our secured debt has fixed interest rates so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured $200.0 million term loan is fixed through the utilization of an interest rate swap through maturity of the term loan, so interest expense and cash flows would not be affected by fluctuations in interest rates. The variable rate on our unsecured $240.0 million term loan is fixed through the utilization of interest rate swaps. Our line of credit bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65%.

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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and our disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2025.
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
Based on management’s assessment, we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework).
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by our independent registered public accounting firm, as stated in its report on page F-4.
Item 9B. Other Information
During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10 and 11. Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Items 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2026 Annual Meeting and is therefore incorporated by reference, and thus Items 10 and 11 have been omitted in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	47,935	$69.62	—
Equity compensation plans approved by security holders (2)	45,535	61.50	3,641,498
Equity compensation plans not approved by security holders (3)	N/A	N/A	596,966
Total	93,470	$65.66	4,238,464
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
The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2026 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.
Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence, and Principal Accounting Fees and Services
The information required by Items 13 and 14 will be contained in the Proxy Statement on Schedule 14A for the 2026 Annual Meeting and is therefore incorporated by reference, and thus Items 13 and 14 have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

3.1(a)	Articles of Amendment and Restatement of Equity LifeStyle Properties, Inc., effective May 15, 2007

3.2(b)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective November 26, 2013

3.3(c)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 2, 2019

3.4(d)	Form of Articles Supplementary for Preferred Stock

3.5(e)	Articles of Amendment of Equity LifeStyle Properties, Inc., effective May 4, 2020

3.6(f)	Fourth Amended and Restated Bylaws, effective as of July 25, 2023

4.1(g)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.2(u)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(i)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.2(j)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.3(k)	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2013

10.4(h)	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership effective as of December 31, 2018

10.5(s)(+)	Equity LifeStyle Properties, Inc. 2014 Equity Incentive Plan effective May 13, 2014 (the “2014 Plan”)

10.6(l)(+)	Equity LifeStyle Properties, Inc. 2024 Equity Incentive Plan effective April 30, 2024 (the “2024 Plan”)

10.7(m)(+)	Amended and Restated Equity LifeStyle Properties, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, effective May 10, 2016

10.8(n)(+)	Form of Indemnification Agreement

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

10.13(r)	Form of Equity Distribution Agreement, dated November 1, 2024, by and among the Company, the Operating Partnership and each of the Sales Agents.

10.14(t)(+)	Form of Restricted Share Award Agreement for the 2014 Plan

10.15(t)(+)	Form of Option Award Agreement for the 2014 Plan

10.16(*)(+)	Form of Restricted Share Award Agreement for the 2024 Plan

10.17(*)(+)	Form of Option Award Agreement for the 2024 Plan

14*	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated October 28, 2025

19*	Policy on Securities Trading, dated October 28, 2025

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

97(u)(+)	Compensatory Recovery Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 17, 2026	By:	/s/ MARGUERITE NADER
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 17, 2026	By:	/s/ PAUL SEAVEY
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 17, 2026	By:	/s/ CAROLINE KARP
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
Marguerite Nader

/s/ PAUL SEAVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Paul Seavey

/s/ CAROLINE KARP	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Caroline Karp

/s/ THOMAS HENEGHAN	Chairman of the Board	February 17, 2026
Thomas Heneghan

/s/ ANDREW BERKENFIELD	Director	February 17, 2026
Andrew Berkenfield

/s/ DERRICK BURKS	Director	February 17, 2026
Derrick Burks

/s/ PHILIP CALIAN	Director	February 17, 2026
Philip Calian

/s/ DAVID CONTIS	Director	February 17, 2026
David Contis

/s/ CONSTANCE FREEDMAN	Director	February 17, 2026
Constance Freedman

/s/ RADHIKA PAPANDREOU	Director	February 17, 2026
Radhika Papandreou

/s/ SCOTT PEPPET	Director	February 17, 2026
Scott Peppet

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to us.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Impairment of Long-Lived Assets
Description of the Matter
At December 31, 2025, the Company’s consolidated net investment in real estate totaled $5.3 billion. As discussed in Note 2 to the consolidated financial statements, the Company’s investment in real estate is reviewed for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. If an impairment indicator exists related to an investment in real estate that is held and used, the expected future undiscounted cash flows are compared against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the excess, if any, of the carrying amount of the asset over its estimated fair value.

Auditing the Company’s evaluation of impairment of long-lived assets was complex and subjective. The determination of the undiscounted cash flows for properties where impairment indicators have been identified is sensitive to significant assumptions such as forecasted net operating income and capitalization rates used to estimate the property’s residual value, both of which can be affected by expectations about future market conditions, customer demand, and competition.

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
February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Equity LifeStyle Properties, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equity LifeStyle Properties, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity LifeStyle Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2026

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investment in real estate:
Land	$2,088,174	$2,088,682
Land improvements	4,784,223	4,582,815
Buildings and other depreciable property	1,306,317	1,244,193
	8,178,714	7,915,690
Accumulated depreciation	(2,838,344)	(2,639,538)
Net investment in real estate	5,340,370	5,276,152
Cash and restricted cash	26,132	24,576
Notes receivable, net	93,358	50,726
Investment in unconsolidated joint ventures	85,041	83,772
Deferred commission expense	58,149	56,516
Other assets, net	142,343	153,910
Total Assets	$5,745,393	$5,645,652

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,779,158	$2,928,292
Term loans, net	437,455	199,344
Unsecured line of credit	105,000	77,000
Accounts payable and other liabilities	152,536	159,225
Deferred membership revenue	221,498	229,301
Accrued interest payable	11,333	10,679
Rents and other customer payments received in advance and security deposits	120,441	122,448
Distributions payable	103,146	95,577
Total Liabilities	3,930,567	3,821,866
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 193,835,561 and 191,056,527 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	1,988	1,962
Paid-in capital	1,981,540	1,951,430
Distributions in excess of accumulated earnings	(225,045)	(214,979)
Accumulated other comprehensive income/(loss)	(2,208)	2,303
Total Stockholders’ Equity	1,756,275	1,740,716
Non-controlling interests – Common OP Units	58,551	83,070
Total Equity	1,814,826	1,823,786
Total Liabilities and Equity	$5,745,393	$5,645,652

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$1,282,532	$1,233,252	$1,178,959
Annual membership subscriptions	69,266	65,883	65,379
Membership upgrade revenue	12,412	16,433	14,719
Other income	62,794	75,354	67,407
Gross revenues from home sales, brokered resales and ancillary services	86,034	117,732	145,219
Interest income	9,572	9,238	9,037
Income from other investments, net	8,772	8,274	8,703
Total revenues	1,531,382	1,526,166	1,489,423
Expenses:
Property operating and maintenance	493,412	480,438	469,912
Real estate taxes	85,148	81,966	77,993
Membership sales and marketing	16,069	22,063	20,974
Property management	80,784	78,114	76,170
Depreciation and amortization	208,895	203,879	203,738
Cost of home sales, brokered resales and ancillary sales	60,335	84,771	107,668
Home selling expenses and ancillary operating expenses	26,512	27,644	27,453
General and administrative	37,510	38,483	47,280
Casualty-related charges/(recoveries), net	(4,487)	(20,950)	—
Other expenses	4,850	5,533	5,768
Early debt retirement	—	5,833	68
Interest and related amortization	131,005	137,710	132,342
Total expenses	1,140,033	1,145,484	1,169,366
Income before taxes and other items	391,349	380,682	320,057
Gain/(Loss) on sale of real estate and impairment, net	919	(2,466)	(3,581)
Income tax benefit	3,273	354	10,488
Equity in income/(loss) of unconsolidated joint ventures	6,520	6,248	2,713
Consolidated net income	402,061	384,818	329,677

Income allocated to non-controlling interests – Common OP Units	(15,553)	(17,804)	(15,470)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Net income available for Common Stockholders	$386,492	$366,998	$314,191

Consolidated net income	$402,061	$384,818	$329,677
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	(4,511)	(3,758)	(13,058)
Consolidated comprehensive income	397,550	381,060	316,619
Comprehensive income allocated to non-controlling interests – Common OP Units	(15,353)	(17,622)	(14,862)
Redeemable perpetual preferred stock dividends	(16)	(16)	(16)
Comprehensive income attributable to Common Stockholders	$382,181	$363,422	$301,741

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Earnings per Common Share – Basic	$2.01	$1.96	$1.69

Earnings per Common Share – Fully Diluted	$2.01	$1.96	$1.69

Weighted average Common Shares outstanding – Basic	192,137	187,439	186,061
Weighted average Common Shares outstanding – Fully Diluted	200,114	196,636	195,429

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
(amounts in thousands)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2022	1,916	1,628,618	—	(204,248)	19,119	72,080	1,517,485
Exchange of Common OP Units for Common Stock	1	1,237	—	—	—	(1,238)	—
Issuance of Common Stock through employee stock purchase plan	—	1,983	—	—	—	—	1,983
Compensation expenses related to restricted stock and stock options	—	14,711	—	—	—	—	14,711
Repurchase of Common Stock or Common OP Units	—	(1,932)	—	—	—	—	(1,932)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(20)	—	—	—	20	—
Adjustment for fair market value of swap	—	—	—	—	(13,058)	—	(13,058)
Consolidated net income	—	—	16	314,191	—	15,470	329,677
Distributions	—	—	(16)	(333,519)	—	(16,432)	(349,967)
Other	—	(278)	—	—	—	—	(278)
Balance as of December 31, 2023	1,917	1,644,319	—	(223,576)	6,061	69,900	1,498,621
Exchange of Common OP Units for Common Stock	—	6	—	—	—	(6)	—
Issuance of Common Stock through employee stock purchase plan	—	1,790	—	—	—	—	1,790
Issuance of Common Stock	45	317,342	—	—	—	—	317,387
Compensation expenses related to restricted stock and stock options	—	6,702	—	—	—	—	6,702
Repurchase of Common Stock or Common OP Units	—	(1,908)	—	—	—	—	(1,908)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(12,761)	—	—	—	12,761	—
Adjustment for fair market value of swap	—	—	—	—	(3,758)	—	(3,758)
Consolidated net income	—	—	16	366,998	—	17,804	384,818
Distributions	—	—	(16)	(358,401)	—	(17,389)	(375,806)
Other	—	(4,060)	—	—	—	—	(4,060)
Balance as of December 31, 2024	1,962	1,951,430	—	(214,979)	2,303	83,070	1,823,786
Exchange of Common OP Units for Common Stock	26	24,012	—	—	—	(24,039)	(1)
Issuance of Common Stock through employee stock purchase plan	—	1,505	—	—	—	—	1,505
Compensation expenses related to restricted stock and stock options	—	7,252	—	—	—	—	7,252
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	35	—	—	—	(35)	—
Adjustment for fair market value of swap	—	—	—	—	(4,511)	—	(4,511)
Consolidated net income	—	—	16	386,492	—	15,553	402,061
Distributions	—	—	(16)	(396,558)	—	(15,998)	(412,572)
Other	—	(436)	—	—	—	—	(436)
Balance as of December 31, 2025	$1,988	$1,981,540	$—	$(225,045)	$(2,208)	$58,551	$1,814,826

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Consolidated net income	$402,061	$384,818	$329,677
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on sale of real estate and impairment, net	(919)	2,466	3,581
Early debt retirement	—	5,833	68
Depreciation and amortization	213,743	209,398	209,101
Amortization of loan costs	5,140	5,228	4,921
Debt premium amortization	—	—	(62)
Equity in (income)/loss of unconsolidated joint ventures	(6,520)	(6,248)	(2,713)
Distributions of income from unconsolidated joint ventures	395	1,331	1,328
Proceeds from insurance claims, net	(4,016)	(26,753)	37,561
Compensation expense related to incentive plans	7,252	9,372	17,833
Revenue recognized from membership upgrade sales upfront payments	(13,736)	(16,433)	(14,719)
Commission expense related to memberships sales	4,969	4,577	4,211
Deferred income tax benefit	(1,222)	(354)	(10,488)
Changes in assets and liabilities:
Manufactured homes, net	(44,701)	12,463	(31,825)
Notes receivable, net	13,245	(4,591)	(4,646)
Deferred commission expense	(6,602)	(7,452)	(7,411)
Other assets, net	5,783	(4,291)	(1,362)
Accounts payable and other liabilities	(7,704)	212	(25,778)
Deferred membership revenue	5,934	31,148	35,313
Rents and other customer payments received in advance and security deposits	(1,954)	(4,003)	3,415
Net cash provided by operating activities	571,148	596,721	548,005
Cash Flows From Investing Activities:
Real estate acquisitions, net	—	(1,334)	(9,326)
Proceeds from disposition of properties, net	2,525	—	—
Investment in unconsolidated joint ventures	(9,689)	(10,343)	(9,275)
Distributions of capital from unconsolidated joint ventures	13,924	15,415	5,625
Proceeds from insurance claims, net	9,358	19,703	5,309
Issuance of notes receivable	(56,110)	—	—
Capital improvements	(237,091)	(241,279)	(317,086)
Net cash used in investing activities	(277,083)	(217,838)	(324,753)
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,506	1,790	1,984
Gross proceeds from the issuance of common stock	—	317,388	—
Distributions:
Common Stockholders	(387,963)	(350,598)	(326,404)
Common OP Unitholders	(17,026)	(17,117)	(16,156)
Preferred Stockholders	(16)	(16)	(16)
Share based award tax withholding payments	(2,258)	(1,908)	(1,932)
Principal payments and mortgage debt repayment	(151,822)	(64,460)	(164,583)
Mortgage notes payable financing proceeds	—	—	463,753
Term loan proceeds	240,000	—	—
Term loan repayment	—	(300,000)	—
Line of credit repayment	(867,000)	(543,500)	(688,000)
Line of credit proceeds	895,000	589,500	521,000
Debt issuance and defeasance costs	(2,494)	(11,268)	(5,033)
Other	(436)	(4,055)	(275)
Net cash used in financing activities	(292,509)	(384,244)	(215,662)
Net increase (decrease) in cash and restricted cash	1,556	(5,361)	7,590
Cash and restricted cash, beginning of period	24,576	29,937	22,347
Cash and restricted cash, end of period	$26,132	$24,576	$29,937

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental information:
Cash paid for interest, net	$129,968	$139,975	$130,234
Cash paid for the purchase of manufactured homes	$77,500	$43,467	$106,627

Real estate acquisitions:
Investment in real estate	$—	$(1,334)	$(10,057)
Other assets, net	—	—	13
Rents and other customer payments received in advance and security deposits	—	—	718
Real estate acquisitions, net	$—	$(1,334)	$(9,326)

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. We are the general partner of the Operating Partnership and own 96.8% as of December 31, 2025. We contributed the proceeds from our various equity offerings, including our initial public offering, to the Operating Partnership. In exchange for these contributions, we received units of common interests in the partnership (“OP Units”) equal to the number of shares of common stock issued in such equity offerings. The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage in the Operating Partnership that is presented on the consolidated financial statements as Non-controlling interests—Common OP Units. As of December 31, 2025, the Non-controlling interests—Common OP Units were 6,448,705, which are exchangeable for an equivalent number of shares of our common stock or, at our option, cash. The issuance of additional shares of common stock or OP Units would change the respective ownership of the Operating Partnership for the Common OP Unitholders.
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
The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of approximately 96.8%. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership’s activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
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
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All property and site counts and acreage amounts are unaudited.
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

Repairs and maintenance are expensed as incurred and are recorded in Property operating and maintenance on the Consolidated Statements of Income and Comprehensive Income.
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
The following methods and assumptions are used to estimate the fair value of each class of asset acquired and liability assumed:
Land – Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales are based on both quantitative and qualitative data.
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
Above-market lease assets/below-market lease liabilities – Income approach based on discounted cash flows comparing contractual cash flows to be paid pursuant to the leases and our estimate of fair market lease rates over the remaining non-cancelable lease terms. For below-market leases, we also consider remaining initial lease terms plus any renewal periods.
Notes receivable – Income approach based on discounted cash flows comparing contractual cash flows at a market rate adjusted based on particular notes’ or note holders’ down payment, credit score and delinquency status.
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
As of December 31, 2025 and 2024, the gross carrying amount of identified intangible assets and goodwill was $55.6 million, which is reported as a component of Other assets, net on the Consolidated Balance Sheets. As of both December 31, 2025 and 2024, this amount was comprised of $38.0 million of identified intangible assets and $17.6 million of goodwill. Accumulated amortization of identified intangibles assets was $21.1 million and $16.6 million as of December 31, 2025 and 2024, respectively. The estimated annual aggregated amortization expense to be recognized over each of the next five years is $2.8 million. The weighted average remaining useful life is approximately five years.
(f)Restricted Cash
As of December 31, 2025 and 2024, restricted cash consisted of $18.2 million and $19.0 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
(g)    Fair Value of Financial Instruments
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
The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. Notes receivable includes a term loan made to an equity method investment of the Company, in the amount of $56.1 million, which is secured by the underlying Properties within the joint venture. Refer to Note 7. Investment in Unconsolidated Joint Ventures.
The fair market value of mortgage notes payable, term loans and interest rate derivative are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 9. Borrowing Arrangements and Note 10. Derivative Instruments and Hedging Activities.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.
(h)    Deferred Financing Costs, Net
Deferred financing costs are amortized over the terms of the respective loans on a straight-line basis. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Deferred financing costs, net were $24.3 million and $25.1 million as of December 31, 2025 and 2024, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
(i)    Allowance for Credit Losses
We account for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for our financial assets, including receivables from tenants, receivables for annual membership subscriptions, notes receivable, contracts receivable and chattel loans, and present the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Our allowance for credit losses was as follows:

	December 31,
(amounts in thousands):	2025	2024
Balance, beginning of year	$23,576	$19,475
Provision for losses	7,065	5,865
Write-offs	(10,577)	(1,764)
Balance, end of year	$20,064	$23,576

(j)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with Accounting Standard Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We account for and present rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income as the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same.
Annual membership subscriptions and membership upgrades are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Membership subscriptions provide our customers access to specific Properties for limited stays at a specified group of Properties. Upgraded memberships provide enhanced benefits for members in good standing, including longer stays, the ability to make earlier reservations, potential discounts on rental units, and potential access to additional properties. Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-refundable upfront payments, with an option to finance the upfront payments. Beginning in the first quarter of 2025, upfront payment upgrade products and related financing options are no longer being offered by the Company, but members in good standing are entitled to enhanced benefits for as long as they choose to remain in the program.
Membership subscriptions, including subscription-based membership upgrades, are presented within Annual membership subscriptions on the Consolidated Statements of Income and Comprehensive Income. Payments for membership subscriptions are deferred and recognized on a straight-line basis over the period during which access to Sites at certain Properties is provided. Membership subscription receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. Non-refundable upfront payments on our legacy product offerings are recognized on a straight-line basis over 24 years, and are presented within Membership upgrade revenue on the Consolidated Statements of Income and Comprehensive Income. Financed upgrade sales (also known as contract receivables) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
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
During the year ended December 31, 2024, the Company identified aged prepaid balances and determined these to no longer be liabilities of the Company. The reversal of these balances as an out-of-period adjustment resulted in an overstatement

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
of Other income in the Consolidated Statements of Income and Comprehensive Income of $6.8 million for the year ended December 31, 2024, which is not material to any previously reported periods.
(k)    Stock-Based Compensation
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
(l)    Insurance Recoveries

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
During the years ended December 31, 2025, 2024 and 2023, we recognized debris removal and cleanup costs related to hurricane events, including Hurricane Ian, of $0.6 million, $7.4 million and $13.4 million, respectively, with $0.8 million, $6.0 million and $13.4 million, respectively, of insurance recovery revenue accruals related to the expenses. During the years ended December 31, 2025, 2024 and 2023, we also recorded $4.3 million, $22.3 million and $3.5 million, respectively, of insurance recovery revenue in excess of expenses and business interruption proceeds related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2025, 2024 and 2023, we received insurance proceeds of approximately $12.0 million, $32.4 million and $68.3 million, respectively, of which $6.6 million, $7.6 million and $10.6 million, respectively, were identified as business interruption recovery revenue related to Hurricane Ian.
(m)    Non-Controlling Interests
The OP Units are exchangeable for shares of common stock on a one-for-one basis at the option of the Common OP Unitholders, which we may, in our discretion, cause the Operating Partnership to settle in cash. The exchange is treated as a capital transaction, which results in an allocation between stockholders’ equity and non-controlling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
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
(n)    Income Taxes
Due to our structure as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. As of December 31, 2025 and 2024, the REIT had a federal net operating loss carryforward of approximately $15.3 million and

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
$46.1 million, respectively. The Company utilized zero  and $2.3 million of the net operating loss carryforward to offset its tax and distribution requirements for the years ended December 31, 2025 and 2024, respectively. The REIT is entitled to utilize the net operating loss carryforward only to the extent that the REIT taxable income exceeds our deduction for dividends paid. Due to the uncertainty regarding the use of the REIT net operating loss carryforward, no net tax asset for the REIT has been recorded as of December 31, 2025 and 2024.
In addition, we own certain TRSs, which are subject to federal and state income taxes at regular corporate tax rates and have federal net operating loss carryforwards. We regularly assess the need for a valuation allowance against our deferred tax assets and concluded at December 31, 2025 and 2024 that no valuation allowance should be recorded. During the year ended December 31, 2023, we released the full valuation allowance of $10.5 million. As of December 31, 2025 and 2024, our deferred tax assets were $12.1 million and $10.8 million, respectively.
The REIT remains subject to certain foreign, state and local income, excise or franchise taxes; however, they are not material to our operating results or financial position. We do not have unrecognized tax benefit items.
We, or one of our Subsidiaries, file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2022.
As of December 31, 2025, notes receivable had a U.S. federal tax basis of approximately $63.9 million (unaudited). Refer to Schedule III for net investment in real estate U.S. federal tax basis.
Our tax treatment of common stock distributions was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Tax status of common stock distributions deemed paid during the year:
Ordinary income	$1.876	$1.801	$1.649
Long-term capital gains	0.010	—	0.005
Non-dividend distributions	0.078	0.109	0.141
Distributions declared per common stock outstanding	$1.964	$1.910	$1.795

The quarterly distribution paid on January 9, 2026 is a split year distribution with $0.418345 per share of common stock considered a distribution made in 2025 and $0.096655 per share of common stock allocable to 2026 for federal tax purposes.
(o)    New Accounting Pronouncements
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases
Lessor
Rental income derived from customers renting our Sites is recognized over the term of the respective operating lease or the length of a customer’s stay. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our communities.
The leases entered into between the customer and us for a rental of a Site are renewable upon the consent of both parties or, in some instances, as provided by statute. Cancelable, long-term leases are in effect at certain Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. In addition, certain state statutes allow entry into cancelable, long-term agreements that effectively modify lease terms related to rent amounts and increases over the term of the agreements.

Lessee
We lease land under non-cancelable operating leases at 14 Properties expiring at various dates between 2028 and 2056. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of gross revenues at those Properties. We also have other operating leases, primarily office space, expiring at various dates through 2033. For the years ended December 31, 2025, 2024 and 2023, total operating lease payments were $7.1 million, $4.5 million and $6.5 million, respectively.
The following table presents the operating lease payments in which we are the lessee:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Fixed lease cost:
Ground leases	$708	$643	$671
Office and other leases	4,203	3,795	3,836
Variable lease cost:
Ground leases	2,235	59	1,969
Total lease cost	$7,146	$4,497	$6,476
The following table summarizes our minimum future rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liability for our operating leases as of December 31, 2025:

(amounts in thousands)	Ground Leases	Office and Other Leases	Total
2026	$686	$3,813	$4,499
2027	691	3,811	4,502
2028	687	3,369	4,056
2029	629	3,123	3,752
2030	595	2,869	3,464
Thereafter	2,540	5,043	7,583
Total undiscounted rental payments	5,828	22,028	27,856
Less imputed interest	(1,295)	(2,597)	(3,892)
Total lease liabilities	$4,533	$19,431	$23,964

Right-of-use (“ROU”) assets and lease liabilities from our operating leases, included within Other assets, net and Accounts payable and other liabilities on the Consolidated Balance Sheets, were $20.8 million and $24.0 million, respectively, as of December 31, 2025. The weighted average remaining lease term for our operating leases was seven years, and the weighted average incremental borrowing rate was 4.1% at December 31, 2025.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Leases (continued)
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
Note 4—Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year. The following table sets forth the computation of basic and diluted earnings per share of common stock (Common Share):

	For the Years Ended December 31,
(amounts in thousands, except per share data)	2025	2024	2023
Numerators:
Net income available to Common Stockholders—Basic	$386,492	$366,998	$314,191
Amounts allocated to non-controlling interests (dilutive securities)	15,553	17,804	15,470
Net income available to Common Stockholders—Fully Diluted	$402,045	$384,802	$329,661
Denominator:
Weighted average Common Shares outstanding—Basic	192,137	187,439	186,061
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	7,922	9,105	9,217
Stock options and restricted stock	55	92	151
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,114	196,636	195,429

Earnings per Common Share—Basic:	$2.01	$1.96	$1.69

Earnings per Common Share—Fully Diluted:	$2.01	$1.96	$1.69
Note 5—Common Stock and Other Equity Related Transactions
Equity Offering Program
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. Prior to establishing our current ATM program, our prior ATM had an aggregate offering price of up to $500.0 million. During the year ended December 31, 2024, we sold approximately 4.5 million shares of our common stock at a price of $70.00 per Common Share from our prior ATM. Upon establishing our current ATM program, we terminated the prior ATM, of which approximately $185.0 million remained available for issuance.
The following table presents the shares that were issued under our prior ATM equity offering programs:

	For the Years Ended December 31,
(amounts in thousands, except share data)	2025	2024	2023
Shares of common stock sold	—	4,534,108	—
Weighted average price	$—	$70.00	$—
Total gross proceeds	$—	$317,387	$—
Commissions paid to sales agents	$—	$3,174	$—
There was no ATM activity under the current ATM equity offering program during the year ended December 31, 2025 and as of December 31, 2025, the full capacity of $700.0 million remained available for issuance.
Employee Stock Purchase Plan
On May 10, 2016, we amended and restated the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain of our employees and directors may each annually acquire up to $250,000 of our common stock. The

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5—Common Stock and Other Equity Related Transactions (continued)
common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2025, 2024 and 2023, were 21,695, 25,918 and 29,428, respectively. As of December 31, 2025, 596,966 shares remained available to be sold under the ESPP, subject to adjustment by our Board of Directors.
Exchanges
Subject to certain limitations, Common OP Unitholders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash.
Common Stock Activity and Distributions
The following table presents the changes in our outstanding common stock (excluding OP Units of 6,448,705, 9,103,904 and 9,104,654 outstanding at December 31, 2025, 2024 and 2023, respectively):

	For the Years Ended December 31,
	2025	2024	2023
Shares outstanding at January 1,	191,056,527	186,426,281	186,120,298
Common stock issued through the ATM Equity Offering Program and its predecessor	—	4,534,108	—
Common stock issued through exchange of OP Units	2,655,199	750	160,911
Common stock issued through exercise of options	16,611	—	—
Common stock issued through restricted stock grants	117,992	107,004	143,275
Common stock forfeitures	—	(9,780)	—
Common stock issued through ESPP and Dividend Reinvestment Plan	23,839	26,765	30,205
Common stock repurchased and retired	(34,607)	(28,601)	(28,408)
Shares outstanding at December 31,	193,835,561	191,056,527	186,426,281

During the years ended December 31, 2025, 2024 and 2023, shares of common stock were surrendered to satisfy income tax withholding obligations primarily due to the vesting of restricted stock grants at a weighted average price of $65.25, $66.72 and $68.02 per share, respectively.
As of December 31, 2025, 2024 and 2023, ELS’ percentage ownership of the Operating Partnership was approximately 96.8%, 95.5% and 95.3%, respectively. The remaining approximately 3.2%, 4.5% and 4.7% as of December 31, 2025, 2024 and 2023, respectively, was owned by the Common OP Unitholders.
The following regular quarterly distributions have been declared and paid to common stockholders and Common OP Unitholders since January 1, 2023:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.4475	March 31, 2023	March 31, 2023	April 14, 2023
$0.4475	June 30, 2023	June 30, 2023	July 14, 2023
$0.4475	September 30, 2023	September 29, 2023	October 13, 2023
$0.4475	December 31, 2023	December 29, 2023	January 12, 2024
$0.4775	March 31, 2024	March 28, 2024	April 12, 2024
$0.4775	June 30, 2024	June 28, 2024	July 12, 2024
$0.4775	September 30, 2024	September 27, 2024	October 11, 2024
$0.4775	December 31, 2024	December 27, 2024	January 10, 2025
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
$0.5150	September 30, 2025	September 26, 2025	October 10, 2025
$0.5150	December 31, 2025	December 26, 2025	January 9, 2026

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6—Investment in Real Estate
Dispositions
During the year ended December 31, 2025, we disposed of two RV communities in the Property Operations segment for gross proceeds of $2.8 million. The dispositions resulted in a gain on sale of $1.4 million, which is included in Gain/(Loss) on sale of real estate and impairment, net in the Consolidated Statements of Income and Comprehensive Income.
Impairment
During the years ended December 31, 2024 and 2023, we recorded a $2.7 million reduction in the carrying value of certain assets related to Hurricanes Milton and Helene and a $3.6 million reduction to the carrying value of certain assets as a result of property damage caused by weather events, respectively, which are included in Gain/(Loss) on sale of real estate and impairment, net in the Consolidated Statements of Income and Comprehensive Income.
Note 7—Investment in Unconsolidated Joint Ventures
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands):

	Investment as of
Investment	December 31, 2025	December 31, 2024
RVC (a)	$56,638	$61,505
Other (b)	28,403	22,267
	$85,041	$83,772

				Income/(Loss) for the Years Ended December 31, (d)
Investment	Location	Number of Sites	Economic Interest (c)	2025	2024	2023
RVC (a)	Various	1,489	80%	(2,952)	(1,630)	(585)
Other (b)	Various	2,414	49% to 65%	9,472	7,878	3,298
		3,903		$6,520	$6,248	$2,713
_____________________
(a)Includes three joint ventures which include eight operating RV communities and one RV property under development.
(b)Includes various other joint ventures
(c)The percentages shown approximate our economic interest as of December 31, 2025. Our legal ownership interest may differ. We do not exercise control over these entities.
(d)Net of depreciation expense of $5.7 million, $4.8 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Approximately $10.8 million, $7.4 million and $2.3 million of the distributions made to us exceeded our investment basis in joint ventures, and as such, were recorded as income from unconsolidated joint ventures for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, we made a $56.1 million term loan to RVC, which is presented within Notes receivable, net on the Consolidated Balance Sheets. The joint venture used the proceeds to repay its senior secured loan at maturity on June 17, 2025. The term loan has an interest rate of SOFR plus 1.35% to 1.75%, matures on June 17, 2026 and has an option to extend the maturity date by one year subject to our approval. As of December 31, 2025, the note receivable balance is $56.1 million.
Note 8—Notes Receivable, net
Notes receivable generally are presented at their outstanding unpaid principal balances, net of any allowances and unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.
Contracts receivable represents financing for non-refundable upfront payments required for membership upgrades. Chattel loans represents purchases of loans made by an unaffiliated lender to finance the sales of homes to our customers at our Properties.
The following table summarizes our notes receivable and related accrued interest, net of allowance (amounts in thousands):
21

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Notes Receivable, net (continued)

	As of December 31,		As December 31, 2025
	2025	2024	Weighted Average Interest Rate	Weighted Average Remaining Term
Contracts receivable	$29,568	$42,255	11.9%	3.8 years
Chattel loans	$7,428	$8,471	7.6%	11.1 years
RVC loan	$56,362	$—	5.0%	0.5 years
Notes Receivable, net	$93,358	$50,726
Note 9—Borrowing Arrangements
Mortgage Notes Payable
The following table presents the carrying value, fair value and weighted average interest rates for our mortgage notes payable (amounts in thousands except percentages):

			As of December 31, 2025			As of December 31, 2024
	Stated Interest Rate	Maturity Date	Carrying Value	Fair Value	Weighted Average Interest Rate	Carrying Value	Fair Value	Weighted Average Interest Rate
Mortgage notes payable	2.40% to 5.10%	2028 to 2041	$2,800,866	$2,404,789	3.77%	$2,952,689	$2,329,253	3.77%
Less: Deferred financing costs, net			$(21,708)			$(24,396)
Mortgage notes payable, net			$2,779,158			$2,928,293
The following table presents the number of encumbered Properties and the gross carrying value of such Properties (gross carrying value in thousands):

	As of December 31, 2025		As of December 31, 2024
	Number of Encumbered Properties	Gross Carrying Value	Number of Encumbered Properties	Gross Carrying Value
Encumbered Properties	112	$3,266,579	120	$3,268,521
During the year ended December 31, 2025, we repaid $86.9 million of principal on eight mortgage loans using our line of credit (“LOC”). These mortgage loans had a weighted average interest rate of 3.45% per annum and were secured by four RV communities and four MH communities.
Unsecured Debt
The following table presents the carrying value, fair value and weighted average interest rates for our unsecured debt (amounts in thousands):

			As of December 31, 2025		As of December 31, 2024
	Stated Interest Rate	Maturity Date	Carrying Value (1)	Effective Interest Rate	Carrying Value (1)	Effective Interest Rate
$240.0 Million Term Loan (2)	SOFR + 1.20% to 1.70%	May 15, 2030	$240,000	4.74%	$—	—%
$200.0 Million Term Loan	SOFR + 0.10% + 1.20% to 1.70%	January 21, 2027	$200,000	4.88%	$200,000	4.88%
Line of Credit Borrowing (3)	SOFR + 0.10% + 1.25% to 1.65%	July 18, 2028	$105,000	5.01%	$77,000	5.65%
Less: Deferred Financing Costs, net			$(2,545)		$(656)
Total unsecured debt, net			$542,455		$276,344
_____________________
(1)Carrying value approximates fair value.
(2)During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement (the “$240 million Term Loan”) and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively.
(3)As of December 31, 2025, our LOC had a remaining borrowing capacity of $394.9 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9—Borrowing Arrangements (continued)
We previously entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”), pursuant to which we have access to a $500.0 million LOC and a $300.0 million senior unsecured term loan (the “$300 million Term Loan”). We have the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. On March 1, 2023, we amended the Credit Agreement to transition the LIBOR rate borrowings to SOFR borrowings. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. For both the LOC and the $300 million Term Loan, the spread over SOFR is variable based on leverage throughout the respective loan terms. On July 18, 2024, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the LOC maturity date was extended to July 18, 2028, and this term can be extended for two additional six-month terms, subject to certain conditions. All other material terms, including interest rate terms, remain the same. On October 3, 2024, we repaid the $300 million Term Loan in conjunction with the sale of shares under our prior ATM (see Note 5. Common Stock and Other Equity Related Transactions).
Future Maturities of Debt
The following table presents the aggregate scheduled payments of principal on long-term borrowings for each of the next five years and thereafter as of December 31, 2025:

(amounts in thousands)	Amount
2026	$66,784
2027	269,482
2028	348,977
2029	335,060
2030	585,423
Thereafter	1,740,140
Total	$3,345,866

As of December 31, 2025, we were in compliance in all material respects with the covenants in our borrowing arrangements.
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
The changes in the fair value of the designated derivative that qualify as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made. Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Company’s Consolidated Statements of Cash Flows as the underlying hedged item.
The following table presents the terms of our derivative financial instruments (notional amounts in thousands):

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Derivative Instruments and Hedging Activities (continued)

	As of December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.9

	As of December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	1	$200,000	4.88%	SOFR	2.1
On October 3, 2024, we terminated interest rate swap agreements with an aggregate loss of $4.4 million. The Company determined that it was probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $4.4 million of losses in Accumulated other comprehensive income/(loss) was reclassified to Early debt retirement in the Consolidated Statements of Income and Comprehensive Income in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of December 31,
(amounts in thousands)	Balance Sheet Location	2025	2024
Interest rate swaps	Other assets, net	$—	$2,303
Interest rate swaps	Accounts payable and other liabilities	$2,208	$—

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives on the Consolidated Statements of Income and Comprehensive Income (in thousands):

		For the Years ended December 31,
Derivatives in Cash Flow Hedging Relationship		2025	2024	2023
Interest rate swaps		$1,620	$(5,877)	$(5,039)

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income on the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the Years ended December 31,
		2025	2024	2023
Interest rate swaps	Interest expense	$(2,891)	$(14,022)	$(18,097)
	Early debt retirement	$—	$4,387	$—
During the next twelve months, we estimate that $0.8 million will be reclassified as an increase to interest expense. This estimate may be subject to change as the underlying SOFR changes. We determined that no adjustment was necessary for non-performance risk on our derivative obligations. As of December 31, 2025, we had not posted any collateral related to the interest rate swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11—Deferred Revenue from Membership Upgrades and Deferred Commission Expense
The components of the change in Deferred revenue from membership upgrades and Deferred commission expense were as follows:

	As of December 31,
(amounts in thousands)	2025	2024
Deferred revenue, beginning	$218,164	$206,625
Deferred membership upgrade revenue	6,743	27,529
Revenue recognized from membership upgrades	(13,736)	(16,433)
Net increase (decrease) in deferred revenue	(6,993)	11,096
Deferred revenue, ending (1)	$211,171	$217,721

Deferred commission expense, beginning	$56,516	$53,641
Deferred commission expense	6,602	7,452
Commission expense recognized	(4,969)	(4,577)
Net increase in deferred commission expense	1,633	2,875
Deferred commission expense, ending	$58,149	$56,516
_____________________
(1)Included in Deferred membership revenue on the Consolidated Balance Sheets.
Note 12—Equity Incentive Awards
Grants Issued Under the 2014 Plan
Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by the Board of Directors on March 11, 2014 and approved by our stockholders on May 13, 2014.
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by our Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024. A maximum of 3,766,336 shares of common stock are available for grant under the 2024 Plan. The 2024 Plan replaced the 2014 Plan and is the sole plan available to us to provide equity incentive compensation to eligible participants as of its adoption.
The table below presents shares issued by the Company under the 2014 Plan and the 2024 Plan (grant date fair value amounts in thousands):

Plan	Grant Date	Time-Based Awards	Performance Based Awards	Total Awards	Exercise Price	Grant Date Fair Value
2014 Equity Incentive Plan	February 6, 2024	45,187	45,191	90,378	$67.05	$4,040
2024 Equity Incentive Plan	May 1, 2024	16,626	—	16,626	$60.29	$1,002
2024 Equity Incentive Plan	February 4, 2025	49,881	49,884	99,765	$64.97	$4,372
2024 Equity Incentive Plan	April 29, 2025	18,227	—	18,227	$63.79	$1,163
Restricted stock and options under the 2014 Plan and 2024 Plan have a maximum contractual term of ten years from the date of grant and have an exercise price not less than the fair value of the stock on the grant date. Individual grants could have different vesting periods but generally no longer than 3.5 years. All restricted stock awards have non-forfeitable rights to dividend payments even if the underlying stock does not entirely vest. For performance-based awards to be vested, performance conditions as established by the Compensation Committee in the year of the vesting period must be met. Awards are valued using the closing price at the grant date when all the key terms and conditions are known to all parties.
For the shares under the 2014 Plan awarded on February 6, 2024, 45,187 shares are time-based awards and 45,191 are performance-based awards and vest in equal installments over a three-year period on February 4, 2025, February 3, 2026 and February 2, 2027, subject to the achievement of performance goals. The time-based awards have a grant date fair value of $3.0 million. The 15,062 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.0 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12—Equity Incentive Awards (continued)
Time-based awards for the shares under the 2024 Plan granted on May 1, 2024 are subject to various vesting dates between November 1, 2024 and April 30, 2027.
For the shares under the 2024 Plan awarded on February 4, 2025, 47,503 are time-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 47,506 shares are performance-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, subject to the achievement of performance goals, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. The 17,418 shares of restricted stock subject to 2024 performance goals have a grant date fair value of $1.1 million.
Time-based awards for the shares under the 2024 Plan granted on April 29, 2025 are subject to various vesting dates between October 29, 2025 and April 28, 2028.
As of December 31, 2025, 3,641,498 shares remained available for future grants.
Restricted Stock
A summary of our restricted stock activities and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	266,382	$69.24
Granted	143,275	$56.63
Forfeited/Cancelled	—	$—
Vested	(228,478)	$72.25
Balance at December 31, 2023	181,179	$55.84
Granted	107,004	$66.00
Forfeited/Cancelled	(9,780)	$69.95
Vested	(99,462)	$70.11
Balance at December 31, 2024	178,941	$69.51
Granted	117,992	$64.79
Forfeited/Cancelled	—	$—
Vested	(95,241)	$70.38
Balance at December 31, 2025	201,692	$66.34

Compensation expense to be recognized subsequent to December 31, 2025 for restricted stock granted during or prior to 2025 that have not yet vested was $3.8 million, which is expected to be recognized over a weighted average term of 1.6 years.
Stock Options
The fair value of stock options granted was estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions made in the valuation:

	2025	2024
Dividend Yield	3.3%	3.1%
Risk-Free Interest Rate	3.9%	4.6%
Expected Life	6.0 years	5.8 years
Expected Volatility	28.6%	28.7%
Weighted Average Grant Date Fair Value Per Share	$15.06	$15.28
No options were forfeited or expired for the years ended December 31, 2025, 2024 and 2023. A summary of our stock option activity and related information is as follows:

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12—Equity Incentive Awards (continued)

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)	Average Intrinsic Value (in thousands)
Balance at December 31, 2022	80,985	$54.94	6.2	$994
Options issued	8,450	$68.01
Balance at December 31, 2023	89,435	$56.18	5.6	$1,351
Options issued	29,855	$60.29
Balance at December 31, 2024	119,290	$57.21	5.8	$1,265
Options issued	15,680	$63.79
Options exercised	(41,500)	$40.65		$1,126
Balance at December 31, 2025	93,470	$65.66	7.1	$10
Exercisable at December 31, 2025	62,720	$67.42	6.2	$5
The table below provides the amount of stock-based compensation expense, reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income:

	For the Years Ended December 31,
(amount in thousands)	2025	2024	2023 (1)
Stock-Based Compensation Expense	$7,252	$6,702	$14,711
_____________________
(1)Includes accelerated vesting of stock-based compensation expense of $6.3 million recognized during the quarter ended June 30, 2023, as a result of the passing of a member of our Board of Directors.
Note 13—Savings Plan
We maintain a qualified retirement plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “401K Plan”). The 401K Plan permits eligible employees and those of any Subsidiary to defer up to 60.0% of their compensation on a pre-tax basis subject to certain limits. In addition, we match 100.0% of their contribution up to the first 3.0% and then 50.0% of the next 2.0% for a maximum potential match of 4.0%. Both employee contributions and our matching contributions vest immediately.
Our contribution to the 401K Plan was approximately $3.1 million, $3.2 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 14—Commitments and Contingencies
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
Beginning on August 31, 2023 through December 4, 2023, certain private party plaintiffs filed several putative class actions in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc. (“Datacomp”) and several owner/operators of manufactured housing communities, including ELS (the “Datacomp Litigation”), alleging that the community owner/operators used JLT Market Reports produced by Datacomp to conspire to raise manufactured home lot rents in violation of Section 1 of the Sherman Act. ELS purchased Datacomp in connection with the MHVillage/Datacomp acquisition during the year ended December 31, 2021. On December 15, 2023, the plaintiffs filed an amended consolidated complaint captioned, In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-6715. Plaintiffs seek both injunctive relief and monetary damages, including attorneys’ fees. The defendants filed a motion to dismiss on January 29, 2024. On December 4, 2025, the Court granted defendants’ motion to dismiss without prejudice. On January 26, 2026, plaintiffs filed an amended complaint.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14—Commitments and Contingencies (continued)
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of December 31, 2025, we have not made an accrual as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.
Note 15—Reportable Segments
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
The CODM, who is our Vice Chairman and Chief Executive Officer, uses Net Operating Income (“NOI”) as the primary financial measure to evaluate segment performance. NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income and depreciation and amortization. The CODM regularly uses NOI predominately in comparing current financial performance with past financial performance, identifying business trends, and forecasting future periods in making resource allocation decisions and managing expenses to maximize value for the Company and its shareholders.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the years ended December 31, 2025, 2024 and 2023.
The following tables summarize our segment financial information:

	For the Year Ended December 31, 2025
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	1,456,083	56,955	1,513,038
Operations expenses	(711,640)	(50,620)	(762,260)
NOI	744,443	6,335	750,778
Reconciliation to consolidated net income:
Depreciation and amortization			(208,895)
Gain/(Loss) on sale of real estate and impairment, net			919
Interest income			9,572
Income from other investments, net			8,772
General and administrative			(37,510)
Casualty-related charges/(recoveries), net			4,487
Other expenses			(4,850)
Interest and related amortization			(131,005)
Income tax benefit			3,273
Equity in income of unconsolidated joint ventures			6,520
Consolidated net income			$402,061

Total assets	$5,466,181	$279,212	$5,745,393
Capital improvements	$219,613	$17,478	$237,091

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Reportable Segments (continued)

	For the Year Ended December 31, 2024
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	1,422,422	86,232	1,508,654
Operations expenses	(701,838)	(73,158)	(774,996)
NOI	720,584	13,074	733,658
Reconciliation to consolidated net income:
Depreciation and amortization			(203,879)
Gain/(Loss) on sale of real estate and impairment, net			(2,466)
Interest income			9,238
Income from other investments, net			8,274
General and administrative			(38,483)
Casualty-related charges/(recoveries), net			20,950
Other expenses			(5,533)
Interest and related amortization			(137,710)
Income tax benefit			354
Equity in income of unconsolidated joint ventures			6,248
Early debt retirement			(5,833)
Consolidated net income			$384,818

Total assets	$5,402,509	$243,143	$5,645,652
Capital improvements	$227,942	$13,337	$241,279

	For the Year Ended December 31, 2023
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	1,361,792	109,891	1,471,683
Operations expenses	(685,392)	(94,778)	(780,170)
NOI	676,400	15,113	691,513
Reconciliation to consolidated net income:
Depreciation and amortization			(203,738)
Gain/(Loss) on sale of real estate and impairment, net			(3,581)
Interest income			9,037
Income from other investments, net			8,703
General and administrative			(47,280)
Other expenses			(5,768)
Interest and related amortization			(132,342)
Income tax benefit			10,488
Equity in income of unconsolidated joint ventures			2,713
Early debt retirement			(68)
Consolidated net income			329,677

Total assets	5,342,386	$271,347	$5,613,733
Capital Improvements	$290,081	$27,005	$317,086

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Revenues:
Rental income	$1,268,243	$1,219,534	$1,164,333
Annual membership subscriptions	69,266	65,883	65,379
Membership upgrade revenue	12,412	16,433	14,719
Other income	62,794	75,354	67,407
Gross revenues from ancillary services	43,368	45,218	49,954
Total property operations revenues	1,456,083	1,422,422	1,361,792
Expenses:
Utility expense	164,397	159,058	155,160
Payroll	120,715	120,204	120,310
Repairs & maintenance	99,178	93,997	94,424
Insurance and other	103,914	101,510	94,618
Real estate taxes	85,148	81,966	77,993
Membership sales and marketing	16,069	22,063	20,974
Cost of ancillary services	20,787	23,525	24,192
Ancillary operating expenses	20,648	21,401	21,551
Property management	80,784	78,114	76,170
Total property operations expenses	711,640	701,838	685,392
NOI	$744,443	$720,584	$676,400

The following table summarizes our financial information for the Home Sales and Rentals Operations segment:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Revenues:
Rental income (1)	$14,289	$13,718	$14,626
Gross revenue from home sales and brokered resales	42,666	72,514	95,265
Total revenues	56,955	86,232	109,891
Expenses:
Cost of home sales and brokered resales	39,548	61,246	83,476
Home selling expenses	5,864	6,243	5,902
Rental home operating and maintenance	5,208	5,669	5,400
Total expenses	50,620	73,158	94,778
NOI	$6,335	$13,074	$15,113
_____________________
(1)     Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations
Note 16—Subsequent Events
Dividend
On January 28, 2026, our Board of Directors approved setting the annual dividend rate for 2026 at $2.17 per share of common stock, an increase of $0.11 over the current $2.06 per share of common stock for 2025. Our Board of Directors, in its sole discretion, will determine the amount of each quarterly dividend in advance of payment.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$2,195	$212	$2,805	$3,017	$(962)	2006
Apache East	Apache Junction	AZ	—	2,236	4,181	—	425	2,236	4,606	6,842	(2,302)	2011
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	2,165	2,056	8,406	10,462	(5,954)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	920	2,394	4,936	7,330	(2,277)	2011
Dolce Vita	Apache Junction	AZ	(38,890)	52,803	37,245	—	10,032	52,803	47,277	100,080	(11,373)	2020
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	2,156	1,678	7,205	8,883	(4,498)	2002
Meridian RV Resort	Apache Junction	AZ	—	6,445	5,292	—	816	6,445	6,108	12,553	(2,103)	2020
Casita Verde	Casa Grande	AZ	—	719	2,179	—	625	719	2,804	3,523	(1,617)	2006
Fiesta Grande	Casa Grande	AZ	—	2,869	8,653	—	2,848	2,869	11,501	14,370	(6,416)	2006
Foothills West	Casa Grande	AZ	—	747	2,261	—	1,208	747	3,469	4,216	(1,886)	2006
Sunshine Valley	Chandler	AZ	(27,304)	9,139	12,912	—	1,400	9,139	14,312	23,451	(6,953)	2011
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	8,632	1,456	12,022	13,478	(4,941)	2004
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	4,431	2,103	10,714	12,817	(6,919)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	1,969	2,450	9,421	11,871	(7,634)	1998
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	2,491	1,400	6,709	8,109	(5,423)	1993
Hacienda De Valencia	Mesa	AZ	(15,373)	833	2,701	—	6,704	833	9,405	10,238	(6,637)	1984
Mesa Spirit	Mesa	AZ	(11,947)	17,382	25,238	192	2,247	17,574	27,485	45,059	(10,188)	2014
Monte Vista Resort	Mesa	AZ	(57,291)	11,402	34,355	—	40,964	11,402	75,319	86,721	(35,653)	2004
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	(87)	4,437	1,273	9,097	10,370	(7,150)	1994
The Highlands at Brentwood	Mesa	AZ	(9,589)	1,997	6,024	—	3,092	1,997	9,116	11,113	(7,753)	1993
ViewPoint RV & Golf Resort	Mesa	AZ	(134,675)	24,890	56,340	15	30,651	24,905	86,991	111,896	(51,865)	2004
Apollo Village	Peoria	AZ	—	932	3,219	—	2,280	932	5,499	6,431	(4,544)	1994
Casa del Sol West	Peoria	AZ	—	2,215	6,467	—	3,704	2,215	10,171	12,386	(6,910)	1996
Carefree Manor	Phoenix	AZ	—	706	3,040	—	1,595	706	4,635	5,341	(3,602)	1998
Central Park	Phoenix	AZ	(7,785)	1,612	3,784	—	2,982	1,612	6,766	8,378	(5,270)	1983
Desert Skies	Phoenix	AZ	(3,634)	792	3,126	—	1,416	792	4,542	5,334	(3,612)	1998
Sunrise Heights	Phoenix	AZ	(4,451)	1,000	3,016	—	2,628	1,000	5,644	6,644	(4,337)	1994
Whispering Palms	Phoenix	AZ	—	670	2,141	—	814	670	2,955	3,625	(2,367)	1998
Sedona Shadows	Sedona	AZ	—	1,096	3,431	—	5,033	1,096	8,464	9,560	(4,817)	1997
Venture In	Show Low	AZ	(8,707)	2,050	6,188	—	1,530	2,050	7,718	9,768	(4,543)	2006
Paradise	Sun City	AZ	(36,218)	6,414	19,263	11	5,423	6,425	24,686	31,111	(16,412)	2004
The Meadows AZ	Tempe	AZ	(12,958)	2,613	7,887	—	6,418	2,613	14,305	16,918	(11,122)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	3,588	1,674	8,296	9,970	(6,273)	1998
The Crossing at Voyager (2)	Tucson	AZ	—	6,148	—	—	14,180	6,148	14,180	20,328	(912)	2020
Voyager	Tucson	AZ	(36,567)	13,133	63,886	—	4,388	13,133	68,274	81,407	(19,370)	2021
Westpark	Wickenburg	AZ	(15,942)	4,495	10,517	—	6,100	4,495	16,617	21,112	(6,591)	2011
Araby Acres	Yuma	AZ	—	1,440	4,345	—	1,857	1,440	6,202	7,642	(3,913)	2003
Cactus Gardens	Yuma	AZ	—	1,992	5,984	—	1,166	1,992	7,150	9,142	(4,682)	2004
Capri	Yuma	AZ	—	1,595	4,774	—	900	1,595	5,674	7,269	(3,413)	2006
Desert Paradise	Yuma	AZ	—	666	2,011	—	729	666	2,740	3,406	(1,752)	2004
Foothill Village	Yuma	AZ	—	459	1,402	—	1,075	459	2,477	2,936	(1,334)	2003
Mesa Verde RV	Yuma	AZ	(3,607)	1,387	4,148	—	1,378	1,387	5,526	6,913	(3,163)	2007
Suni Sands	Yuma	AZ	—	1,249	3,759	—	1,064	1,249	4,823	6,072	(3,170)	2004
Cultus Lake	Lindell Beach	BC	—	410	968	6	788	416	1,756	2,172	(1,379)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	23,257	2,972	30,174	33,146	(9,957)	2004
Los Ranchos	Apple Valley	CA	—	8,336	15,774	—	9,499	8,336	25,273	33,609	(9,197)	2011
Monte del Lago	Castroville	CA	(38,729)	3,150	9,469	—	8,075	3,150	17,544	20,694	(12,037)	1997
Date Palm Country Club	Cathedral City	CA	—	—	18,179	—	13,868	—	32,047	32,047	(25,192)	1994
Palm Springs Oasis RV Resort	Cathedral City	CA	—	—	216	—	1,816	—	2,032	2,032	(757)	1994
Colony Park	Ceres	CA	(7,610)	890	2,837	—	2,186	890	5,023	5,913	(3,597)	1998
Russian River	Cloverdale	CA	—	368	868	5	1,863	373	2,731	3,104	(1,022)	2004
Oakzanita Springs	Descanso	CA	—	396	934	5	4,329	401	5,263	5,664	(1,947)	2004
Rancho Mesa	El Cajon	CA	(16,426)	2,130	6,389	—	3,360	2,130	9,749	11,879	(6,965)	1998
Rancho Valley	El Cajon	CA	(21,066)	685	1,902	—	4,518	685	6,420	7,105	(3,397)	1983
Snowflower	Emigrant Gap	CA	—	308	727	4	2,457	312	3,184	3,496	(1,483)	2004
Four Seasons	Fresno	CA	—	756	2,348	—	5,045	756	7,393	8,149	(3,354)	1997
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	12,845	2,072	17,668	19,740	(6,782)	2004
Royal Holiday	Hemet	CA	—	778	2,643	—	8,941	778	11,584	12,362	(5,027)	1999
Idyllwild	Idyllwild-Pine Cove	CA	—	313	737	4	3,403	317	4,140	4,457	(1,745)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	11,848	2,661	18,042	20,703	(7,201)	2004
Tahoe Valley	Lake Tahoe	CA	—	—	5,428	—	2,672	—	8,100	8,100	(5,225)	2004
Sea Oaks	Los Osos	CA	—	871	2,703	—	2,541	871	5,244	6,115	(3,333)	1997
Ponderosa Resort	Lotus	CA	—	900	2,100	—	2,590	900	4,690	5,590	(2,384)	2006
Turtle Beach	Manteca	CA	—	268	633	4	1,924	272	2,557	2,829	(999)	2004
Marina Dunes RV Resort	Marina	CA	—	20,379	8,204	—	1,087	20,379	9,291	29,670	(1,747)	2020

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Wilderness Lakes	Menifee	CA	—	2,157	5,088	405	7,756	2,562	12,844	15,406	(5,497)	2004
Coralwood	Modesto	CA	—	—	5,047	—	2,205	—	7,252	7,252	(5,661)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	980	10,512	2,836	14,890	17,726	(5,412)	2004
Lake Minden	Nicolaus	CA	—	961	2,267	13	3,042	974	5,309	6,283	(2,750)	2004
Pacific Dunes Ranch	Oceana	CA	—	1,940	5,632	—	5,140	1,940	10,772	12,712	(5,098)	2004
Oceanside RV	Oceanside	CA	—	27,781	16,596	—	3,108	27,781	19,704	47,485	(3,999)	2022
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	5,219	1,076	7,723	8,799	(3,071)	2004
Concord Cascade	Pacheco	CA	(23,860)	985	3,016	—	6,889	985	9,905	10,890	(5,409)	1983
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	4,444	1,660	9,417	11,077	(5,842)	2005
San Benito	Paicines	CA	—	1,411	3,328	19	12,872	1,430	16,200	17,630	(4,467)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	5,375	1,835	9,646	11,481	(4,398)	2004
Las Palmas Estates	Rialto	CA	—	1,295	3,866	—	1,531	1,295	5,397	6,692	(3,377)	2004
Parque La Quinta	Rialto	CA	—	1,799	5,450	—	2,716	1,799	8,166	9,965	(4,550)	2004
Quail Meadows	Riverbank	CA	—	1,155	3,469	—	1,446	1,155	4,915	6,070	(3,841)	1998
California Hawaiian	San Jose	CA	(27,347)	5,825	17,755	—	9,746	5,825	27,501	33,326	(20,464)	1997
Sunshadow	San Jose	CA	—	12,334	5,707	8	2,050	12,342	7,757	20,099	(6,111)	1997
Village of the Four Seasons	San Jose	CA	(15,993)	5,229	15,714	—	3,168	5,229	18,882	24,111	(12,348)	2004
Laguna Lake	San Luis Obispo	CA	(18,794)	2,845	6,520	—	4,780	2,845	11,300	14,145	(7,285)	1998
Contempo Marin	San Rafael	CA	(32,926)	4,787	16,379	—	6,896	4,787	23,275	28,062	(19,777)	1994
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	11,732	872	13,761	14,633	(3,237)	2004
De Anza Santa Cruz	Santa Cruz	CA	(46,204)	2,103	7,201	—	8,963	2,103	16,164	18,267	(10,204)	1994
Meadowbrook	Santee	CA	(18,400)	4,345	12,528	—	7,562	4,345	20,090	24,435	(13,942)	1998
Santa Cruz Ranch	Scotts Valley	CA	—	1,595	3,937	—	2,045	1,595	5,982	7,577	(2,854)	2007
Lamplighter Village	Spring Valley	CA	(35,367)	633	2,201	—	5,068	633	7,269	7,902	(3,850)	1983
Santiago Estates	Sylmar	CA	(18,464)	3,562	10,767	—	6,068	3,562	16,835	20,397	(11,923)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	4,123	602	6,044	6,646	(2,862)	1997
Pilot Knob RV Resort	Winterhaven	CA	—	581	1,151	—	983	581	2,134	2,715	(682)	2022
Hillcrest Village CO	Aurora	CO	—	1,912	5,202	289	11,262	2,201	16,464	18,665	(9,345)	1983
Cimarron Village	Broomfield	CO	(29,918)	863	2,790	—	2,651	863	5,441	6,304	(3,927)	1983
Holiday Village CO	Colorado Springs	CO	(19,772)	567	1,759	—	4,519	567	6,278	6,845	(3,408)	1983
Bear Creek Village	Denver	CO	(4,894)	1,100	3,359	—	1,728	1,100	5,087	6,187	(3,696)	1998
Holiday Hills Village	Denver	CO	(63,048)	2,159	7,780	—	27,517	2,159	35,297	37,456	(14,148)	1983
Golden Terrace	Golden	CO	—	826	2,415	—	14,436	826	16,851	17,677	(4,780)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Golden Terrace South	Golden	CO	—	750	2,265	—	1,163	750	3,428	4,178	(2,840)	1997
Golden Terrace West	Golden	CO	—	1,694	5,065	—	7,901	1,694	12,966	14,660	(8,022)	1986
Blue Mesa Recreational Ranch	Gunnison	CO	—	5,126	8,217	—	1,408	5,126	9,625	14,751	(3,672)	2022
Pueblo Grande	Pueblo	CO	—	241	1,069	—	6,110	241	7,179	7,420	(2,657)	1983
Woodland Hills	Thornton	CO	(36,143)	1,928	4,408	—	5,481	1,928	9,889	11,817	(7,588)	1994
Stonegate Manor	North Windham	CT	—	6,011	12,336	—	864	6,011	13,200	19,211	(6,655)	2011
Waterford Estates	Bear	DE	(34,747)	5,250	16,202	—	4,495	5,250	20,697	25,947	(11,550)	1996
McNicol Place	Lewes	DE	—	562	1,710	—	377	562	2,087	2,649	(1,753)	1998
Whispering Pines	Lewes	DE	—	1,536	4,609	—	2,898	1,536	7,507	9,043	(6,183)	1988
Mariner's Cove	Millsboro	DE	(16,405)	990	2,971	—	16,144	990	19,115	20,105	(8,967)	1987
Sweetbriar	Millsboro	DE	—	498	1,527	—	1,200	498	2,727	3,225	(2,005)	1998
Aspen Meadows	Rehoboth	DE	(12,683)	1,148	3,460	—	1,251	1,148	4,711	5,859	(3,787)	1998
Camelot Meadows	Rehoboth	DE	—	527	2,058	1,251	5,264	1,778	7,322	9,100	(5,980)	1998
Riverside RV Resort	Arcadia	FL	—	8,400	11,905	11,085	5,707	19,485	17,612	37,097	(7,768)	2016
Toby’s RV Resort	Arcadia	FL	—	1,093	3,280	—	1,524	1,093	4,804	5,897	(2,820)	2003
Aventura Marina	Aventura	FL	—	813	811	—	7	813	818	1,631	(222)	2019
Hi-Lift Marina	Aventura	FL	—	21,444	4,178	—	2,154	21,444	6,332	27,776	(1,650)	2021
Sunshine Key	Big Pine Key	FL	—	5,273	15,822	—	21,705	5,273	37,527	42,800	(17,133)	2004
Windmill Manor	Bradenton	FL	(8,238)	2,153	6,125	—	3,150	2,153	9,275	11,428	(7,330)	1998
Winter Quarters Manatee	Bradenton	FL	—	2,300	6,903	—	2,716	2,300	9,619	11,919	(5,957)	2004
Clover Leaf Farms	Brooksville	FL	(28,833)	13,684	24,106	—	19,209	13,684	43,315	56,999	(14,706)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	1,273	1,092	3,451	4,543	(1,331)	2011
Resort at Tranquility Lake	Cape Coral	FL	—	12,572	—	44	48,711	12,616	48,711	61,327	(4,020)	2020
Palm Harbour Marina	Cape Haze	FL	—	13,228	6,310	—	213	13,228	6,523	19,751	(1,292)	2021
Glen Ellen	Clearwater	FL	—	619	1,882	—	833	619	2,715	3,334	(1,727)	2002
Hillcrest FL	Clearwater	FL	—	1,278	3,928	—	4,282	1,278	8,210	9,488	(5,078)	1998
Holiday Ranch	Clearwater	FL	—	925	2,866	—	1,019	925	3,885	4,810	(3,120)	1998
Serendipity	Clearwater	FL	(15,290)	18,944	11,782	—	2,904	18,944	14,686	33,630	(6,470)	2018
Shady Lane Oaks	Clearwater	FL	—	4,984	8,482	—	1,285	4,984	9,767	14,751	(4,736)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	829	3,102	6,309	9,411	(3,075)	2011
Silk Oak Lodge	Clearwater	FL	—	1,649	5,028	—	1,853	1,649	6,881	8,530	(4,201)	2002
Clerbrook Golf & RV Resort	Clermont	FL	—	3,883	11,700	—	9,246	3,883	20,946	24,829	(9,575)	2006
Lake Magic	Clermont	FL	—	1,595	4,793	—	2,863	1,595	7,656	9,251	(4,424)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Orange Lake	Clermont	FL	—	4,303	6,815	—	2,248	4,303	9,063	13,366	(4,066)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	27,012	3,015	34,029	37,044	(11,156)	2004
Cortez Village Marina	Cortez	FL	—	17,936	3,956	—	1,387	17,936	5,343	23,279	(1,120)	2021
Crystal Isles	Crystal River	FL	—	926	2,787	10	7,387	936	10,174	11,110	(3,857)	2004
Cheron Village	Davie	FL	—	10,393	6,217	—	570	10,393	6,787	17,180	(3,629)	2011
Carriage Cove	Daytona Beach	FL	(12,953)	2,914	8,682	—	5,140	2,914	13,822	16,736	(9,720)	1998
Daytona Beach Marina	Daytona Beach	FL	—	1,962	9,034	—	901	1,962	9,935	11,897	(2,504)	2019
Lake Haven	Dunedin	FL	(11,044)	1,135	4,047	—	5,004	1,135	9,051	10,186	(6,980)	1983
Marker 1 Marina	Dunedin	FL	—	21,685	15,758	—	5,587	21,685	21,345	43,030	(4,744)	2020
Coquina Crossing	Elkton	FL	(22,850)	5,274	5,545	—	35,876	5,274	41,421	46,695	(18,940)	1999
Colony Cove	Ellenton	FL	(78,660)	28,660	92,457	38,094	47,151	66,754	139,608	206,362	(56,703)	2011
Ridgewood Estates	Ellenton	FL	(24,877)	8,769	8,791	—	1,777	8,769	10,568	19,337	(4,955)	2011
Haselton Village	Eustis	FL	—	3,800	8,955	—	1,690	3,800	10,645	14,445	(4,940)	2011
Southern Palms RV	Eustis	FL	—	2,169	5,884	—	8,330	2,169	14,214	16,383	(8,754)	1998
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	8,002	3,637	8,951	12,588	(6,616)	1994
Bulow RV	Flagler Beach	FL	—	—	228	—	3,447	—	3,675	3,675	(1,524)	1994
Carefree Cove	Fort Lauderdale	FL	—	1,741	5,170	—	1,805	1,741	6,975	8,716	(4,312)	2004
Everglades Lakes	Fort Lauderdale	FL	—	53,850	18,797	—	4,401	53,850	23,198	77,048	(6,863)	2018
Park City West	Fort Lauderdale	FL	(25,494)	4,184	12,561	—	2,594	4,184	15,155	19,339	(10,039)	2004
Sunshine Holiday MH	Fort Lauderdale	FL	(16,401)	3,099	9,286	—	3,405	3,099	12,691	15,790	(7,688)	2004
Crystal Lakes-Fort Myers	Fort Myers	FL	—	1,047	—	1,754	1,521	2,801	1,521	4,322	(226)	2018
Fish Tale Marina	Fort Myers	FL	—	24,027	5,555	—	3,300	24,027	8,855	32,882	(1,154)	2021
Fort Myers Beach	Fort Myers	FL	—	1,188	3,548	849	12,326	2,037	15,874	17,911	(4,014)	2004
Gulf Air	Fort Myers Beach	FL	—	1,609	4,746	—	9,733	1,609	14,479	16,088	(4,616)	2004
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	1,244	3,275	8,409	11,684	(3,999)	2011
Grand Island Resort	Grand Island	FL	—	1,723	5,208	125	8,307	1,848	13,515	15,363	(8,106)	2001
Holiday Travel Park	Holiday	FL	—	9,240	13,284	—	2,794	9,240	16,078	25,318	(7,523)	2018
Hollywood Marina	Hollywood	FL	—	14,638	4,065	—	1,536	14,638	5,601	20,239	(1,456)	2019
South Miami Marina	Homestead	FL	—	—	13,144	—	510	—	13,654	13,654	(3,482)	2019
Barrington Hills	Hudson	FL	(5,923)	1,145	3,437	—	4,400	1,145	7,837	8,982	(3,381)	2004
Jupiter Marina	Jupiter	FL	—	5,090	4,842	—	1,807	5,090	6,649	11,739	(2,215)	2019
Sherwood Forest - MHP	Kissimmee	FL	—	4,852	14,596	—	21,845	4,852	36,441	41,293	(19,343)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	5,862	3,438	9,483	12,921	(6,204)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	20,735	5,677	37,851	43,528	(20,805)	2004
Lake Worth Village	Lake Worth	FL	—	14,959	24,501	—	6,696	14,959	31,197	46,156	(14,381)	2011
Beacon Hill Colony	Lakeland	FL	—	3,775	6,405	—	1,728	3,775	8,133	11,908	(3,479)	2011
Beacon Terrace	Lakeland	FL	(7,654)	5,372	9,153	108	2,375	5,480	11,528	17,008	(5,075)	2011
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	641	1,696	3,705	5,401	(1,749)	2011
Lakeland Harbor	Lakeland	FL	(35,448)	10,446	17,376	—	2,195	10,446	19,571	30,017	(9,297)	2011
Lakeland Junction	Lakeland	FL	(2,715)	3,018	4,752	—	551	3,018	5,303	8,321	(2,628)	2011
Lantana Marina	Lantana	FL	—	8,276	5,108	—	(7)	8,276	5,101	13,377	(1,795)	2019
Maralago Cay	Lantana	FL	(34,906)	5,325	15,420	—	9,915	5,325	25,335	30,660	(19,153)	1997
South Lantana Marina	Lantana	FL	—	2,345	1,894	—	684	2,345	2,578	4,923	(955)	2019
Down Yonder	Largo	FL	—	2,652	7,981	—	2,880	2,652	10,861	13,513	(7,057)	1998
East Bay Oaks	Largo	FL	(7,358)	1,240	3,322	—	2,632	1,240	5,954	7,194	(4,549)	1983
Eldorado Village	Largo	FL	(4,918)	778	2,341	—	2,513	778	4,854	5,632	(3,467)	1983
Paradise Park - Largo	Largo	FL	(4,868)	3,523	4,026	—	892	3,523	4,918	8,441	(2,341)	2017
Shangri-La Mobile Home Park	Largo	FL	—	1,722	5,200	—	708	1,722	5,908	7,630	(4,035)	2004
Vacation Village	Largo	FL	(5,488)	1,315	3,946	—	1,261	1,315	5,207	6,522	(3,382)	2004
Whispering Pines - Largo	Largo	FL	—	8,218	14,054	—	2,585	8,218	16,639	24,857	(7,803)	2011
Coachwood Colony	Leesburg	FL	—	1,602	4,822	—	2,048	1,602	6,870	8,472	(4,127)	2004
Mid-Florida Lakes	Leesburg	FL	(53,592)	5,997	20,635	—	19,530	5,997	40,165	46,162	(29,931)	1994
Fiesta Key	Long Key	FL	—	16,611	7,338	—	20,277	16,611	27,615	44,226	(7,780)	2013
Winter Quarters Pasco	Lutz	FL	(7,927)	1,494	4,484	—	3,408	1,494	7,892	9,386	(4,127)	2004
Coral Cay Plantation	Margate	FL	(87,583)	5,890	20,211	—	13,272	5,890	33,483	39,373	(27,106)	1994
Lakewood Village	Melbourne	FL	—	1,862	5,627	—	4,105	1,862	9,732	11,594	(7,432)	1994
Miami Everglades	Miami	FL	—	5,362	6,238	—	5,988	5,362	12,226	17,588	(4,397)	2015
Southernaire	Mt. Dora	FL	—	796	2,395	—	744	796	3,139	3,935	(1,969)	2004
Country Place (2)	New Port Richey	FL	(14,764)	663	—	18	9,199	681	9,199	9,880	(7,484)	1986
Hacienda Village	New Port Richey	FL	(12,807)	4,297	13,088	—	5,680	4,297	18,768	23,065	(12,251)	2002
Harbor View Mobile Manor	New Port Richey	FL	(14,111)	4,030	12,146	—	8,276	4,030	20,422	24,452	(10,477)	2002
Bay Lake Estates	Nokomis	FL	(8,887)	990	3,390	—	4,294	990	7,684	8,674	(5,079)	1994
Lake Village	Nokomis	FL	(12,105)	15,850	18,099	10,408	5,621	26,258	23,720	49,978	(9,977)	2011
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	2,993	5,321	18,971	24,292	(12,984)	2004
Buccaneer Estates	North Fort Myers	FL	—	4,207	14,410	—	34,832	4,207	49,242	53,449	(19,677)	1994
Island Vista Estates	North Fort Myers	FL	—	5,004	15,066	—	9,333	5,004	24,399	29,403	(11,532)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Lake Fairways	North Fort Myers	FL	(29,590)	6,075	18,134	35	6,772	6,110	24,906	31,016	(21,092)	1994
Pine Lakes	North Fort Myers	FL	(58,089)	6,306	14,579	24,941	12,943	31,247	27,522	58,769	(22,217)	1994
Pioneer Village	North Fort Myers	FL	(15,900)	4,116	12,353	—	7,897	4,116	20,250	24,366	(11,042)	2004
Sunseekers RV Resort	North Fort Myers	FL	—	4,224	2,299	—	2,800	4,224	5,099	9,323	(2,346)	2018
The Heritage	North Fort Myers	FL	—	1,438	4,371	346	8,105	1,784	12,476	14,260	(8,559)	1993
Windmill Village - N. Ft. Myers	North Fort Myers	FL	—	1,417	5,440	—	6,762	1,417	12,202	13,619	(8,114)	1983
Foxwood Farms	Ocala	FL	—	3,853	7,967	—	3,669	3,853	11,636	15,489	(5,041)	2011
Oak Bend	Ocala	FL	—	850	2,572	—	14,837	850	17,409	18,259	(5,181)	1993
Villas at Spanish Oaks	Ocala	FL	—	2,250	6,922	—	5,467	2,250	12,389	14,639	(8,851)	1993
Silver Dollar Golf & Trap Club Resort	Odessa	FL	—	4,107	12,431	7,158	7,634	11,265	20,065	31,330	(11,488)	2004
Okeechobee RV Resort	Okeechobee	FL	—	14,897	27,337	—	4,165	14,897	31,502	46,399	(10,753)	2021
Audubon Village - Florida	Orlando	FL	—	4,622	7,200	—	1,485	4,622	8,685	13,307	(4,073)	2011
Hidden Valley	Orlando	FL	(24,878)	11,398	12,861	—	2,304	11,398	15,165	26,563	(7,147)	2011
Starlight Ranch	Orlando	FL	(25,700)	13,543	20,388	—	9,553	13,543	29,941	43,484	(12,339)	2011
Holiday Village, Ormond Beach	Ormond Beach	FL	—	2,610	7,837	—	3,825	2,610	11,662	14,272	(6,917)	2002
Sunshine Holiday-Daytona North	Ormond Beach	FL	—	2,001	6,004	—	3,256	2,001	9,260	11,261	(5,329)	2004
Palm Beach Gardens Marina	Palm Beach	FL	—	15,734	4,938	—	366	15,734	5,304	21,038	(1,638)	2019
The Meadows, FL	Palm Beach Gardens	FL	(41,025)	3,229	9,870	—	8,720	3,229	18,590	21,819	(12,725)	1999
Terra Ceia	Palmetto	FL	—	965	2,905	1,833	16,971	2,798	19,876	22,674	(4,078)	2004
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	6,731	2,377	13,816	16,193	(7,937)	2001
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	75	17,374	4,589	30,549	35,138	(19,948)	1998
Oaks at Countrywood	Plant City	FL	—	846	2,513	(75)	2,595	771	5,108	5,879	(3,436)	1998
Breezy Hill	Pompano Beach	FL	(25,844)	5,424	16,555	—	4,466	5,424	21,021	26,445	(14,715)	2002
Hidden Harbour Marina	Pompano Beach	FL	—	26,116	12,513	—	1,382	26,116	13,895	40,011	(2,759)	2021
Highland Wood Travel Park	Pompano Beach	FL	—	1,043	3,130	42	1,085	1,085	4,215	5,300	(2,817)	2002
Inlet Harbor Marina	Ponce Inlet	FL	—	11,858	5,485	—	2,374	11,858	7,859	19,717	(1,518)	2021
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	4,084	3,384	14,238	17,622	(8,428)	2004
Lighthouse Pointe at Daytona Beach	Port Orange	FL	—	2,446	7,483	23	5,663	2,469	13,146	15,615	(8,800)	1998
Pickwick Village	Port Orange	FL	(13,610)	2,803	8,870	—	8,266	2,803	17,136	19,939	(10,259)	1998
Rose Bay	Port Orange	FL	—	3,866	3,528	—	1,255	3,866	4,783	8,649	(3,218)	2016
Emerald Lake	Punta Gorda	FL	(3,406)	3,598	5,197	—	2,422	3,598	7,619	11,217	(3,076)	2011
Gulf View	Punta Gorda	FL	—	717	2,158	—	2,630	717	4,788	5,505	(2,701)	2004
Tropical Palms MH	Punta Gorda	FL	—	2,365	7,286	—	5,304	2,365	12,590	14,955	(6,181)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Kingswood	Riverview	FL	—	9,094	8,365	—	2,467	9,094	10,832	19,926	(3,820)	2018
Palm Lake	Riviera Beach	FL	(17,048)	56,323	27,418	—	15,421	56,323	42,839	99,162	(11,161)	2018
Riviera Beach Marina	Riviera Beach	FL	—	15,725	12,966	—	4,014	15,725	16,980	32,705	(5,355)	2019
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	2,183	1,089	5,559	6,648	(4,136)	1998
Space Coast	Rockledge	FL	—	2,413	3,716	—	3,062	2,413	6,778	9,191	(2,127)	2014
Covington Estates	Saint Cloud	FL	—	3,319	7,253	—	993	3,319	8,246	11,565	(3,956)	2011
Winds of St. Armands North	Sarasota	FL	(20,389)	1,523	5,063	20	6,063	1,543	11,126	12,669	(7,999)	1983
Winds of St. Armands South	Sarasota	FL	(13,298)	1,106	3,162	4,018	15,055	5,124	18,217	23,341	(5,611)	1983
Topics RV Resort	Spring Hill	FL	(3,444)	844	2,568	—	1,705	844	4,273	5,117	(2,480)	2004
Pine Island	St. James City	FL	—	1,678	5,044	—	11,893	1,678	16,937	18,615	(4,622)	2007
St. Pete Marina	St. Petersburg	FL	—	12,591	19,066	—	1,334	12,591	20,400	32,991	(6,086)	2019
Riverwatch Marina	Stuart	FL	—	19,994	8,910	—	671	19,994	9,581	29,575	(1,877)	2021
Carefree Village	Tampa	FL	(26,921)	6,799	10,421	—	2,281	6,799	12,702	19,501	(5,990)	2011
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	1,824	2,678	5,840	8,518	(2,459)	2011
Featherock	Valrico	FL	—	11,369	22,770	—	3,200	11,369	25,970	37,339	(12,188)	2011
Bay Indies	Venice	FL	(184,793)	10,483	31,559	10	20,775	10,493	52,334	62,827	(37,711)	1994
Ramblers Rest RV Resort	Venice	FL	(30,171)	4,646	14,201	—	19,615	4,646	33,816	38,462	(14,021)	2006
Countryside at Vero Beach	Vero Beach	FL	(57,484)	3,711	11,133	—	10,514	3,711	21,647	25,358	(16,361)	1998
Heritage Plantation	Vero Beach	FL	—	2,403	7,259	—	5,948	2,403	13,207	15,610	(9,600)	1994
Heron Cay	Vero Beach	FL	(22,859)	14,368	23,792	—	3,690	14,368	27,482	41,850	(13,090)	2011
Holiday Village, Florida	Vero Beach	FL	—	350	1,374	—	264	350	1,638	1,988	(1,459)	1998
Sunshine Travel-Vero Beach	Vero Beach	FL	—	1,603	4,813	—	6,646	1,603	11,459	13,062	(4,589)	2004
Vero Beach Marina	Vero Beach	FL	—	3,644	5,519	—	2,319	3,644	7,838	11,482	(1,953)	2019
Vero Palm Estates	Vero Beach	FL	(9,181)	6,697	9,025	—	2,288	6,697	11,313	18,010	(5,227)	2011
Village Green	Vero Beach	FL	(56,147)	15,901	25,175	518	5,910	16,419	31,085	47,504	(14,367)	2011
Peace River	Wauchula	FL	—	900	2,100	25	5,538	925	7,638	8,563	(2,618)	2006
Palm Beach Colony	West Palm Beach	FL	(8,596)	5,930	10,113	8	1,523	5,938	11,636	17,574	(5,683)	2011
Parkwood Communities	Wildwood	FL	—	6,990	15,115	—	2,636	6,990	17,751	24,741	(8,549)	2011
Three Flags	Wildwood	FL	—	228	684	—	1,111	228	1,795	2,023	(918)	2006
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	2,889	2,321	9,851	12,172	(5,007)	2007
Crystal Lake Zephyrhills	Zephyrhills	FL	—	3,767	6,834	194	16,446	3,961	23,280	27,241	(6,609)	2011
Forest Lake Estates MH	Zephyrhills	FL	(15,251)	40,716	33,918	1,194	18,283	41,910	52,201	94,111	(20,414)	2016
Forest Lake Village RV	Zephyrhills	FL	—	—	537	—	1,112	—	1,649	1,649	(450)	2016

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Sixth Avenue	Zephyrhills	FL	—	837	2,518	—	1,055	837	3,573	4,410	(2,011)	2004
Coach Royale	Boise	ID	—	465	1,685	—	539	465	2,224	2,689	(995)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	1,762	1,358	6,913	8,271	(3,037)	2011
Shenandoah Estates	Boise	ID	(8,254)	1,287	7,603	—	806	1,287	8,409	9,696	(3,996)	2011
West Meadow Estates	Boise	ID	—	1,371	6,770	—	854	1,371	7,624	8,995	(3,597)	2011
O'Connell's RV Campground	Amboy	IL	(1,915)	1,648	4,974	—	9,566	1,648	14,540	16,188	(5,889)	2004
Pheasant Lake Estates	Beecher	IL	(35,046)	12,764	42,183	872	6,670	13,636	48,853	62,489	(19,338)	2013
Pine Country	Belvidere	IL	—	53	166	—	3,273	53	3,439	3,492	(1,049)	2006
Willow Lake Estates	Elgin	IL	(34,881)	6,138	21,033	—	26,648	6,138	47,681	53,819	(28,857)	1994
Golf Vista Estates	Monee	IL	(29,919)	2,842	4,719	1	15,388	2,843	20,107	22,950	(11,432)	1997
Indian Lakes	Batesville	IN	—	450	1,061	6	19,037	456	20,098	20,554	(5,118)	2004
Horseshoe Lakes	Clinton	IN	—	155	365	2	2,317	157	2,682	2,839	(889)	2004
Twin Mills RV	Howe	IN	—	1,399	4,186	—	1,555	1,399	5,741	7,140	(3,238)	2006
Lakeside RV	New Carlisle	IN	—	426	1,281	—	910	426	2,191	2,617	(1,111)	2004
Dale Hollow State Park Marina	Burkesville	KY	—	—	7,399	—	1,087	—	8,486	8,486	(1,957)	2021
Diamond Caverns	Park City	KY	—	530	1,512	(3)	1,193	527	2,705	3,232	(1,490)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	1,707	91	1,995	2,086	(600)	2006
Hillcrest MA	Rockland	MA	—	2,034	3,182	—	875	2,034	4,057	6,091	(1,794)	2011
The Glen	Rockland	MA	—	940	1,680	—	111	940	1,791	2,731	(890)	2011
Old Chatham	South Dennis	MA	(5,330)	1,760	5,293	—	5,823	1,760	11,116	12,876	(4,493)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	1,489	110	1,836	1,946	(712)	2006
Fernwood	Capitol Heights	MD	(9,198)	6,556	11,674	—	2,366	6,556	14,040	20,596	(6,510)	2011
Williams Estates/Peppermint Woods	Middle River	MD	—	22,774	42,575	—	2,448	22,774	45,023	67,797	(22,498)	2011
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	1,319	1,037	4,446	5,483	(2,299)	2007
Patten Pond	Ellsworth	ME	—	267	802	—	569	267	1,371	1,638	(725)	2007
Pinehirst	Old Orchard Beach	ME	(10,827)	1,942	5,827	—	3,182	1,942	9,009	10,951	(5,176)	2005
Narrows Too	Trenton	ME	—	1,451	4,408	—	1,708	1,451	6,116	7,567	(2,997)	2007
Moody Beach	Wells	ME	—	93	292	—	6,298	93	6,590	6,683	(1,626)	2006
Bear Cave	Buchanan	MI	—	176	516	—	1,079	176	1,595	1,771	(724)	2006
St Clair	St. Clair	MI	—	453	1,068	6	1,697	459	2,765	3,224	(1,353)	2004
Cedar Knolls	Apple Valley	MN	(29,724)	10,021	14,357	—	3,035	10,021	17,392	27,413	(8,282)	2011
Cimarron Park	Lake Elmo	MN	—	11,097	23,132	—	9,471	11,097	32,603	43,700	(13,513)	2011
Rockford Riverview Estates	Rockford	MN	—	2,959	8,882	—	1,951	2,959	10,833	13,792	(5,061)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	5,728	4,314	14,660	18,974	(5,461)	2011
Boathouse Marina	Beaufort	NC	—	6,610	13,217	—	3,005	6,610	16,222	22,832	(3,019)	2021
Forest Lake	Advance	NC	—	986	2,325	13	12,260	999	14,585	15,584	(3,797)	2004
Scenic	Asheville	NC	—	1,183	3,511	—	3,356	1,183	6,867	8,050	(2,852)	2006
Waterway RV	Cedar Point	NC	(3,956)	2,392	7,185	—	1,534	2,392	8,719	11,111	(5,773)	2004
Twin Lakes	Chocowinity	NC	—	1,709	3,361	—	3,741	1,709	7,102	8,811	(3,555)	2004
Emerald Isle RV Resort	Emerald Isle	NC	—	17,212	33,520	—	589	17,212	34,109	51,321	(7,451)	2022
Topsail Sound RV	Holly Ridge	NC	—	3,414	5,898	—	8,572	3,414	14,470	17,884	(2,270)	2020
Green Mountain	Lenoir	NC	—	1,037	3,075	—	3,184	1,037	6,259	7,296	(3,054)	2006
Lake Gaston	Littleton	NC	—	130	409	—	3,138	130	3,547	3,677	(1,117)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	2,916	1,504	7,503	9,007	(3,695)	2006
Bogue Pines	Newport	NC	—	1,476	2,592	—	283	1,476	2,875	4,351	(1,160)	2015
Goose Creek	Newport	NC	(11,012)	4,612	13,848	750	4,060	5,362	17,908	23,270	(11,824)	2004
Whispering Pines - NC	Newport	NC	—	3,096	5,081	1	730	3,097	5,811	8,908	(2,270)	2015
Harbor Point RV	Sneads Ferry	NC	—	4,633	7,777	—	451	4,633	8,228	12,861	(2,245)	2020
White Oak Shores	Stella	NC	—	5,089	15,416	2,269	25,671	7,358	41,087	48,445	(8,025)	2019
Buena Vista	Fargo	ND	—	4,563	14,949	—	2,488	4,563	17,437	22,000	(8,240)	2011
Meadow Park	Fargo	ND	—	943	2,907	—	494	943	3,401	4,344	(1,660)	2011
Sandy Beach	Contoocook	NH	—	1,755	5,265	—	506	1,755	5,771	7,526	(3,815)	2005
Pine Acres	Raymond	NH	—	3,096	2,102	—	1,429	3,096	3,531	6,627	(1,439)	2014
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	2,336	3,557	6,246	9,803	(3,118)	2007
King Nummy	Cape May Court House	NJ	—	4,027	3,584	—	980	4,027	4,564	8,591	(2,976)	2018
Acorn Campground	Green Creek	NJ	—	3,707	4,642	—	1,695	3,707	6,337	10,044	(4,049)	2020
Whippoorwill RV	Marmon	NJ	—	4,201	17,589	—	670	4,201	18,259	22,460	(4,644)	2022
Mays Landing Resort	Mays Landing	NJ	—	536	289	—	3,309	536	3,598	4,134	(763)	2014
Echo Farms	Ocean View	NJ	—	2,840	3,045	—	2,440	2,840	5,485	8,325	(2,046)	2014
Lake and Shore	Ocean View	NJ	—	378	1,192	—	3,776	378	4,968	5,346	(2,322)	2006
Pine Haven	Ocean View	NJ	—	15,586	47,165	—	(2,722)	15,586	44,443	60,029	(12,676)	2021
Red Oak Shores Campground	Ocean View	NJ	—	2,193	6,759	—	1,306	2,193	8,065	10,258	(1,943)	2023
Chestnut Lake	Port Republic	NJ	—	337	796	5	2,694	342	3,490	3,832	(1,374)	2004
Sea Pines	Swainton	NJ	—	198	625	—	4,976	198	5,601	5,799	(2,067)	2006
Pine Ridge at Crestwood	Whiting	NJ	(57,045)	17,367	33,127	—	12,521	17,367	45,648	63,015	(19,061)	2011
Mountain View - NV	Henderson	NV	(32,554)	16,665	25,915	—	1,986	16,665	27,901	44,566	(13,641)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Bonanza Village	Las Vegas	NV	—	908	2,643	(1)	3,663	907	6,306	7,213	(4,375)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	6,321	2,995	15,341	18,336	(10,850)	1998
Cabana	Las Vegas	NV	—	2,648	7,989	—	2,307	2,648	10,296	12,944	(8,925)	1994
Flamingo West	Las Vegas	NV	—	1,730	5,266	—	2,611	1,730	7,877	9,607	(6,883)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	3,502	1,063	5,975	7,038	(2,671)	2004
Villa Borega	Las Vegas	NV	—	2,896	8,774	—	2,798	2,896	11,572	14,468	(9,497)	1997
Rondout Valley	Accord	NY	—	1,115	3,240	—	5,695	1,115	8,935	10,050	(3,251)	2006
Alpine Lake RV Resort	Corinth	NY	—	4,783	14,125	153	5,786	4,936	19,911	24,847	(11,325)	2005
Lake George Escape	Lake George	NY	—	3,562	10,708	—	13,977	3,562	24,685	28,247	(11,353)	2005
The Woodlands	Lockport	NY	(38,356)	12,183	39,687	6	12,073	12,189	51,760	63,949	(22,278)	2011
Greenwood Village	Manorville	NY	—	3,667	9,414	484	8,891	4,151	18,305	22,456	(13,380)	1998
Brennan Beach	Pulaski	NY	—	7,325	21,141	—	11,537	7,325	32,678	40,003	(18,362)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	678	540	2,304	2,844	(1,259)	2008
Kenisee Lake	Jefferson	OH	—	295	696	4	736	299	1,432	1,731	(844)	2004
Bay Point Marina	Marblehead	OH	—	8,575	17,037	—	2,736	8,575	19,773	28,348	(4,216)	2021
Wilmington	Wilmington	OH	—	235	555	3	1,628	238	2,183	2,421	(911)	2004
Bend	Bend	OR	—	733	1,729	10	7,002	743	8,731	9,474	(2,745)	2004
Shadowbrook	Clackamas	OR	—	1,197	3,693	—	2,851	1,197	6,544	7,741	(4,178)	1997
Pacific City	Cloverdale	OR	—	1,076	2,539	15	10,123	1,091	12,662	13,753	(3,873)	2004
Falcon Wood Village	Eugene	OR	(14,149)	1,112	3,426	—	2,524	1,112	5,950	7,062	(3,926)	1997
Portland Fairview	Fairview	OR	(19,111)	7,330	10,278	—	1,718	7,330	11,996	19,326	(5,945)	2016
Quail Hollow	Fairview	OR	—	—	3,249	—	1,310	—	4,559	4,559	(3,730)	1997
South Jetty	Florence	OR	—	678	1,598	9	3,698	687	5,296	5,983	(2,154)	2004
Seaside	Seaside	OR	—	891	2,101	12	2,877	903	4,978	5,881	(2,450)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	2,868	764	4,645	5,409	(2,088)	2004
Hope Valley	Turner	OR	—	7,373	14,517	—	1,418	7,373	15,935	23,308	(3,644)	2021
Mt. Hood Village	Welches	OR	—	1,817	5,733	—	16,088	1,817	21,821	23,638	(8,200)	2002
Greenbriar Village	Bath	PA	—	8,359	16,941	—	1,994	8,359	18,935	27,294	(8,930)	2011
Sun Valley	Bowmansville	PA	—	866	2,601	—	2,505	866	5,106	5,972	(2,113)	2009
Green Acres	Breinigsville	PA	(32,161)	2,680	7,479	—	8,432	2,680	15,911	18,591	(11,689)	1988
Gettysburg Farm	Dover	PA	—	111	350	—	1,849	111	2,199	2,310	(792)	2006
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	1,369	296	2,302	2,598	(1,030)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	579	206	1,228	1,434	(642)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Drummer Boy	Gettysburg	PA	—	1,884	20,342	—	1,673	1,884	22,015	23,899	(8,192)	2019
Round Top	Gettysburg	PA	—	1,214	11,355	—	1,445	1,214	12,800	14,014	(6,928)	2019
Circle M	Lancaster	PA	—	330	1,041	—	4,710	330	5,751	6,081	(1,956)	2006
Hershey	Lebanon	PA	—	1,284	3,028	17	3,221	1,301	6,249	7,550	(3,516)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	1,144	1,263	4,930	6,193	(2,550)	2009
PA Dutch County	Manheim	PA	—	88	278	—	1,461	88	1,739	1,827	(516)	2006
Spring Gulch	New Holland	PA	—	1,593	4,795	—	1,960	1,593	6,755	8,348	(4,304)	2004
Lil Wolf	Orefield	PA	—	5,627	13,593	—	5,078	5,627	18,671	24,298	(8,072)	2011
Scotrun	Scotrun	PA	—	153	483	—	2,013	153	2,496	2,649	(763)	2006
Appalachian RV	Shartlesville	PA	—	1,666	5,044	—	1,361	1,666	6,405	8,071	(3,860)	2006
Mountain View - PA	Walnutport	PA	—	3,207	7,182	—	1,855	3,207	9,037	12,244	(4,004)	2011
Timber Creek	Westerly	RI	—	12,618	8,489	—	2,411	12,618	10,900	23,518	(6,938)	2018
Carolina Landing	Fair Play	SC	—	457	1,078	6	4,471	463	5,549	6,012	(1,469)	2004
Inlet Oaks Village	Murrells Inlet	SC	—	1,546	4,642	—	718	1,546	5,360	6,906	(3,266)	2006
Carolina Shores RV	Myrtle Beach	SC	—	82,318	35,628	—	5,446	82,318	41,074	123,392	(12,561)	2021
Rivers Edge Marina	North Charleston	SC	—	20,305	6,405	—	575	20,305	6,980	27,285	(1,595)	2021
The Oaks	Yemassee	SC	—	267	810	—	517	267	1,327	1,594	(714)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	5,799	540	7,056	7,596	(2,206)	2004
Cherokee Landing	Saulsbury	TN	—	118	279	2	372	120	651	771	(355)	2004
Alamo Palms	Alamo	TX	(3,442)	1,562	7,924	—	1,996	1,562	9,920	11,482	(4,346)	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	3,841	444	4,874	5,318	(1,776)	2004
Colorado River	Columbus	TX	—	466	1,099	6	7,137	472	8,236	8,708	(2,145)	2004
Victoria Palms	Donna	TX	(6,138)	2,849	12,305	—	8,893	2,849	21,198	24,047	(8,444)	2012
Lake Texoma	Gordonville	TX	—	488	1,151	6	11,729	494	12,880	13,374	(3,398)	2004
Lakewood	Harlingen	TX	—	325	979	—	1,558	325	2,537	2,862	(1,134)	2004
Paradise Park	Harlingen	TX	—	1,568	4,705	—	3,582	1,568	8,287	9,855	(4,411)	2004
Sunshine RV Resort	Harlingen	TX	—	1,494	4,484	—	3,881	1,494	8,365	9,859	(4,556)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	2,046	1,221	5,855	7,076	(3,695)	2002
Medina Lake	Lakehills	TX	—	936	2,208	13	3,853	949	6,061	7,010	(2,895)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	2,079	448	3,424	3,872	(1,502)	2004
Lake Conroe KOA	Montgomery	TX	—	2,699	8,430	(3)	841	2,696	9,271	11,967	(1,912)	2021
Lake Tawakoni	Point	TX	—	35	2,320	—	2,516	35	4,836	4,871	(2,403)	2004
Fun N Sun RV	San Benito	TX	—	2,533	5,560	412	10,053	2,945	15,613	18,558	(10,963)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Country Sunshine	Weslaco	TX	—	627	1,881	—	2,358	627	4,239	4,866	(2,317)	2004
Leisure World	Weslaco	TX	—	957	2,575	—	1,267	957	3,842	4,799	(2,337)	2020
Southern Comfort	Weslaco	TX	(3,391)	1,108	3,323	—	1,428	1,108	4,751	5,859	(2,951)	2004
Trails End RV	Weslaco	TX	—	1,115	4,086	—	1,183	1,115	5,269	6,384	(3,110)	2020
Lake Whitney	Whitney	TX	—	679	1,602	10	3,156	689	4,758	5,447	(2,243)	2004
Lake Conroe	Willis	TX	—	1,363	3,214	18	24,496	1,381	27,710	29,091	(8,484)	2004
Westwood Village	Farr West	UT	—	1,346	4,179	—	3,452	1,346	7,631	8,977	(5,786)	1997
St George	Hurricane	UT	—	64	264	2	1,879	66	2,143	2,209	(642)	2010
All Seasons	Salt Lake City	UT	—	510	1,623	—	1,229	510	2,852	3,362	(2,080)	1997
Meadows of Chantilly	Chantilly	VA	(33,718)	5,430	16,440	—	9,924	5,430	26,364	31,794	(22,164)	1994
Harbor View	Colonial Beach	VA	—	64	202	—	1,455	64	1,657	1,721	(635)	2006
Lynchburg	Gladys	VA	—	266	627	3	1,360	269	1,987	2,256	(843)	2004
Chesapeake Bay	Gloucester	VA	—	1,230	2,900	16	9,349	1,246	12,249	13,495	(4,341)	2004
Bayport Development	Jamaica	VA	—	4,942	—	3,279	3,645	8,221	3,645	11,866	(412)	2020
Virginia Landing	Quinby	VA	—	602	1,419	8	649	610	2,068	2,678	(1,318)	2004
Grey's Point Camp	Topping	VA	(17,115)	33,492	17,104	—	6,100	33,492	23,204	56,696	(10,979)	2017
Bethpage Camp Resort	Urbanna	VA	(28,562)	45,415	38,149	—	28,444	45,415	66,593	112,008	(22,286)	2017
Williamsburg	Williamsburg	VA	—	111	350	—	2,023	111	2,373	2,484	(728)	2006
Regency Lakes	Winchester	VA	(45,573)	9,757	19,055	—	2,904	9,757	21,959	31,716	(10,633)	2011
Birch Bay	Blaine	WA	—	502	1,185	7	1,558	509	2,743	3,252	(1,355)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	3,755	629	5,219	5,848	(2,311)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	5,341	598	6,733	7,331	(2,449)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	1,980	475	3,405	3,880	(1,388)	2008
Tall Chief	Fall City	WA	—	314	946	—	2,515	314	3,461	3,775	(1,223)	2010
Kloshe Illahee	Federal Way	WA	(15,008)	2,408	7,286	—	3,276	2,408	10,562	12,970	(7,734)	1997
La Conner	La Conner	WA	—	—	2,016	—	4,009	—	6,025	6,025	(3,165)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	3,840	796	5,693	6,489	(2,281)	2004
Thunderbird Resort	Monroe	WA	—	500	1,178	6	3,562	506	4,740	5,246	(1,536)	2004
Little Diamond	Newport	WA	—	353	834	5	1,613	358	2,447	2,805	(1,345)	2004
Oceana	Oceana City	WA	—	283	668	4	974	287	1,642	1,929	(797)	2004
Crescent Bar	Quincy	WA	—	314	741	4	1,577	318	2,318	2,636	(1,058)	2004
Long Beach	Seaview	WA	—	321	758	5	2,906	326	3,664	3,990	(1,113)	2004
Paradise RV	Silver Creek	WA	—	466	1,099	6	5,357	472	6,456	6,928	(1,767)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation

				Initial Cost to ELS		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at 12/31/25
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total (3)	Accumulated Depreciation	Date of Acquisition
Rainbow Lake Manor	Bristol	WI	—	4,474	16,594	—	5,810	4,474	22,404	26,878	(8,320)	2013
Fremont Jellystone Park Campground	Fremont	WI	—	1,437	4,296	—	2,286	1,437	6,582	8,019	(3,964)	2004
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	1,177	556	2,806	3,362	(1,501)	2004
Blackhawk Camping Resort	Milton	WI	—	1,789	7,613	—	3,912	1,789	11,525	13,314	(4,035)	2014
Lakeland	Milton	WI	—	3,159	13,830	—	2,875	3,159	16,705	19,864	(6,417)	2014
Westwood Estates	Pleasant Prairie	WI	(19,721)	5,382	19,732	—	3,920	5,382	23,652	29,034	(9,527)	2013
Plymouth Rock	Plymouth	WI	—	2,293	6,879	—	2,732	2,293	9,611	11,904	(4,793)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	1,355	714	3,507	4,221	(2,012)	2006
Lake of the Woods RV	Wautoma	WI	—	1,333	2,238	—	608	1,333	2,846	4,179	(2,261)	2019
Neshonoc Lakeside	West Salem	WI	—	1,106	4,861	(1)	931	1,105	5,792	6,897	(2,384)	2013
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	1,406	522	3,022	3,544	(1,607)	2006
Subtotal of Properties Held for Long Term			(2,779,158)	1,970,073	3,368,128	115,273	2,271,322	2,085,346	5,639,450	7,724,796	(2,703,320)
Realty Systems, Inc.			—	—	—	—	376,949	—	376,949	376,949	(86,119)	2002
Management business and other			—	3,447	578	(619)	73,563	2,828	74,141	76,969	(48,905)
			$(2,779,158)	$1,973,520	$3,368,706	$114,654	$2,721,834	$2,088,174	$6,090,540	$8,178,714	$(2,838,344)
_____________________
(1)The schedule excludes Properties in which we have a non-controlling joint venture interest and account for using the equity method of accounting.
(2)All Properties were acquired, except for The Crossing at Voyager and Country Place, which were constructed.
(3)Aggregate cost for federal income tax purposes is approximately $5.2 billion (unaudited).

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
The following table presents the changes in gross investment in real estate:

(amounts in thousands)	2025	2024	2023
Balance, beginning of year	$7,915,690	$7,706,291	$7,369,561
Acquisitions	—	1,334	10,057
Improvements	230,059	237,215	311,287
Manufactured homes, net	35,388	(26,685)	17,578
Dispositions and other	(2,423)	(2,465)	(2,192)
Balance, end of year	$8,178,714	$7,915,690	$7,706,291

The following table presents the changes in accumulated depreciation related to investment in real estate:

(amounts in thousands)	2025	2024	2023
Balance, beginning of year	$2,639,538	$2,448,876	$2,258,540
Depreciation and amortization	209,281	204,936	200,743
Dispositions and other	(10,475)	(14,274)	(10,407)
Balance, end of year	$2,838,344	$2,639,538	$2,448,876