Form 10-Q
period 2026-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2026-04-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,937,553 shares of Common Stock as of April 22, 2026.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment in real estate:
Land	$2,088,175	$2,088,174
Land improvements	4,825,758	4,784,223
Buildings and other depreciable property	1,320,369	1,306,317
	8,234,302	8,178,714
Accumulated depreciation	(2,889,944)	(2,838,344)
Net investment in real estate	5,344,358	5,340,370
Cash and restricted cash	39,236	26,132
Notes receivable, net	90,252	93,358
Investment in unconsolidated joint ventures	83,069	85,041
Deferred commission expense	57,689	58,149
Other assets, net	134,064	142,343
Total Assets	$5,748,668	$5,745,393

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,763,260	$2,779,158
Term loans, net	437,659	437,455
Unsecured line of credit	89,500	105,000
Accounts payable and other liabilities	169,735	152,536
Deferred membership revenue	220,318	221,498
Accrued interest payable	11,076	11,333
Rents and other customer payments received in advance and security deposits	128,257	120,441
Distributions payable	108,574	103,146
Total Liabilities	3,928,379	3,930,567
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 193,931,077 and 193,835,561 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1,988	1,988
Paid-in capital	1,982,024	1,981,540
Distributions in excess of accumulated earnings	(222,349)	(225,045)
Accumulated other comprehensive income/(loss)	(56)	(2,208)
Total Stockholders’ Equity	1,761,607	1,756,275
Non-controlling interests – Common OP Units	58,682	58,551
Total Equity	1,820,289	1,814,826
Total Liabilities and Equity	$5,748,668	$5,745,393

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2026	2025
Revenues:
Rental income	$339,046	$327,206
Annual membership subscriptions	18,299	16,342
Membership upgrade revenue	3,120	3,052
Other income	14,096	15,555
Gross revenues from home sales, brokered resales and ancillary services	19,096	20,923
Interest income	2,191	2,238
Income from other investments, net	1,774	2,018
Total revenues	397,622	387,334
Expenses:
Property operating and maintenance	121,040	118,566
Real estate taxes	22,100	21,643
Membership sales and marketing	3,837	3,931
Property management	18,671	20,430
Depreciation and amortization	53,136	50,942
Cost of home sales, brokered resales and ancillary services	13,600	13,692
Home selling expenses and ancillary operating expenses	6,823	6,168
General and administrative	11,101	9,239
Casualty-related charges/(recoveries), net	68	217
Other expenses	1,233	1,878
Interest and related amortization	33,645	31,136
Total expenses	285,254	277,842
Income before other items	112,368	109,492
Equity in income/(loss) of unconsolidated joint ventures	(877)	4,901
Consolidated net income	111,491	114,393

Income allocated to non-controlling interests – Common OP Units	(3,587)	(5,201)
Net income available for Common Stockholders	$107,904	$109,192

Consolidated net income	$111,491	$114,393
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	2,152	(1,629)
Consolidated comprehensive income	113,643	112,764
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,656)	(5,127)
Comprehensive income attributable to Common Stockholders	$109,987	$107,637

Earnings per Common Share – Basic	$0.56	$0.57

Earnings per Common Share – Fully Diluted	$0.56	$0.57

Weighted average Common Shares outstanding – Basic	193,676	190,925
Weighted average Common Shares outstanding – Fully Diluted	200,176	200,074

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2025	$1,988	$1,981,540	$—	$(225,045)	$(2,208)	$58,551	$1,814,826
Exchange of Common OP Units for Common Stock	—	22	—	—	—	(22)	—
Issuance of Common Stock through employee stock purchase plan	—	375	—	—	—	—	375
Compensation expenses related to restricted stock and stock options	—	2,148	—	—	—	—	2,148
Repurchase of Common Stock or Common OP Units	—	(1,929)	—	—	—	—	(1,929)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(62)	—	—	—	62	—
Adjustment for fair market value of swaps	—	—	—	—	2,152	—	2,152
Consolidated net income	—	—	—	107,904	—	3,587	111,491
Distributions	—	—	—	(105,208)	—	(3,496)	(108,704)
Other	—	(70)	—	—	—	—	(70)
Balance as of March 31, 2026	$1,988	$1,982,024	$—	$(222,349)	$(56)	$58,682	$1,820,289

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786
Issuance of Common Stock through employee stock purchase plan	—	391	—	—	—	—	391
Compensation expenses related to restricted stock and stock options	—	1,771	—	—	—	—	1,771
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	118	—	—	—	(118)	—
Adjustment for fair market value of swaps	—	—	—	—	(1,629)	—	(1,629)
Consolidated net income	—	—	—	109,192	—	5,201	114,393
Distributions	—	—	—	(98,439)	—	(4,689)	(103,128)
Other	—	(61)	—	—	—	—	(61)
Balance as of March 31, 2025	$1,962	$1,951,391	$—	$(204,226)	$674	$83,464	$1,833,265

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Consolidated net income	$111,491	$114,393
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	54,318	52,176
Amortization of loan costs	1,329	1,239
Equity in (income)/loss of unconsolidated joint ventures	877	(4,901)
Distributions of income from unconsolidated joint ventures	106	74
Proceeds from insurance claims, net	(36)	145
Compensation expense related to incentive plans	2,148	2,334
Revenue recognized from membership upgrade sales upfront payments	(3,697)	(3,220)
Commission expense related to memberships sales	1,705	971
Changes in assets and liabilities:
Manufactured homes, net	(14,313)	(3,074)
Notes receivable, net	3,106	2,996
Deferred commission expense	(1,245)	(1,599)
Other assets, net	9,279	19,632
Accounts payable and other liabilities	18,831	1,627
Deferred membership revenue	2,517	4,372
Rents and other customer payments received in advance and security deposits	7,816	6,225
Net cash provided by operating activities	194,232	193,390
Cash Flows From Investing Activities:
Investment in unconsolidated joint ventures	(149)	(8,690)
Distributions of capital from unconsolidated joint ventures	1,138	7,404
Proceeds from insurance claims, net	—	4,167
Capital improvements	(45,285)	(45,202)
Net cash used in investing activities	(44,296)	(42,321)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Quarters Ended March 31,
	2026	2025
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	375	391
Distributions:
Common Stockholders	(99,825)	(91,229)
Common OP Unitholders	(3,321)	(4,347)
Share based award tax withholding payments	(1,929)	(2,258)
Principal payments and mortgage debt repayment	(16,562)	(16,665)
Line of credit repayment	(207,000)	(199,500)
Line of credit proceeds	191,500	185,500
Other	(70)	(61)
Net cash used in financing activities	(136,832)	(128,169)
Net increase (decrease) in cash and restricted cash	13,104	22,900
Cash and restricted cash, beginning of period	26,132	24,576
Cash and restricted cash, end of period	$39,236	$47,476

	Quarters Ended March 31,
	2026	2025
Supplemental Information:
Cash paid for interest, net	$32,572	$31,661
Cash paid for the purchase of manufactured homes	$21,962	$11,273

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership. The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of 96.8% as of March 31, 2026. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership’s activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with Accounting Standards Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We account for and present rental revenue and utility recoveries as a single component under Rental income in our Consolidated Statements of Income and Comprehensive Income as the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same. The change in allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
Annual membership subscriptions and membership upgrades are accounted for in accordance with ASC 606, Revenue from Contracts with Customers. Membership subscriptions provide our customers access to specific Properties for limited stays at a specified group of Properties. Upgraded memberships provide enhanced benefits for members in good standing, including longer stays, the ability to make earlier reservations, potential discounts on rental units, and potential access to additional properties. Beginning in the first quarter of 2025, membership upgrade product offerings include two- to four-year term subscription products. Prior to the introduction of subscription-based upgrade products, membership upgrades required non-

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
refundable upfront payments, with an option to finance the upfront payments. Beginning in the first quarter of 2025, upfront payment upgrade products and related financing options are no longer being offered by the Company, but members in good standing are entitled to enhanced benefits for as long as they choose to remain in the program.
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
(b)    Restricted Cash
As of March 31, 2026 and December 31, 2025, restricted cash consisted of $20.4 million and $18.2 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. Notes receivable includes a term loan made to an equity method investment of the Company, in the amount of $56.1 million, which is secured by the underlying Properties within the joint venture. Refer to Note 5. Investment in Unconsolidated Joint Ventures.
The fair market value of mortgage notes payable, term loans and interest rate derivatives are measured with Level 2 inputs using quoted prices and observable inputs from similar liabilities as disclosed in Note 6. Borrowing Arrangements and Note 7. Derivative Instruments and Hedging Activities.
We also utilize Level 2 and Level 3 inputs as part of our determination of the purchase price allocation for our acquisitions.
(d)    Allowance for Credit Losses
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

	For the Quarters Ended March 31,
(amounts in thousands):	2026	2025
Balance, beginning	$20,064	$23,576
Provision for losses	1,876	1,692
Write-offs	(2,508)	(2,571)
Balance, ending	$19,432	$22,697
(e)    Insurance Recoveries
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
During the quarters ended March 31, 2026 and 2025, we recognized debris removal and cleanup costs related to hurricane events of $0.1 million and $0.8 million, respectively, with $0.6 million of insurance recovery revenue accruals related to the expenses during the quarter ended March 31, 2025. The debris and cleanup costs and offsetting recovery accrual are reflected in Casualty-related charges/(recoveries), net on the Consolidated Statements of Income and Comprehensive Income. During the quarter ended March 31, 2025, we recognized business interruption recovery revenue of approximately $1.8 million related to Hurricane Ian.

Note 3 – Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”):

	For the Quarters Ended March 31,
(amounts in thousands, except per share data)	2026	2025
Numerators:
Net income available for Common Stockholders – Basic	$107,904	$109,192
Amounts allocated to non-controlling interests (dilutive securities)	3,587	5,201
Net income available for Common Stockholders – Fully Diluted	$111,491	$114,393
Denominators:
Weighted average Common Shares outstanding – Basic	193,676	190,925
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	6,448	9,104
Stock options and restricted stock	52	45
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,176	200,074

Earnings per Common Share – Basic	$0.56	$0.57

Earnings per Common Share – Fully Diluted	$0.56	$0.57

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2025:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
$0.5150	September 30, 2025	September 26, 2025	October 10, 2025
$0.5150	December 31, 2025	December 26, 2025	January 9, 2026
$0.5425	March 31, 2026	March 27, 2026	April 10, 2026
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash. There were 2,406 OP units exchanged for an equal amount of common stock during the quarter ended March 31, 2026. No OP units were exchanged for Common Stock during the quarter ended March 31, 2025.
Equity Offering Program
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of March 31, 2026, the full capacity of our ATM equity offering program remained available for issuance.

Note 5 – Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

	Investment as of
Investment	March 31, 2026	December 31, 2025
RVC (a)	$55,028	$56,638
Other (b)	28,041	28,403
	$83,069	$85,041

				Income/(Loss) for the Quarters Ended (d)
Investment	Location	Number of Sites	Economic Interest (c)	March 31, 2026	March 31, 2025
RVC (a)	Various	1,490	80%	$(1,330)	$(1,645)
Other (b)	Various	2,415	49% to 65%	453	6,546
		3,905		$(877)	$4,901

_____________________
(a)Includes three joint ventures which include eight operating RV communities and one RV property under development.
(b)Includes various other joint ventures.
(c)The percentages shown approximate our economic interest as of March 31, 2026. Our legal ownership interest may differ. We do not exercise control over these entities.
(d)Net of depreciation expense of $1.5 million and $1.3 million for the quarters ended March 31, 2026 and 2025, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 – Investment in Unconsolidated Joint Ventures (continued)
Approximately $0.6 million and $6.8 million of the distributions made to us exceeded our investment basis in joint ventures for the quarters ended March 31, 2026 and 2025, respectively, and as such, were recorded as income from unconsolidated joint ventures for the quarters ended March 31, 2026 and 2025.
During the quarter ended June 30, 2025, we made a $56.1 million term loan to RVC, which is presented within Notes receivable, net on the Consolidated Balance Sheets. The joint venture used the proceeds to repay its senior secured loan at maturity on June 17, 2025. The term loan has an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 1.35% to 1.75%, matures on June 17, 2026 and has an option to extend the maturity date by one year subject to our approval. As of March 31, 2026, the note receivable balance from RVC is $56.1 million.
Note 6 – Borrowing Arrangements
Mortgage Notes Payable
The following table presents the carrying value, fair value and weighted average interest rates for our mortgage notes payable (amounts in thousands except percentages):

			As of March 31, 2026			As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value	Fair Value	Weighted Average Interest Rate	Carrying Value	Fair Value	Weighted Average Interest Rate
Mortgage notes payable	2.44% to 5.06%	2028 to 2041	$2,784,304	$2,384,988	3.77%	$2,800,866	$2,404,789	3.77%
Less: Deferred financing costs, net			$(21,044)			$(21,708)
Mortgage notes payable, net			$2,763,260			$2,779,158

The following table presents the number of encumbered Properties and the gross carrying value of such Properties (gross carrying value in thousands):

	As of March 31, 2026		As of December 31, 2025
	Number of Encumbered Properties	Gross Carrying Value	Number of Encumbered Properties	Gross Carrying Value
Encumbered Properties	112	$3,284,343	112	$3,266,579
Unsecured Debt
The following table presents the carrying value, fair value and weighted average interest rates for our unsecured debt (amounts in thousands):

			As of March 31, 2026		As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value (1)	Effective Interest Rate	Carrying Value (1)	Effective Interest Rate
$240.0 Million Term Loan (2)	SOFR + 1.20% to 1.70%	May 15, 2030	$240,000	4.74%	$240,000	4.74%
$200.0 Million Term Loan	SOFR + 0.10% + 1.20% to 1.70%	January 21, 2027	$200,000	4.88%	$200,000	4.88%
Line of Credit Borrowing (3)	SOFR + 0.10% + 1.25% to 1.65%	July 18, 2028	$89,500	4.98%	$105,000	5.01%
Less: Deferred financing costs, net			$(2,341)		$(2,545)
Total unsecured debt, net			$527,159		$542,455
_____________________
(1)Carrying value approximates fair value.
(2)During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement (the “$240 million Term Loan”) and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively.
(3)As of March 31, 2026, our LOC had a remaining borrowing capacity of $410.4 million.
As of March 31, 2026, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 - Derivative Instruments and Hedging Activities
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
The changes in the fair value of designated derivatives that qualify as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made. Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Consolidated Statements of Cash Flows as the underlying hedged item.
The following table presents the terms of our derivative financial instruments (notional amounts in thousands):

	As of March 31, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.6

	As of December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.9
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of March 31,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2026	2025
Interest rate swaps	Other assets, net	$134	$—
Interest rate swaps	Accounts payable and other liabilities	$190	$2,208

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives on the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship		For the Quarters Ended March 31,
		2026	2025
Interest rate swaps		$(2,274)	$909

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income on the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the Quarters Ended March 31,
		2026	2025
Interest rate swaps	Interest Expense	$(122)	$(721)
During the next twelve months, we estimate that $0.3 million will be reclassified from Accumulated other comprehensive income/(loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. As of March 31, 2026, we had not posted any collateral related to the interest rate swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Deferred Revenue from Membership Upgrades and Deferred Commission Expense
The components of the change in Deferred revenue from membership upgrades and Deferred commission expense were as follows:

	As of March 31,
(amounts in thousands)	2026	2025
Deferred revenue, beginning	$211,171	$218,164
Deferred membership upgrade revenue	985	2,886
Revenue recognized from membership upgrades	(3,697)	(3,220)
Net increase (decrease) in deferred revenue	(2,712)	(334)
Deferred revenue, ending (1)	$208,459	$217,830

Deferred commission expense, beginning	$58,149	$56,516
Deferred commission expense	1,245	1,599
Commission expense recognized	(1,705)	(971)
Net increase in deferred commission expense	(460)	628
Deferred commission expense, ending	$57,689	$57,144
_____________________
(1)Included in Deferred membership revenue on the Consolidated Balance Sheets.
Note 9 – Equity Incentive Awards
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024.
The table below presents shares issued by the Company (grant date fair value amounts in thousands):

Plan	Award Date	Time-Based Awards	Performance Based Awards	Total Awards	Grant Date Fair Value
2024 Equity Incentive Plan	February 4, 2025	49,881	49,884	99,765	$4,372
2024 Equity Incentive Plan	April 29, 2025	18,227	—	18,227	$1,163
2024 Equity Incentive Plan	February 3, 2026	58,739	58,741	117,480	$5,418
For the shares awarded on February 4, 2025, 47,503 are time-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 47,506 shares are performance-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, subject to the achievement of performance goals, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.
Time-based awards for the shares under the 2024 Plan granted on April 29, 2025 are subject to various vesting dates between October 29, 2025 and April 28, 2028.
For the shares awarded on February 3, 2026, 49,375 are time-based awards and vest in equal installments over a three-year period on February 2, 2027, February 1, 2028 and February 6, 2029, respectively, with a separate additional 9,364 shares vesting on February 2, 2027. These time-based awards have a grant date fair value of $3.8 million. The remaining 58,741 shares are performance based, with 49,376 of those shares vesting in equal installments over a three-year period on February 2, 2027, February 1, 2028 and February 6, 2029, respectively, subject to the achievement of performance goals, with a separate additional 9,365 shares vesting on February 2, 2027, subject to the achievement of performance goals. The 25,822 shares of restricted stock subject to 2026 performance goals have a grant date fair value of $1.7 million.
The table below provides the amount of stock-based compensation expense reported in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income:

	For the Quarters Ended March 31,
(amount in thousands)	2026	2025
Stock-Based Compensation Expense	$2,148	$1,771

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 – Commitments and Contingencies
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
Beginning on August 31, 2023 through December 4, 2023, certain private party plaintiffs filed several putative class actions in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc. (“Datacomp”) and several owner/operators of manufactured housing communities, including ELS (the “Datacomp Litigation”), alleging that the community owner/operators used JLT Market Reports produced by Datacomp to conspire to raise manufactured home lot rents in violation of Section 1 of the Sherman Act. ELS purchased Datacomp in connection with the MHVillage/Datacomp acquisition during the year ended December 31, 2021. On December 15, 2023, the plaintiffs filed an amended consolidated complaint captioned, In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-6715. Plaintiffs seek both injunctive relief and monetary damages, including attorneys’ fees. The defendants filed a motion to dismiss on January 29, 2024. On December 4, 2025, the Court granted defendants’ motion to dismiss without prejudice. On January 26, 2026, plaintiffs filed an amended complaint, and defendants filed a motion to dismiss on March 31, 2026.
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of March 31, 2026, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

Note 11 - Reportable Segments
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
All revenues were from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2026 or 2025.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Reportable Segments (continued)

The following tables summarize our segment financial information:
Quarter Ended March 31, 2026

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	380,946	12,711	393,657
Operations expenses	(173,776)	(12,295)	(186,071)
NOI	207,170	416	207,586
Reconciliation to consolidated net income:
Depreciation and amortization			(53,136)
Interest income			2,191
Income from other investments, net			1,774
General and administrative			(11,101)
Casualty-related charges/(recoveries), net			(68)
Other expenses			(1,233)
Interest and related amortization			(33,645)
Equity in income/(loss) of unconsolidated joint ventures			(877)
Consolidated net income			$111,491

Total assets	$5,458,404	290,264	$5,748,668
Capital improvements	$40,645	$4,640	45,285

Quarter Ended March 31, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	369,086	13,992	383,078
Operations expenses	(172,731)	(11,699)	(184,430)
NOI	196,355	2,293	198,648
Reconciliation to consolidated net income:
Depreciation and amortization			(50,942)
Interest income			2,238
Income from other investments, net			2,018
General and administrative			(9,239)
Casualty-related charges/(recoveries), net			(217)
Other expenses			(1,878)
Interest and related amortization			(31,136)
Equity in income/(loss) of unconsolidated joint ventures			4,901
Consolidated net income			$114,393

Total assets	$5,398,043	244,321	$5,642,364
Capital improvements	$43,531	$1,671	45,202

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment:

	For the Quarters Ended March 31,
(amounts in thousands)	2026	2025
Revenues:
Rental income	$335,252	$323,813
Annual membership subscriptions	18,299	16,342
Membership upgrade revenue	3,120	3,052
Other income	14,096	15,555
Gross revenues from ancillary services	10,179	10,324
Total property operations revenues	380,946	369,086
Expenses:
Utility expense	41,183	40,269
Payroll	28,440	28,271
Repairs and maintenance	24,425	22,889
Insurance and other	25,639	25,989
Real estate taxes	22,100	21,643
Membership sales and marketing	3,837	3,931
Cost of ancillary services	4,228	4,445
Ancillary operating expenses	5,253	4,864
Property management	18,671	20,430
Total property operations expenses	173,776	172,731
NOI	$207,170	$196,355

The following table summarizes our financial information for the Home Sales and Rentals Operations segment:

	For the Quarters Ended March 31,
(amounts in thousands)	2026	2025
Revenues:
Rental income (1)	$3,794	$3,393
Gross revenues from home sales and brokered resales	8,917	10,599
Total revenues	12,711	13,992
Expenses:
Rental home operating and maintenance	1,353	1,148
Cost of home sales and brokered resales	9,372	9,247
Home selling expenses	1,570	1,304
Total expenses	12,295	11,699
NOI	$416	$2,293
______________________
(1)Rental income within Home Sales and Rentals Operations does not include base rent related to the rental home Sites. Base rent is included within property operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), as well as information in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of March 31, 2026, we owned or had an ownership interest in a portfolio of 453 Properties located throughout the United States and Canada containing 173,419 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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

Management’s Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of March 31, 2026
MH Sites (1)	75,700
RV Sites:
Annual (1)	34,600
Seasonal	9,800
Transient (1)	20,500
Marina Slips	6,900
Membership (2)	26,000
Total (3)	173,400
_________________________
(1)MH, Annual RV and Transient RV sites include approximately 2,100, 300 and 1,500 joint venture sites, respectively.
(2)Primarily utilized to service approximately 107,100 members. Includes approximately 6,000 Sites rented on an annual basis.
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
Results Overview

(amounts in thousands)	Quarters Ended March 31,
	2026	2025	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.56	$0.57	$(0.01)	(2.6)%
FFO per fully diluted Common Share and OP Unit	$0.83	$0.83	$—	(0.4)%
Normalized FFO per fully diluted Common Share and OP Unit	$0.84	$0.83	$0.01	0.3%
_____________________
1.Calculations prepared using actual results without rounding.

For the quarter ended March 31, 2026, property operating revenues in our Core Portfolio increased 3.7% and property operating expenses in our Core Portfolio, excluding property management, increased 1.8% from the same period in 2025, resulting in increased Income from property operations, excluding property management, of 4.9%.

Management’s Discussion and Analysis (continued)
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe that renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 93.8% for the quarter ended March 31, 2026, 94.4% for the quarter ended March 31, 2025 and 94.0% for the quarter ended December 31, 2025. The decline in average occupancy compared to the quarter ended March 31, 2025 was primarily driven by 362 expansion sites that were added since March 31, 2025. During the quarter ended March 31, 2026, our Core Portfolio occupancy increased by 54 sites, which included increases in rental occupancy of 24 sites and homeowner occupancy of 30 sites compared to December 31, 2025. As of March 31, 2026, we had 2,135 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio decreased 1.4% for the quarter ended March 31, 2026, compared to the same period in 2025, due to an increase in Core Annual RV and marina rental income of 4.2%, offset by decreases in Core Seasonal and Transient RV and marina rental income of 14.8% and 6.9%, respectively. The increase in Core Annual RV and marina base rental income was driven by a 5.1% increase in rate, offset by a 0.9% decline in occupancy since the quarter ended March 31, 2025. The decreases in Core Seasonal and Transient RV and marina rental income were driven by a moderation in demand driven in part by the loss of Canadian guests.
We closed 87 new home sales during the quarter ended March 31, 2026 compared to 117 new home sales during the quarter ended March 31, 2025. The decrease in new home sales during the quarter ended March 31, 2026 was driven by timing of supply of new homes resulting in fewer homes being sold this quarter as compared to the quarter ended March 31, 2025.
Our gross investment in real estate increased $55.6 million to $8,234.3 million as of March 31, 2026 from $8,178.7 million as of December 31, 2025, primarily due to capital improvements during the quarter ended March 31, 2026.
The following chart lists the Properties acquired from January 1, 2025 through March 31, 2026 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2025 (1)				173,200

Expansion Site Development:
Sites added (reconfigured) in 2025				440
Sites added (reconfigured) in 2026				48

Dispositions:
Desert Vista	Salome, Arizona	RV	October 1, 2025	(125)
Valley Vista	Benson, Arizona	RV	October 1, 2025	(145)

Total Sites as of March 31, 2026 (1)				173,400
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

Management’s Discussion and Analysis (continued)
Income from Property Operations and Core Portfolio
We use Income from property operations, Income from property operations, excluding property management, and Core Portfolio income from property operations, excluding property management, as alternative measures to evaluate the operating results of our Properties. Income from property operations represents rental income, membership subscriptions and upgrade revenue, utility and other income less property and rental home operating and maintenance expenses, real estate taxes, membership sales and marketing expenses and property management expenses. Income from property operations, excluding property management, represents Income from property operations excluding property management expenses. Property management represents the expenses associated with indirect costs such as off-site payroll and certain administrative and professional expenses. We believe exclusion of property management expenses is helpful to investors and analysts as a measure of the operating results of our Properties, excluding items that are not directly related to the operation of the Properties. For comparative purposes, we present bad debt expense within Insurance and other in the current and prior periods. We believe that this Non-GAAP financial measure is helpful to investors and analysts as a measure of the operating results of our Properties.
Our Core Portfolio consists of our Properties owned and operated during all of 2025 and 2026. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2025 and 2026, including six Properties in Florida impacted by Hurricane Ian and two Properties in California that were impacted by storm and flooding events.
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

Management’s Discussion and Analysis (continued)
The following table reconciles Net income available for Common Stockholders to Income from property operations:

	Quarters Ended March 31,
(amounts in thousands)	2026	2025
Computation of Income from Property Operations:
Net income available for Common Stockholders	$107,904	$109,192
Income allocated to non-controlling interests – Common OP Units	3,587	5,201
Consolidated net income	111,491	114,393
Equity in (income)/loss of unconsolidated joint ventures	877	(4,901)
Gross revenues from home sales, brokered resales and ancillary services	(19,096)	(20,923)
Interest income	(2,191)	(2,238)
Income from other investments, net	(1,774)	(2,018)
Property management	18,671	20,430
Depreciation and amortization	53,136	50,942
Cost of home sales, brokered resales and ancillary services	13,600	13,692
Home selling expenses and ancillary operating expenses	6,823	6,168
General and administrative	11,101	9,239
Casualty-related charges/(recoveries), net	68	217
Other expenses	1,233	1,878
Interest and related amortization	33,645	31,136
Income from property operations, excluding property management	227,584	218,015
Property management	(18,671)	(20,430)
Income from property operations	$208,913	$197,585

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders:

	Quarters Ended March 31,
(amounts in thousands)	2026	2025
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$107,904	$109,192
Income allocated to non-controlling interests – Common OP Units	3,587	5,201
Depreciation and amortization	53,136	50,942
Depreciation on unconsolidated joint ventures	1,477	1,331
FFO available for Common Stock and OP Unit holders	166,104	166,666
Insurance proceeds due to catastrophic weather event	67	—
Other items (1)	1,125	—
Normalized FFO available for Common Stock and OP Unit holders	$167,296	$166,666
Weighted average Common Shares outstanding – Fully Diluted	200,176	200,074
_____________________
(1)Represents expenses of $1.1 million related to non-operating legal expenses during the quarter ended March 31, 2026.

Management’s Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters ended March 31, 2026 and 2025. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. Our Core Portfolio consists of our Properties owned and operated during all of 2025 and 2026. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2025 and 2026, including six Properties in Florida impacted by Hurricane Ian and two Properties in California that were impacted by storm and flooding events. For the comparison of our results of operations for the quarters ended March 31, 2025 and March 31, 2024 and discussion of our operating activities, investing activities and financing activities for the quarters ended March 31, 2025 and March 31, 2024, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the SEC on April 30, 2025.
Comparison of the Quarter Ended March 31, 2026 to the Quarter Ended March 31, 2025
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
MH base rental income (1)	$195,077	$184,521	$10,556	5.7%	$195,296	$184,704	$10,592	5.7%
Rental home income (1)	3,771	3,382	389	11.5%	3,794	3,393	401	11.8%
RV and marina base rental income (1)	114,484	116,111	(1,627)	(1.4)%	121,258	121,565	(307)	(0.3)%
Annual membership subscriptions	18,066	16,204	1,862	11.5%	18,299	16,342	1,957	12.0%
Membership upgrade revenue (2)(3)	3,120	2,985	135	4.5%	3,120	3,052	68	2.2%
Utility and other income (1)	34,152	32,387	1,765	5.4%	34,515	34,649	(134)	(0.4)%
Property operating revenues	368,670	355,590	13,080	3.7%	376,282	363,705	12,577	3.5%

Utility expense	40,147	39,461	686	1.7%	41,183	40,269	914	2.3%
Payroll	27,459	27,483	(24)	(0.1)%	28,440	28,271	169	0.6%
Repairs and maintenance	23,695	22,264	1,431	6.4%	24,425	22,889	1,536	6.7%
Insurance and other (1)(4)	26,116	26,253	(137)	(0.5)%	27,360	27,539	(179)	(0.6)%
Real estate taxes	21,476	21,068	408	1.9%	22,100	21,643	457	2.1%
Rental home operating and maintenance	1,347	1,146	201	17.5%	1,353	1,148	205	17.9%
Membership sales and marketing (5)	3,822	3,874	(52)	(1.3)%	3,837	3,931	(94)	(2.4)%
Property operating expenses, excluding property management	144,062	141,549	2,513	1.8%	148,698	145,690	3,008	2.1%
Income from property operations, excluding property management (6)	224,608	214,041	10,567	4.9%	227,584	218,015	9,569	4.4%
Property management	18,671	20,430	(1,759)	(8.6)%	18,671	20,430	(1,759)	(8.6)%
Income from property operations(6)	$205,937	$193,611	$12,326	6.4%	$208,913	$197,585	$11,328	5.7%
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
(2)Membership upgrade product offerings consist of two- to four-year term subscription products, which are recognized in Annual membership subscriptions. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500 to $3,000 of earned revenue on an annual basis.
(3)Membership upgrade revenue is net of deferrals of $0.9 million for the quarter ended March 31, 2025.
(4)Includes bad debt expense for all periods presented.
(5)Membership sales and marketing expense is net of sales commission deferrals of $0.9 million and $0.3 million for the quarters ended March 31, 2026 and 2025, respectively.
(6)See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.

Total Portfolio income from property operations for the quarter ended March 31, 2026 increased $11.3 million, or 5.7%, from the same period in 2025 driven by an increase of $12.3 million, or 6.4%, from our Core Portfolio, offset by a decrease of $1.0 million from our Non-Core Portfolio.

Management’s Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended March 31, 2026 increased $10.6 million, or 5.7%, from the same period in 2025, which reflects 5.9% growth from rate increases. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $948 for the quarter ended March 31, 2026 from approximately $895 for the quarter ended March 31, 2025.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended March 31,				Quarters Ended March 31,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Annual	$79,574	$76,334	$3,240	4.2%	$82,300	$78,353	$3,947	5.0%
Seasonal	22,806	26,776	(3,970)	(14.8)%	25,343	28,623	(3,280)	(11.5)%
Transient	12,104	13,001	(897)	(6.9)%	13,615	14,589	(974)	(6.7)%
RV and marina base rental income	$114,484	$116,111	$(1,627)	(1.4)%	$121,258	$121,565	$(307)	(0.3)%
RV and marina base rental income in our Core Portfolio for the quarter ended March 31, 2026 decreased $1.6 million, or 1.4%, from the same period in 2025 due to an increase in Core Annual RV and marina base rental income of 4.2%, offset by decreases in Core Seasonal and Transient RV and marina base rental income of 14.8% and 6.9%, respectively. The decreases in Core Seasonal and Transient RV and marina base rental income were primarily due to softer demand driven in part by a loss of Canadian customers.
Utility and other income in our Core Portfolio for the quarter ended March 31, 2026 increased $1.8 million, or 5.4%, from the same period in 2025. The increase was primarily due to increases of $1.4 million and $0.3 million in utility income and pass-through income, respectively. The increase in utility income was driven by higher expenses driving additional recovery primarily in sewer, trash, water and cable recovery income. The utility recovery rate (utility income divided by utility expenses) for the quarters ended March 31, 2026 and 2025 were approximately 50% and 48%, respectively. The increase in pass-through income was primarily driven by increases in real estate tax pass-throughs to customers in Florida.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended March 31, 2026 increased $2.5 million, or 1.8%, from the same period in 2025, driven by increases in Repairs and maintenance of $1.4 million, Utility expense of $0.7 million and Real estate taxes of $0.4 million. The increase in Repairs and maintenance was primarily driven by higher extraordinary repair and maintenance, lawn and common area maintenance expenses and contract repairs, partially offset by lower security guard expenses. The increase in Utility expense was due to increases in trash, water and sewer expense, partially offset by a decrease in electric expense. The increase in Real estate taxes was primarily due to an increase in real estate taxes in our Florida portfolio.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended March 31,
(amounts in thousands, except home sales volumes)	2026	2025	Variance	% Change
Gross revenues from new home sales	$7,708	$9,429	$(1,721)	(18.3)%
Cost of new home sales	8,014	8,582	(568)	(6.6)%

Gross revenues from used home sales	828	774	54	7.0%
Cost of used home sales	1,235	530	705	133.0%

Gross revenues from brokered resales and ancillary services	10,560	10,720	(160)	(1.5)%
Cost of brokered resales and ancillary services	4,351	4,580	(229)	(5.0)%

Home selling and ancillary operating expenses	6,823	6,168	655	10.6%

Home sales volumes:
New home sales	87	117	(30)	(25.6)%
Used home sales	142	57	85	149.1%
Brokered home resales	113	98	15	15.3%
Gross revenues from new home sales decreased $1.7 million and Cost of new home sales decreased $0.6 million during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 as a result of a change in overall sales mix, resulting in a higher percentage of lower priced homes being sold during the quarter ended March 31, 2026 as compared to the same period in 2025.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended March 31,
(amounts in thousands, except rental unit volumes)	2026	2025	Variance	% Change
Rental operations revenue (1)	$9,721	$8,395	$1,326	15.8%
Rental home operating and maintenance	1,347	1,146	201	17.5%
Depreciation on rental homes (2)	2,642	2,245	397	17.7%

Gross investment in new manufactured home rental units	$265,369	$214,484	$50,885	23.7%
Gross investment in used manufactured home rental units	$14,084	$11,136	$2,948	26.5%

Net investment in new manufactured home rental units	$222,842	$175,858	$46,984	26.7%
Net investment in used manufactured home rental units	$11,055	$7,376	$3,679	49.9%

Number of occupied rentals – new, end of period	1,951	1,724	227	13.2%
Number of occupied rentals – used, end of period	184	194	(10)	(5.2)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.0 million and $5.0 million of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table for the quarters ended March 31, 2026 and 2025, respectively. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $1.3 million, or 15.8%, higher during the quarter ended March 31, 2026 compared to the same period in 2025 primarily due to a 12.1% growth in occupancy and a 3.7% growth in rate.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Quarters Ended March 31,
(amounts in thousands, expenses shown as negative)	2026	2025	Variance	% Change
Depreciation and amortization	$(53,136)	$(50,942)	$(2,194)	(4.3)%
Interest income	2,191	2,238	(47)	(2.1)%
Income from other investments, net	1,774	2,018	(244)	(12.1)%
General and administrative	(11,101)	(9,239)	(1,862)	(20.2)%
Other expenses	(1,233)	(1,878)	645	34.3%
Interest and related amortization	(33,645)	(31,136)	(2,509)	(8.1)%
Total other income and expenses, net	$(95,150)	$(88,939)	$(6,211)	(7.0)%

Total other income and expenses, net decreased $6.2 million, or 7.0%, for the quarter ended March 31, 2026 compared to the same period in 2025 primarily due to higher Interest and related amortization, Depreciation and amortization and General and administrative expense.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures was $5.8 million lower during the quarter ended March 31, 2026 compared to the same period in 2025, primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds in 2025.

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
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise. When investing capital, we consider all potential uses, including returning capital to our stockholders or the conditions under which we may repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, alternative opportunistic capital uses and capital requirements. We believe effective management of our balance sheet, including maintaining various access points to raise capital, managing future debt maturities and borrowing at competitive rates, enables us to meet this objective. Accessing long-term, low-cost secured debt continues to be our focus.
As of March 31, 2026 and December 31, 2025, secured debt encumbered a total of 112 of our Properties, and the gross carrying value of such Properties was approximately $3,284.3 million and $3,266.6 million, respectively.
On November 1, 2024, we entered into our current ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of March 31, 2026, the full capacity of our current ATM equity offering program remained available for issuance.
As of March 31, 2026, we had available liquidity in the form of approximately 406.1 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information

Management’s Discussion and Analysis (continued)
regarding our interest rate swaps, see Part I. Item 1. Financial Statements—Note 7. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of March 31, 2026, our LOC had a remaining borrowing capacity of $410.4 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings, including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the quarters ended March 31,
(amounts in thousands)	2026	2025
Net cash provided by operating activities	$194,232	$193,390
Net cash used in investing activities	(44,296)	(42,321)
Net cash used in financing activities	(136,832)	(128,169)
Net increase (decrease) in cash and restricted cash	$13,104	$22,900
Operating Activities
Net cash provided by operating activities increased $0.8 million to $194.2 million for the quarter ended March 31, 2026 from $193.4 million for the quarter ended March 31, 2025. The increase in net cash provided by operating activities was primarily due to an increase in cash inflows related to accounts payable and other liabilities, partially offset by an increase in cash outflows related to manufactured homes, net, a decrease in cash inflows in other assets, net and a decrease in net income.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the quarters ended March 31,
(amounts in thousands)	2026	2025
Purchase of manufactured homes	$(21,962)	$(11,273)
Sale of manufactured homes	7,649	8,199
Manufactured homes, net	$(14,313)	$(3,074)
Investing Activities
Net cash used in investing activities increased $2.0 million to $44.3 million for the quarter ended March 31, 2026 from $42.3 million for the quarter ended March 31, 2025. The increase was primarily driven by cash outflows related to capital improvements and decreases in distributions of capital from unconsolidated joint ventures and proceeds from insurance claims, net, offset by a decrease in investment in unconsolidated joint ventures.
Capital Improvements
The following table summarizes capital improvements:

	For the quarters ended March 31,
(amounts in thousands)	2026	2025
Asset preservation (1)	$9,989	$9,755
Improvements and renovations(2)	8,165	6,383
Property upgrades and development (3)	20,012	25,461
Site development (4)	4,640	1,671
Total property improvements	42,806	43,270
Corporate	2,479	1,932
Total capital improvements	$45,285	$45,202
______________________

Management’s Discussion and Analysis (continued)
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $3.2 million and $7.4 million of restoration and improvement capital expenditures related to hurricane events for the quarters ended March 31, 2026 and 2025, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $8.6 million to $136.8 million for the quarter ended March 31, 2026 from $128.2 million for the quarter ended March 31, 2025. The increase was primarily due to an increase in distributions to common stock holders of $8.6 million.
Contractual Obligations
Significant ongoing contractual obligations consist primarily of long-term borrowings, interest expense, operating leases, LOC maintenance fees and ground leases. For a summary and complete presentation and description of our ongoing commitments and contractual obligations, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our 2025 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2026, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2026.
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
•impact of public health crises, such as highly infectious or contagious diseases on our business operations, our residents, our customers, our employees and the economy generally;
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

Management’s Discussion and Analysis (continued)
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

For further information on these and other factors that could impact us and the statements contained herein, refer to Part I. Item 1A. Risk Factors in the 2025 Form 10-K and Part II. Item 1A. Risk Factors herein.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We disclosed a quantitative and qualitative analysis regarding market risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2025.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 10. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Item 1A. Risk Factors in our 2025 Form 10-K. On April 1, 2026, we renewed our property and casualty insurance policies. We have updated our risk factors disclosed in Part I. Item 1A. Risk Factors in our 2025 Form 10-K with the risk factor described below.
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

Our current property and casualty insurance policies with respect to our MH and RV Properties, which we plan to renew, expire on April 1, 2027. We have a $125.0 million per occurrence limit with respect to our MH and RV all-risk property insurance program, which includes $75.0 million of coverage per occurrence for named windstorms, which include, for example, hurricanes. The loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25.0 million aggregate loss limit for earthquake(s) in California. The deductibles for this policy primarily range from $500,000 minimum to 5.0% per unit of insurance for most catastrophic events. For most catastrophic events, there is an additional $5.0 million aggregate deductible. We have separate insurance policies with respect to our marina Properties. Those casualty policies expire on November 1, 2026, and the property insurance program renewed on April 1, 2026. The marina property insurance program has a $30.0 million per occurrence limit, subject to self-insurance and a minimum deductible of $100,000 plus, for named windstorms, 5.0% per unit of insurance subject to a $500,000 minimum. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: April 28, 2026	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2026	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)