Form 10-Q
period 2026-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2026-07-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,064,619 shares of Common Stock as of July 22, 2026.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in real estate:
Land	$2,104,661	$2,088,174
Land improvements	4,927,773	4,784,223
Buildings and other depreciable property	1,380,544	1,306,317
	8,412,978	8,178,714
Accumulated depreciation	(2,941,941)	(2,838,344)
Net investment in real estate	5,471,037	5,340,370
Cash and restricted cash	35,629	26,132
Notes receivable, net	31,003	93,358
Investment in unconsolidated joint ventures	40,304	85,041
Deferred commission expense	57,374	58,149
Other assets, net	165,328	142,343
Total Assets	$5,800,675	$5,745,393

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,747,378	$2,779,158
Term loans, net	437,863	437,455
Unsecured line of credit	127,500	105,000
Accounts payable and other liabilities	182,135	152,536
Deferred membership revenue	217,419	221,498
Accrued interest payable	10,889	11,333
Rents and other customer payments received in advance and security deposits	152,166	120,441
Distributions payable	108,720	103,146
Total Liabilities	3,984,070	3,930,567
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 193,972,195 and 193,835,561 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,988	1,988
Paid-in capital	1,984,545	1,981,540
Distributions in excess of accumulated earnings	(231,263)	(225,045)
Accumulated other comprehensive income/(loss)	2,900	(2,208)
Total Stockholders’ Equity	1,758,170	1,756,275
Non-controlling interests – Common OP Units	58,435	58,551
Total Equity	1,816,605	1,814,826
Total Liabilities and Equity	$5,800,675	$5,745,393

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$330,430	$313,287	$669,476	$640,493
Annual membership subscriptions	18,819	16,902	37,118	33,244
Membership upgrade revenue	3,120	3,120	6,240	6,172
Other income	15,252	16,473	29,348	32,028
Gross revenues from home sales, brokered resales and ancillary services	22,805	22,798	41,901	43,721
Interest income	1,580	2,202	3,771	4,440
Income from other investments, net	5,809	2,084	7,583	4,102
Total revenues	397,815	376,866	795,437	764,200
Expenses:
Property operating and maintenance	132,267	127,845	253,307	246,411
Real estate taxes	21,826	21,845	43,926	43,488
Membership sales and marketing	4,551	4,062	8,388	7,993
Property management	21,845	20,723	40,516	41,153
Depreciation and amortization	53,637	52,649	106,773	103,591
Cost of home sales, brokered resales and ancillary services	16,903	16,476	30,503	30,168
Home selling expenses and ancillary operating expenses	7,618	6,988	14,441	13,156
General and administrative	11,872	10,455	22,973	19,694
Casualty-related charges/(recoveries), net	(7,094)	(541)	(7,026)	(324)
Other expenses	1,209	(59)	2,442	1,819
Interest and related amortization	33,824	32,200	67,469	63,336
Total expenses	298,458	292,643	583,712	570,485
Income before other items	99,357	84,223	211,725	193,715
Gain /(Loss) on sale of real estate and impairment, net	(507)	(683)	(507)	(683)
Equity in income/(loss) of unconsolidated joint ventures	668	(47)	(209)	4,854
Consolidated net income	99,518	83,493	211,009	197,886

Income allocated to non-controlling interests – Common OP Units	(3,194)	(3,777)	(6,781)	(8,978)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Net income available for Common Stockholders	$96,316	$79,708	$204,220	$188,900

Consolidated net income	$99,518	$83,493	$211,009	$197,886
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	2,956	(2,684)	5,108	(4,313)
Consolidated comprehensive income	102,474	80,809	216,117	193,573
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,290)	(3,656)	(6,946)	(8,783)
Redeemable perpetual preferred stock dividends	(8)	(8)	(8)	(8)
Comprehensive income attributable to Common Stockholders	$99,176	$77,145	$209,163	$184,782

Earnings per Common Share – Basic	$0.50	$0.42	$1.05	$0.99

Earnings per Common Share – Fully Diluted	$0.50	$0.42	$1.05	$0.99

Weighted average Common Shares outstanding – Basic	193,727	190,992	193,702	190,958
Weighted average Common Shares outstanding – Fully Diluted	200,209	200,095	200,193	200,084

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2025	$1,988	$1,981,540	$—	$(225,045)	$(2,208)	$58,551	$1,814,826
Exchange of Common OP Units for Common Stock	—	22	—	—	—	(22)	—
Issuance of Common Stock through employee stock purchase plan	—	375	—	—	—	—	375
Compensation expenses related to restricted stock and stock options	—	2,148	—	—	—	—	2,148
Repurchase of Common Stock or Common OP Units	—	(1,929)	—	—	—	—	(1,929)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(62)	—	—	—	62	—
Adjustment for fair market value of swaps	—	—	—	—	2,152	—	2,152
Consolidated net income	—	—	—	107,904	—	3,587	111,491
Distributions	—	—	—	(105,208)	—	(3,496)	(108,704)
Other	—	(70)	—	—	—	—	(70)
Balance as of March 31, 2026	$1,988	$1,982,024	$—	$(222,349)	$(56)	$58,682	$1,820,289
Exchange of Common OP Units for Common Stock	—	118	—	—	—	(118)	—
Issuance of Common Stock through employee stock purchase plan	—	602	—	—	—	—	602
Compensation expenses related to restricted stock and stock options	—	2,187	—	—	—	—	2,187
Adjustment for Common OP Unitholders in the Operating Partnership	—	(168)	—	—	—	168	—
Adjustment for fair market value of swaps	—	—	—	—	2,956	—	2,956
Consolidated net income	—	—	8	96,316	—	3,194	99,518
Distributions	—	—	(8)	(105,230)	—	(3,491)	(108,729)
Other	—	(218)	—	—	—	—	(218)
Balance as of June 30, 2026	$1,988	$1,984,545	$—	$(231,263)	$2,900	$58,435	$1,816,605

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2024	$1,962	$1,951,430	$—	$(214,979)	$2,303	$83,070	$1,823,786
Issuance of Common Stock through employee stock purchase plan	—	391	—	—	—	—	391
Compensation expenses related to restricted stock and stock options	—	1,771	—	—	—	—	1,771
Repurchase of Common Stock or Common OP Units	—	(2,258)	—	—	—	—	(2,258)
Adjustment for Common OP Unitholders in the Operating Partnership	—	118	—	—	—	(118)	—
Adjustment for fair market value of swaps	—	—	—	—	(1,629)	—	(1,629)
Consolidated net income	—	—	—	109,192	—	5,201	114,393
Distributions	—	—	—	(98,439)	—	(4,689)	(103,128)
Other	—	(61)	—	—	—	—	(61)
Balance as of March 31, 2025	$1,962	$1,951,391	$—	$(204,226)	$674	$83,464	$1,833,265
Exchange of Common OP Units for Common Stock	—	396	—	—	—	(397)	(1)
Issuance of Common Stock through employee stock purchase plan	—	355	—	—	—	—	355
Compensation expenses related to restricted stock and stock options	—	1,812	—	—	—	—	1,812
Adjustment for Common OP Unitholders in the Operating Partnership	—	40	—	—	—	(40)	—
Adjustment for fair market value of swaps	—	—	—	—	(2,684)	—	(2,684)
Consolidated net income	—	—	8	79,708	—	3,777	83,493
Distributions	—	—	(8)	(98,474)	—	(4,666)	(103,148)
Other	—	(140)	—	—	—	—	(140)
Balance as of June 30, 2025	$1,962	$1,953,854	$—	$(222,992)	$(2,010)	$82,138	$1,812,952

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Consolidated net income	$211,009	$197,886
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Gain)/Loss on sale of real estate and impairment, net	507	683
Depreciation and amortization	109,092	106,044
Amortization of loan costs	2,659	2,481
Equity in (income)/loss of unconsolidated joint ventures	209	(4,854)
Distributions of income from unconsolidated joint ventures	211	147
Proceeds from insurance claims, net	(9,190)	(405)
Compensation expense related to incentive plans	4,335	5,009
Revenue recognized from membership upgrade sales upfront payments	(7,456)	(6,572)
Commission expense related to memberships sales	3,383	2,271
Changes in assets and liabilities:
Manufactured homes, net	(30,543)	(17,055)
Notes receivable, net	5,949	6,498
Deferred commission expense	(2,608)	(3,603)
Other assets, net	(8,469)	(2,880)
Accounts payable and other liabilities	30,772	8,123
Deferred membership revenue	3,377	5,346
Rents and other customer payments received in advance and security deposits	28,933	25,558
Net cash provided by operating activities	342,170	324,677
Cash Flows From Investing Activities:
Real estate acquisitions, net of cash acquired	(1,344)	—
Investment in unconsolidated joint ventures	(292)	(8,904)
Distributions of capital from unconsolidated joint ventures	2,127	8,389
Proceeds from insurance claims, net	—	4,411
Issuance of notes receivable	—	(56,110)
Capital improvements	(109,459)	(104,659)
Net cash used in investing activities	(108,968)	(156,873)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	978	747
Distributions:
Common Stockholders	(205,033)	(189,669)
Common OP Unitholders	(6,818)	(9,036)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,929)	(2,258)
Principal payments and mortgage debt repayment	(33,107)	(119,455)
Term loan proceeds	—	150,000
Line of credit repayment	(401,000)	(526,000)
Line of credit proceeds	423,500	539,000
Debt issuance and defeasance costs	—	(2,494)
Other	(288)	(199)
Net cash used in financing activities	(223,705)	(159,372)
Net increase (decrease) in cash and restricted cash	9,497	8,432
Cash and restricted cash, beginning of period	26,132	24,576
Cash and restricted cash, end of period	$35,629	$33,008

	Six Months Ended June 30,
	2026	2025
Supplemental Information:
Cash paid for interest, net	$65,253	$63,598
Cash paid for the purchase of manufactured homes	$46,945	$33,655

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership. The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of 96.8% as of June 30, 2026. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership’s activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
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
Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with Accounting Standards Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We account for and present rental revenue and utility recoveries as a single component under Rental income in the Consolidated Statements of Income and Comprehensive Income as the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same. The change in allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
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
Membership subscriptions, including subscription-based membership upgrades, are presented within Annual membership subscriptions in the Consolidated Statements of Income and Comprehensive Income. Payments for membership subscriptions are deferred and recognized on a straight-line basis over the period during which access to Sites at certain Properties is provided. Membership subscription receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses. Non-refundable upfront payments on our legacy product offerings are recognized on a straight-line basis over 24 years and are presented within Membership upgrade revenue in the Consolidated Statements of Income and Comprehensive Income. Financed upgrade sales (also known as contract receivables) are presented within Notes receivable, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
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
(b)    Restricted Cash
As of June 30, 2026 and December 31, 2025, restricted cash consisted of $24.1 million and $18.2 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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
The carrying values of cash and restricted cash, accounts receivable and accounts payable approximate their fair market values due to the short-term nature of these instruments. The carrying value of notes receivable approximates the fair market value as the interest rates are generally comparable to current market rates. As of December 31, 2025, notes receivable included a $56.1 million term loan made to RVC Core, LLC, an equity method investment of the Company, which was secured by the underlying Properties within the joint venture. During the quarter ended June 30, 2026, the $56.1 million term loan was eliminated in consolidation upon the acquisition of the remaining 20% ownership interest in RVC Core, LLC. Refer to Note 5. Investment in Real Estate.
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

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands):	2026	2025	2026	2025
Balance, beginning	$19,432	$22,697	$20,064	$23,576
Provision for losses	1,820	1,809	3,696	3,501
Write-offs	(2,423)	(2,613)	(4,931)	(5,184)
Balance, ending	$18,829	$21,893	$18,829	$21,893
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
During the quarter ended June 30, 2025, we recognized debris removal and cleanup costs related to hurricane events of $0.3 million, with $0.2 million of insurance recovery revenue accruals related to the expenses. During the quarters and six months ended June 30, 2026 and 2025, we also recognized $7.1 million and $0.6 million, respectively, of insurance recovery revenue in excess of expenses related to hurricane events. During the six months ended June 30, 2026 and 2025, we recognized debris removal and cleanup costs related to hurricane events of $0.1 million and $1.1 million, respectively, with $0.8 million of insurance recovery revenue accruals related to the expenses during the six months ended June 30, 2025. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.
During the quarters ended June 30, 2026 and 2025, we recognized business interruption recovery revenue of $3.8 million and $2.2 million, respectively, related to Hurricane Ian. During the six months ended June 30, 2026 and 2025, we recognized business interruption recovery revenue of $3.8 million and $4.0 million, respectively, related to Hurricane Ian. Business interruption recovery revenue is presented in Income from other investments, net for the quarter and six months ended June 30, 2026 and within Other income for the quarter and six months ended June 30, 2025 in the Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Earnings Per Common Share

Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”):

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except per share data)	2026	2025	2026	2025
Numerators:
Net income available for Common Stockholders – Basic	$96,316	$79,708	$204,220	$188,900
Amounts allocated to non-controlling interests (dilutive securities)	3,194	3,777	6,781	8,978
Net income available for Common Stockholders – Fully Diluted	$99,510	$83,485	$211,001	$197,878
Denominators:
Weighted average Common Shares outstanding – Basic	193,727	190,992	193,702	190,958
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	6,437	9,068	6,442	9,086
Stock options and restricted stock	45	35	49	40
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,209	200,095	200,193	200,084

Earnings per Common Share – Basic	$0.50	$0.42	$1.05	$0.99

Earnings per Common Share – Fully Diluted	$0.50	$0.42	$1.05	$0.99

Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2025:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
$0.5150	September 30, 2025	September 26, 2025	October 10, 2025
$0.5150	December 31, 2025	December 26, 2025	January 9, 2026
$0.5425	March 31, 2026	March 27, 2026	April 10, 2026
$0.5425	June 30, 2026	June 26, 2026	July 10, 2026
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash. There were 13,000 OP units exchanged for an equal amount of common stock during the quarter ended June 30, 2026 and 15,406 OP units exchanged for an equal amount of common stock during the six months ended June 30, 2026. There were 43,324 OP units exchanged for an equal amount of common stock during the quarter and six months ended June 30, 2025.
Equity Offering Program
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of June 30, 2026, the full capacity of our ATM equity offering program remained available for issuance.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Real Estate
Acquisitions
On April 30, 2026, we acquired the remaining 20% ownership interests in certain RVC joint ventures for a purchase price of $4.4 million and capitalized transaction costs of $0.1 million. Following the acquisition, we own 100% of the ownership interests, and accordingly, consolidate the results of these joint ventures in the consolidated financial statements.
The acquired interests were accounted for as an asset acquisition, and we did not remeasure our previously held equity interests as of April 30, 2026. Total acquisition costs allocated of $103.3 million include our existing basis in the acquired RVC joint ventures of $42.5 million, cash consideration and capitalized transaction costs of $4.5 million and the $56.3 million term loan, inclusive of interest receivable, with RVC Core, LLC, which was eliminated upon consolidation. The acquired RVC joint ventures include seven RV properties and one land parcel.
The following table summarizes the net assets recorded as part of the acquisitions as of April 30, 2026:

(in thousands)
Land	16,487
Land improvements	55,432
Buildings and other depreciable property	31,350
Investment in real estate	$103,269

Other assets, net	32
Net assets acquired	$103,301

Note 6 - Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

	Investment as of
Investment	June 30, 2026	December 31, 2025
RVC (a)	$12,873	$56,638
Other (b)	27,431	28,403
	$40,304	$85,041

				Income/(Loss) for the Quarters Ended (d)		Income/(Loss) for the Six Months Ended (d)
Investment	Location	Number of Sites	Economic Interest (c)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
RVC (a)	Various	203	80%	$412	$(163)	$(918)	$(1,809)
Other (b)	Various	2,415	49% to 65%	256	116	709	6,663
		2,618		$668	$(47)	$(209)	$4,854

_____________________
(a)As of June 30, 2026, our investment in RVC includes one joint venture that owns one RV community.
(b)Includes various other joint ventures.
(c)The percentages shown approximate our economic interest as of June 30, 2026. Our legal ownership interest may differ. We do not exercise control over these entities.
(d)Net of depreciation expense of $0.9 million and $1.5 million for the quarters ended June 30, 2026 and 2025, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2026 and 2025.
Approximately $0.6 million and $0.5 million of the distributions made to us exceeded our investment basis in joint ventures for the quarters ended June 30, 2026 and 2025, respectively, and as such, were recorded as income from unconsolidated joint ventures for the quarters ended June 30, 2026 and 2025.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Unconsolidated Joint Ventures (continued)
Approximately $1.2 million and $7.3 million of the distributions made to us exceeded our investment basis in joint venture for the six months ended June 30, 2026 and 2025, respectively, and as such, were recorded as equity in income/(loss) of unconsolidated joint ventures for the six months ended June 30, 2026 and 2025.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
The following table presents the carrying value, fair value and weighted average interest rates for our mortgage notes payable (amounts in thousands except percentages):

			As of June 30, 2026			As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value	Fair Value	Weighted Average Interest Rate	Carrying Value	Fair Value	Weighted Average Interest Rate
Mortgage notes payable	2.44% to 5.06%	2028 to 2041	$2,767,759	$2,354,587	3.77%	$2,800,866	$2,404,789	3.77%
Less: Deferred financing costs, net			$(20,381)			$(21,708)
Mortgage notes payable, net			$2,747,378			$2,779,158

The following table presents the number of encumbered Properties and the gross carrying value of such Properties (gross carrying value in thousands):

	As of June 30, 2026		As of December 31, 2025
	Number of Encumbered Properties	Gross Carrying Value	Number of Encumbered Properties	Gross Carrying Value
Encumbered Properties	112	$3,304,614	112	$3,266,579
Unsecured Debt
The following table presents the carrying value, fair value and weighted average interest rates for our unsecured debt (amounts in thousands):

			As of June 30, 2026		As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value (1)	Effective Interest Rate	Carrying Value (1)	Effective Interest Rate
$240.0 Million Term Loan (2)	SOFR + 1.20% to 1.70%	May 15, 2030	$240,000	4.74%	$240,000	4.74%
$200.0 Million Term Loan	SOFR + 0.10% + 1.20% to 1.70%	January 21, 2027	$200,000	4.88%	$200,000	4.88%
Line of Credit Borrowing (3)	SOFR + 0.10% + 1.25% to 1.65%	July 18, 2028	$127,500	4.97%	$105,000	5.01%
Less: Deferred financing costs, net			$(2,137)		$(2,545)
Total unsecured debt, net			$565,363		$542,455
_____________________
(1)Carrying value approximates fair value.
(2)During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement (the “$240 million Term Loan”) and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively.
(3)As of June 30, 2026, our LOC had a remaining borrowing capacity of $372.4 million.
As of June 30, 2026, we were in compliance in all material respects with the covenants in all our borrowing arrangements.
Note 8 - Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We record all derivatives at fair value. Our objective in utilizing interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 - Derivative Instruments and Hedging Activities (continued)
swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of designated derivatives that qualify as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings in the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made. Proceeds or payments from premiums and periodic settlements of derivative instruments are classified in the same section of the Consolidated Statements of Cash Flows as the underlying hedged item.
The following table presents the terms of our derivative financial instruments (notional amounts in thousands):

	As of June 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.4

	As of December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.9
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of June 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2026	2025
Interest rate swaps	Other assets, net	$2,900	$—
Interest rate swaps	Accounts payable and other liabilities	$—	$2,208

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives in the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship		For the Quarters Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Interest rate swaps		$(3,032)	$1,874	$(5,306)	$2,782

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income in the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the Quarters Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Interest rate swaps	Interest Expense	$(76)	$(810)	$(198)	$(1,531)
During the next twelve months, we estimate that $1.2 million will be reclassified from Accumulated other comprehensive income/(loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. As of June 30, 2026, we had not posted any collateral related to the interest rate swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue from Membership Upgrades and Deferred Commission Expense
The components of the change in Deferred revenue from membership upgrades and Deferred commission expense were as follows:

	As of June 30,
(amounts in thousands)	2026	2025
Deferred revenue, beginning	$211,171	$218,164
Deferred membership upgrade revenue	2,022	4,246
Revenue recognized from membership upgrades	(7,456)	(6,572)
Net increase (decrease) in deferred revenue	(5,434)	(2,326)
Deferred revenue, ending (1)	$205,737	$215,838

Deferred commission expense, beginning	$58,149	$56,516
Deferred commission expense	2,608	3,603
Commission expense recognized	(3,383)	(2,271)
Net increase (decrease) in deferred commission expense	(775)	1,332
Deferred commission expense, ending	$57,374	$57,848
_____________________
(1)Included in Deferred membership revenue on the Consolidated Balance Sheets.
Note 10 – Equity Incentive Awards
Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by the Board of Directors on February 6, 2024 and approved by our stockholders on April 30, 2024.
The table below presents shares issued by the Company (grant date fair value amounts in thousands):

Plan	Award Date	Time-Based Awards	Performance Based Awards	Total Awards	Grant Date Fair Value
2024 Equity Incentive Plan	February 4, 2025	49,881	49,884	99,765	$4,372
2024 Equity Incentive Plan	April 29, 2025	18,227	—	18,227	$1,163
2024 Equity Incentive Plan	February 3, 2026	58,739	58,741	117,480	$5,418
2024 Equity Incentive Plan	April 28, 2026	18,569	—	18,569	$1,162
For the shares awarded on February 4, 2025, 47,503 are time-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 47,506 shares are performance-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, respectively, subject to the achievement of performance goals, with the remaining 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027, subject to the achievement of performance goals. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.

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
Time-based awards for the shares under the 2024 Plan granted on April 28, 2026 are subject to various vesting dates between October 28, 2026 and April 27, 2029.
The table below provides the amount of stock-based compensation expense reported in General and administrative expense in the Consolidated Statements of Income and Comprehensive Income:

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
(amount in thousands)	2026	2025	2026	2025
Stock-Based Compensation Expense	$2,187	$1,812	$4,335	$3,583
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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of June 30, 2026, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
All revenues were from external customers, and there is no customer who contributed 10% or more of our total revenues during the quarters or six months ended June 30, 2026 or 2025.
The following tables summarize our segment financial information:
Quarter Ended June 30, 2026

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$376,245	$14,181	$390,426
Operations expenses	(191,551)	(13,459)	(205,010)
NOI	184,694	722	185,416
Reconciliation to consolidated net income:
Depreciation and amortization			(53,637)
Gain/(Loss) on sale of real estate and impairment, net			(507)
Interest income			1,580
Income from other investments, net			5,809
General and administrative			(11,872)
Casualty-related (charges)/recoveries, net			7,094
Other expenses			(1,209)
Interest and related amortization			(33,824)
Equity in income/(loss) of unconsolidated joint ventures			668
Consolidated net income			$99,518

Total assets	$5,493,537	$307,138	$5,800,675
Capital improvements	$55,911	$8,263	$64,174

Quarter Ended June 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$358,381	$14,199	$372,580
Operations expenses	(184,916)	(13,023)	(197,939)
NOI	173,465	1,176	174,641
Reconciliation to consolidated net income:
Depreciation and amortization			(52,649)
Gain/(Loss) on sale of real estate and impairment, net			(683)
Interest income			2,202
Income from other investments, net			2,084
General and administrative			(10,455)
Casualty-related (charges)/recoveries, net			541
Other expenses			59
Interest and related amortization			(32,200)
Equity in income/(loss) of unconsolidated joint ventures			(47)
Consolidated net income			$83,493

Total assets	$5,465,841	$255,042	$5,720,883
Capital improvements	$55,983	$3,475	$59,458

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
Six Months Ended June 30, 2026

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$757,191	$26,892	$784,083
Operations expenses	(365,327)	(25,754)	(391,081)
NOI	391,864	1,138	393,002
Reconciliation to consolidated net income:
Depreciation and amortization			(106,773)
Gain/(Loss) on sale of real estate and impairment, net			(507)
Interest income			3,771
Income from other investments, net			7,583
General and administrative			(22,973)
Casualty-related (charges)/recoveries, net			7,026
Other expenses			(2,442)
Interest and related amortization			(67,469)
Equity in income/(loss) of unconsolidated joint ventures			(209)
Consolidated net income			$211,009

Total assets	$5,493,537	$307,138	$5,800,675
Capital improvements	$96,555	$12,904	$109,459

Six Months Ended June 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$727,467	$28,191	$755,658
Operations expenses	(357,647)	(24,722)	(382,369)
NOI	369,820	3,469	373,289
Reconciliation to consolidated net income:
Depreciation and amortization			(103,591)
Gain/(Loss) on sale of real estate and impairment, net			(683)
Interest income			4,440
Income from other investments, net			4,102
General and administrative			(19,694)
Casualty-related (charges)/recoveries, net			324
Other expenses			(1,819)
Interest and related amortization			(63,336)
Equity in income/(loss) of unconsolidated joint ventures			4,854
Consolidated net income			$197,886

Total assets	$5,465,841	$255,042	$5,720,883
Capital improvements	$99,513	$5,146	$104,659

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Revenues:
Rental income	$326,533	$309,747	$661,785	$633,560
Annual membership subscriptions	18,819	16,902	37,118	33,244
Membership upgrade revenue	3,120	3,120	6,240	6,172
Other income	15,252	16,473	29,348	32,028
Gross revenues from ancillary services	12,521	12,139	22,700	22,463
Total property operations revenues	376,245	358,381	757,191	727,467
Expenses:
Utility expense	41,681	39,182	82,864	79,451
Payroll	32,936	31,815	61,376	60,086
Repairs and maintenance	30,849	29,495	55,274	52,384
Insurance and other	25,373	26,050	51,012	52,039
Real estate taxes	21,826	21,845	43,926	43,488
Membership sales and marketing	4,551	4,062	8,388	7,993
Cost of ancillary services	6,718	6,177	10,946	10,622
Ancillary operating expenses	5,772	5,567	11,025	10,431
Property management	21,845	20,723	40,516	41,153
Total property operations expenses	191,551	184,916	365,327	357,647
NOI	$184,694	$173,465	$391,864	$369,820

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Revenues:
Rental income (1)	$3,897	$3,540	$7,691	$6,933
Gross revenues from home sales and brokered resales	10,284	10,659	19,201	21,258
Total revenues	14,181	14,199	26,892	28,191
Expenses:
Rental home operating and maintenance	1,428	1,303	2,781	2,451
Cost of home sales and brokered resales	10,185	10,299	19,557	19,546
Home selling expenses	1,846	1,421	3,416	2,725
Total expenses	13,459	13,023	25,754	24,722
NOI	$722	$1,176	$1,138	$3,469
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of June 30, 2026, we owned or had an ownership interest in a portfolio of 453 Properties located throughout the United States and Canada containing 173,559 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV and marina Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income/(loss) of unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Management’s Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of June 30, 2026
MH Sites (1)	75,900
RV Sites:
Annual (1)	34,300
Seasonal	9,800
Transient (1)	20,700
Marina Slips	6,900
Membership (2)	26,000
Total	173,600
_________________________
(1)MH, Annual RV and Transient RV sites include approximately 2,100, 200 and 300 joint venture sites, respectively.
(2)Primarily utilized to service approximately 107,900 members. Includes approximately 6,000 Sites rented on an annual basis.

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
Results Overview

(amounts in thousands)	Quarters Ended June 30,
	2026	2025	$ Change	% Change (1)
Net Income per fully diluted Common Share	$0.50	$0.42	$0.08	19.1%
FFO per fully diluted Common Share and OP Unit	$0.77	$0.69	$0.08	11.7%
Normalized FFO per fully diluted Common Share and OP Unit	$0.74	$0.69	$0.05	7.7%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change (1)
Net Income per fully diluted Common Share	$1.05	$0.99	$0.06	6.6%
FFO per fully diluted Common Share and OP Unit	$1.60	$1.52	$0.08	5.1%
Normalized FFO per fully diluted Common Share and OP Unit	$1.58	$1.52	$0.06	3.6%
_____________________
1.Calculations prepared using actual results without rounding.

For the quarter ended June 30, 2026, property operating revenues in our Core Portfolio increased 4.9% and property operating expenses in our Core Portfolio, excluding property management, increased 2.9% from the same period in 2025, resulting in increased Income from property operations, excluding property management, of 6.5%.

Management’s Discussion and Analysis (continued)
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe that renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 93.8% for the quarter ended June 30, 2026, 94.3% for the quarter ended June 30, 2025 and 94.0% for the quarter ended December 31, 2025. The decline in average occupancy compared to the quarter ended June 30, 2025 was primarily driven by 503 expansion sites that were added since June 30, 2025. During the quarter ended June 30, 2026, our Core Portfolio occupancy increased by 13 sites, which included increases in rental occupancy of 11 sites and homeowner occupancy of 2 sites compared to March 31, 2026. As of June 30, 2026, we had 2,146 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 1.8% for the quarter ended June 30, 2026, compared to the same period in 2025, due to an increase in Core Annual RV and marina base rental income of 5.4%, offset by decreases in Core Seasonal and Transient RV and marina base rental income of 11.2% and 8.9%, respectively. The increase in Core Annual RV and marina base rental income was driven by a 5.3% increase in rate and a 0.1% gain in occupancy since the quarter ended June 30, 2025. The decreases in Core Seasonal and Transient RV and marina base rental income were primarily due to lower occupancy.
We closed 98 new home sales during the quarter ended June 30, 2026 compared to 117 new home sales during the quarter ended June 30, 2025.
Our gross investment in real estate increased $234.3 million to $8,413.0 million as of June 30, 2026 from $8,178.7 million as of December 31, 2025, primarily due to the consolidation of our investments in certain RVC joint ventures of $103.3 million and capital improvements during the six months ended June 30, 2026.
The following chart lists the Properties acquired from January 1, 2025 through June 30, 2026 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2025 (1)(2)				173,200

Expansion Site Development:
Sites added (reconfigured) in 2025				440
Sites added (reconfigured) in 2026				188

Dispositions:
Desert Vista	Salome, Arizona	RV	October 1, 2025	(125)
Valley Vista	Benson, Arizona	RV	October 1, 2025	(145)

Total Sites as of June 30, 2026 (1)				173,600
______________________
(1)Sites are approximate.
(2)Includes RVC site count.
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
Our Core Portfolio consists of our Properties owned and operated during all of 2025 and 2026. Core Portfolio income from property operations, excluding property management, is useful to investors for annual comparison as it removes the fluctuations associated with acquisitions, dispositions and significant transactions or unique situations. Our Non-Core Portfolio includes all Properties that were not owned and operated during all of 2025 and 2026, including six Properties in Florida impacted by Hurricane Ian, two Properties in California that were impacted by storm and flooding events and seven acquired RVC properties.
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

Management’s Discussion and Analysis (continued)
The following table reconciles Net income available for Common Stockholders to Income from property operations:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Computation of Income from Property Operations:
Net income available for Common Stockholders	$96,316	$79,708	$204,220	$188,900
Redeemable perpetual preferred stock dividends	8	8	8	8
Income allocated to non-controlling interests – Common OP Units	3,194	3,777	6,781	8,978
Consolidated net income	99,518	83,493	211,009	197,886
Equity in (income)/loss of unconsolidated joint ventures	(668)	47	209	(4,854)
(Gain)/Loss on sale of real estate and impairment, net	507	683	507	683
Gross revenues from home sales, brokered resales and ancillary services	(22,805)	(22,798)	(41,901)	(43,721)
Interest income	(1,580)	(2,202)	(3,771)	(4,440)
Income from other investments, net	(5,809)	(2,084)	(7,583)	(4,102)
Property management	21,845	20,723	40,516	41,153
Depreciation and amortization	53,637	52,649	106,773	103,591
Cost of home sales, brokered resales and ancillary services	16,903	16,476	30,503	30,168
Home selling expenses and ancillary operating expenses	7,618	6,988	14,441	13,156
General and administrative	11,872	10,455	22,973	19,694
Casualty-related charges/(recoveries), net (1)	(7,094)	(541)	(7,026)	(324)
Other expenses	1,209	(59)	2,442	1,819
Interest and related amortization	33,824	32,200	67,469	63,336
Income from property operations, excluding property management	208,977	196,030	436,561	414,045
Property management	(21,845)	(20,723)	(40,516)	(41,153)
Income from property operations	$187,132	$175,307	$396,045	$372,892
______________________
1.Casualty-related charges/(recoveries), net for the quarter and six months ended June 30, 2026 includes insurance recovery revenue of $7.1 million for reimbursement of capital expenditures.

The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders:

	Quarters Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$96,316	$79,708	$204,220	$188,900
Income allocated to non-controlling interests – Common OP Units	3,194	3,777	6,781	8,978
Depreciation and amortization	53,637	52,649	106,773	103,591
Depreciation on unconsolidated joint ventures	890	1,466	2,367	2,797
(Gain)/Loss on sale of real estate and impairment, net	507	683	507	683
FFO available for Common Stock and OP Unit holders	154,544	138,283	320,648	304,949
Insurance proceeds due to catastrophic weather event	(7,078)	(593)	(7,011)	(593)
Other items (1)	860	—	1,985	—
Normalized FFO available for Common Stock and OP Unit holders	$148,326	$137,690	$315,622	$304,356
Weighted average Common Shares outstanding – Fully Diluted	200,209	200,095	200,193	200,084
_____________________
(1)Represents expenses of $0.9 million and $2.0 million related to non-operating legal expenses during the quarter and six months ended June 30, 2026, respectively.

Management’s Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and six months ended June 30, 2026 and 2025 and our operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. For the comparison of our results of operations for the quarters and six months ended June 30, 2025 and June 30, 2024 and discussion of our operating activities, investing activities and financing activities for the six months ended June 30, 2025 and June 30, 2024, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, filed with the SEC on July 29, 2025.
Comparison of the Quarter Ended June 30, 2026 to the Quarter Ended June 30, 2025
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
MH base rental income (1)	$196,931	$186,196	$10,735	5.8%	$197,164	$186,382	$10,782	5.8%
Rental home income (1)	3,867	3,529	338	9.6%	3,897	3,540	357	10.1%
RV and marina base rental income (1)	103,442	101,586	1,856	1.8%	110,475	106,123	4,352	4.1%
Annual membership subscriptions	18,524	16,712	1,812	10.8%	18,819	16,902	1,917	11.3%
Membership upgrade revenue (2)	3,120	3,120	—	—%	3,120	3,120	—	—%
Utility and other income (1)	35,059	32,900	2,159	6.6%	35,807	35,328	479	1.4%
Property operating revenues	360,943	344,043	16,900	4.9%	369,282	351,395	17,887	5.1%

Utility expense	40,350	38,164	2,186	5.7%	41,681	39,182	2,499	6.4%
Payroll	31,601	30,926	675	2.2%	32,936	31,815	1,121	3.5%
Repairs and maintenance	29,942	28,592	1,350	4.7%	30,849	29,495	1,354	4.6%
Insurance and other (1)(3)	25,825	26,340	(515)	(2.0)%	27,034	27,663	(629)	(2.3)%
Real estate taxes	21,186	21,182	4	—%	21,826	21,845	(19)	(0.1)%
Rental home operating and maintenance	1,420	1,300	120	9.2%	1,428	1,303	125	9.6%
Membership sales and marketing	4,544	4,042	502	12.4%	4,551	4,062	489	12.0%
Property operating expenses, excluding property management	154,868	150,546	4,322	2.9%	160,305	155,365	4,940	3.2%
Income from property operations, excluding property management (4)	206,075	193,497	12,578	6.5%	208,977	196,030	12,947	6.6%
Property management	21,845	20,723	1,122	5.4%	21,845	20,723	1,122	5.4%
Income from property operations (4)	$184,230	$172,774	$11,456	6.6%	$187,132	$175,307	$11,825	6.7%
_____________________
(1)Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income in the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income in the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Insurance and other in this table.
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
(4)See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.

Total Portfolio income from property operations for the quarter ended June 30, 2026 increased $11.8 million, or 6.7%, from the same period in 2025 driven by increases of $11.5 million, or 6.6%, from our Core Portfolio and $0.3 million from our Non-Core Portfolio.

Management’s Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended June 30, 2026 increased $10.7 million, or 5.8%, from the same period in 2025, which reflects 5.8% growth from rate increases. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $956 for the quarter ended June 30, 2026 from approximately $904 for the quarter ended June 30, 2025.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended June 30,				Quarters Ended June 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Annual	$81,527	$77,339	$4,188	5.4%	$84,495	$79,823	$4,672	5.9%
Seasonal	6,406	7,216	(810)	(11.2)%	6,855	7,705	(850)	(11.0)%
Transient	15,509	17,031	(1,522)	(8.9)%	19,125	18,595	530	2.9%
RV and marina base rental income	$103,442	$101,586	$1,856	1.8%	$110,475	$106,123	$4,352	4.1%
RV and marina base rental income in our Core Portfolio for the quarter ended June 30, 2026 increased $1.9 million, or 1.8%, from the same period in 2025 due to an increase in Core Annual RV and marina base rental income of 5.4%, offset by decreases in Core Seasonal and Transient RV and marina base rental income of 11.2% and 8.9%, respectively. The increase in Core Annual RV and marina base rental income was driven by an increase in rate of 5.3%. The decrease in Core Transient RV and marina base rental income was primarily due to lower occupancy in the South, Pacific West and Central regions.
Utility and other income in our Core Portfolio for the quarter ended June 30, 2026 increased $2.2 million, or 6.6%, from the same period in 2025. The increase was primarily due to increases of $1.8 million and $0.4 million in utility income and pass-through income, respectively. The increase in utility income was driven by higher expenses driving additional recovery primarily in sewer, electric, trash and water. The utility recovery rate (utility income divided by utility expenses) for the quarters ended June 30, 2026 and 2025 were approximately 50.5% and 48.8%, respectively. The increase in pass-through income was primarily driven by increases in real estate tax pass-throughs to customers in Florida.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended June 30, 2026 increased $4.3 million, or 2.9%, from the same period in 2025, driven by increases in Utility expense of $2.2 million and Repairs and maintenance of $1.4 million, partially offset by a decrease in Insurance and other of $0.5 million. The increase in Utility expense was due to increases in sewer, water and trash expenses. The increase in Repair and maintenance expense was due to increases in extraordinary repair and maintenance expense, lawn and common area maintenance expense and pool expense. The decrease in Insurance and other was due primarily to a decrease in insurance expense as a result of our April 1, 2026 property and casualty insurance renewal.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended June 30,
(amounts in thousands, except home sales volumes)	2026	2025	Variance	% Change
Gross revenues from new home sales	$9,028	$9,444	$(416)	(4.4)%
Cost of new home sales	8,542	8,908	(366)	(4.1)%

Gross revenues from used home sales	698	761	(63)	(8.3)%
Cost of used home sales	1,446	1,232	214	17.4%

Gross revenues from brokered resales and ancillary services	13,079	12,593	486	3.9%
Cost of brokered resales and ancillary services	6,915	6,336	579	9.1%

Home selling and ancillary operating expenses	7,618	6,988	630	9.0%

Home sales volumes:
New home sales	98	117	(19)	(16.2)%
Used home sales	137	85	52	61.2%
Brokered home resales	143	126	17	13.5%
Gross revenues from brokered resales and ancillary services and Cost of brokered resales and ancillary services increased by $0.5 million and $0.6 million, respectively, during the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. The increases were the result of higher revenue and cost of sales related to ancillary services offered at our Properties.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended June 30,
(amounts in thousands, except rental unit volumes)	2026	2025	Variance	% Change
Rental operations revenue (1)	$9,921	$8,749	$1,172	13.4%
Rental home operating and maintenance	1,420	1,300	120	9.2%
Depreciation on rental homes (2)	2,799	2,878	(79)	(2.7)%

Gross investment in new manufactured home rental units	$281,885	$227,739	$54,146	23.8%
Gross investment in used manufactured home rental units	$16,464	$10,010	$6,454	64.5%

Net investment in new manufactured home rental units	$237,937	$188,686	$49,251	26.1%
Net investment in used manufactured home rental units	$13,408	$6,513	$6,895	105.9%

Number of occupied rentals – new, end of period	1,962	1,816	146	8.0%
Number of occupied rentals – used, end of period	184	189	(5)	(2.6)%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.0 million and $5.2 million of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table for the quarters ended June 30, 2026 and 2025, respectively. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $1.2 million, or 13.4%, higher during the quarter ended June 30, 2026 compared to the same period in 2025 primarily due to a 8.9% growth in occupancy and a 4.5% growth in rate.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Quarters Ended June 30,
(amounts in thousands, expenses shown as negative)	2026	2025	Variance	% Change
Depreciation and amortization	$(53,637)	$(52,649)	$(988)	(1.9)%
Interest income	1,580	2,202	(622)	(28.2)%
Income from other investments, net	5,809	2,084	3,725	178.7%
General and administrative	(11,872)	(10,455)	(1,417)	(13.6)%
Other expenses	(1,209)	59	(1,268)	(2,149.2)%
Interest and related amortization	(33,824)	(32,200)	(1,624)	(5.0)%
Total other income and expenses, net	$(93,153)	$(90,959)	$(2,194)	(2.4)%

Total other income and expenses, net decreased $2.2 million, or 2.4%, for the quarter ended June 30, 2026 compared to the same period in 2025 primarily due to higher Interest and related amortization, Other expenses, and General and administrative, partially offset by an increase in Income from other investments, net.
Casualty-related charges/(recoveries), net
During the quarter ended June 30, 2025, we recognized expenses of approximately $0.3 million related to debris removal and cleanup costs from hurricane events, with insurance recovery revenue accrual of approximately $0.2 million related to the expenses incurred during the same period. During the quarters ended June 30, 2026 and 2025, we also recognized excess insurance recovery revenue of approximately $7.1 million and $0.6 million, respectively, for reimbursement of capital expenditures related to Hurricane Ian. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.
Gain/(Loss) on sale of real estate and impairment, net
During the quarter ended June 30, 2026, we recognized an impairment of $0.5 million related to home fixed assets. During the quarter ended June 30, 2025, we recognized an impairment of $0.7 million related to the discontinuation of certain capital projects.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures was $0.7 million higher during the quarter ended June 30, 2026 compared to the same period in 2025 due to higher joint venture income and lower depreciation on joint ventures.

Management’s Discussion and Analysis (continued)
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the six months ended June 30, 2026 and 2025:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
MH base rental income (1)	$392,008	$370,717	$21,291	5.7%	$392,460	$371,086	$21,374	5.8%
Rental home income (1)	7,638	6,911	727	10.5%	7,691	6,933	758	10.9%
RV and marina base rental income (1)	217,926	217,697	229	0.1%	231,733	227,688	4,045	1.8%
Annual membership subscriptions	36,590	32,916	3,674	11.2%	37,118	33,244	3,874	11.7%
Membership upgrade revenue (2)(3)	6,240	6,105	135	2.2%	6,240	6,172	68	1.1%
Utility and other income (1)	69,211	65,287	3,924	6.0%	70,322	69,977	345	0.5%
Property operating revenues	729,613	699,633	29,980	4.3%	745,564	715,100	30,464	4.3%

Utility expense	80,497	77,625	2,872	3.7%	82,864	79,451	3,413	4.3%
Payroll	59,060	58,409	651	1.1%	61,376	60,086	1,290	2.1%
Repairs and maintenance	53,637	50,856	2,781	5.5%	55,274	52,384	2,890	5.5%
Insurance and other (1)(4)	51,941	52,593	(652)	(1.2)%	54,394	55,202	(808)	(1.5)%
Real estate taxes	42,662	42,250	412	1.0%	43,926	43,488	438	1.0%
Rental home operating and maintenance	2,767	2,446	321	13.1%	2,781	2,451	330	13.5%
Membership sales and marketing	8,366	7,916	450	5.7%	8,388	7,993	395	4.9%
Property operating expenses, excluding property management	298,930	292,095	6,835	2.3%	309,003	301,055	7,948	2.6%
Income from property operations, excluding property management (5)	430,683	407,538	23,145	5.7%	436,561	414,045	22,516	5.4%
Property management	40,516	41,153	(637)	(1.5)%	40,516	41,153	(637)	(1.5)%
Income from property operations (5)	$390,167	$366,385	$23,782	6.5%	$396,045	$372,892	$23,153	6.2%
__________________________
(1)Rental income consists of the following total portfolio income items in this table: 1) MH base rental income, 2) Rental home income, 3) RV and marina base rental income and 4) Utility income, which is calculated by subtracting Other income in the Consolidated Statements of Income and Comprehensive Income from Utility and other income in this table. The difference between the sum of the total portfolio income items and Rental income in the Consolidated Statements of Income and Comprehensive Income is bad debt expense, which is presented in Insurance and other in this table.
(2)Membership upgrade product offerings consist of two- to four-year term subscription products, which are recognized in Annual membership subscriptions. Prices for two-year products range between $4,000 to $8,000 and between approximately $7,000 to $14,000 for the four-year product, which results in approximately $2,500 to $3,000 of earned revenue on an annual basis.
(3)Membership upgrade revenue is net of deferrals of $0.2 million for the six months ended June 30, 2025.
(4)Includes bad debt expense for all periods presented.
(5)See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.

Total Portfolio income from property operations for the six months ended June 30, 2026 increased $23.2 million, or 6.2%, from the same period in 2025 driven by an increase of $23.8 million, or 6.5%, from our Core Portfolio, offset by a decrease of $0.6 million from our Non-Core Portfolio.
Property Operating Revenues
MH base rental income in our Core Portfolio for the six months ended June 30, 2026 increased $21.3 million, or 5.7%, from the same period in 2025, which reflects 5.9% growth from rate increases and a decline in occupancy of 0.2%. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $952 for the six months ended June 30, 2026 from approximately $899 for the six months ended June 30, 2025. Average occupancy for the Core Portfolio was 93.8% and 94.4% for the six months ended June 30, 2026 and 2025, respectively.

Management’s Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Six Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Annual	$161,101	$153,673	$7,428	4.8%	$166,795	$158,176	$8,619	5.4%
Seasonal	29,212	33,992	(4,780)	(14.1)%	32,198	36,328	(4,130)	(11.4)%
Transient	27,613	30,032	(2,419)	(8.1)%	32,740	33,184	(444)	(1.3)%
RV and marina base rental income	$217,926	$217,697	$229	0.1%	$231,733	$227,688	$4,045	1.8%
RV and marina base rental income in our Core Portfolio for the six months ended June 30, 2026 increased $0.2 million, or 0.1%, from the same period in 2025 due to an increase in Annual RV and marina base rental income of 4.8%, partially offset by decreases in Seasonal and Transient RV and marina base rental income of 14.1% and 8.1%, respectively. The increase in Core Annual RV and marina base rental income was driven by an increase in rate of 5.2%. The decreases in Seasonal and Transient RV and marina base rental income were primarily due to lower occupancy in the South and Central regions.
Utility and other income in our Core Portfolio for the six months ended June 30, 2026 increased $3.9 million, or 6.0%, from the same period in 2025. The increase was primarily due to an increase in utility income and pass-through income of $3.2 million and $0.7 million, respectively. The increase in utility income was driven by higher expenses driving additional recovery primarily in water, sewer and trash, and the increase in pass-through income was primarily driven by increases in real estate tax pass-throughs to customers in Florida. The utility recovery rate (utility income divided by utility expenses) for the six months ended June 30, 2026 and 2025 was approximately 50.4% and 48.2%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the six months ended June 30, 2026 increased $6.8 million, or 2.3%, from the same period in 2025 driven by increases in Utility expense of $2.9 million, Repairs and maintenance of $2.8 million and Real estate taxes of $0.4 million, partially offset by a decrease in Insurance and other expenses of $0.7 million. The increase in Utility expense was due to increases in sewer, water and trash expenses, partially offset by decreases in gas and cable expenses. The increase in Repair and maintenance expense was driven by increases in extraordinary repairs and maintenance as a result of adverse weather events, lawn and common area maintenance, contract repairs, pool and maintenance and housekeeping supplies expenses, partially offset by a decrease in security guard expenses. The increase in Real estate taxes was primarily due to an increase in our Florida, Kentucky, Ohio and Wisconsin portfolios, partially offset by lower real estate tax assessments in our Texas portfolio. The decrease in Insurance and other expenses was due to a decrease in insurance expense as a result of our property and casualty renewal on April 1, 2026, partially offset by an increase in administrative and rental home expenses.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Six Months Ended June 30,
(amounts in thousands, except home sales volumes)	2026	2025	Variance	% Change
Gross revenues from new home sales	$16,736	$18,873	$(2,137)	(11.3)%
Cost of new home sales	16,556	17,490	(934)	(5.3)%

Gross revenues from used home sales	1,526	1,535	(9)	(0.6)%
Cost of used home sales	2,681	1,762	919	52.2%

Gross revenues from brokered resales and ancillary services	23,639	23,313	326	1.4%
Cost of brokered resales and ancillary services	11,266	10,916	350	3.2%

Home selling and ancillary operating expenses	14,441	13,156	1,285	9.8%

Home sales volumes
New home sales	185	234	(49)	(20.9)%
Used home sales	279	142	137	96.5%
Brokered home resales	256	224	32	14.3%

Management’s Discussion and Analysis (continued)
Gross revenues from new home sales decreased $2.1 million and Cost of new home sales decreased $0.9 million during the six months ended June 30, 2026 compared to the same period in 2025 as a result of a change in overall sales mix, resulting in a higher percentage of lower priced homes being sold during the six months ended June 30, 2026 as compared to the same period in 2025.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Six Months Ended June 30,
(amounts in thousands, except rental unit volumes)	2026	2025	Variance	% Change
Rental operations revenue (1)	$19,641	$17,143	$2,498	14.6%
Rental home operating and maintenance	2,767	2,446	321	13.1%
Depreciation on rental homes (2)	5,441	5,123	318	6.2%

Gross investment in new manufactured home rental units	$281,885	$227,739	$54,146	23.8%
Gross investment in used manufactured home rental units	$16,464	$10,010	$6,454	64.5%

Net investment in new manufactured home rental units	$237,937	$188,686	$49,251	26.1%
Net investment in used manufactured home rental units	$13,408	$6,513	$6,895	105.9%

Number of occupied rentals – new, end of period	1,962	1,816	146	8.0%
Number of occupied rentals – used, end of period	184	189	(5)	(2.6)%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $12.0 million and $10.2 million of Site rental income for the six months ended June 30, 2026 and 2025, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $2.5 million, or 14.6%, higher during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a 10.5% growth in occupancy and a 4.1% growth in rate.
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Six Months Ended June 30,
(amounts in thousands, expenses shown as negative)	2026	2025	Variance	% Change
Depreciation and amortization	$(106,773)	$(103,591)	$(3,182)	(3.1)%
Interest income	3,771	4,440	(669)	(15.1)%
Income from other investments, net	7,583	4,102	3,481	84.9%
General and administrative	(22,973)	(19,694)	(3,279)	(16.6)%
Other expenses	(2,442)	(1,819)	(623)	(34.2)%
Interest and related amortization	(67,469)	(63,336)	(4,133)	(6.5)%
Total other income and expenses, net	$(188,303)	$(179,898)	$(8,405)	(4.7)%

Total other income and expenses, net decreased $8.4 million during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher Interest and related amortization, Depreciation and amortization, General and administrative expenses and Other expenses and lower Interest Income, partially offset by higher Income from other investments, net.
Casualty-related charges/(recoveries), net
During the six months ended June 30, 2025, we recognized expenses of approximately $1.1 million related to debris removal and cleanup costs from hurricane events, with an insurance recovery revenue accrual of $0.8 million related to the expenses incurred during the same periods. During the six months ended June 30, 2026 and 2025, we also recognized insurance recovery revenue in excess of expenses for Hurricane Ian of $7.1 million and $0.6 million, respectively, within Casualty-related charges/(recoveries), net. The debris and cleanup costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.

Management’s Discussion and Analysis (continued)
Gain/(Loss) on sale of real estate and impairment, net
During the six months ended June 30, 2026, we recognized an impairment of $0.5 million related to home fixed assets. During the six months ended June 30, 2025, we recognized an impairment of $0.7 million related to the discontinuation of certain capital projects.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures was $5.1 million lower during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds in 2025.

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
As of June 30, 2026 and December 31, 2025, secured debt encumbered a total of 112 of our Properties, and the gross carrying value of such Properties was approximately $3,304.6 million and $3,266.6 million, respectively.
On November 1, 2024, we entered into our current ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of June 30, 2026, the full capacity of our current ATM equity offering program remained available for issuance.
As of June 30, 2026, we had available liquidity in the form of approximately 406.0 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings in the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swaps, see Part I. Item 1. Financial Statements—Note 8. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of June 30, 2026, our LOC had a remaining borrowing capacity of $372.4 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings, including the existing LOC and the issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the six months ended June 30,
(amounts in thousands)	2026	2025
Net cash provided by operating activities	$342,170	$324,677
Net cash used in investing activities	(108,968)	(156,873)
Net cash used in financing activities	(223,705)	(159,372)
Net increase (decrease) in cash and restricted cash	$9,497	$8,432

Management’s Discussion and Analysis (continued)
Operating Activities
Net cash provided by operating activities increased $17.5 million to $342.2 million for the six months ended June 30, 2026 from $324.7 million for the six months ended June 30, 2025. The increase in net cash provided by operating activities was primarily due to an increase in accounts payable and other liabilities and an increase in net income, partially offset by an increase in cash outflows related to manufactured homes, net and other assets, net.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the six months ended June 30,
(amounts in thousands)	2026	2025
Purchase of manufactured homes	$(46,945)	$(33,655)
Sale of manufactured homes	16,402	16,600
Manufactured homes, net	$(30,543)	$(17,055)
Investing Activities
Net cash used in investing activities decreased $47.9 million to $109.0 million for the six months ended June 30, 2026 from $156.9 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in issuance of notes receivable and a decrease in distributions of capital from unconsolidated joint ventures.
Capital Improvements
The following table summarizes capital improvements:

	For the six months ended June 30,
(amounts in thousands)	2026	2025
Asset preservation (1)	$25,146	$22,262
Improvements and renovations(2)	19,734	16,336
Property upgrades and development (3)	46,066	57,005
Site development (4)	12,904	5,146
Total property improvements	103,850	100,749
Corporate	5,609	3,910
Total capital improvements	$109,459	$104,659
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $8.6 million and $13.9 million of restoration and improvement capital expenditures related to hurricane events for the six months ended June 30, 2026 and 2025, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $64.3 million to $223.7 million for the six months ended June 30, 2026 from $159.4 million for the six months ended June 30, 2025. The increase was primarily due to an increase in distributions to common stockholders and OP unit holders of $13.1 million and decrease in term loan proceeds of $150.0 million, partially offset by a decrease in cash outflows related to principal payments and mortgage debt repayment of $86.3 million, an increase in net line of credit borrowings of $9.5 million and a decrease in cash outflows related to debt issuance and defeasance costs of $2.5 million.
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

Management’s Discussion and Analysis (continued)
Off-Balance Sheet Arrangements
As of June 30, 2026, we have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2026.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 11. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
There have been no material changes to the Item 1A. Risk Factors discussed in our 2025 Form 10-K other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Change in Control Severance Plan
On July 28, 2026, the Board of Directors adopted the Equity LifeStyle Properties, Inc. Change in Control Severance Plan (the “Change in Control Severance Plan”). The Change in Control Severance Plan provides for the payment of severance payments and benefits to participants in the event of a qualifying termination of employment with the Company upon or following a change in control transaction. The Company’s Chief Executive Officer, President, and executive vice presidents are eligible to participate in the Change in Control Severance Plan.
Under the Change in Control Severance Plan, if a participant’s employment is terminated by the Company without “cause” or by the participant for “good reason” during the period beginning on the date of a “change in control” transaction and ending on the second anniversary thereof, the participant will be eligible to receive: (i) a lump-sum cash payment equal to (a) with respect to the Chief Executive Officer, 3 times base salary and target annual bonus, and (b) with respect to the other participants, 2 times base salary and target annual bonus; (ii) a lump-sum cash payment equal to a prorated portion of the participant’s target annual bonus for the year of termination; (iii) accelerated vesting of outstanding equity awards; and (iv) continued participation in the health, dental and vision benefit plans at the same cost to the participant as before the termination (or payment of plan premiums in lieu of such continued subsidized coverage) for 24 months (or until the participant becomes eligible for no-less favorable coverage from another employer).
A participant’s right to receive the severance payments and benefits described above is subject to their delivery and non-revocation of a general release of claims and restrictive covenant agreement in favor of the Company. The payments and benefits provided under the Change in Control Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by the Company pursuant to Section 280G of the Internal Revenue Code of 1986 (the “Code”). These payments and benefits may also subject an eligible participant to an excise tax under Section 4999 of the Code. If the payments or benefits payable to an eligible participant in connection with a change in control, under the Change in Control Severance Plan or otherwise, would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will either be provided in full, or reduced if such reduction would result in a greater net after-tax benefit to the participant.

The Change in Control Severance Plan may be amended or terminated by the Board of Directors at any time before a change in control. Without the express written consent of an affected participant, the Change in Control Severance Plan may not be amended or terminated during the two-year period following a change in control, or following a participant’s termination that entitles the participant to severance benefits. Additionally, the Board of Directors may add or remove participants at any time before a change in control. An individual may not be removed as a participant or have severance entitlements reduced on or after the date of a change in control without the individual’s express written consent.
The foregoing description of the Change in Control Severance Plan is qualified in its entirety by reference to the full text of the Change in Control Severance Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.Exhibits

10.1	Change in Control Severance Plan
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: July 28, 2026	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2026	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2026	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)