Form 10-Q
period 2026-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2026-10-27
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,785,616 shares of Common Stock as of October 21, 2026.

Equity LifeStyle Properties, Inc.

Part I – Financial Information

Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in real estate:
Land	$2,104,661	$2,088,174
Land improvements	4,970,718	4,784,223
Buildings and other depreciable property	1,408,004	1,306,317
	8,483,383	8,178,714
Accumulated depreciation	(2,995,030)	(2,838,344)
Net investment in real estate	5,488,353	5,340,370
Cash and restricted cash	24,334	26,132
Notes receivable, net	28,403	93,358
Investment in unconsolidated joint ventures	40,202	85,041
Deferred commission expense	57,119	58,149
Other assets, net	126,595	142,343
Total Assets	$5,765,006	$5,745,393

Liabilities and Equity
Liabilities:
Mortgage notes payable, net	$2,731,331	$2,779,158
Term loans, net	438,067	437,455
Unsecured line of credit	138,000	105,000
Accounts payable and other liabilities	192,124	152,536
Deferred membership revenue	213,644	221,498
Accrued interest payable	10,971	11,333
Rents and other customer payments received in advance and security deposits	126,005	120,441
Distributions payable	108,723	103,146
Total Liabilities	3,958,865	3,930,567
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; none issued and outstanding.	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 194,068,205 and 193,835,561 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1,989	1,988
Paid-in capital	1,987,638	1,981,540
Distributions in excess of accumulated earnings	(250,120)	(225,045)
Accumulated other comprehensive income/(loss)	9,351	(2,208)
Total Stockholders’ Equity	1,748,858	1,756,275
Non-controlling interests – Common OP Units	57,283	58,551
Total Equity	1,806,141	1,814,826
Total Liabilities and Equity	$5,765,006	$5,745,393

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$344,305	$327,437	$1,013,781	$967,930
Annual membership subscriptions	19,509	17,868	56,627	51,112
Membership upgrade revenue	3,120	3,120	9,360	9,292
Other income	15,337	15,220	44,685	47,248
Gross revenues from home sales, brokered resales and ancillary services	24,393	24,927	66,294	68,648
Interest income	1,335	2,770	5,106	7,210
Income from other investments, net	1,904	1,972	9,487	6,074
Total revenues	409,903	393,314	1,205,340	1,157,514
Expenses:
Property operating and maintenance	134,897	133,243	388,204	379,654
Real estate taxes	22,075	20,585	66,001	64,073
Membership sales and marketing	4,817	4,199	13,205	12,192
Property management	21,355	20,277	61,871	61,430
Depreciation and amortization	54,898	52,313	161,671	155,904
Cost of home sales, brokered resales and ancillary services	18,016	17,474	48,519	47,642
Home selling expenses and ancillary operating expenses	7,578	7,186	22,019	20,342
General and administrative	9,573	8,791	32,546	28,485
Casualty-related charges/(recoveries), net	245	(3,748)	(6,781)	(4,072)
Other expenses	1,181	1,229	3,623	3,674
Interest and related amortization	34,607	33,659	102,076	96,995
Total expenses	309,242	295,208	892,954	866,319
Income before other items	100,661	98,106	312,386	291,195
Gain/(Loss) on sale of real estate and impairment, net	—	31	(507)	(652)
Income tax (expense)/benefit	(12,065)	518	(12,065)	1,144
Equity in income/(loss) of unconsolidated joint ventures	654	1,708	445	6,562
Consolidated net income	89,250	100,363	300,259	298,249

Income allocated to non-controlling interests – Common OP Units	(2,825)	(3,233)	(9,606)	(12,211)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Net income available for Common Stockholders	$86,425	$97,130	$290,645	$286,030

Consolidated net income	$89,250	$100,363	$300,259	$298,249
Other comprehensive income/(loss):
Adjustment for fair market value of swaps	6,451	(584)	11,559	(4,897)
Consolidated comprehensive income	95,701	99,779	311,818	293,352
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,029)	(3,215)	(9,975)	(11,998)
Redeemable perpetual preferred stock dividends	—	—	(8)	(8)
Comprehensive income attributable to Common Stockholders	$92,672	$96,564	$301,835	$281,346

Earnings per Common Share – Basic	$0.45	$0.50	$1.50	$1.49

Earnings per Common Share – Fully Diluted	$0.45	$0.50	$1.50	$1.49

Weighted average Common Shares outstanding – Basic	193,825	193,004	193,743	191,640
Weighted average Common Shares outstanding – Fully Diluted	200,250	200,126	200,212	200,098

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests – Common OP Units	Total Equity
Balance as of December 31, 2025	$1,988	$1,981,540	$—	$(225,045)	$(2,208)	$58,551	$1,814,826
Exchange of Common OP Units for Common Stock	—	22	—	—	—	(22)	—
Issuance of Common Stock through employee stock purchase plan	—	375	—	—	—	—	375
Compensation expenses related to restricted stock and stock options	—	2,148	—	—	—	—	2,148
Repurchase of Common Stock or Common OP Units	—	(1,929)	—	—	—	—	(1,929)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(62)	—	—	—	62	—
Adjustment for fair market value of swaps	—	—	—	—	2,152	—	2,152
Consolidated net income	—	—	—	107,904	—	3,587	111,491
Distributions	—	—	—	(105,208)	—	(3,496)	(108,704)
Other	—	(70)	—	—	—	—	(70)
Balance as of March 31, 2026	$1,988	$1,982,024	$—	$(222,349)	$(56)	$58,682	$1,820,289
Exchange of Common OP Units for Common Stock	—	118	—	—	—	(118)	—
Issuance of Common Stock through employee stock purchase plan	—	602	—	—	—	—	602
Compensation expenses related to restricted stock and stock options	—	2,187	—	—	—	—	2,187
Adjustment for Common OP Unitholders in the Operating Partnership	—	(168)	—	—	—	168	—
Adjustment for fair market value of swaps	—	—	—	—	2,956	—	2,956
Consolidated net income	—	—	8	96,316	—	3,194	99,518
Distributions	—	—	(8)	(105,230)	—	(3,491)	(108,729)
Other	—	(218)	—	—	—	—	(218)
Balance as of June 30, 2026	$1,988	$1,984,545	$—	$(231,263)	$2,900	$58,435	$1,816,605
Exchange of Common OP Units for Common Stock	1	820	—	—	—	(821)	—
Issuance of Common Stock through employee stock purchase plan	—	347	—	—	—	—	347
Compensation expenses related to restricted stock and stock options	—	2,209	—	—	—	—	2,209
Adjustment for Common OP Unitholders in the Operating Partnership	—	(285)	—	—	—	285	—
Adjustment for fair market value of swaps	—	—	—	—	6,451	—	6,451
Consolidated net income	—	—	—	86,425	—	2,825	89,250
Distributions	—	—	—	(105,282)	—	(3,441)	(108,723)
Other	—	2	—	—	—	—	2
Balance as of September 30, 2026	$1,989	$1,987,638	$—	$(250,120)	$9,351	$57,283	$1,806,141

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

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Consolidated net income	$300,259	$298,249
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Gain)/Loss on sale of real estate and impairment, net	507	652
Depreciation and amortization	165,087	159,562
Amortization of loan costs	3,988	3,811
Equity in (income)/loss of unconsolidated joint ventures	(445)	(6,562)
Distributions of income from unconsolidated joint ventures	330	252
Proceeds from insurance claims, net	(129)	(4,010)
Compensation expense related to incentive plans	6,544	7,550
Revenue recognized from membership upgrade sales upfront payments	(11,370)	(10,054)
Commission expense related to membership sales	5,340	3,549
Valuation allowance on deferred tax assets	12,065	—
Changes in assets and liabilities:
Manufactured homes, net	(50,704)	(29,623)
Notes receivable, net	8,548	9,898
Deferred commission expense	(4,310)	(5,563)
Other assets, net	11,143	5,065
Accounts payable and other liabilities	40,843	33,259
Deferred membership revenue	3,515	5,630
Rents and other customer payments received in advance and security deposits	2,772	22
Net cash provided by operating activities	493,983	471,687
Cash Flows From Investing Activities:
Real estate acquisitions, net of cash acquired	(1,344)	—
Investment in unconsolidated joint ventures	(585)	(9,494)
Distributions of capital from unconsolidated joint ventures	3,057	11,943
Proceeds from insurance claims, net	1,571	5,874
Issuance of notes receivable	—	(56,110)
Capital improvements	(160,192)	(175,933)
Net cash used in investing activities	(157,493)	(223,720)

The accompanying notes are an integral part of the consolidated financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Financing Activities:
Proceeds from stock options and employee stock purchase plan	1,325	1,135
Distributions:
Common Stockholders	(310,315)	(288,143)
Common OP Unitholders	(10,256)	(13,702)
Preferred Stockholders	(8)	(8)
Share based award tax withholding payments	(1,929)	(2,258)
Principal payments and mortgage debt repayment	(49,818)	(135,513)
Term loan proceeds	—	240,000
Line of credit repayment	(594,000)	(694,500)
Line of credit proceeds	627,000	662,500
Debt issuance and defeasance costs	—	(2,494)
Other	(287)	(269)
Net cash used in financing activities	(338,288)	(233,252)
Net increase (decrease) in cash and restricted cash	(1,798)	14,715
Cash and restricted cash, beginning of period	26,132	24,576
Cash and restricted cash, end of period	$24,334	$39,291

	Nine Months Ended September 30,
	2026	2025
Supplemental Information:
Cash paid for interest, net	$98,448	$96,639
Cash paid for the purchase of manufactured homes	$76,062	$55,034

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
Our Properties are owned primarily by the Operating Partnership and managed internally by affiliates of the Operating Partnership. ELS is the sole general partner of the Operating Partnership. The Operating Partnership meets the criteria as a VIE, where we are the general partner and controlling owner of 96.8% as of September 30, 2026. The limited partners do not have substantive kick-out or participating rights. Our sole significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. Additionally, we have the power to direct the Operating Partnership’s activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership.
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
Note 2 – Summary of Significant Accounting Policies
(a)    Revenue Recognition
Our revenue streams are predominantly derived from customers renting our Sites or entering into membership subscriptions. Our MH Sites and annual RV and marina Sites are leased on an annual basis. Seasonal RV Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. Leases with our customers are accounted for as operating leases. Rental income is accounted for in accordance with Accounting Standards Codification (ASC) 842, Leases, and is recognized over the term of the respective lease or the length of a customer’s stay. We do not separate expenses reimbursed by our customers (“utility recoveries”) from the associated rental revenue as we meet the practical expedient criteria to combine these lease and non-lease components. We account for and present rental revenue and utility recoveries as a single component under Rental income in the Consolidated Statements of Income and Comprehensive Income as the timing and pattern of transfer for rental revenue and the associated utility recoveries are the same. The change in allowance for credit losses related to the collectability of lease receivables is presented as a reduction to Rental income. Lease receivables are presented within Other assets, net on the Consolidated Balance Sheets and are net of an allowance for credit losses.
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
(b)    Restricted Cash
As of September 30, 2026 and December 31, 2025, restricted cash consisted of $15.1 million and $18.2 million, respectively, primarily related to cash reserved for customer deposits and escrows for insurance and real estate taxes.
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

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands):	2026	2025	2026	2025
Balance, beginning	$18,829	$21,893	$20,064	$23,576
Provision for losses	1,787	1,585	5,483	5,086
Write-offs	(2,423)	(2,904)	(7,354)	(8,088)
Balance, ending	$18,193	$20,574	$18,193	$20,574
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
During the quarter ended September 30, 2026, we recognized debris removal and other costs related to hurricane events of $0.4 million, with $0.2 million of insurance recovery revenue accruals related to the expenses. During the quarter ended September 30, 2025, we recognized $3.7 million of insurance recovery revenue in excess of expenses related to hurricane events. During the nine months ended September 30, 2026 and 2025, we recognized debris removal, cleanup and other costs related to hurricane events of $0.5 million and $1.0 million, respectively, with $0.2 million and $0.8 million of insurance recovery revenue accruals related to the expenses, respectively. During the nine months ended September 30, 2026 and 2025, we recognized $7.1 million and $4.3 million of insurance recovery revenue in excess of expenses related to hurricane events, respectively. The debris removal, cleanup and other costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.
During the quarter ended September 30, 2025, we recognized business interruption recovery revenue of $0.9 million related to Hurricane Ian. During the nine months ended September 30, 2026 and 2025, we recognized business interruption recovery revenue of $3.8 million and $4.9 million, respectively, related to Hurricane Ian. Business interruption recovery revenue is presented in Income from other investments, net for the nine months ended September 30, 2026 and within Other income for the quarter and nine months ended September 30, 2025 in the Consolidated Statements of Income and Comprehensive Income.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Earnings Per Common Share
Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period. The following table sets forth the computation of basic and diluted earnings per share of common stock (“Common Share”):

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except per share data)	2026	2025	2026	2025
Numerators:
Net income available for Common Stockholders – Basic	$86,425	$97,130	$290,645	$286,030
Amounts allocated to non-controlling interests (dilutive securities)	2,825	3,233	9,606	12,211
Net income available for Common Stockholders – Fully Diluted	$89,250	$100,363	$300,251	$298,241
Denominators:
Weighted average Common Shares outstanding – Basic	193,825	193,004	193,743	191,640
Effect of dilutive securities:
Exchange of Common OP Units for Common Shares	6,348	7,065	6,411	8,412
Stock options and restricted stock	77	57	58	46
Weighted average Common Shares outstanding and OP Units – Fully Diluted	200,250	200,126	200,212	200,098

Earnings per Common Share – Basic	$0.45	$0.50	$1.50	$1.49

Earnings per Common Share – Fully Diluted	$0.45	$0.50	$1.50	$1.49

Note 4 – Common Stock and Other Equity Related Transactions
Common Stockholder Distribution Activity
The following quarterly distributions have been declared and paid to Common Stockholders and the Operating Partnership unit (“OP Unit”) holders since January 1, 2025:

Distribution Amount Per Share	For the Quarter Ended	Stockholder Record Date	Payment Date
$0.5150	March 31, 2025	March 28, 2025	April 11, 2025
$0.5150	June 30, 2025	June 27, 2025	July 11, 2025
$0.5150	September 30, 2025	September 26, 2025	October 10, 2025
$0.5150	December 31, 2025	December 26, 2025	January 9, 2026
$0.5425	March 31, 2026	March 27, 2026	April 10, 2026
$0.5425	June 30, 2026	June 26, 2026	July 10, 2026
$0.5425	September 30, 2026	September 25, 2026	October 9, 2026
Exchanges
Subject to certain limitations, OP Unit holders can request an exchange of any or all of their OP Units for shares of common stock at any time. Upon receipt of such a request, we may, in lieu of issuing shares of common stock, cause the Operating Partnership to pay cash. There were 90,539 and 2,607,875 OP units exchanged for an equal amount of common stock during the quarters ended September 30, 2026 and 2025, respectively, and 105,945 and 2,651,199 OP units exchanged for an equal amount of common stock during the nine months ended September 30, 2026 and 2025, respectively.
Equity Offering Program
On November 1, 2024, we entered into our current at-the-market (“ATM”) equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of September 30, 2026, the full capacity of our ATM equity offering program remained available for issuance.

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
The following table summarizes the net assets recorded as part of the acquisitions as of April 30, 2026:

(in thousands)
Land	16,487
Land improvements	55,432
Buildings and other depreciable property	31,350
Investment in real estate	$103,269

Other assets, net	32
Net assets acquired	$103,301

Note 6 - Investment in Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures (investment and income/(loss) amounts in thousands):

	Investment as of
Investment	September 30, 2026	December 31, 2025
RVC (a)	$12,903	$56,638
Other (b)	27,299	28,403
	$40,202	$85,041

				Income/(Loss) for the Quarters Ended (d)		Income/(Loss) for the Nine Months Ended (d)
Investment	Location	Number of Sites	Economic Interest (c)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
RVC (a)	Various	203	80%	$30	$(252)	$(888)	$(2,061)
Other (b)	Various	2,415	49% to 65%	624	1,960	1,333	8,623
		2,618		$654	$1,708	$445	$6,562

_____________________
(a)As of September 30, 2026, our investment in RVC includes one joint venture that owns one RV community.
(b)Includes various other joint ventures.
(c)The percentages shown approximate our economic interest as of September 30, 2026. Our legal ownership interest may differ. We do not exercise control over these entities.
(d)Net of depreciation expense of $0.6 million and $1.5 million for the quarters ended September 30, 2026 and 2025, respectively, and $3.0 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Approximately $0.8 million and $2.3 million of the distributions made to us exceeded our investment basis in joint ventures for the quarters ended September 30, 2026 and 2025, respectively, and as such, were recorded as income from unconsolidated joint ventures.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Investment in Unconsolidated Joint Ventures (continued)
Approximately $2.0 million and $9.7 million of the distributions made to us exceeded our investment basis in joint venture for the nine months ended September 30, 2026 and 2025, respectively, and as such, were recorded as income from unconsolidated joint ventures.
Note 7 – Borrowing Arrangements
Mortgage Notes Payable
The following table presents the carrying value, fair value and weighted average interest rates for our mortgage notes payable (amounts in thousands except percentages):

			As of September 30, 2026			As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value	Fair Value	Weighted Average Interest Rate	Carrying Value	Fair Value	Weighted Average Interest Rate
Mortgage notes payable	2.44% to 5.06%	2028 to 2041	$2,751,048	$2,129,253	3.77%	$2,800,866	$2,404,789	3.77%
Less: Deferred financing costs, net			$(19,717)			$(21,708)
Mortgage notes payable, net			$2,731,331			$2,779,158

The following table presents the number of encumbered Properties and the gross carrying value of such Properties (gross carrying value in thousands):

	As of September 30, 2026		As of December 31, 2025
	Number of Encumbered Properties	Gross Carrying Value	Number of Encumbered Properties	Gross Carrying Value
Encumbered Properties	112	$3,320,738	112	$3,266,579
Unsecured Debt
The following table presents the carrying value, fair value and interest rates for our unsecured debt (amounts in thousands):

			As of September 30, 2026		As of December 31, 2025
	Stated Interest Rate	Maturity Date	Carrying Value (1)	Effective Interest Rate	Carrying Value (1)	Effective Interest Rate
$240.0 Million Term Loan (2)	SOFR + 1.20% to 1.70%	May 15, 2030	$240,000	4.74%	$240,000	4.74%
$200.0 Million Term Loan	SOFR + 0.10% + 1.20% to 1.70%	January 21, 2027	$200,000	4.88%	$200,000	4.88%
Line of Credit Borrowing (3)	SOFR + 0.10% + 1.25% to 1.65%	July 18, 2028	$138,000	5.22%	$105,000	5.01%
Less: Deferred financing costs, net			$(1,933)		$(2,545)
Total unsecured debt, net			$576,067		$542,455
_____________________
(1)Carrying value approximates fair value.
(2)During the year ended December 31, 2025, we entered into a $240.0 million unsecured term loan agreement (the “$240 million Term Loan”) and drew $150.0 million and $90.0 million in May 2025 and July 2025, respectively.
(3)As of September 30, 2026, our LOC had a remaining borrowing capacity of $352.9 million, which is net of a standby letter of credit of $9.0 million provided to our insurer as collateral for workers’ compensation and automobile claims.
As of September 30, 2026, we were in compliance in all material respects with the covenants in all our borrowing arrangements.

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
The following table presents the terms of our derivative financial instruments (notional amounts in thousands):

	As of September 30, 2026
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.1

	As of December 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Weighted Average Interest Rate	Index	Weighted Average Remaining Term (Years)
Interest rate swaps	7	$440,000	4.81%	SOFR	2.9
Our derivative financial instruments are classified as Level 2 in the fair value hierarchy. The following table presents the fair value of our derivative financial instruments:

		As of September 30,	As of December 31,
(amounts in thousands)	Balance Sheet Location	2026	2025
Interest rate swaps	Other assets, net	$9,351	$—
Interest rate swaps	Accounts payable and other liabilities	$—	$2,208

The following table presents the amount of (gain)/loss recognized in Other comprehensive income/(loss) on derivatives in the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship		For the Quarters Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Interest rate swaps		$(6,563)	$(269)	$(11,870)	$2,513

The following table presents the amount of (gain)/loss reclassified from Accumulated other comprehensive income/(loss) into income in the Consolidated Statements of Income and Comprehensive Income (in thousands):

Derivatives in Cash Flow Hedging Relationship	Location of (gain)/ loss reclassified from Accumulated OCI into income	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Interest rate swaps	Interest Expense	$(112)	$(853)	$(311)	$(2,384)
During the next twelve months, we estimate that $2.3 million will be reclassified from Accumulated other comprehensive income/(loss) as a decrease to interest expense. This estimate may be subject to change as the underlying SOFR changes. As of September 30, 2026, we had not posted any collateral related to the interest rate swaps.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue from Membership Upgrades and Deferred Commission Expense
The components of the change in Deferred revenue from membership upgrades and Deferred commission expense were as follows:

	As of September 30,
(amounts in thousands)	2026	2025
Deferred revenue, beginning	$211,171	$218,164
Deferred membership upgrade revenue	3,273	5,711
Revenue recognized from membership upgrades	(11,370)	(10,054)
Net increase (decrease) in deferred revenue	(8,097)	(4,343)
Deferred revenue, ending (1)	$203,074	$213,821

Deferred commission expense, beginning	$58,149	$56,516
Deferred commission expense	4,310	5,563
Commission expense recognized	(5,340)	(3,549)
Net increase (decrease) in deferred commission expense	(1,030)	2,014
Deferred commission expense, ending	$57,119	$58,530
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
For the shares awarded on February 4, 2025, 47,503 are time-based awards and vest in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028 with a separate additional 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027. These time-based awards have a grant date fair value of $3.2 million. The remaining 49,884 shares are performance-based awards, with 47,506 vesting in equal installments over a three-year period on February 3, 2026, February 2, 2027 and February 1, 2028, subject to the achievement of performance goals, with a separate additional 2,378 shares vesting two-thirds on February 3, 2026 and one-third on February 2, 2027, subject to the achievement of performance goals. The 17,418 shares of restricted stock subject to 2025 performance goals have a grant date fair value of $1.1 million.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Equity Incentive Awards (continued)
The table below provides the amount of stock-based compensation expense reported in General and administrative expense in the Consolidated Statements of Income and Comprehensive Income:

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
(amount in thousands)	2026	2025	2026	2025
Stock-Based Compensation Expense	$2,209	$1,842	$6,544	$5,425
Note 11 – Income Taxes
Due to our structure as a REIT, the Consolidated Statements of Income and Comprehensive Income contain no provision for U.S. federal income taxes for the REIT. In addition, we own certain taxable REIT subsidiaries (TRSs), which are subject to federal and state income taxes at regular corporate tax rates and have federal net operating loss carryforwards. During the quarter and nine months ended September 30, 2026, we recorded a full valuation allowance against deferred tax assets of our TRSs of $12.1 million, which is presented in Income tax (expense)/benefit in the Consolidated Statements of Income and Comprehensive Income.
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
We believe that the Datacomp Litigation is without merit, and we intend to vigorously defend our interests in this matter. As of September 30, 2026, we have not made an accrual, as we are unable to predict the outcome of this matter or reasonably estimate any possible loss.

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
All revenues were from external customers, and there is no customer who contributed 10% or more of our total revenues during the quarters or nine months ended September 30, 2026 or 2025.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following tables summarize our segment financial information:
Quarter Ended September 30, 2026

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$392,000	$14,664	$406,664
Operations expenses	(194,569)	(14,169)	(208,738)
NOI	197,431	495	197,926
Reconciliation to consolidated net income:
Depreciation and amortization			(54,898)
Interest income			1,335
Income from other investments, net			1,904
General and administrative			(9,573)
Casualty-related (charges)/recoveries, net			(245)
Other expenses			(1,181)
Interest and related amortization			(34,607)
Income tax (expense)/benefit			(12,065)
Equity in income/(loss) of unconsolidated joint ventures			654
Consolidated net income			$89,250

Total assets	$5,439,013	$325,993	$5,765,006
Capital improvements	$41,960	$8,773	$50,733

Quarter Ended September 30, 2025

(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$373,340	$15,232	$388,572
Operations expenses	(189,338)	(13,626)	(202,964)
NOI	184,002	1,606	185,608
Reconciliation to consolidated net income:
Depreciation and amortization			(52,313)
Gain/(Loss) on sale of real estate and impairment, net			31
Interest income			2,770
Income from other investments, net			1,972
General and administrative			(8,791)
Casualty-related (charges)/recoveries, net			3,748
Other expenses (1)			(1,229)
Interest and related amortization			(33,659)
Income tax (expense)/benefit (1)			518
Equity in income/(loss) of unconsolidated joint ventures			1,708
Consolidated net income			$100,363

Total assets	$5,478,166	$269,015	$5,747,181
Capital improvements	$66,072	$5,202	$71,274
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
Nine Months Ended September 30, 2026

	For the Nine Months Ended September 30, 2026
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,149,191	$41,556	$1,190,747
Operations expenses	(559,896)	(39,923)	(599,819)
NOI	589,295	1,633	590,928
Reconciliation to consolidated net income:
Depreciation and amortization			(161,671)
Gain/(Loss) on sale of real estate and impairment, net			(507)
Interest income			5,106
Income from other investments, net			9,487
General and administrative			(32,546)
Casualty-related (charges)/recoveries, net			6,781
Other expenses			(3,623)
Interest and related amortization			(102,076)
Income tax (expense)/benefit			(12,065)
Equity in income/(loss) of unconsolidated joint ventures			445
Consolidated net income			$300,259

Total assets	$5,439,013	$325,993	$5,765,006
Capital improvements	$138,515	$21,677	$160,192

Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30, 2025
(amounts in thousands)	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$1,100,807	$43,423	$1,144,230
Operations expenses	(546,985)	(38,348)	(585,333)
NOI	553,822	5,075	558,897
Reconciliation to consolidated net income:
Depreciation and amortization			(155,904)
Gain/(Loss) on sale of real estate and impairment, net			(652)
Interest income			7,210
Income from other investments, net			6,074
General and administrative			(28,485)
Casualty-related (charges)/recoveries, net			4,072
Other expenses (1)			(3,674)
Interest and related amortization			(96,995)
Income tax (expense)/benefit (1)			1,144
Equity in income/(loss) of unconsolidated joint ventures			6,562
Consolidated net income			$298,249

Total assets	$5,478,166	$269,015	$5,747,181
Capital improvements	$165,585	$10,348	$175,933
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Revenues:
Rental income	$340,296	$323,827	$1,002,081	$957,387
Annual membership subscriptions	19,509	17,868	56,627	51,112
Membership upgrade revenue	3,120	3,120	9,360	9,292
Other income	15,337	15,220	44,685	47,248
Gross revenues from ancillary services	13,738	13,305	36,438	35,768
Total property operations revenues	392,000	373,340	1,149,191	1,100,807
Expenses:
Utility expense	47,286	45,830	130,150	125,281
Payroll	33,184	32,502	94,560	92,588
Repairs and maintenance	28,188	26,710	83,462	79,094
Insurance and other	24,596	26,837	75,608	78,876
Real estate taxes	22,075	20,585	66,001	64,073
Membership sales and marketing	4,817	4,199	13,205	12,192
Cost of ancillary services	7,286	6,788	18,232	17,410
Ancillary operating expenses	5,782	5,610	16,807	16,041
Property management	21,355	20,277	61,871	61,430
Total property operations expenses	194,569	189,338	559,896	546,985
NOI	$197,431	$184,002	$589,295	$553,822

The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Revenues:
Rental income (1)	$4,009	$3,610	$11,700	$10,543
Gross revenues from home sales and brokered resales	10,655	11,622	29,856	32,880
Total revenues	14,664	15,232	41,556	43,423
Expenses:
Rental home operating and maintenance	1,643	1,364	4,424	3,815
Cost of home sales and brokered resales	10,730	10,686	30,287	30,232
Home selling expenses	1,796	1,576	5,212	4,301
Total expenses	14,169	13,626	39,923	38,348
NOI	$495	$1,606	$1,633	$5,075
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
Overview and Outlook
We are a self-administered and self-managed real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner of lifestyle-oriented properties (“Properties”) consisting of property operations and home sales and rental operations primarily within manufactured home (“MH”) and recreational vehicle (“RV”) communities and marinas. As of September 30, 2026, we owned or had an ownership interest in a portfolio of 453 Properties located throughout the United States and Canada containing 173,623 individual developed areas (“Sites”). These Properties are located in 35 states and British Columbia.
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
We generate the majority of our revenues from customers renting our Sites or entering into right-to-use contracts, also known as membership subscriptions, which provide them access to specific Properties for limited stays. MH Sites are generally leased on an annual basis to residents who own or lease factory-built homes, including manufactured homes. Annual RV and marina Sites are leased on an annual basis to customers who generally have an RV, factory-built cottage, boat or other unit placed on the site, including those Northern properties that are open for the summer season. Seasonal RV Sites are leased to customers generally for one to six months. Transient RV and marina Sites are leased to customers on a short-term basis. The revenue from seasonal and transient Sites is generally higher during the first and third quarters. We consider the transient revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. We also generate revenue from customers renting our marina dry storage. Additionally, we have interests in joint venture Properties for which revenue is classified as Equity in income/(loss) of unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Management’s Discussion and Analysis (continued)
The following table shows the breakdown of our Sites by type (amounts are approximate):

Total Sites as of September 30, 2026
MH Sites (1)	75,900
RV Sites:
Annual (1)	34,800
Seasonal	9,800
Transient (1)	20,400
Marina Slips	6,900
Membership (2)	26,000
Total (3)	173,600
_________________________
(1)MH, Annual RV and Transient RV sites include approximately 2,100, 200 and 300 joint venture sites, respectively.
(2)Primarily utilized to service approximately 107,400 members. Includes approximately 6,200 Sites rented on an annual basis.
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
Results Overview

(amounts in thousands)	Quarters Ended September 30,
	2026	2025	$ Change	% Change (1)
Net Income per fully diluted Common Share (2)	$0.45	$0.50	$(0.05)	(11.1)%
FFO per fully diluted Common Share and OP Unit (2)	$0.72	$0.77	$(0.05)	(6.1)%
Normalized FFO per fully diluted Common Share and OP Unit	$0.79	$0.75	$0.04	4.6%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change (1)
Net Income per fully diluted Common Share (2)	$1.50	$1.49	$0.01	0.6%
FFO per fully diluted Common Share and OP Unit (2)	$2.32	$2.29	$0.03	1.3%
Normalized FFO per fully diluted Common Share and OP Unit	$2.36	$2.27	$0.09	4.0%
_____________________
1.Calculations prepared using actual results without rounding.
2.Includes a $12.1 million deferred tax valuation allowance recorded during the quarter and nine months ended September 30, 2026.

For the quarter ended September 30, 2026, property operating revenues in our Core Portfolio increased 4.4% and property operating expenses in our Core Portfolio, excluding property management, increased 1.3% from the same period in 2025, resulting in increased Income from property operations, excluding property management, of 6.7%.

Management’s Discussion and Analysis (continued)
While we continue to focus on increasing the number of manufactured homeowners in our Core Portfolio, we also believe that renting our vacant homes represents an attractive source of occupancy and an opportunity to potentially convert the renter to a new homebuyer in the future. We continue to expect there to be fluctuations in the sources of occupancy gains depending on local market conditions, availability of vacant sites and success with converting renters to homeowners. Our Core Portfolio average occupancy includes both homeowners and renters in our MH communities and was 93.8% for the quarter ended September 30, 2026, 94.3% for the quarter ended September 30, 2025 and 94.0% for the quarter ended December 31, 2025. The decline in average occupancy compared to the quarter ended September 30, 2025 was primarily driven by 503 expansion sites that were added since September 30, 2025. During the quarter ended September 30, 2026, our Core Portfolio occupied sites increased by 99, which included increases in rental occupied sites of 128, offset by a decrease in homeowner occupied sites of 29 compared to June 30, 2026. As of September 30, 2026, we had 2,274 occupied rental homes in our Core MH communities.
RV and marina base rental income in our Core Portfolio increased 2.1% for the quarter ended September 30, 2026, compared to the same period in 2025, due to an increase in Core Annual RV and marina base rental income of 5.3%, offset by decreases in Core Seasonal and Transient RV and marina base rental income of 4.4% and 5.8%, respectively. The increase in Core Annual RV and marina base rental income was driven by 4.9% growth from rate increases and a 0.4% increase in occupancy since the quarter ended September 30, 2025. The decreases in Core Seasonal and Transient RV and marina base rental income were primarily due to lower occupancy.
We closed 97 new home sales during the quarter ended September 30, 2026 compared to 119 new home sales during the quarter ended September 30, 2025.
Our gross investment in real estate increased $304.7 million to $8,483.4 million as of September 30, 2026 from $8,178.7 million as of December 31, 2025, primarily due to the consolidation of our investments in certain RVC joint ventures of $103.3 million and capital improvements during the nine months ended September 30, 2026.
The following chart lists the Properties acquired from January 1, 2025 through September 30, 2026 and Sites added through expansion opportunities at our existing Properties:

	Location	Type of Property	Transaction Date	Sites

Total Sites as of January 1, 2025 (1)(2)				173,200

Expansion Site Development:
Sites added (reconfigured) in 2025				440
Sites added (reconfigured) in 2026				252

Dispositions:
Desert Vista	Salome, Arizona	RV	October 1, 2025	(125)
Valley Vista	Benson, Arizona	RV	October 1, 2025	(145)

Total Sites as of September 30, 2026 (1)				173,600
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
We define Normalized FFO as FFO excluding non-operating income and expense items, such as gains and losses from early debt extinguishment, including prepayment penalties, defeasance costs, transaction/pursuit costs and other, expenses and benefits related to deferred tax valuation allowances and reversals, and other miscellaneous non-comparable items. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount.
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

Management’s Discussion and Analysis (continued)
The following table reconciles Net income available for Common Stockholders to Income from property operations:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Computation of Income from Property Operations:
Net income available for Common Stockholders	$86,425	$97,130	$290,645	$286,030
Redeemable perpetual preferred stock dividends	—	—	8	8
Income allocated to non-controlling interests – Common OP Units	2,825	3,233	9,606	12,211
Consolidated net income	89,250	100,363	300,259	298,249
Equity in (income)/loss of unconsolidated joint ventures	(654)	(1,708)	(445)	(6,562)
Income tax expense/(benefit) (1)(2)	12,065	(518)	12,065	(1,144)
(Gain)/Loss on sale of real estate and impairment, net	—	(31)	507	652
Gross revenues from home sales, brokered resales and ancillary services	(24,393)	(24,927)	(66,294)	(68,648)
Interest income	(1,335)	(2,770)	(5,106)	(7,210)
Income from other investments, net	(1,904)	(1,972)	(9,487)	(6,074)
Property management	21,355	20,277	61,871	61,430
Depreciation and amortization	54,898	52,313	161,671	155,904
Cost of home sales, brokered resales and ancillary services	18,016	17,474	48,519	47,642
Home selling expenses and ancillary operating expenses	7,578	7,186	22,019	20,342
General and administrative (3)	9,573	8,791	32,546	28,485
Casualty-related charges/(recoveries), net (4)	245	(3,748)	(6,781)	(4,072)
Other expenses (1)	1,181	1,229	3,623	3,674
Interest and related amortization	34,607	33,659	102,076	96,995
Income from property operations, excluding property management	220,482	205,618	657,043	619,663
Property management	(21,355)	(20,277)	(61,871)	(61,430)
Income from property operations	$199,127	$185,341	$595,172	$558,233
______________________
1.Prior period amounts have been reclassified to conform to the current period presentation.
2.Includes a $12.1 million deferred tax valuation allowance recorded during the quarter and nine months ended September 30, 2026.
3.Includes $0.4 million and $2.4 million related to non-operating legal expenses during the quarter and nine months ended September 30, 2026, respectively.
4.Casualty-related charges/(recoveries), net for the quarter ended September 30, 2026 includes debris removal and other costs related to hurricane events of $0.4 million and insurance recovery revenue of $0.2 million. Casualty-related charges/(recoveries), net for the nine months ended September 30, 2026 includes debris removal and other costs related to hurricane events of $0.5 million and insurance recovery revenue of $7.3 million, including $7.1 million for reimbursement of capital expenditures.

Management’s Discussion and Analysis (continued)
The following table presents a calculation of FFO available for Common Stock and OP Unitholders and Normalized FFO available for Common Stock and OP Unitholders:

	Quarters Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Computation of FFO and Normalized FFO:
Net income available for Common Stockholders	$86,425	$97,130	$290,645	$286,030
Income allocated to non-controlling interests – Common OP Units	2,825	3,233	9,606	12,211
Depreciation and amortization	54,898	52,313	161,671	155,904
Depreciation on unconsolidated joint ventures	600	1,453	2,967	4,250
(Gain)/Loss on sale of real estate and impairment, net	—	(31)	507	652
FFO available for Common Stock and OP Unit holders	144,748	154,098	465,396	459,047
Deferred tax valuation allowance (1)	12,065	—	12,065	—
Insurance proceeds due to catastrophic weather event	245	(3,632)	(6,766)	(4,225)
Other items (2)	386	—	2,371	—
Normalized FFO available for Common Stock and OP Unit holders	$157,444	$150,466	$473,066	$454,822
Weighted average Common Shares outstanding – Fully Diluted	200,250	200,126	200,212	200,098
_____________________
(1)Represents a $12.1 million deferred tax valuation allowance recorded during the quarter and nine months ended September 30, 2026.
(2)Represents expenses of $0.4 million and $2.4 million related to non-operating legal expenses during the quarter and nine months ended September 30, 2026, respectively.

Management’s Discussion and Analysis (continued)
Results of Operations
This section discusses the comparison of our results of operations for the quarters and nine months ended September 30, 2026 and 2025 and our operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025. Our Core Portfolio could change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. For the comparison of our results of operations for the quarters and nine months ended September 30, 2025 and September 30, 2024 and discussion of our operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and September 30, 2024, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, filed with the SEC on October 28, 2025.
Comparison of the Quarter Ended September 30, 2026 to the Quarter Ended September 30, 2025
Income from Property Operations
The following table summarizes certain financial and statistical data for our Core Portfolio and total portfolio:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
MH base rental income (1)	$198,619	$187,961	$10,658	5.7%	$198,858	$188,159	$10,699	5.7%
Rental home income (1)	3,972	3,597	375	10.4%	4,009	3,610	399	11.1%
RV and marina base rental income (1)	113,145	110,798	2,347	2.1%	120,769	115,428	5,341	4.6%
Annual membership subscriptions	19,144	17,664	1,480	8.4%	19,509	17,868	1,641	9.2%
Membership upgrade revenue (2)	3,120	3,120	—	—%	3,120	3,120	—	—%
Utility and other income (1)	36,618	35,690	928	2.6%	37,629	36,942	687	1.9%
Property operating revenues	374,618	358,830	15,788	4.4%	383,894	365,127	18,767	5.1%

Utility expense	45,644	44,786	858	1.9%	47,286	45,830	1,456	3.2%
Payroll	31,672	31,512	160	0.5%	33,184	32,502	682	2.1%
Repairs and maintenance	27,172	25,913	1,259	4.9%	28,188	26,710	1,478	5.5%
Insurance and other (1)(3)	24,707	27,094	(2,387)	(8.8)%	26,219	28,319	(2,100)	(7.4)%
Real estate taxes	21,438	20,176	1,262	6.3%	22,075	20,585	1,490	7.2%
Rental home operating and maintenance	1,640	1,353	287	21.2%	1,643	1,364	279	20.5%
Membership sales and marketing	4,815	4,193	622	14.8%	4,817	4,199	618	14.7%
Property operating expenses, excluding property management	157,088	155,027	2,061	1.3%	163,412	159,509	3,903	2.4%
Income from property operations, excluding property management (4)	217,530	203,803	13,727	6.7%	220,482	205,618	14,864	7.2%
Property management	21,355	20,277	1,078	5.3%	21,355	20,277	1,078	5.3%
Income from property operations (4)	$196,175	$183,526	$12,649	6.9%	$199,127	$185,341	$13,786	7.4%
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

Total Portfolio income from property operations for the quarter ended September 30, 2026 increased $13.8 million, or 7.4%, from the same period in 2025 driven by increases of $12.6 million, or 6.9%, from our Core Portfolio and $1.2 million from our Non-Core Portfolio.

Management’s Discussion and Analysis (continued)
Property Operating Revenues
MH base rental income in our Core Portfolio for the quarter ended September 30, 2026 increased $10.7 million, or 5.7%, from the same period in 2025, which reflects 5.6% growth from rate increases and a gain in occupancy of 0.1%. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $963 for the quarter ended September 30, 2026 from approximately $912 for the quarter ended September 30, 2025. Average occupancy for the Core Portfolio was 93.8% and 94.4% for the quarters ended September 30, 2026 and 2025, respectively.
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Quarters Ended September 30,				Quarters Ended September 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Annual	$82,781	$78,644	$4,137	5.3%	$85,979	$81,262	$4,717	5.8%
Seasonal	5,867	6,136	(269)	(4.4)%	6,121	6,420	(299)	(4.7)%
Transient	24,497	26,018	(1,521)	(5.8)%	28,669	27,746	923	3.3%
RV and marina base rental income	$113,145	$110,798	$2,347	2.1%	$120,769	$115,428	$5,341	4.6%
RV and marina base rental income in our Core Portfolio for the quarter ended September 30, 2026 increased $2.3 million, or 2.1%, from the same period in 2025 due to an increase in Core Annual RV and marina base rental income of 5.3%, offset by decreases in Core Seasonal and Transient RV and marina base rental income of 4.4% and 5.8%, respectively. The increase in Core Annual RV and marina base rental income was driven by growth from rate increases of 4.9% and a 0.4% increase in occupancy. The decrease in Core Transient RV and marina base rental income was primarily due to lower occupancy in the South and Central regions.
Utility and other income in our Core Portfolio for the quarter ended September 30, 2026 increased $0.9 million, or 2.6%, from the same period in 2025. The increase was primarily due to increases of $0.6 million and $0.3 million in utility income and pass-through income, respectively. The increase in utility income was driven by higher recovery rates and higher expenses driving additional recovery primarily in electric, trash and sewer recovery income, partially offset by lower water income. The increase in pass-through income was due to increases in real estate tax pass-throughs to customers in Florida. The utility recovery rate (utility income divided by utility expenses) for the quarters ended September 30, 2026 and 2025 was approximately 48.5% and 48.0%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the quarter ended September 30, 2026 increased $2.1 million, or 1.3%, from the same period in 2025, driven by increases in Real estate taxes of $1.3 million, Repairs and maintenance of $1.3 million and Utility expense of $0.9 million, partially offset by a decrease in Insurance and other of $2.4 million. The increase in Real estate taxes was due to higher real estate taxes in Florida. The increase in Repairs and maintenance was due to increases in extraordinary repairs and maintenance, contract repairs and lawn and common area maintenance. The increase in Utility expense was due to increases in trash, sewer and water expenses, partially offset by a decrease in electric expense. The decrease in Insurance and other was due primarily to a decrease in insurance expense as a result of our April 1, 2026 property and casualty insurance renewal.

Management’s Discussion and Analysis (continued)
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Quarters Ended September 30,
(amounts in thousands, except home sales volumes)	2026	2025	Variance	% Change
Gross revenues from new home sales	$9,294	$9,864	$(570)	(5.8)%
Cost of new home sales	8,906	9,306	(400)	(4.3)%

Gross revenues from used home sales	850	1,334	(484)	(36.3)%
Cost of used home sales	1,652	1,233	419	34.0%

Gross revenues from brokered resales and ancillary services	14,249	13,729	520	3.8%
Cost of brokered resales and ancillary services	7,458	6,935	523	7.5%

Home selling and ancillary operating expenses	7,578	7,186	392	5.5%

Home sales volumes:
New home sales	97	119	(22)	(18.5)%
Used home sales	148	129	19	14.7%
Brokered home resales	131	113	18	15.9%
Gross revenues from new home sales decreased $0.6 million and Cost of new home sales decreased $0.4 million during the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 as a result of a change in overall sales mix.

Gross revenues from brokered resales and ancillary services and Cost of brokered resales and ancillary services increased by $0.5 million and $0.5 million, respectively, during the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025. The increases were the result of higher revenue and cost of sales related to ancillary services offered at our Properties.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Quarters Ended September 30,
(amounts in thousands, except rental unit volumes)	2026	2025	Variance	% Change
Rental operations revenue (1)	$10,263	$9,091	$1,172	12.9%
Rental home operating and maintenance	1,640	1,353	287	21.2%
Depreciation on rental homes (2)	2,943	2,428	515	21.2%

Gross investment in new manufactured home rental units	$302,223	$239,937	$62,286	26.0%
Gross investment in used manufactured home rental units	$16,553	$13,622	$2,931	21.5%

Net investment in new manufactured home rental units	$256,130	$200,330	$55,800	27.9%
Net investment in used manufactured home rental units	$13,701	$10,441	$3,260	31.2%

Number of occupied rentals – new, end of period	2,085	1,905	180	9.4%
Number of occupied rentals – used, end of period	189	186	3	1.6%
______________________
(1)Consists of Site rental income and home rental income. Approximately $6.3 million and $5.5 million of Site rental income is included in MH base rental income in the Core Portfolio Income from Property Operations table for the quarters ended September 30, 2026 and 2025, respectively. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $1.2 million, or 12.9%, higher during the quarter ended September 30, 2026 compared to the same period in 2025 primarily due to a 8.9% growth in occupancy and a 4.0% growth in rate.

Management’s Discussion and Analysis (continued)
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Quarters Ended September 30,
(amounts in thousands, expenses shown as negative)	2026	2025	Variance	% Change
Depreciation and amortization	$(54,898)	$(52,313)	$(2,585)	(4.9)%
Interest income	1,335	2,770	(1,435)	(51.8)%
Income from other investments, net	1,904	1,972	(68)	(3.4)%
General and administrative	(9,573)	(8,791)	(782)	(8.9)%
Other expenses (1)	(1,181)	(1,229)	48	3.9%
Interest and related amortization	(34,607)	(33,659)	(948)	(2.8)%
Total other income and expenses, net	$(97,020)	$(91,250)	$(5,770)	(6.3)%
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Total Other income and expenses, net decreased $5.8 million, or 6.3%, for the quarter ended September 30, 2026 compared to the same period in 2025 primarily due to higher Depreciation and amortization, Interest and related amortization, General and administrative and lower Interest income.
Casualty-related charges/(recoveries), net
During the quarter ended September 30, 2026, we recognized expenses of approximately $0.4 million for debris removal and other costs related to hurricane events, with an insurance recovery revenue accrual of $0.2 million. During the quarter ended September 30, 2025 we recognized excess insurance recovery revenue of approximately $3.7 million, for reimbursement of capital expenditures related to Hurricane Ian. The debris removal, cleanup and other costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.
Income tax (expense)/benefit
During the quarter ended September 30, 2026, we recognized a full valuation allowance against deferred tax assets of our taxable REIT subsidiaries (TRSs) of $12.1 million.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures was $1.1 million lower during the quarter ended September 30, 2026 compared to the same period in 2025 primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds in 2025.

Management’s Discussion and Analysis (continued)
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Income from Property Operations
The following table summarizes certain financial and statistical data for the Core Portfolio and the total portfolio for the nine months ended September 30, 2026 and 2025:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
MH base rental income (1)	$590,627	$558,678	$31,949	5.7%	$591,318	$559,245	$32,073	5.7%
Rental home income (1)	11,610	10,508	1,102	10.5%	11,700	10,543	1,157	11.0%
RV and marina base rental income (1)	331,071	328,495	2,576	0.8%	352,502	343,116	9,386	2.7%
Annual membership subscriptions	55,734	50,580	5,154	10.2%	56,627	51,112	5,515	10.8%
Membership upgrade revenue (2)(3)	9,360	9,225	135	1.5%	9,360	9,292	68	0.7%
Utility and other income (1)	105,829	100,977	4,852	4.8%	107,951	106,919	1,032	1.0%
Property operating revenues	1,104,231	1,058,463	45,768	4.3%	1,129,458	1,080,227	49,231	4.6%

Utility expense	126,141	122,411	3,730	3.0%	130,150	125,281	4,869	3.9%
Payroll	90,732	89,921	811	0.9%	94,560	92,588	1,972	2.1%
Repairs and maintenance	80,809	76,769	4,040	5.3%	83,462	79,094	4,368	5.5%
Insurance and other (1)(4)	76,648	79,687	(3,039)	(3.8)%	80,613	83,521	(2,908)	(3.5)%
Real estate taxes	64,100	62,426	1,674	2.7%	66,001	64,073	1,928	3.0%
Rental home operating and maintenance	4,407	3,799	608	16.0%	4,424	3,815	609	16.0%
Membership sales and marketing	13,181	12,109	1,072	8.9%	13,205	12,192	1,013	8.3%
Property operating expenses, excluding property management	456,018	447,122	8,896	2.0%	472,415	460,564	11,851	2.6%
Income from property operations, excluding property management (5)	648,213	611,341	36,872	6.0%	657,043	619,663	37,380	6.0%
Property management	61,871	61,430	441	0.7%	61,871	61,430	441	0.7%
Income from property operations (5)	$586,342	$549,911	$36,431	6.6%	$595,172	$558,233	$36,939	6.6%
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
(3)Membership upgrade revenue is net of deferrals of $0.2 million for the nine months ended September 30, 2025.
(4)Includes bad debt expense for all periods presented.
(5)See Non-GAAP Financial Measures section of the Management’s Discussion and Analysis for definitions and reconciliations of these Non-GAAP measures to Net Income available for Common Stockholders.

Total Portfolio income from property operations for the nine months ended September 30, 2026 increased $36.9 million, or 6.6%, from the same period in 2025 driven by an increase of $36.4 million, or 6.6%, from our Core Portfolio and an increase of $0.5 million from our Non-Core Portfolio.
Property Operating Revenues
MH base rental income in our Core Portfolio for the nine months ended September 30, 2026 increased $31.9 million, or 5.7%, from the same period in 2025, which reflects 5.8% growth from rate increases and a decline in occupancy of 0.1%. The average monthly MH base rental income per Site in our Core Portfolio increased to approximately $956 for the nine months ended September 30, 2026 from approximately $904 for the nine months ended September 30, 2025. Average occupancy for the Core Portfolio was 93.8% and 94.4% for the nine months ended September 30, 2026 and 2025, respectively.

Management’s Discussion and Analysis (continued)
RV and marina base rental income is comprised of the following:

	Core Portfolio				Total Portfolio
	Nine Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Annual	$243,882	$232,317	$11,565	5.0%	$252,774	$239,438	$13,336	5.6%
Seasonal	35,079	40,128	(5,049)	(12.6)%	38,319	42,748	(4,429)	(10.4)%
Transient	52,110	56,050	(3,940)	(7.0)%	61,409	60,930	479	0.8%
RV and marina base rental income	$331,071	$328,495	$2,576	0.8%	$352,502	$343,116	$9,386	2.7%
RV and marina base rental income in our Core Portfolio for the nine months ended September 30, 2026 increased $2.6 million, or 0.8%, from the same period in 2025 due to an increase in Core Annual RV and marina base rental income of 5.0%, partially offset by decreases in Core Seasonal and Transient RV and marina base rental income of 12.6% and 7.0%, respectively. The increase in Core Annual RV and marina base rental income was driven by an increase in rate of 5.1%, offset by a decline in occupancy of 0.1%. The decreases in Core Seasonal and Transient RV and marina base rental income were primarily due to lower occupancy in the South, West and Central regions.
Utility and other income in our Core Portfolio for the nine months ended September 30, 2026 increased $4.9 million, or 4.8%, from the same period in 2025. The increase was primarily due to an increase in utility income and pass-through income of $3.8 million and $0.9 million, respectively. The increase in utility income was driven by higher recovery rates and higher expenses driving additional recovery primarily in trash, sewer and electric income, and the increase in pass-through income was primarily driven by increases in real estate tax pass-throughs to customers in Florida. The utility recovery rate (utility income divided by utility expenses) for the nine months ended September 30, 2026 and 2025 was approximately 49.7% and 48.1%, respectively.
Property Operating Expenses
Property operating expenses, excluding property management, in our Core Portfolio for the nine months ended September 30, 2026 increased $8.9 million, or 2.0%, from the same period in 2025 driven by increases in Repairs and maintenance of $4.0 million, Utility expense of $3.7 million and Real estate taxes of $1.7 million, partially offset by a decrease in Insurance and other expenses of $3.0 million. The increase in Repairs and maintenance expense was driven by increases in extraordinary repairs and maintenance, lawn and common area maintenance and contract repairs, partially offset by a decrease in security guard expense. The increase in Utility expense was due to increases in trash, sewer and water expenses, partially offset by decreases in electric and gas expenses. The increase in Real estate taxes was primarily due to an increase in our Florida, Ohio, Rhode Island, Virginia and Wisconsin portfolios, partially offset by lower real estate tax assessments in our Texas portfolio. The decrease in Insurance and other expenses was due primarily to a decrease in insurance expense as a result of our property and casualty renewal on April 1, 2026.
Home Sales and Other
The following table summarizes certain financial and statistical data for our Home Sales and Other Operations:

	Nine Months Ended September 30,
(amounts in thousands, except home sales volumes)	2026	2025	Variance	% Change
Gross revenues from new home sales	$26,030	$28,737	$(2,707)	(9.4)%
Cost of new home sales	25,462	26,796	(1,334)	(5.0)%

Gross revenues from used home sales	2,376	2,869	(493)	(17.2)%
Cost of used home sales	4,333	2,995	1,338	44.7%

Gross revenues from brokered resales and ancillary services	37,888	37,042	846	2.3%
Cost of brokered resales and ancillary services	18,724	17,851	873	4.9%

Home selling and ancillary operating expenses	22,019	20,342	1,677	8.2%

Home sales volumes
New home sales	282	353	(71)	(20.1)%
Used home sales	427	271	156	57.6%
Brokered home resales	387	337	50	14.8%

Management’s Discussion and Analysis (continued)
Gross revenues from new home sales decreased $2.7 million and Cost of new home sales decreased $1.3 million during the nine months ended September 30, 2026 compared to the same period in 2025 as a result of a change in overall sales mix.
Gross revenues from used homes sales decreased $0.5 million and Cost of used homes sales increased $1.3 million during the nine months ended September 30, 2026 compared to the same period in 2025 as a result of a change in overall sales mix.
Gross revenues from brokered resales and ancillary services and Cost of brokered resales and ancillary services increased by $0.8 million and $0.9 million, respectively, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases were the result of higher revenue and cost of sales related to ancillary services offered at our Properties.
Rental Operations
The following table summarizes certain financial and statistical data for our MH Rental Operations:

	Nine Months Ended September 30,
(amounts in thousands, except rental unit volumes)	2026	2025	Variance	% Change
Rental operations revenue (1)	$29,904	$26,234	$3,670	14.0%
Rental home operating and maintenance	4,407	3,799	608	16.0%
Depreciation on rental homes (2)	8,384	7,551	833	11.0%

Gross investment in new manufactured home rental units	$302,223	$239,937	$62,286	26.0%
Gross investment in used manufactured home rental units	$16,553	$13,622	$2,931	21.5%

Net investment in new manufactured home rental units	$256,130	$200,330	$55,800	27.9%
Net investment in used manufactured home rental units	$13,701	$10,441	$3,260	31.2%

Number of occupied rentals – new, end of period	2,085	1,905	180	9.4%
Number of occupied rentals – used, end of period	189	186	3	1.6%
______________________
(1)Consists of Site rental income and home rental income in our Core Portfolio. Approximately $18.3 million and $15.7 million of Site rental income for the nine months ended September 30, 2026 and 2025, respectively, are included in MH base rental income within the Core Portfolio Income from Property Operations table. The remainder of home rental income is included in rental home income in our Core Portfolio Income from Property Operations table.
(2)Presented in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.

Rental operations revenues were $3.7 million, or 14.0%, higher during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a 9.9% growth in occupancy and a 4.1% growth in rate.
Other Income and Expenses
The following table summarizes Other income and expenses, net:

	Nine Months Ended September 30,
(amounts in thousands, expenses shown as negative)	2026	2025	Variance	% Change
Depreciation and amortization	$(161,671)	$(155,904)	$(5,767)	(3.7)%
Interest income	5,106	7,210	(2,104)	(29.2)%
Income from other investments, net	9,487	6,074	3,413	56.2%
General and administrative	(32,546)	(28,485)	(4,061)	(14.3)%
Other expenses (1)	(3,623)	(3,674)	51	1.4%
Interest and related amortization	(102,076)	(96,995)	(5,081)	(5.2)%
Total other income and expenses, net	$(285,323)	$(271,774)	$(13,549)	(5.0)%
_____________________
(1)Prior period amounts have been reclassified to conform to the current period presentation.

Total Other income and expenses, net decreased $13.5 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher Depreciation and amortization, Interest and related amortization, General and administrative expenses and Income from other investments, net, partially offset by lower Interest income.

Management’s Discussion and Analysis (continued)
Casualty-related charges/(recoveries), net
During the nine months ended September 30, 2026 and 2025, we recognized debris removal, cleanup and other costs related to hurricane events of approximately $0.5 million and $1.0 million, respectively, with an insurance recovery revenue accrual of $0.2 million and $0.8 million, respectively. During the nine months ended September 30, 2026 and 2025, we also recognized insurance recovery revenue in excess of expenses for Hurricane Ian of $7.1 million and $4.3 million, respectively. The debris removal, cleanup and other costs and offsetting recovery accrual and reimbursement of capital expenditures are presented in Casualty-related charges/(recoveries), net in the Consolidated Statements of Income and Comprehensive Income.
Gain/(Loss) on sale of real estate and impairment, net
During the nine months ended September 30, 2026, we recognized an impairment of $0.5 million related to home fixed assets. During the nine months ended September 30, 2025, we recognized an impairment of $0.7 million related to the discontinuation of certain capital projects.
Income tax (expense)/benefit
During the nine months ended September 30, 2026, we recognized a full valuation allowance against deferred tax assets of our TRSs of $12.1 million.
Equity in income/(loss) of unconsolidated joint ventures
Equity in income/(loss) of unconsolidated joint ventures was $6.1 million lower during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a distribution from an unconsolidated joint venture that refinanced a secured loan and distributed proceeds in 2025.

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
As of September 30, 2026 and December 31, 2025, secured debt encumbered a total of 112 of our Properties, and the gross carrying value of such Properties was approximately $3,320.7 million and $3,266.6 million, respectively.
On November 1, 2024, we entered into our current ATM equity offering program with certain sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $700.0 million. As of September 30, 2026, the full capacity of our current ATM equity offering program remained available for issuance.
As of September 30, 2026, we had available liquidity in the form of approximately 405.9 million shares of authorized and unissued common stock, par value $0.01 per share, and 10.0 million shares of authorized and unissued preferred stock registered for sale under the Securities Act of 1933, as amended.
On October 27, 2026, our Board of Directors (the “Board”) approved a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock, par value $0.01 per share (the “2026 Stock Repurchase Program”). Repurchases under the 2026 Stock Repurchase Program may be made from time to time, on the open market, through privately negotiated transactions or otherwise, in each case in accordance with Rule 10b-18 and 10b5-1 promulgated under the Securities Exchange Act of 1934 and other applicable legal requirements. Under the 2026 Stock Repurchase Program, the Chief Executive Officer and Chief Financial Officer may cause the Company to repurchase outstanding common stock until the earliest of October 31, 2027, the repurchase of the aggregate value of the common stock authorized or a determination by the Board to discontinue such repurchases. The timing and actual number of common stock repurchased will depend on a variety of factors including, price, corporate and regulatory requirements and other business and market conditions. The 2026 Stock Repurchase Program does not obligate us to repurchase any specific number of common stock, and we may initiate, suspend or discontinue purchases under the 2026 Stock Repurchase Program at any time.
We also utilize interest rate swaps to add stability to our interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of the designated derivative are recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets and are subsequently reclassified into earnings in the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. For additional information regarding our interest rate swaps, see Part I. Item 1. Financial Statements—Note 8. Derivative Instruments and Hedging Activities.
We expect to meet our short-term liquidity requirements, including principal payments, capital improvements and dividend distributions for the next twelve months, generally through available cash, net cash provided by operating activities, issuances of equity under our ATM equity offering program and our LOC. As of September 30, 2026, our LOC had a remaining borrowing capacity of $352.9 million with the option to increase the borrowing capacity by $200.0 million, subject to certain conditions. The LOC bears interest at a rate of SOFR plus 0.10% plus 1.25% to 1.65% and requires an annual facility fee of 0.20% to 0.35%. The LOC is net of a standby letter of credit of $9.0 million provided to one of our insurers as collateral for workers’ compensation and automobile claims.
We expect to meet certain long-term liquidity requirements, such as scheduled debt maturities, property acquisitions and capital improvements, using long-term collateralized and uncollateralized borrowings, including the existing LOC and the

Management’s Discussion and Analysis (continued)
issuance of debt securities or the issuance of equity including under our ATM equity offering program.
The following table summarizes our cash flows activity:

	For the nine months ended September 30,
(amounts in thousands)	2026	2025
Net cash provided by operating activities	$493,983	$471,687
Net cash used in investing activities	(157,493)	(223,720)
Net cash used in financing activities	(338,288)	(233,252)
Net increase (decrease) in cash and restricted cash	$(1,798)	$14,715
Operating Activities
Net cash provided by operating activities increased $22.3 million to $494.0 million for the nine months ended September 30, 2026 from $471.7 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was primarily due to an increase in accounts payable and other liabilities and other assets, net, partially offset by an increase in cash outflows related to manufactured homes, net.
The following table summarizes our purchase and sale activity of manufactured homes:

	For the nine months ended September 30,
(amounts in thousands)	2026	2025
Purchase of manufactured homes	$(76,062)	$(55,034)
Sale of manufactured homes	25,358	25,411
Manufactured homes, net	$(50,704)	$(29,623)
Investing Activities
Net cash used in investing activities decreased $66.2 million to $157.5 million for the nine months ended September 30, 2026 from $223.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by decreases in cash outflows related to issuance of notes receivable and capital improvements and a decrease in cash inflows related to proceeds from insurance claims, net.
Capital Improvements
The following table summarizes capital improvements:

	For the nine months ended September 30,
(amounts in thousands)	2026	2025
Asset preservation (1)	$39,268	$36,977
Improvements and renovations(2)	28,641	27,851
Property upgrades and development (3)	62,396	95,459
Site development (4)	21,677	10,348
Total property improvements	151,982	170,635
Corporate	8,210	5,298
Total capital improvements	$160,192	$175,933
______________________
(1)Includes upkeep of property infrastructure including utilities and streets and replacement of community equipment and vehicles.
(2)Includes enhancements to amenities such as buildings, common areas, swimming pools and replacement of furniture and site amenities.
(3)Includes $13.3 million and $19.0 million of restoration and improvement capital expenditures related to hurricane events for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes capital expenditures to improve the infrastructure required to set manufactured homes.

Financing Activities
Net cash used in financing activities increased $105.0 million to $338.3 million for the nine months ended September 30, 2026 from $233.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in distributions to common stockholders and OP unit holders of $18.7 million and decrease in term loan proceeds of

Management’s Discussion and Analysis (continued)
$240.0 million, partially offset by a decrease in cash outflows related to principal payments and mortgage debt repayment of $85.7 million, an increase in net line of credit borrowings of $65.0 million and a decrease in cash outflows related to debt issuance and defeasance costs of $2.5 million.
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
Critical Accounting Policies and Estimates
Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2026.
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
•repurchases by us of our securities or the dilutive effects of issuing additional securities;
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

Management’s Discussion and Analysis (continued)
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings
See Part I. Item 1. Financial Statements—Note 12. Commitments and Contingencies accompanying the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
A description of the risk factors associated with our business are discussed in Item 1A. Risk Factors in our 2025 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. We have updated our risk factors disclosed in Part I. Item 1A. Risk Factors in our 2025 Form 10-K with the risk factor description below.
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
•equity repurchases by us, or the perception that such repurchases may occur, through the Company’s stock repurchase program, including the funding sources for those repurchases;
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5.Other Information
During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
On October 27, 2026, our Board of Directors (the “Board”) approved a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock, par value $0.01 per share (the “2026 Stock Repurchase Program”). Repurchases under the 2026 Stock Repurchase Program may be made from time to time, on the open market, through privately negotiated transactions or otherwise, in each case in accordance with Rule 10b-18 and 10b5-1 promulgated under the Securities Exchange Act of 1934 and other applicable legal requirements. Under the 2026 Stock Repurchase Program, the Chief Executive Officer and Chief Financial Officer may cause the Company to repurchase outstanding common stock until the earliest of October 31, 2027, the repurchase of the aggregate value of the common stock authorized or a determination by the Board to discontinue such repurchases. The timing and actual number of common stock repurchased will depend on a variety of factors including, price, corporate and regulatory requirements and other business and market conditions. The 2026 Stock Repurchase Program does not obligate us to repurchase any specific number of common stock, and we may initiate, suspend or discontinue purchases under the 2026 Stock Repurchase Program at any time.

Item 6.Exhibits

10.1(a)	Change in Control Severance Plan
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

The following documents are incorporated by reference.

(a)Included as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: October 27, 2026	By:	/s/ Marguerite Nader
Marguerite Nader
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2026	By:	/s/ Paul Seavey
Paul Seavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2026	By:	/s/ Caroline Karp
Caroline Karp
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)